Form 10-K
period 1993-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1994-03-31
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    (FEE REQUIRED)

   For the fiscal year ended: December 31, 1993
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   (NO FEE REQUIRED)

For the transition period from
       to
   Commission File Number: 0-4625

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                No. 36-2678171
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

307 North Michigan Avenue, Chicago,Illinois  60601
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

                                   Share/Par Value Outstanding             Name of each exchange
Title of each class                       February 28, 1994                  on which registered
5 3/4% Convertible Subordinated
 Debentures Due August 15, 2002             $110,000,000                   New York Stock Exchange
8 3/4% Series H Cumulative
 Preferred Stock                               2,300,000                   New York Stock Exchange
Common Stock/$1 par value                     51,871,422     *             New York Stock Exchange

(*) Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes: X/ No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 28, 1994 was $1,231,946,273.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                                  Title                          Part
Proxy statement for the 1994 Annual Meeting of Shareholders      III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index                           IV, Item 14

                                     PART I

Item 1-Business

(a) General Development of Business. Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property & liability), title, mortgage guaranty, and life (life & disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General, Title, Mortgage Guaranty, and Life Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business.

           Financial Information Relating to Segments of Business (a)

  The contributions to net revenues, income (loss) before taxes and before the cumulative effect of accounting changes of each Old Republic segment are set forth below for the years shown, together with their respective assets at the end of each year. The information below should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere herein.

                                                                      ($ in Millions)
                                                            Years Ended December 31,
                              Net Revenues (b)                Income (Loss) Before Taxes
                             1993       1992       1991       1993       1992       1991
General. . . . . . . .  $ 1,058.5  $ 1,001.8     $933.3   $  124.5   $  118.7   $  118.1
Title. . . . . . . . .      467.9      412.8      313.5       32.1       26.9       15.7
Mortgage Guaranty. . .      118.6       78.8       55.8       61.3       43.8       28.2
Life . . . . . . . . .       49.5       60.0       49.0        6.5       18.9       10.7
Other Operations - Net        1.3         .6        1.6      (21.4)     (20.5)     (18.7)
Subtotal . . . . . . .    1,696.0    1,554.2    1,353.4      203.0      187.9      154.1
Realized Investment Gains     0.2       62.8       21.1       40.2       62.8       21.1
Total. . . . . . . . .   $1,736.3  $ 1,617.0   $1,374.5    $ 243.3    $ 250.7    $ 175.2

                                            Assets at December 31,
                                   1993 (c)         1992            1991
General. . . . . . . .           $5,075.1       $ 3,292.1         $2,994.8
Title. . . . . . . . .              402.7           373.3            328.6
Mortgage Guaranty. . .              408.3           288.0            211.3
Life . . . . . . . . .              336.8           292.6            285.7
Total. . . . . . . . .           $6,098.3       $ 4,141.6         $3,713.2

(a) Reference is made to the table in Note 7 of the Notes to Consolidated Financial Statements,
    incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance  industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized  investment
(c) See Item 6 - Selected Financial Data, note (b)

                             General Insurance Group

  Through its General Insurance Group subsidiaries, the Corporation assumes risks and performs related risk management and marketing services pertaining to a large variety of property and liability commercial insurance coverages. Old Republic does not have a meaningful participation in personal lines of insurance.

  Liability Coverages: Workers' compensation, general liability (including the general liability portion of commercial package policies), and commercial automobile full coverage protection are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic specializes in a number of industries, most prominently the transportation, coal and energy services, construction and forest product industries. Such business is primarily produced through agency and brokerage channels.
  The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.

  During the past ten years, the Corporation has steadily diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1993, production of direct workers' compensation premiums accounted for 34.0% of consolidated direct premiums written by the General Insurance Group. For the same year, general liability and commercial automobile direct insurance premiums amounted to 11.3% and 31.0%, respectively, of consolidated direct premiums written.

  During the past decade, specialty programs have also been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and insurance for grain elevators and LPG gas operations.

  The Corporation assumes (on both treaty and facultative bases) a moderate amount of reinsurance business underwritten by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

  Property and Other Coverages: Old Republic's property insurance business includes physical damage insurance on commercial automobile and trucking risks. A small volume of business is represented by fire and other physical perils for houses, mobile homes and commercial properties. All such insurance is produced either directly, through agents or financial intermediaries, such as finance companies, and on a reinsurance assumed basis.

  Fidelity and surety coverages are underwritten through agents by the Old Republic Surety Group, Inc.

  Old Republic Insured Credit Services, Inc., a wholly-owned subsidiary, has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks and thrift institutions. This coverage provides lenders with a guaranty against defaults on home equity and home improvement loans and installment sales contracts.

  Auto Warranty and Home Warranty, while still relatively small businesses, are marketed directly by the Corporation.

                              Title Insurance Group

  The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

  There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a onetime premium. Most mortgages made in the United States are extended by savings and loan associations, mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. The financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy is issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.

  The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same land may be reduced, depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the consumer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss.

  In connection with its title insurance operations, the Corporation also provides escrow facilities, services for the disbursement of construction funds, and other services pertaining to real estate transfers.

                             Mortgage Guaranty Group

  Real estate mortgage loan insurance protects lending institutions against certain losses, generally to the extent of 10% to 30% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.

  Mortgage guaranty insurance premiums originate from savings and loan associations and other lending institutions. Approximately 21% of the Corporation's residential real estate loan insurance business is currently originated by savings and loan associations, and the remaining 79% is produced through other lenders. Increased failures of savings and loan associations and other lending institutions have not had and should not have a bearing on the mortgage guaranty or other coverages in the Corporation's business since the profitability of its insurance products is not tied to any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place. The Corporation's mortgage guaranty insurance in force at December 31, 1993 was originally produced by about 2,800 different lending institutions, and 1,500 such institutions originated business in 1993.

  Both annual and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year-to-year basis with first-year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of from three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charge similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 98% of the residential real estate loan insurance in force at December 31, 1993 has been written under annual premium plans.

  The Corporation limits its residential real estate insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender, but the master policy does not obligate the Corporation to issue insurance on any particular loan. To obtain insurance on a specific mortgage loan, an approved lender submits an application, supported by a copy of the borrower's loan application, an appraisal report on the property by either the lender or an independent appraiser, a written credit report on the borrower, an affidavit of the borrower's equity and certain other information. The underwriting department reviews this material and approves or rejects the application, usually on the day it is received. The Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mort-gage Corporation. Upon approval of an application for insurance of a loan, the Corporation issues a commitment to insure the loan; this is followed by a certificate of insurance when the loan is consummated.

                              Life Insurance Group

  Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through consumer finance companies, banks, savings and loan associations and automobile dealers. Approx-imately one-half of the borrowers insured under consumer credit life insurance are also covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled.

  Old Republic has written various conventional disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, and owners of small businesses.

  Annuities: In the past, Old Republic marketed annuity policies, some of which remain outstanding, through securities dealers in New York State. These policies provide for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential because the Corporation has been unwilling to invest in so-called "junk bonds" or illiquid investments to help assure higher, more competitive guaranteed rates. Consolidated Underwriting Statistics
  The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Title, and Mortgage Guaranty in-surance groups, and disability/accident & health coverages underwritten directly or through reinsurance in both the Life and General Insurance groups; 2) a summary of net retained life insurance in force at the end of the years shown:

                                             ($ in Millions)
                                          Years Ended December 31,
   General Insurance Group:                1993    1992      1991
      Overall Experience:
      Net Premiums Written . . . . . . . $  876.7 $  799.8 $  744.6
      Net Premiums Earned (a). . . . . . $  866.3 $  806.2 $  747.2
      Loss Ratio . . . . . . . . . . . .      81%      76%      79%
      Policyholders' Dividend Ratio. . .     (1)%       5%       4%
      Expense Ratio(a) . . . . . . . . .       26%       27%       24%
      Composite Ratio. . . . . . . . . .     106%      108%     107%

      Experience by Major Coverages:
      Workers' Compensation:
      Net Premiums Earned (a). . . . . . $  271.1 $  261.2 $  271.6
      Loss Ratio . . . . . . . . . . . .      96%      79%      92%
      Policyholders' Dividend Ratio. . .      (2)%       16%       10%

      Commercial Automobile (Principally trucking):
      Net Premiums Earned (a). . . . . . $  284.1 $  251.5 $  224.1
      Loss Ratio . . . . . . . . . . . .       77%       75%       77%

      General Liability:
      Net Premiums Earned (a). . . . . . $   54.0 $   51.0 $   45.3
      Loss Ratio . . . . . . . . . . . .       80%       79%       61%

      Property and Other Coverages:
      Net Premiums Earned (a). . . . . . $  257.3 $  242.6 $  206.2
      Loss Ratio . . . . . . . . . . . .       69%       74%       69%

   Title Insurance Group:(b)
      Net Premiums Earned. . . . . . . .   $249.6   $206.1   $156.2
      Combined Net Premiums & Fees Earned   449.4    394.5    297.6
      Loss Ratio: To Net Premiums Earned      26%      30%      21%
         : To Net Premiums & Fees Earned      15%      16%      11%

   Mortgage Guaranty Group:
      Net Premiums Earned (b)  . . . . .   $ 96.8   $ 61.6    $40.8
      Loss Ratio (a) . . . . . . . . . .       26%       23%       36%

   Disability/Accident & Health (c):
      Net Premiums Earned. . . . . . . .    $20.6    $19.7    $17.4
      Loss Ratio . . . . . . . . . . . .       59%     45%      59%

   Net Retained Life Insurance In Force:
      Ordinary Life. . . . . . . . . . . $4,046.7 $3,188.8 $2,240.7
      Credit and Other Life. . . . . . .    239.8    326.5    452.8
        Total. . . . . . . . . . . . . . $4,286.7 $3,515.5 $2,693.7

(a)   Statutory net premiums earned and expense ratios may vary from amounts calculated pursuant to generally accepted accounting principles due to differences in the calculation of unearned premium reserves and acquisition cost under each accounting method.
(b)   Amounts and ratios reported are determined pursuant to generally accepted accounting principles.
(c)   Disability/accident & health data reflect the composite experience of the Life and General Insurance segments of business.
      Accordingly, the General Insurance Group composite experience includes premiums and related costs for disability/accident &
      health coverages underwritten directly or through reinsurance in such group.

  Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.
  General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may fluctuate due to a variety of factors. The inherent volatility of claims experience due to chance events in any one year, greater loss costs emanating from involuntary business (i.e. from industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which have experienced financial difficulties are some of the major factors influencing comparisons of loss ratios between years. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these coverages should take such concurrent underwriting assumptions into account.
  The Title Insurance Group loss ratios for the years presented are relatively the same as there has been no material change in frequency and severity trends in the last three years. In 1993 and 1992, however, additional claim provisions of $13.3 million and $15.0 million, respectively, covering various escrow losses in process of final settlement increased the loss ratio compared to premiums and fees earned by 3% and 4%, respectively. The improvement in recent years in the mortgage guaranty loss ratio is due to lower claim frequency and the beneficial effects of higher premium rates.
  The increases in net ordinary life insurance in force, is attributed to the introduction beginning in 1990 of more favorably priced life products that have received greater market acceptance.

                        General Insurance Claim Reserves

  The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (such as attorneys' fees which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of the claim department) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheet as of December 31, 1993 in terms of gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.
  The establishment of claim reserves by property and liability insurers, such as the Corporation's General Insurance Group, is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, the evolution, interpretation, and expansion of tort law, and the effects of unexpected jury verdicts.
  In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4% as permitted by insurance regulatory authorities. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts of approximately $115.9, $129.3 and $152.7 million, as of December 31, 1993, 1992, and 1991, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons, and for the effect of retrospective rating and similar plans as discussed under "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein.
  The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.
  The following table shows a reconciliation of consolidated property and liability beginning and ending claim reserves, and the indicated deficiencies or redundancies for the years 1983 to 1993. In reviewing this tabular data, it should be recognized that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. With respect to the 1985 and 1986 data in particular, the indicated deficiency pertains largely to adverse claim development for reinsurance assumed business which the Company has de-emphasized since 1986 due to unacceptably high loss ratios. Further, the reserve redundancies or deficiencies shown are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

  The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary must, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                   ($ in Millions/Percentages to Nearest Whole Point)
(a) As of December 31:    1983     1984    1985     1986     1987     1988     1989     1990     1991     1992     1993
(b) Liability (1) for unpaid claims
    and claim adjustment
    expenses(2):          $319     $630    $743     $974   $1,130   $1,271   $1,335   $1,435   $1,540   $1,573   $1,700

(c) Paid (cumulative) as of (3):
    One year later         20%      11%     25%      17%      18%      22%      21%      22%      24%      20%       -%
    Two years later         34       32      34       34       34       35       35       37       36        -        -
    Three years later       44       35      43       46       43       45       46       45        -        -        -
    Four years later        32       40      52       53       51       53       52        -        -        -        -
    Five years later        28       49      57       59       58       57        -        -        -        -        -
    Six years later         36       53      62       64       61        -        -        -        -        -        -
    Seven years later       44       58      66       67        -        -        -        -        -        -        -
    Eight years later       52       63      69        -        -        -        -        -        -        -        -
    Nine years later        57       65       -        -        -        -        -        -        -        -        -
    Ten years later        59%      - %     - %      - %      - %      - %      - %      - %      - %      - %      - %


(d) Liability reestimated (i.e.,cumulative payments plus reestimated ending liability) as of (4):
    One year later         99%      93%    109%     103%     104%     101%      98%     100%      99%      97%
    Two years later        100       97     120      111      104       97       99      100       97        -        -
    Three years later      103      103     117      110      100       98       98       99        -        -        -
    Four years later       109      100     117      106      101       98       98        -        -        -        -
    Five years later       101       96     114      108      101       99        -        -        -        -        -
    Six years later         90       93     116      108      102        -        -        -        -        -        -
    Seven years later       88       94     115      109        -        -        -        -        -        -        -
    Eight years later       89       93     117        -        -        -        -        -        -        -        -
    Nine years later        87       95       -        -        -        -        -        -        -        -        -
    Ten years later        88%      - %     - %      - %      - %      - %      - %      - %      - %      - %      - %

(e) Redundancy (deficiency)(5):
   For each year-end
   at (a):                 12%       5%    -17%      -9%      -2%       1%       2%       1%       3%       3%       -%
   Average for all year-ends
   at (a):                  -0.2%

(1)    Amounts are reported net of reinsurance recoverable. (2) Excluding unallocated loss adjustment expense reserves. (3)
       Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the Company of certain previously ceded loss reserves. (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses. (5) Most current liability reestimated (line d) as a percent of beginning liability (line b).

  The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and claim adjustment expenses (1) for each of the years shown.
                                                                                           ($ in Millions)
                                                                                       (Years Ended December 31)
                                                                                        1993           1992           1991
Amount of reserves for unpaid claims and claim adjustment expenses at the
beginning of each year, net of reinsurance losses recoverable                       $1,573.9       $1,540.5       $1,435.0
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year                                      721.7          605.2          565.7
Change in provision for insured events of prior years                                  (51.6)         (20.4)            .6
Total incurred claims and claim adjustment expenses                                    670.0          584.8          566.3
Payments:

Claims and claim adjustment expenses attributable to insured
  events of the current year                                                           246.2          186.0          146.1
Claims and claim adjustment expenses attributable to insured events of
prior years                                                                            296.9          365.3          314.7
Total payments                                                                         543.1          551.3          460.9
Amount of reserves for unpaid claims and claim adjustment expenses at the end
of each year (2), net of reinsurance losses recoverable                              1,700.8        1,573.9        1,540.5
Reinsurance losses recoverable (3)                                                   1,403.0          -               -
 Amount of reserves for unpaid claims and claim adjustment expenses                 $3,103.8       $1,573.9       $1,540.5

(1)  Excluding unallocated loss adjustment expense reserves.
(2)  Reserves for incurred but not reported losses amounted to approximately 30.7%, 28.4%, and 30.5% of the totals shown as of
     December 31, 1993, 1992 and 1991, respectively.
(3)  See Item 6 - Selected Financial Data, note (b).
/TABLE

     The data in the two tables above, incorporates the Corporation's estimates for various environmental impairment and asbestos-related claim or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.
     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to cover normal claim occurrences as well as unusual exposures such as those exemplified by environmental and asbestosis claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1993 the Corporation's aggregate reserves specifically identified with these environmental and asbestosis exposures amounted to approximately $50.5 million (gross) and $25.9 million net of reinsurance. Through December 31, 1993 the Corporation's historical indemnity and loss expense payments relative to these exposures have been negligible in the context of loss and loss expense payments made for all types of claims.
     Old Republic disagrees with the allegations of liability on virtually all environmental and asbestos-related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such issues as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.
     Insurance industry trade associations, individual insurance companies, and others who have evaluated the potential costs of litigating and settling environmental and asbestos-type claims have noted with increasing concern the probability that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, would likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of environmental and asbestos-related claims. While the current Federal administration has recently issued a proposal aimed at possibly reducing environmental exposures incurred in 1985 and prior years through a prospective tax on insurance companies, the impact of any legislation stemming from this proposal cannot be predicted at this time.
     Because of all these issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is extremely difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities and bank deposits.

     All investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate obligations, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policies are also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. The following tables show invested assets at the end of the last three years, together with investment income for such years.

                                                     Consolidated Investments
                                                          ($ in Millions)
                                                           (December 31)


                                                                                     1993            1992           1991
     Held to Maturity (a)
     Fixed Maturity Securities:
       Taxable Bonds and Notes                                                      $2,231.6       $2,623.0       $2,281.7
       Tax-Exempt Bonds and Notes                                                      276.9          218.0          229.6
       Redeemable Preferred Stocks                                                       1.2            5.2            7.2
                                                                                     2,509.8        2,846.3        2,518.6
     Other Invested Assets:
       Mortgage Loans                                                                   17.0           17.2           11.6
       Policy Loans                                                                      2.1            2.1            2.0
       Collateral Loans                                                                   .5            .71             .4
       Sundry                                                                            -              -               .3
                                                                                        19.8           20.2           15.5
                                                                                     2,529.6        2,866.5        2,534.1
     Available for Sale (a)
       Taxable Bonds and Notes (b)                                                     642.4            -              -
       Equity Securities:
         Perpetual Preferred Stocks                                                      3.8             .3             .4
         Common Stocks                                                                 188.0          125.5           51.0
                                                                                     834.3            125.9           51.4
       Short-term Investments                                                          254.3          238.3          290.0
                                                                                     1,088.7          364.2          341.4

     Total Investments                                                              $3,618.4       $3,230.8       $2,875.6

     (a)  As indicated in note 1(c) of the Notes to Consolidated Financial Statements, during 1993 the Company reexamined the classification of its invested assets.  1992 and prior years' data has not been reclassified similarly.
     (b)  Consists of U.S. Government bonds and notes and convertible bonds.

                                             Sources of Consolidated Investment Income
                                                          ($ in Millions)
                                                     (Years Ended December 31)



                                                                                        1993           1992           1991
     Fixed Maturity Securities:
       Taxable                                                                      $  192.6       $  190.0       $  173.8
       Tax-Exempt                                                                       12.5           14.8           22.4
       Redeemable Preferred Stocks                                                       -               .4             .5
                                                                                       205.2          205.3          196.8
     Equity Securities:
       Perpetual Preferred Stocks                                                        0.2            -             -
       Common Stocks                                                                     4.7            2.7             .6
                                                                                         5.0            2.7             .6
     Other Investment Income:
       Interest on Short-term Investments                                                8.7            9.8           17.6
       Sundry                                                                            7.0            8.8            9.1
                                                                                        15.7           18.6           26.7
     Gross Investment Income                                                           226.0          226.7          224.2
       Less: Investment Expenses (a)                                                     5.2            5.1            4.9
     Net Investment Income                                                          $  220.7       $  221.5       $  219.3

     (a)  Investment expenses include interest expense of approximately $0.7 in 1993, $1.0 in 1992, and $1.4 in 1991, relating to reinsurance agreements and retrospective premium adjustment contracts of insurance subsidiaries.  Substantially all other expenses consist of salaries and investment service fees.
/TABLE

     For at least the past 25 years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, and mortgage loans is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1993 and December 31, 1992, total investments in default as to principal and/or interest amounted to less than 1% of consolidated assets.

     The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of capital gains. While the amount of portfolio turnover varies from year to year, dispositions of portfolio investments are generally caused by: 1) calls prior to maturity by issuers; and
2) the Company's ongoing process of monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio.

     Effective January 1, 1993, the Company reevaluated the classification of its invested assets as to whether it (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed-maturity securities), (2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). As a result, the Company's invested assets have been reclassified as either "held to maturity" or "available for sale" as of December 31, 1993.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1993 and December 31, 1992, are shown in the following tables. These investments, $3.1 billion and $2.8 billion at December 31, 1993 and 1992, respectively, represented approximately 68% and 69%, respectively, of consolidated assets, and 97% and 96%, respectively, of consolidated liabilities as of such dates, with assets and liabilities for 1993 reclassified to be consistent with 1992 presentation.

                                      Independent Ratings (a)
                                         December 31,
                                      1993           1992
   (% of total portfolio)
     Aaa                              30.2%          27.6%
     Aa                               26.9           23.3
     A                                33.8           34.4
     Baa                               8.2           12.1
    Total investment grade            99.1           97.4
     All others (b)                    0.9            2.6
       Total.                        100.0%         100.0%

(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.

(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

                                                   Maturity Distribution
                                                       December 31,

                                                1993                1992
                                                     (% of total portfolio)
Due in one year or less. . . . .                4.4%                4.6%
Due after one year through five years          37.5                38.5
Due after five years through ten years         55.9                49.8
Due after ten years through fifteen years       0.9                 2.2
Due after fifteen years. . . . .                1.3                 4.9
                                              100.0%              100.0%

     Average life (years). . . .                5.3                 5.9


(c) Marketing. Workers' compensation, general liability and commercial automobile insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through marketing and underwriting joint ventures.

  A portion of Old Republic's consolidated insurance premium volume, particularly in its General and Life Insurance Groups, is produced by the mass marketing of specially designed insurance products through consumer-oriented businesses such as consumer finance companies, banks, savings and loan associations, mortgage bankers, automobile and mobile home dealers, and consumer products dealers. The Corporation has designed ancillary products, such as credit disability, joint life, loan credit guaranty insurance, and property insurance on loan collateral, for sale through the same sources as its other products. Through the combination of these marketing channels, Old Republic is afforded access to large volume markets without having to invest large sums for mailing, advertising, and other acquisition expenses, or for establishing and administering a large sales organization. No single source accounted for over 10% of Old Republic's premium volume in 1993.

  A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 208 Company offices located in 30 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for the services. During 1993, approximately 45% of title insurance premiums and fees was accounted for by policies issued by agents and underwritten title companies.

  Existing differences in various parts of the country with respect to the acceptance and use of title insurance in real estate sales and loan transactions have a material effect on title insurance growth and operations in the areas concerned. In the Western states and certain urban areas of the East and Midwest, title insurance is widely accepted, with the result that the potential volume of title insurance premium income is large in relation to the volume of real estate activity in those areas. In some other parts of the country, title insurance is not as generally used, particularly in transactions involving residential real estate. Consequently, in those areas, the growth of title insurance depends not only upon market share of the title insurance business within the industry, but also upon the increased use of title insurance in real estate transactions. The volume of real estate activity is also affected by the availability and cost of financing, population growth, family movements and other factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company does less title insurance business relative to new construction during such months than during the rest of the year. The most important factor, insofar as Old Republic's title business is concerned, however, is the rate of activity in the resale market for residential properties.

  Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations and other lending institutions. No sales commissions or other forms of remuneration are paid to the lending institutions or affiliated persons for the procurement or development of business.

  The personal contacts, relationships, and reputations of Old Republic's key executives are a vital element in obtaining and retaining business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people.

  Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, loan credit guaranty, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession, operating and claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.

  At least one insurance subsidiary of Old Republic is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; title insurance operations, however, are licensed to do business in 48 states and the District of Columbia, while mortgage insurance subsidiaries are licensed in 49 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

               Geographical Distribution of Direct Premiums Written



                                            1993       1992       1991
   United States:
     Northeast . . . . . . . .               4.7%       4.2%       3.6%
     Mid-Atlantic. . . . . . .              10.6       11.2       12.0
     Southeast . . . . . . . .              15.5       15.5       16.3
     Southwest . . . . . . . .              14.1       13.5       11.5
     East North Central. . . .              14.7       14.7       15.4
     West North Central. . . .              16.3       16.0       17.6
     Mountain. . . . . . . . .               8.0        7.3        7.3
     Western . . . . . . . . .              14.6       15.8       14.0
   Foreign (Principally Canada)              1.5        1.8        2.3
         Total . . . . . . . .             100.0%     100.0%     100.0%

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for future policy benefits, unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements when they occur. See "General Insurance Claim Reserves" herein.

  To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, and securities.

  Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and clients into some degree of joint venture relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, sponsors whose customers are insured by Old Republic, or individual clients who have formed "captive" insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

  Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share, and excess of loss agreements.

  Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): fire and other physical perils-$20,000; accident and health-$15,000; workers' compensation-$1,000,000; other liability coverages-$600,000; and loan credit guaranty-$200,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $15,000,000 as to any one policy. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $20,000. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250,000.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as credit life and disability insurance, workers' compensation insurance, other property and liability insurance, and title insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. For certain types of coverages, including loan credit guaranty and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs for its customers and to secure state insurance departments' approval of these programs.

(f) Government Regulation. In common with all insurance companies, the Corporation's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but, generally, regulation has been delegated to state insurance commissioners who are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Corporation's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

  The National Association of Insurance Commissioners has promulgated a model law providing stringent regulation of credit life and disability insurance which has been adopted in various forms by most states. An important interpretation of the model law stipulates that a loss ratio below 60% would be construed as producing an excessive premium rate, thereby indirectly defining the maximum rate that can be charged by an insurer. Some states now require a substantially higher loss ratio on these coverages. Although one of the general effects of the model law has been to reduce rates significantly, in some states where the rates were excessively reduced, Old Republic has been able in some cases to obtain higher rates by demonstrating that actual loss ratios incurred have been in excess of a permissible loss ratio required by regulatory authorities as a condition for obtaining rate increases.

  Credit life and disability insurance practices are further regulated by the federal "Truth-in-Lending Law" which requires, among other things, that a borrower be specifically informed of the existence and cost of credit life and disability insurance, execute a written acknowledgement of his understanding of such insurance, and give a written order for the insurance as a condition of his incurring any charge for the coverage.

  There have been various proposals from time to time with respect to additional regulation of credit life and disability insurance which could have an adverse effect on the consumer credit insurance business. The financial institutions whose customers are insured by Old Republic are also regulated by federal and state authorities whose regulations have a direct effect on certain forms of credit life and disability insurance.

  The Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements include a basic standard calling for the maintenance of a ratio of aggregate insured risk to policyholders' surplus (defined as total statutory capital and surplus plus statutory contingency reserves) of not more than 25 to 1. Other qualifying requirements are designed to insure the financial stability of a private mortgage insurance company by limiting the geographic concentration of insurance risks, by limiting risks on nonresidential real estate insurance to 10% of policyholders' surplus, by maintaining 85% of total admitted assets in marketable securities and other highly liquid investments, and by maintaining a minimum policyholders' surplus of $5 million.

  Most of the Company's savings and loan association customers for mortgage guaranty insurance are governed by the regulations of the Federal Home Loan Bank Board. A regulation of that Board prohibits savings and loan associations from insuring any loan with a mortgage insurance company if certain relationships exist between such mortgage insurance company and the savings and loan association. Generally, a savings and loan association may not obtain insurance from any mortgage insurance company if (1) any commission, fee or other compensation is paid to the savings and loan association or any of its officers, directors, employees or affiliates, (2) a savings account is maintained by the mortgage insurance company with such savings and loan association, (3) any officer or employee of the mortgage insurance company or its parent company is a director, officer or controlling person of the savings and loan association, or
(4) either (a) the association or any director, officer, controlling person or affiliate holds equity securities of the mortgage insurance company or any parent company thereof having a cost in excess of $50,000 or representing more than one percent of any class of equity securities of the company, if its assets are less than $50 million, or one-half percent, if the assets equal or exceed $50 million, or (b) the association and all of its directors, officers, controlling persons or affiliates in the aggregate own equity securities of the mortgage insurance company

having a cost in excess of $100,000, or two percent of a company the assets of which are less than $50 million, or one percent, if the assets equal or exceed $50 million.

  The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. All of the Company's subsidiaries meet or exceed these requirements, which vary from state to state.

(g) Employees. As of December 31, 1993, Old Republic employed approximately 6,100 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.


Item 2-Properties

  The principal executive offices of the Company are located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 62% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1993 was approximately $12.6 million, and mortgages thereagainst aggregated $.4 million as of the same date.

  Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 5(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

  There are no material legal proceedings against the Company other than those arising in the normal course of business and which generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.


Item 4-Submission of Matters to a Vote of Security Holders

  None

Item 4(a)-Executive Officers of the Registrant

Name                               AgePosition

Paul D. Adams          48       Senior Vice President, Chief Financial Officer
                                since 1990 and Treasurer since 1993. Executive
                                Vice President, Finance and Secretary from 1982 to 1989 of Great West Casualty Company, a wholly-owned subsidiary.

Anthony F. Colao       66       Senior Vice President, and Director since 1987.

Spencer LeRoy, III     47       Senior Vice President, General Counsel, and
                                Secretary since 1992.

William F. Schumann    54       Senior Vice President since 1989. President
                                since 1974 of Old Republic Insured Credit
                                Services, Inc., a wholly-owned subsidiary.

William A. Simpson     52       Senior Vice President/Mortgage Guaranty, and
                                Director since 1980.  President since 1972 of
                                Republic Mortgage Insurance Company, a
                                wholly-owned subsidiary.

A. C. Zucaro           54       Chief Executive Officer, President, Director
                                and Chairman of the Board since 1990, 1981, 1976 and 1993, respectively.

  The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers, except Mr. LeRoy, has been employed in executive capacities with the Company and/or its subsidiaries for the past five years.


                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

  The Company's common stock is traded on the New York Stock Exchange under the
symbol "ORI".   The high and low closing prices as reported on the New York
Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                              Closing Price        Cash
                                           High      Low   Dividends

   1st quarter 1992. . . . .             $20.88  $17.50    $ .093
   2nd quarter 1992. . . . .              22.38   19.00      .100
   3rd quarter 1992. . . . .              24.38   19.63      .100
   4th quarter 1992. . . . .             $26.50  $23.50    $ .100

   1st quarter 1993. . . . .             $27.00  $24.50    $ .100
   2nd quarter 1993. . . . .              26.13   21.63      .110
   3rd quarter 1993. . . . .              27.38   23.00      .110
   4th quarter 1993. . . . .             $25.50  $21.88    $ .110

  As of January 31, 1994, there were 3,973 registered holders of the Company's Common Stock. See Notes 4(b) and 4(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1993.

Item 6-Selected Financial Data
(All amounts, except common share data, are expressed in millions)
(Years Ended December 31)
                                              1993              1992           1991           1990           1989
FINANCIAL POSITION:
 Cash and Invested Assets (a)                $  3,723.0      $ 3,332.5      $ 2,933.7      $ 2,614.7      $ 2,447.2
 Other Assets (b)                               2,375.3          809.1          779.5          713.7          676.2
   Total Assets                                 6,098.3        4,141.6        3,713.2        3,328.5        3,123.5
 Liabilities, Other than Debt (b)               4,480.5        2,698.0        2,503.0        2,318.3        2,215.5
 Debt and Debt Equivalents                        282.7          277.8          247.6          220.7          211.7
  Total Liabilities                             4,763.3        2,975.8        2,750.6        2,539.1        2,427.2
 Redeemable Preferred Stock                        16.6           18.7           17.1           15.4           21.4
 Convertible Preferred Stock                        3.9            4.5            6.1            9.0           11.6
 Cumulative Preferred Stock                        57.5           57.5           57.5              -              -
 Common Shareholders' Equity                    1,256.9        1,084.9          881.7          764.8          663.1
 Total Capitalization (c)                    $  1,617.7      $ 1,443.6      $ 1,210.2      $ 1,010.1       $  908.0
RESULTS OF OPERATIONS:
 Net Premiums and Fees Earned                $  1,445.7      $ 1,291.9      $ 1,113.4      $ 1,013.4       $  951.3
 Net Investment and Other Income                  250.2          262.3          239.9          228.2          223.6
 Realized Investment Gains                         40.2           62.8           21.1            1.0            6.9
   Net Revenues                                 1,736.3        1,617.0        1,374.5        1,242.7        1,181.9
 Benefits, Claims, Settlement
   Expenses and Dividends                         811.3          752.1          691.8          632.9          594.1
 Underwriting and Other Expenses                  681.6          614.2          507.3          476.9          468.4
   Income Taxes (d)                                78.0           75.0           45.2           28.9           21.2
 Income Before Item Below                         166.4          174.7          131.0          104.6           98.9
 Cumulative Effect of Accounting Changes (e)        8.6              -              -              -              -
   Net Income                                    $175.1         $174.7         $131.0         $104.6          $98.9
COMMON SHARE DATA (f):
 Net Income:
   Primary Earnings (g):
     Income Before Item Below                    $ 2.83         $ 3.09         $ 2.48         $ 2.02        $  1.93
     Accounting Changes                             .15              -              -              -              -
      Net Income                                 $ 2.98         $ 3.09         $ 2.48         $ 2.02        $  1.93
   Fully Diluted Earnings (h):
     Income Before Item Below                    $ 2.69         $ 2.95         $ 2.36         $ 1.93        $  1.83
     Accounting Changes                             .14              -              -              -              -
      Net Income                                 $ 2.83         $ 2.95         $ 2.36         $ 1.93        $  1.83

 Average Common and Equivalent
 Shares Outstanding:  Primary                57,077,542     54,516,581     52,408,404     51,206,038     50,480,922
                      Fully Diluted          61,519,432     58,317,906     56,480,042     55,524,178     55,203,598
 Dividends: Cash                               $    .43      $     .39       $    .37       $    .34       $    .32
                 Stock                               -%           100%            10%             5%             5%
 Book Value                                    $  24.25      $   21.40       $  18.81       $  16.55       $  14.94

Common Shares Outstanding                    51,844,001     50,692,562     46,896,184     46,220,734     44,406,340

(a)  Consists of cash, investments and investment income due and accrued.
(b)  As indicated in note 1(g) of the Notes to Consolidated Financial Statements, the adoption by the Company of certain reporting changes mandated by accounting regulatory authorities served to increase assets and liabilities by equal amounts of approximately $1.5 billion at December 31, 1993.  As permitted, prior years' reports have not been changed retroactively for these changes which became effective in 1993.
(c)  Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders' equity.
(d)  Income taxes were decreased, and net income correspondingly increased by $1.9 ($.03 per share) in 1992, $3.6 ($.07 per share)
     in 1991, $5.5 ($.11 per share) in 1990 and $7.0 ($.14 per share) in 1989, as a result of amortized fresh start deferred income tax credits all of which resulted from changes in tax regulations effective January 1, 1987.
(e)  See notes 1(h) and (l) of the Notes to Consolidated Financial Statements and note (b) above, for an explanation of accounting changes mandated by accounting regulatory authorities.  As permitted, prior year reports have not been changed retroactively for these changes which became effective in 1993.
(f)  Common share data has been retroactively adjusted for all stock dividends and splits declared through December 31, 1993.
     Excludes 4,439,267 issued and outstanding common shares, held by a consolidated affiliate, which are eliminated in consolidation and in the calculation of outstanding shares for financial accounting purposes only.
(g)  Calculated after deduction of preferred stock dividend requirements of $5.2 in 1993, $6.0 in 1992, $1.3 in 1991, $1.5 in 1990
     and $1.8 in 1989.
(h)  Calculated after deduction of preferred stock dividend requirements and after adjustment for post-tax convertible debentures interest of $1.0 in 1993, $2.6 in 1992, $(1.9) in 1991, $(2.1) in 1990 and $(2.1) in 1989.

Item 7-Management Analysis of Financial Position and Results of Operations ($ in Millions, Except Share Data)




                                    OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                         CHANGES IN ACCOUNTING POLICIES

     In 1993, the Company adopted several changes in accounting policies to comply with Financial Accounting Standards Board (FASB) pronouncements that have been mandated. The adoption of the asset and liability method for calculating deferred income taxes and the recognition of present value liabilities pertaining to post-retirement health benefits under retirement plans maintained by a few Old Republic subsidiaries increased net income by $8.6 or 15 cents per share (14 cents fully diluted) in the first quarter of 1993. Accounting for reinsurance ceded transactions affected the Company's balance sheet but not the consolidated income statement; assets and liabilities at December 31, 1993, were increased by corresponding amounts of approximately $1,524.2 due to the reclassification change for these transactions. Finally, the Company reexamined the classification of its invested assets which led to reporting such assets as either "held to maturity" or "available for sale"; the effect of these classification changes was to increase assets and the liability for deferred taxes by $25.2 and $8.7, respectively, and common shareholders' equity for the net unrealized appreciation of securities newly reclassified at fair value by $16.4 or 32 cents per common share as of December 31, 1993. See Note 1 of the Notes to Consolidated Financial Statements for further details relating to these changes. Prior years' financial statements have not been restated nor reclassified to reflect these changes as permitted by the pertinent FASB pronouncements.


                               FINANCIAL POSITION

     Exclusive of the classification changes noted above, Old Republic's financial position at December 31, 1993 reflected increases in assets of 9.8%, liabilities of 8.6%, and common shareholders' equity of 13.5% when compared to the immediately preceding year-end. At December 31, 1993 and 1992, cash and invested assets represented 81.2% and 80.5% of consolidated assets, respectively. Relatively high short-term maturity investment positions were maintained as of the most recent year-ends to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1993 and 1992, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds". During 1993, however, Old Republic increased its commitment to common stock investments which reflected an increase of 50% vis-a-vis the related invested balance at year-end 1992. As of December 31, 1993, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

     Consolidated operations produced positive cash flows for the latest three years. The parent holding company has met its liquidity and capital needs for the past three years through dividends paid by its subsidiaries and through the issuance of debt and equity securities. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

     In August 1992, the Company issued $110 of 5 3/4% convertible debentures maturing in 2002. Net proceeds from this offering were used to redeem approximately $50 of commercial paper debt, with the remainder allocated to the capital of several insurance subsidiaries. Convertible debt of approximately $41.3 outstanding at December 31, 1991 was converted into 2,676,284 shares of Old Republic common stock during 1992.
     Old Republic's capitalization of $1,617.7 at December 31, 1993 consisted of debt and debt equivalents of $282.7, redeemable convertible preferred stock of $16.6 (excluding $15.1 of such stock classified as a debt equivalent), conver-tible preferred stock of $3.9, cumulative preferred stock of $57.5, and common shareholders' equity of $1,256.9. The rise in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of debt and preferred stock to common stock, and the previously noted net unrealized appreciation of securities.


                              RESULTS OF OPERATIONS

Revenues:

     Net premiums and fees earned increased by 12%, 16%, and 10% in 1993, 1992 and 1991, respectively. For each of the past three years, property and liability insurance premium increases were due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. During these years, the Corporation has cancelled periodically certain property and liability insurance business not meeting its underwriting expectations. Greater real estate financing activity during the three most recent calendar years led to higher revenues in the title segment. For the past three years, mortgage guaranty premiums also increased due to a rise in the amount of renewal and new business, and greater market penetration. Life and disability premium volume has generally trended down during the years 1992 and 1991 as the Corporation has continued to de-emphasize this business until greater returns are possible. An increase in 1993 of life and disability premium is attributed to the introduction of more favorably priced term life insurance products that received greater market acceptance.

     Net investment income was relatively flat in 1993 and grew by 1% and 6% in 1992 and 1991, respectively. For each of the past three years, the growth in this revenue source was bolstered by positive consolidated operating cash flows and a concentration of investable assets in interest-bearing, fixed maturity securities. The average annual yield on investments was 6.4%, 7.3%, and 8.1% for the years ended December 31, 1993, 1992 and 1991, respectively; the downward trend reflects principally the declining current yields in the securities markets.

     While the Company's investment policies have not been designed to maximize capital gains, during 1992 such gains were much higher than those realized in 1993 and 1991. Dispositions of securities have been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to reduce investments in tax exempt securities, (3) a desire to extend moderately the average life of the portfolio, and (4) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. For the year 1993, approximately 58% of total dispositions represented maturities and early calls of existing holdings; for the year 1992 these amounted to approximately 37% of all securities sales and dispositions.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 56% in 1993, 58% in 1992 and 62% in 1991. This consolidated ratio was affected principally by a slightly improving claim ratio for property and liability insurance coverages. In the most recent three years, the Corporation's property and liability insurance subsidiaries, along with other companies in the industry, have also sustained higher loss assessments for residual market (assigned risk) business. Policyholders' dividends incurred in the Corporation's property and liability lines for each year reflect changes in the loss ratio for experience-rated policies. The title insurance loss ratio was affected by higher than normal claims provisions in both 1993 and 1992 which added approximately 3.0% and 3.8%, respectively, to this group's loss ratio. The loss ratio declined or remained relatively stable in the mortgage guaranty insurance line due to a reduction of frequency of claim occurrences.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 45% in 1993, 46% in 1992 and 43% in 1991. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. In years during which title insurance premiums and fees grow significantly, as in 1993 and 1992, in particular, the consolidated expense ratio tends to rise as production costs for this line are higher than those for most other types of insurance.

Income from Operations:

     During 1992 the Company's Title Insurance Group established greater than normal loss provisions of $15.0 as additional funding for various title escrow claims in process of disposition. In 1992, the Company's life insurance subsidiaries recorded previously unrecognized tax recoveries of $1.1 and related interest credits of approximately $12.4 stemming from resolution of various long-standing Internal Revenue Service disputes applicable to taxable years 1969 to 1981. These charges and credits served to increase consolidated revenues by $12.4 and claim costs by $15.0, and to record net current and deferred income tax credits of $1.1. Above normal additions to Title Insurance Group claim reserves during 1993 affected adversely pre-tax income by approximately $13.3.

     Income before taxes decreased by 3% in 1993 and increased by 43% in 1992 and 32% in 1991. General insurance results have trended up slightly during the past five years and have continued as the major contributor to consolidated earnings, principally as a result of growing investment income. Title insurance operating results have improved over the past three years due to the previously discussed increase in revenues. The mortgage guaranty segment reflected significantly improved results due to increased revenues and favorable claims experience in each of the past three years, while life and disability operations have reflected a secular downward trend in the past three years. Consolidated pre-tax income for 1993 and 1992 in particular was affected positively by greater than normal realization of investment gains.

     The effective consolidated income tax rates were 32% in 1993, 30% in 1992 and 26% in 1991. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993. In recent years the Corporation has emphasized purchases of taxable investment securities. Amortization of fresh start benefits stemming from the Tax Reform Act of 1986 (the "TRA") reduced income taxes by $1.9 in 1992 and $3.6 in 1991.

     The Revenue Reconciliation Act of 1990 (the "RRA") provided for a number of changes affecting the taxation of the Corporation and a number of its subsidiaries. Among such changes are acceleration in the recognition of salvage and subrogation recoveries and deferral of costs associated with the production of life and disability business and the subsequent amortization of those costs. The TRA also provided for a number of changes affecting the taxation of the Corporation and a number of its subsidiaries. Among such changes are reductions in corporate tax rates, the discounting of loss reserves, the acceleration of premium income recognition, and the inclusion in taxable income of a portion of certain tax-exempt investment income previously not subject to tax. In addition, the TRA calls for the calculation of an alternative minimum tax. The RRA and TRA are likely to result in accelerated payment of federal income taxes. However, most of the additional tax payments are treated as timing differences for financial accounting purposes. Consequently, such payments are expected to have minimal effects on consolidated results of operations and financial position determined in accordance with generally accepted accounting principles.


                                OTHER INFORMATION

     Reference is here made to "Financial Information Relating to Segments of Business" appearing elsewhere herein.

     Historical data pertaining to the operating results, liquidity, and other financial matters applicable to an insurance enterprise such as the Corporation, are not necessarily indicative of results to be achieved in succeeding years. The long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, and changes in government policies and free markets affecting inflation rates and general economic conditions are some of the factors which have a bearing on year-to-year comparisons and future operating results.


Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Preferred Stock and
    Common Shareholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
  Report of Independent Accountants

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in millions)


                                                                                     December 31,
Assets                                                                           1993           1992
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost)
 (Fair value: $2,599.3 and $2,898.0)                                        $2,509.8       $2,846.3
Other long-term investments (at cost)                                           19.8           20.2
  Total                                                                      2,529.6        2,866.5
Available for Sale:
Fixed maturity securities (at fair value)  (cost: $616.5)                      642.4             -
Equity securities (at fair value) (cost: $180.5 and $112.5)                    191.9          125.9
Short-term investments                                                         254.3          238.3
  Total                                                                      1,088.7          364.2
                                                                             3,618.4        3,230.8
Other Assets:
Cash .                                                                          43.9           42.4
Securities and indebtedness of related parties                                  52.3           47.9
Accrued investment income                                                       60.6           59.2
Accounts and notes receivable                                                  236.0          177.9
Federal income tax recoverable-deferred.                                        83.2           76.5
Reinsurance balances and funds held                                            165.8          197.2
Reinsurance recoverable:
  Paid losses                                                                   20.2           15.8
  Policy and claim reserves                                                  1,524.2             -
Deferred policy acquisition costs                                               95.5           78.9
Sundry assets                                                                  197.7          214.6
                                                                             2,479.8          910.8
  Total Assets                                                              $6,098.3       $4,141.6

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:

Future policy benefits                                                      $  190.1       $  139.3
Losses, claims and settlement expenses                                       3,405.6        1,836.4
Unearned premiums                                                              419.2          315.8
Other policyholders' benefits and funds                                         82.9          112.0
  Total policy liabilities and accruals                                      4,097.9        2,403.6
Commissions, expenses, fees and taxes                                          105.8           96.7
Reinsurance balances and funds                                                 169.5          118.7
Federal income tax payable-current                                              14.8             .5
Debt and debt equivalents                                                      282.7          277.8
Sundry liabilities                                                              92.4           78.3
Commitments and contingent liabilities                                           --             --
  Total Liabilities                                                          4,763.3        2,975.8

Preferred Stock:
Redeemable convertible preferred stock (*)                                      16.6           18.7
Convertible preferred stock (*)                                                  3.9            4.5
Cumulative preferred stock (*)                                                  57.5           57.5
  Total Preferred Stock                                                         78.0           80.8

Common Shareholders' Equity:
Common stock(*)                                                                 57.5           56.3
Additional paid-in capital                                                     455.2          444.6
Net unrealized appreciation of securities                                       25.2            8.9
Retained earnings                                                              750.2          606.3
Treasury stock (at cost)                                                       (31.3)         (31.3)
  Total Common Shareholders' Equity                                          1,256.9        1,084.9
  Total Liabilities, Preferred Stock and Common Shareholders' Equity .      $6,098.3       $4,141.6

(*)  At December 31, 1993 and 1992, there were 50,000,000 shares of no par value preferred stock authorized, of which 25,730,906 in 1993 and 29,521,024 in 1992, redeemable and/or convertible and cumulative preferred shares were issued and outstanding. As of the same dates, there were 100,000,000 shares of common stock authorized, $1.00 par value, of which 57,538,872 in 1993 and
     56,387,433 in 1992 were issued. At December 31, 1993 and 1992 there were 20,000,000 shares of Class B Common Stock authorized, $1.00 par value, of which 0 shares were issued. Common shares classified as treasury stock were 5,694,871 as of
     December 31, 1993 and 1992.
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in millions, Except Share Data)


                                   Years Ended December 31,
                                                             1993           1992          1991
Revenues:
Net premiums earned                                         $ 1,246.0       $1,103.5        $ 972.0
Title, escrow, and other fees                                   199.7          188.4          141.4
Net investment income                                           220.7          221.5          219.3
Realized investment gains                                        40.2           62.8           21.1
Other income                                          .           29.5          40.7           20.5
                                                              1,736.3        1,617.0        1,374.5
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses                       817.8          709.6          663.5
Dividends to policyholders                                       (6.4)          42.4           28.3
Underwriting, acquisition, and insurance expenses               656.7          591.0          484.0
Interest and other charges                                       24.8           23.1           23.3
                                                              1,492.9        1,366.3        1,199.2
Income before income taxes and items below                      243.3          250.7          175.2

Income Taxes: Currently payable                                  68.3           54.4           60.4
                     Deferred                                     9.6           20.5          (15.1)
                     Total                                       78.0           75.0           45.2
Income before items below                                       165.3          175.6          129.9
Equity in earnings of unconsolidated subsidiaries
   and minority interests                                         1.1           (.9)            1.0
Income before cumulative effect of accounting changes           166.4          174.7          131.0
Cumulative effect of accounting changes                           8.6              -              -

Net Income                                                    $ 175.1        $ 174.7        $ 131.0

Net Income Per Share:
    Primary:
      Before cumulative effect of accounting changes          $  2.83        $  3.09        $  2.48
      Cumulative effect of accounting changes                       .15              -             -
      Net income                                              $  2.98        $  3.09        $  2.48

    Fully Diluted:
      Before cumulative effect of accounting changes          $ 2.69         $  2.95        $  2.36
      Cumulative effect of accounting changes                      .14              -             -
      Net income                                              $ 2.83         $  2.95        $  2.36

Average number of common and common
  equivalent shares outstanding: Primary                   57,077,542     54,516,581     52,408,404
                                 Fully Diluted             61,519,432     58,317,906     56,480,042

Dividends Per Common Share:
  Cash                                                         $  .43         $  .39         $  .37
  Stock                                                             -%          100%            10%


See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Common Shareholders' Equity ($ in millions)


                                                     Years Ended December 31,
                                                                1993           1992           1991
Redeemable Convertible Preferred Stock:
   Balance, beginning of year                                 $  18.7        $  17.1        $  15.4
      Amortization to redemption value capitalized               (1.0)          (1.0)           (.9)
      Converted into common stock                                (6.3)          (1.5)             -
      Reclassification from debt equivalent                       5.2            4.2            2.7
   Balance, end of year                                       $  16.6        $  18.7        $  17.1

Convertible Preferred Stock:
   Balance, beginning of year                                  $  4.5         $  6.1         $  9.0
      Converted into common stock                                 (.6)          (1.6)          (2.9)
   Balance, end of year                                        $  3.9         $  4.5         $  6.1

Cumulative Preferred Stock:
   Balance, beginning of year                                 $  57.5        $  57.5       $      -
      Stock issued during the year                                 -               -           57.5
   Balance, end of year                                       $  57.5        $  57.5        $  57.5

Common Stock:
   Balance, beginning of year                                 $  56.3        $  26.2        $  23.5
      Stock issued during the year:
        Stock dividends                                            -            26.3            2.3
        Dividend reinvestment plan                                 -               -              -
        Exercise of stock options                                  .3             .6             .1
      Conversion of convertible debt                               -             2.6              -
      Conversion of convertible preferred stock                    .8             .3             .1
   Balance, end of year                                       $  57.5        $  56.3        $  26.2

Additional Paid-in Capital:
   Balance, beginning of year                                  $444.6         $393.4         $325.9
      Stock issued during the year:
        Stock dividends                                            -               -           63.4
        Dividend reinvestment plan                                 .4             .4             .2
        Exercise of stock options                                 3.8            9.3            3.1
      Cost of issuing cumulative preferred stock                   -               -           (2.0)
      Conversion of convertible debt                               -            38.6              -
      Conversion of convertible preferred stock                   6.2            2.8            2.8
   Balance, end of year                                        $455.2         $444.6         $393.4

Net Unrealized Appreciation of Securities:
   Balance, beginning of year                                  $  8.9         $  4.1         $  1.1
       Change for the year, net of deferred tax if any           16.3            4.8            2.9
   Balance, end of year                                       $  25.2         $  8.9         $  4.1

Retained Earnings:
   Balance, beginning of year                                  $606.3         $489.2         $445.5
      Net income                                                175.1          174.7          131.0
      Dividends on common stock: cash                           (21.6)         (19.0)         (16.9)
                                 stock                             -           (26.3)         (65.7)
      Dividends on preferred stock                               (7.2)          (7.8)          (3.2)
      Currency translation adjustments                           (2.2)          (4.3)          (1.2)
   Balance, end of year                                        $750.2         $606.3         $489.2

Treasury Stock:
   Balance, beginning and end of year                         $ (31.3)       $ (31.3)       $ (31.3)

See accompanying Notes to Consolidated Financial Statements.
/TABLE

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in millions)


                                                    Years Ended December 31,

                                                               1993           1992           1991
Cash flows from operating activities:
   Net income                                                $  175.1       $  174.7       $  131.0
   Change in non-cash items:
     Deferred policy acquisition costs                          (16.5)         (11.5)          (5.1)
     Premiums and other receivables                             (58.1)         (16.8)           8.7
     Unpaid claims and related items                            154.0           50.8          123.2
     Future policy benefits and policyholders' funds             47.5            2.2             .3
     Income taxes                                                 (.7)          20.9           (3.4)
     Reinsurance balances and funds                              75.9           58.9          (24.8)
     Accounts payable, accrued expenses and other                16.7           19.7           20.1
   Total                                                        394.0          299.0          250.0

Cash flows from investing activities:
   Sales of fixed maturity securities:
     Maturities and early calls                                 390.3          543.3          448.4
     Other                                                      284.8          929.6          431.3
   Sales of equity securities                                    69.3            5.1           15.2
   Sales of other investments                                     6.3            7.1            5.9
   Sales of fixed assets for company use                          2.0            1.6            5.8
   Purchases of fixed maturity securities                      (968.4)      (1,756.0)      (1,180.2)
   Purchases of equity securities                              (133.7)         (72.3)         (22.9)
   Purchases of other investments                                (6.0)         (10.9)          (8.2)
   Purchases of fixed assets for company use                    (12.1)         (11.0)          (6.8)
   Other-net                                                     (1.7)          (2.1)         (10.1)
   Total                                                       (369.1)        (365.5)        (321.6)

Cash flows from financing activities:
   Increase in term loans                                        17.4            1.6            1.3
   Issuance of preferred and common stock                         4.7           10.4           59.0
   Issuance of debentures and notes                                 -          131.0           30.0
   Repayments of term loans                                      (6.9)         (57.6)          (1.6)
   Dividends on common shares                                   (21.6)         (19.0)         (16.9)
   Dividends on preferred shares                                 (8.3)          (8.9)          (4.2)
   Other-net                                                      7.5              -            (.4)
   Total                                                         (7.3)          57.3           67.1

Increase (decrease) in cash and short-term
 investments                                                     17.5           (9.2)          (4.4)
   Cash and short-term investments, beginning of year           280.7          290.0          294.4
   Cash and short-term investments, end of year              $  298.3       $  280.7       $  290.0

See accompanying Notes to Consolidated Financial Statements.
/TABLE

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)



Note 1-Summary of Significant Accounting Policies-The significant accounting policies employed by Old Republic International Corporation ("Old Republic", "the Company", or "the Corporation") and its subsidiaries are set forth in the following summary. See Note 7 for a discussion of the Company's business segments.

(a) Consolidation Practices-The consolidated financial statements include the accounts of the Corporation and those of its major insurance underwriting and service subsidiaries. Non-consolidated insurance marketing and service sub-sidiaries are insignificant and are reflected on the equity basis of accounting.

(b) Accounting Principles-The Corporation's insurance underwriting subsidiaries maintain their records in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In consolidating such subsidiaries, adjustments have been made to conform their accounts with generally accepted accounting principles.

(c) Investments-Effective January 1, 1993, the Company reexamined the classification of its invested assets on the balance sheet in terms of those assets as to which it either (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities),
(2) has available for sale (carried at fair value with adjustments to equity) or
(3) has the intention of trading (carried at fair value with adjustments to income). As a result, the Company's invested assets are classified as either "held to maturity" or "available for sale." As of December 31, 1993, the effect of these investment classification changes was to increase assets and the liabilities for deferred taxes by $25.2 and $8.7, respectively, and common shareholders' equity for the net unrealized appreciation of securities newly reclassified at fair value of $16.4. This method is in compliance with Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     Bonds, notes and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while bonds and notes classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. The aggregate fair value of fixed maturity securities - "held to maturity" at December 31, 1993 was above the carrying values shown in the accompanying financial statements. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable.


     As of December 31, 1992, bonds, notes and redeemable preferred stocks were generally carried at amortized costs.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross          Gross         Estimated
                                                             Amortized     Unrealized     Unrealized     Fair
Fixed Maturity Securities:                     Cost           Gains          Losses        Value
   December 31, 1993:
     Held to maturity:
       Taxable bonds and notes                $ 2,231.6        $  87.9         $  6.4      $ 2,312.9
       Tax-exempt bonds and notes                 276.9            8.5            0.4          285.0
       Redeemable preferred stocks                  1.2             .1            -              1.3
                                              $ 2,509.7        $  96.5         $  6.8      $ 2,599.3

     Available for sale:
       Taxable bonds and notes (a)             $  616.5      $    26.7     $       .8       $  642.4
                                               $  616.5      $    26.7     $       .8       $  642.4


   December 31, 1992:
       Taxable bonds and notes                $ 2,623.0      $    69.1       $   24.8     $  2,667.4
       Tax-exempt bonds and notes                 218.0           10.2            2.4          225.8
       Redeemable preferred stocks                  5.2             .3             .8            4.7
                                              $ 2,846.3      $    79.7       $   28.1      $ 2,898.0

   (a)  Consists of U.S. Government bonds and notes and convertible bonds.
/TABLE

     The amortized cost and estimated fair value at December 31, 1993, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                            Estimated
                                                              Amortized          Fair
        Fixed Maturity Securities:                            Cost              Value
          Held to Maturity:
             Due in one year or less                          $  104.0     $    109.1
             Due after one year through five years               992.7        1,032.2
             Due after five years through ten years            1,381.5        1,424.3
             Due after ten years                                  31.5           33.4
                                                             $ 2,509.7     $  2,599.3


          Available for Sale:
             Due in one year or less                           $  34.0        $  35.0
             Due after one year through five years               178.7          183.1
             Due after five years through ten years              365.7          382.0
             Due after ten years                                  38.0           42.2
                                                              $  616.5     $    642.4

     Proceeds from sales of fixed maturity securities-available for sale were $188.3 and fixed maturity securities-held to maturity were $486.8 during 1993 while proceeds from sales of fixed maturity securities were $1,473.0 in 1992. Gross gains of $19.5 and gross losses of $4.1 were realized on sales of fixed maturity securities-available for sale during 1993, and gross gains of $68.8 and gross losses of $7.8 were realized on the sales of fixed maturity securities during 1992.


     The Company's equity securities are as follows:


                                                              Gross         Gross         Estimated
                                                              Unrealized    Unrealized    Fair
     Equity Securities:                        Cost           Gains         Losses        Value
       December 31, 1993:
         Common stocks                         $  176.6       $   18.4       $    6.9      $   188.0
         Non redeemable preferred stocks            3.9            -               .1            3.8
                                               $  180.5       $   18.4      $     7.0      $   191.9


       December 31, 1992:
         Common stocks                         $  111.9       $   15.9      $     2.1      $   125.5
         Non redeemable preferred stocks            0.6            -               .2            0.3
                                               $  112.5       $   15.9      $     2.3      $   125.9


     Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on bonds and notes acquired at other than par value. Dividends on stock are credited to income on the ex-dividend date. Realized investment gains and losses are reflected in the income statement and are determined on the basis of amortized value at date of sale for bonds and notes, and cost in regard to stocks; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly in a separate account of shareholders' equity. Net unrealized appreciation of securities at December 31, 1993 included gross unrealized gains and losses of $41.6 and $3.6, respectively.

     At December 31, 1993, the Corporation and its subsidiaries had non-income producing investments aggregating $1.5.

     The following table reflects the composition of net investment income and net realized and unrealized investment gains or losses for each of the years shown:

         Years Ended December 31,
                                                 1993           1992           1991
     Investment income from:
        Fixed maturity securities              $205.2          $205.3         $196.8
        Equity securities                         5.0             2.7             .6
        Short-term investments                    8.7             9.8           17.6
        Other sources                             7.0             8.8            9.1
          Gross investment income               226.0           226.7          224.2
        Investment expenses (1)                   5.2             5.1            4.9
          Net investment income                $220.7          $221.5         $219.3

     Realized gains (losses) on:
       Fixed maturity securities:
        Held to maturity                      $  11.3         $  61.0        $  17.7
        Available for Sale                       15.4             -              -
           Total                                 26.7            61.0           17.7
        Equity securities                        13.6             1.7            3.5
        Other assets                              (.1)              -            (.1)
           Total                                 40.2            62.8           21.1
        Income taxes                             14.4            19.9            5.9
           Net realized gains                 $  25.7         $  42.8        $  15.1

     Unrealized investment gains (losses) on:
       Fixed maturity securities:
         Held to Maturity (2)                 $  37.8         $ (49.7)        $128.0

         Available for sale                   $  25.2        $    -         $    -
         Less:  Deferred income taxes             8.7             -              -
           Net unrealized gains               $  16.4        $    -         $    -

       Equity securities                      $   (.7)         $  7.2         $  4.4
         Less: Deferred income taxes (credits)                   (.6)            2.4            1.4
           Net unrealized gains               $   (.1)         $  4.8         $  2.9

(1)  Investment expenses include interest expense of $0.7 in 1993, $1.0 in 1992, and $1.4 in 1991, relating to reinsurance agreements and retrospective premium adjustment contracts of insurance subsidiaries. Substantially all other expenses consist of salaries and investment service fees.
(2)  Deferred income taxes do not apply since these securities are carried at amortized cost.

(d) Revenue Recognition-Pursuant to generally accepted accounting principles applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

     General insurance (property and liability) and level-term credit life insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Title insurance premiums are recognized as income upon the substantial completion of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time that the services are performed. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods. Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Ordinary life and annuity premiums are recognized as revenue when due. Decreasing term credit life and credit disability/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

(e) Deferred Policy Acquisition Costs-The Corporation's insurance subsidiaries, other than title companies, defer

certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, defer-red acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid or underwriting and claim services performed. The following table summarizes deferred policy acquisition costs and related data for the years shown:

         Years Ended December 31,

                                                                1993           1992           1991
     Deferred, beginning of year                              $ 78.9          $ 67.5         $ 62.4
     Acquisition costs deferred:
        Commissions - net of reinsurance                       117.1            88.8           63.7
        Premium taxes                                           22.2            33.4           37.0
        Salaries and other marketing expenses                   46.9            43.9           35.3
           Total                                               186.2           166.4          136.1
     Amortization charged to income                           (169.6)         (154.9)        (131.1)
           Change for the year                                  16.6            11.4            5.0
     Deferred, end of year                                    $ 95.5          $ 78.9         $ 67.5


(f) Future Policy Benefits/Unearned Premiums-See note 1(g) for discussion of FAS No. 113 "Accounting and Reporting for Reinsurance of Short Duration and Long-Duration Contracts". General insurance and level term credit life insurance policy liabilities represent unearned premium reserves developed by application of monthly pro-rata factors to premiums in force. Disability/accident & health and decreasing term credit life insurance policy liabilities are calculated primarily on a sum-of-the-years-digits method. Mortgage guaranty unearned premium reserves are calculated primarily on a pro-- rata basis. Ordinary life policy liabilities are determined on a level premium method and take into account mortality and withdrawal rates based principally on anticipated company experience; assumed interest rates range from 3.0% to 6.0%. With respect to annuity policies, the liabilities represent the surrender value of such policies during deferral periods, without adjustment for surrender charges; such values are deemed appropriate to provide for ultimate benefit reserves in the event policyholders exercise an annuity benefit option at a later date.

     At December 31, 1993 and 1992, the Life Insurance Group had $4,286.7 and $3,515.5, respectively, of net life insurance in force. Future policy liabilities and unearned premiums, consisted of the following:

                                                     December 31,
                                                1993(a)         1992
     General Insurance Group                    $ 337.6        $ 260.5
     Mortgage Guaranty Group                       81.5           55.2
     Life Insurance Group:
         Life insurance                            58.0           29.3
         Annuities                                 98.5           96.9
         Disability/accident & health              33.5           13.1
         Sub-total                                190.1          139.3
     Consolidated                               $ 609.3        $ 455.2


(a)  Amounts reported at December 31, 1993 are not comparable to amounts reported at December 31, 1992 due to implementation in
     1993 of FAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".  See note 1(g).


     At December 31, 1992, future policy benefit liabilities and unearned premiums are included net of reinsurance ceded to other companies of $121.5.
     The Company issues, directly or as a reinsurer, certain insurance policies generally categorized as financial guarantees. The major types of guarantees pertain to (a) state, municipal and other general or special revenue bonds, (b) variable interest rate guarantees, and (c) insurance of the future residual value of fixed assets. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest, changes in interest rates, and changes in the future value of fixed assets. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. During the past three years, new commitments have been limited to those identified at (a) immediately above.
     Premiums received for financial guarantee policies are generally earned over the terms of the contract (which may range between 5 and 30 years) or on the basis of current exposure relative to maximum exposure in force; with respect to residual value insurance, that portion of the premium in excess of certain initial underwriting costs is deferred and taken into income when all events leading to the determination of exposure, if any, have occurred. Since losses on financial guarantee insurance products cannot be predicted reliably, the Company's unearned premium reserves serve as the primary income recognition and loss reserving mechanism. When losses become known and determinable, they are paid or placed in reserve and the remaining directly-related unearned premiums are taken into income.

     No assurance can be given that unearned premiums will be greater or less than ultimate incurred losses on these policies.

     The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                     December 31,
                                                   1993          1992
     Net Insurance in Force:
       Bonds                                   $2,424.0       $2,632.2
       Variable interest rate                       1.7            2.4
       Residual value                               1.0            1.0


     Net Unearned Premiums:
       Bonds                                       16.8           18.0
       Variable interest rate                       1.7            2.4
       Residual value                             $  -         $    -


     With respect to mortgage guaranty insurance (net insurance in force of $24,026.1 and $16,647.0, at December 31, 1993 and 1992, respectively) the
Company's reserving policies are set forth below in Note l(g).

(g) Losses, Claims and Settlement Expenses-Reserves are provided for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Long-term disability-type workers' compen-sation reserves, however, are discounted to present value based on interest rates ranging from 3.5% to 4% as permitted by regulatory authorities.
     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and existing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Consistent with industry practice, total loss and claim reserves are stated net of reinsurance ceded to other companies in the amount of $1,244.1 at December 31, 1992.
     Effective January 1, 1993 the Company adopted Financial Accounting Standard
(FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. At December 31, 1993, assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion. FAS No. 113 did not have any effect on the Company's results of operations.

(h) Income Taxes-The Corporation and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. The tax benefits of net operating losses are recognized in the periods during which they become recoverable. Deferred income taxes included in the accompanying consolidated financial statements pursuant to generally accepted accounting principles will not necessarily become payable/recoverable in the future. Effective January 1, 1993 the Company adopted Financial Accounting Standard
(FAS) No. 109 "Accounting for Income Taxes." FAS No. 109 requires a change to the asset and liability method of calculating deferred income taxes. The cumulative effect of this change resulted in an increase in net income of $13.3, or $.23 per share ($.22 fully diluted) in 1993. This method requires the establishment of a deferred tax, calculated at currently effective tax rates, for the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Prior to January 1, 1993 deferred income taxes applicable to income and expense items reported in the consolidated financial statements in different periods than for tax purposes were established.

     The provision for combined current and deferred income taxes reflected in the consolidated statements of income does not bear the usual relationship to operating income before taxes as the result of permanent and other differences between pre-tax income and taxable income determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate, and the resulting effective income tax rates are summarized below:

                                                                Years Ended December 31,
                                                         1993           1992           1991
     Statutory tax rate                                  35.0%          34.0%          34.0%
     Tax rate increases (decreases):
         Tax-exempt interest                             (1.4)          (1.8)         (3.9)
         Dividends received exclusion                     (.7)           (.4)          (.5)
         Fresh start adjustment and amortization            -            (.7)         (2.1)
         Change in tax rate on beginning temporary
             differences                                  (1.2)            -              -
         Other items - net                                  .4           (1.2)        (1.7)
     Effective tax rate                                   32.0 %          29.9%        25.8%

     A summary of deferred income taxes applicable to the following years:

     Years Ended December 31,
                                                1992            1991

     Deferred policy acquisition costs         $   5.7        $   1.2
     Future policy benefits                        3.5           (1.0)
     Loss and unearned premium reserve discounting and
       amortization                               (4.9)         (16.4)
     Fresh start amortization of discounted
       loss reserves                              (1.9)          (3.6)
     Contingency reserves                         17.2            5.0
     Other items - net                              .9            (.3)
       Total                                   $  20.5       $  (15.1)


     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable are as follows at the dates shown:

                                      December 31, 1993     January 1, 1993
     Deferred Tax Assets:
       Future policy benefits                    $  1.7         $  1.5
       Losses, claims, and settlement expenses   182.2           165.4
       Unearned premium reserves                   6.2             3.4
       Other                                       8.7             8.6
         Total gross deferred tax assets         199.0           178.9
         Less-valuation allowance                  3.9             4.1
         Net deferred tax assets                 195.0           174.8
     Deferred Tax Liabilities:
       Deferred policy acquisition costs          34.2            27.8
       Mortgage Guaranty insurers contingency
          reserves                                43.2            25.1
       Fixed maturity securities adjusted
          to costs                                 4.8             3.4
       Unrealized investment gains                10.2             2.6
       Title plants and records                    3.4             3.3
       Other                                      15.7            18.8
         Total deferred tax liability           $111.9            81.3
         Net deferred tax asset                $  83.2          $ 93.4


     Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Government Tax and Loss Bond. For Federal income tax purposes, the amounts deducted for the contingency reserve are taken into gross statutory taxable income (a) when the contingency reserve is permitted to be charged for losses under state law or regulation, (b) in the event operating losses are incurred, or (c) in any event upon the expiration of ten years.

     Life Insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $20.7 at December 31, 1993) credited to the former memorandum "policyholders' surplus account" will not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

     As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1982 to 1990. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations. During 1993 and 1992, certain of the proposed adjustments were finally settled for immaterial amounts. In 1992, the Company's life insurance subsidiaries recorded previously unrecognized tax recoveries of $1.1 and related interest credits of approximately $12.4 stemming from resolution of various long-standing Internal Revenue Service disputes applicable to taxable years 1969 to 1981.

(i) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 45 years), substantially by the straight-line method. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

(j) Title Plants and Records-Title plants and records are carried at original cost or appraised value at date of purchase. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are not being amortized since they have an indefinite life and do not diminish in value.

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.2 in 1993, $3.0 in 1992, and $2.9 in 1991.

(l) Employee Benefit Plans- The Corporation has several pension plans covering approximately half of its employees. The plans are defined benefit plans in which the benefits are based primarily on years of service and employee com-pensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.
     The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                         Years
                                                    Ended December 31,
                                                1993       1992     1991

       Service cost                            $  3.0   $  2.9    $ 2.5
       Interest cost                              6.7      6.2      5.7
       Return on assets                          (8.0)    (10.5)   (9.2)
       Net amortization and deferral             (1.7)      1.4     1.0
       Net cost (credit)                      $     -    $   -    $  .1

     The reconciliation of the funded status of the plans is as follows:

                                                                                    December 31,
                                                                               1993            1992
       Actuarial present value of benefit obligations:
            Vested benefit obligations                                        $ 76.4         $ 69.0
            Nonvested benefit obligations                                        2.3            2.1
            Accumulated benefit obligations                                     78.7           71.2
            Excess of projected benefit obligations over
               accumulated benefit obligations                                  14.2           14.1
       Projected benefit obligations                                            92.9           85.3
       Plans' assets at fair market value                                      104.2           99.5
       Projected benefit obligations less than plans' assets                    11.2           14.1
       Unrecognized net loss (gain)                                               .6           (1.9)
       Prior service cost not yet recognized in net periodic pension cost        1.5            1.7
       Remaining unrecognized transition net assets from December 31, 1985      (7.4)          (8.9)
       Unfunded accrued pension asset recognized in the consolidated balance
          sheet                                                                 $5.9         $  4.9

     The projected benefit obligations for the plans were
     determined using the following at:
                                                   December 31,
                                             1993             1992
     Settlement discount rates               7.5 - 8.0%    7.5 - 8.75%
     Rates of compensation increase          4.0 - 5.5%     5.0 - 6.0%
     Long-term rates of return on assets     8.0 - 9.0%     8.0 - 9.0%



     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                       Years Ended December 31,
                                                               1993            1992           1991
     Employees Savings and Stock Ownership Plan cost          $    1.8       $    4.3        $   3.5
     Other profit sharing costs                                    3.0            2.5            1.9
     Deferred and incentive compensation costs                 $  12.9        $  15.3        $  10.3
/TABLE

     The Company adopted Financial Accounting Standard (FAS) No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" for health care and life insurance benefit plan as of January 1, 1993. A few Old Republic subsidiaries make available post-retirement health benefits for employees that retired prior to November 30, 1992. FAS No. 106 provides the option of either recognizing the projected future costs of post-retirement benefits as a liability, or amortizing such costs over the average remaining life expectancy of plan participants. Previously such benefits were reported as costs in the period during which they were provided. The Company has recognized the accumulated post-retirement benefit liability of $7.0 as of January 1, 1993; this resulted in an after tax charge to net income of $4.6, or $.08 per share ($.08 fully diluted).

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved the issuance of Statement of Position No. 93-6 "Employers Accounting for Employee Stock Ownership Plans" to be effective January 1, 1994. Current estimates of the adoption of this accounting policy is not expected to have a material impact on the Company's financial positions or results of its operations.

(m) Escrow Funds-Segregated cash accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($219.9 and $229.2 at December 31, 1993 and 1992, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-Consolidated primary earnings per share are based upon the weighted average number of shares outstanding during each year, retroactively adjusted for all stock dividends and splits declared through December 31, 1993. Dividend requirements of $5.2 in 1993, $6.0 in 1992, and $1.3 in 1991 on preferred stock have been considered in per share calculations. The average number of common shares used in 1993, 1992 and 1991 earnings per share calculations reflect the pro forma inclusion of 5,476,047, 5,704,688, and 5,866,540 incremental common shares, respectively, which would be issued upon conversion and/or exercise of dilutive convertible preferred and stock option shares. Fully diluted earnings per share are similarly calculated with the inclusion of substantially all convertible securities and stock options includable for each year; no such data is shown when the calculations are anti-dilutive.

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of savings accounts, money market funds, certificates of deposit, and commercial paper with maturity of less than 90 days to be cash equivalents, and are carried at cost which approximates fair value.

     Supplemental cash flow information:                    Years Ended December 31,
                                                                 1993           1992          1991
          Cash paid during the year for:
                                Interest                        $ 20.0         $ 16.1         $ 18.8
                            Income Taxes                          54.1           54.0           55.4
                                                                $ 74.1         $ 70.1         $ 74.2

(p) Concentration of Credit Risk-Excluding U.S. government bonds and notes, the Company is not exposed to any significant credit concentration risk.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to current presentation.

Note 2-Investments - Bonds and other investments carried at $160.7 as of December 31, 1993 were on deposit with governmental authorities by the Corporation's insurance subsidiaries to comply with insurance laws.

Note 3-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                                  December 31,
                                                                                        1993                         1992
                                                                             Carrying           Fair       Carrying           Fair
                                                                               Amount         Value          Amount         Value
Commercial paper due within 180 days with an average
   yield of 3.40% and 3.31%                                                   $  49.6        $  49.6        $  39.9        $  39.9
Convertible subordinated debentures maturing in 2002 at 5.75% (b)               110.0          123.3          110.0          126.7
Debentures maturing in 2015 at 11.5%                                             29.5           32.3           29.5           32.4
Debentures maturing in 2018 at 10.0%                                             74.0           80.6           73.9           80.7
Other miscellaneous debt                                                          4.2            4.2            4.7            4.7
Total debt                                                                      267.5          289.9          258.2          284.4
Redeemable preferred stock classified as a debt equivalent.

  See (a) below                                                                  15.1           15.1           19.6           19.6
Total debt and debt equivalents                                                $282.7         $305.0         $277.8         $304.0
/TABLE

     The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt (including redeemable preferred stock classified as a debt equivalent, see (a)below) at December 31, 1993 are as follows: 1994: $56.1; 1995: $6.6; 1996: $5.4; 1997: $2.5; 1998: $1.4; 1999 and
after: $210.3.  During 1993, 1992 and 1991, $20.0, $18.1, and $18.8,
respectively, of interest expense on debt was charged to consolidated operations.

(a) The Company has guaranteed bank loans (balance at December 31, 1993 was $15.1) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"). The loans have been used to fund the purchase of Series "B" and Series "D" Redeemable Preferred Stock from the Company by the trust for the original amount of the loans. The Trust's loan principal repayments (currently scheduled at $4.0 in 1994, $6.1 in 1995, $3.9 in 1996, and $1.0 in 1997) are expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest rate on the Trust's loans of $15.1 is set every six months and ranges from 1-1/4% above the prime rate to approximately 75% thereof. See Notes 4a and 4b.

(b) Each one thousand dollar convertible debenture maturing in 2002, may be converted at any time into 39.024 common shares.

Note 4-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1993.

(a) Preferred Stock-The following table shows certain information pertaining to each of the Corporation's series of preferred shares issued and outstanding:

                                                               Redeemable convertible             Convertible Cumulative

Preferred Stock Series:                                        "B"           "D"            "E"         "G"(1)            "H"
Annual cumulative dividend rate per share                   $     .148      $    .130        $  1.00        $   (1)         8 3/4%
Conversion ratio of preferred into common
shares (2)                                                     5 for 1        5 for 1     1 for 3.52      1 for .95              -
Conversion right begins                                           1994        Anytime        Anytime        Anytime              -
Redemption and liquidation value per share                     $  2.47        $  1.30       $  33.50            (1)      $   25.00
Redemption beginning in year                                      1994           1987           1995            (1)            (5)
Total redemption value (millions)                               $  .95        $ 29.73        $  3.98            (1)      $   57.50
Vote per share                                                     one            one            one            one              -
Shares outstanding: December 31, 1992 (4)                    4,156,158     22,874,402        140,485         49,978      2,300,000
                             December 31, 1993(3)              386,075     22,874,402        118,882         51,546      2,300,000

(1)  The Corporation has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the
     Corporation's Stock Option Plan.  Series G has been issued under two different designations; the most recent designation being Series G-2 (except as otherwise stated, Series "G" and Series "G-2" are collectively referred to as Series "G").
     Management believes this designation will be the source of all foreseeable issuance of Series G stock.  Each share of Series
     G pays a floating rate dividend based on the prime rate of interest.  At December 31, 1993, the annual dividend rate for
     Series G and Series G-2 was $.47 per share and $1.30 per share, respectively.  Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See 4(d) below).  Series G shares may be redeemed at the
     Corporation's sole option five years after their issuance.

(2)  In the event of a merger in which the Corporation is not the survivor, each series of Preferred Stock must be redeemed at the above redemption value per share (plus 10% in the case of Series "B"). In the event of certain defined Business Combinations or the acquisition of 20% or more of a class of the Corporation's voting securities in certain circumstances, the Series D
     Preferred Stock is convertible into common shares at a ratio ranging from 5 for 1 to 2.5 for 1.

(3)  1,000,000 shares of Series "D" Preferred Stock have been set aside for issuance at any time at their then appraised value to the Corporation's employee benefit plans or in private placements. Series "B" and "D" preferred stock, substantially all of which are held by the Corporation's employee benefit plans, are adjustable proportionately as to redemption value, dividend rate, and number of shares to reflect any stock dividends or splits declared on the Corporation's common stock, and have a preference as to dividend payments and upon liquidation of the Corporation. Series "E" preferred stock have preferences as to dividend payments and upon liquidation and their conversion ratio is adjustable proportionately in the event stock dividends or splits are declared on the common stock.

(4)  On October 21, 1992 all Series "C" preferred shares were converted into Common Shares of the Corporation.

(5)  On or after December 13, 1996 redeemable at the option of the Corporation, in whole or in part, at a redemption price of
     $25.00 per share.


(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1993 data, the maximum amount of dividends payable to the Corporation by its insurance and other wholly-owned subsidiaries during 1994 without the prior approval of their respective regulatory authorities is approximately $192.4. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth and support its obligations to policyholders.
(c) Debt Restrictions-Under the most restrictive covenants, the terms of Old Republic's guaranties relative to loan agreements described in Note 3(a) provide that while loans under such agreements are outstanding, Old Republic will maintain a minimum consolidated tangible net worth (excluding goodwill and net unrealized capital gains or losses, but including title plants and records) of at least $400.0. Such agreements also, among other things, restrict Old Republic from permitting "Debt" to exceed 25% of its consolidated tangible net worth (as adjusted for goodwill and net unrealized capital gains or losses on equity securities) without approval of the lenders.

(d) Stock Option Plans-The Corporation has had non-qualified, stock option plans (the 1979, 1985 and 1992 plans) for its key employees and those of its eligible subsidiaries since 1979. The plans provide for the issuance of options for up to 5% of the Old Republic common stock issued and outstanding at any one time. The term of each option is 10 years from the date of grant, although some options have a 15 year term. Under ordinary circumstances, options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant and cumulatively to the extent of an additional 10% on and after each of the first through ninth anniversaries of the date of grant. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. Amendments to the plans also enable optionees to, alternatively, exercise their options into Series "G" or Series "G-2" Convertible Preferred Stock. The exercise of options into such Series "G" or Series "G-2" Convertible Preferred stock reduces by 5% the number of equivalent common shares which would have otherwise been obtained from the exercise of options.
     Under the 1979 plan, the employee's right to exercise his options is accelerated if the Corporation is dissolved or liquidated, merges or consolidates with another company and the Corporation is not the surviving corporation, or more than 50% of the members of the Board of Directors of the Corporation change in any one year unless one or more of the new directors was nominated by the Board of Directors of the Corporation.

     Under the 1985 and 1992 plans, in the event the market price of Old Republic common stock reaches a preestablished value ("vesting acceleration price"), optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year that the optionee has been employed by the Corporation or its subsidiaries.

     Changes in stock options and related information are reflected in the following table (See Note 4(a)(1) above).

                                            As of and for the Years Ended December 31,
                                        1992 Plan                 1985 Plan                        1979 Plan
                                   1993       1992       1993       1992       1991       1993        1992       1991
Options outstanding                633,575     25,000    774,506    851,145  1,279,620     16,610    217,349    450,418
Price range:
  High                            $  26.13   $  20.50    $ 12.62    $ 12.62   $  12.62    $  5.14    $  8.74    $  8.74
  Low                             $  20.50   $  20.50    $  8.74    $  8.74    $  8.74    $  5.14    $  5.14    $  5.14
Shares exercisable                  65,858      2,500    651,644    696,057    782,918     16,610    206,738    412,650
Options granted                    610,775     25,000          -          -    453,200          -          -          -
Price of options granted:
  High                            $  26.13   $  20.50   $      -    $     -  $   12.62    $     -    $     -    $     -
  Low                             $  25.13   $  20.50   $      -    $     -      $8.74    $     -    $     -    $     -
Vesting acceleration price:
  High                            $  39.19   $  30.75   $  18.93   $  18.93  $   18.93    $   N/A    $   N/A    $   N/A
  Low                             $  30.75   $  30.75   $  13.11   $  13.11  $   13.11    $   N/A    $   N/A    $   N/A
Options cancelled or forfeited       2,000                   526     15,536     12,180        184        971        108
Options exercised                      200       -        76,113    412,939    100,390    200,555    232,098    141,938
Average price of options
  exercised                       $  25.13 $     -      $  11.42   $  11.14  $   10.77   $   7.13   $   6.55    $  6.08

     Option prices represent the per share market price on the date of grant. No charge is made to earnings in connection with the granting or exercise of nonqualified stock options.
     In conjunction with the purchase or merger of various companies, the Corporation has assumed the stock option obligations under various qualified and nonqualified stock option plans previously adopted by such companies. These plans were terminated as of the merger dates, and existing options at that date became exercisable into Old Republic common shares at their original price adjusted for the appropriate exchange ratios pertaining to each merger. At December 31, 1993, options for 23,822 shares were outstanding and 21,960 shares were exercisable under all of these plans at prices ranging between $7.72 and $10.00 per share. Options for 24,568; 74,440; and 42,452 were exercised for a total consideration of approximately $0.1, $0.5 and $0.5 during 1993, 1992 and 1991, respectively.

(e) Common Stock-There were 100,000,000 shares of common stock authorized at December 31, 1993. At the same date, there were 20,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1993 amounted to $921.5 and $23.7, respectively. Common stock dividends declared during 1993, 1992 and 1991, to the Corporation by its subsidiaries amounted to $53.9, $50.6, and $38.6, respectively.

(g) Treasury Stock-A total of 5,540,360 common shares issued and outstanding are held by consolidated affiliates. See "Related Party Transactions" herein.

(h) Statutory Data-The shareholders' equity and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:


                                            Shareholders' Equity                Net Income
                                                    December 31,           Years Ended December 31,
                                                           1993       1992       1993       1992       1991
     General Insurance Group                              $934.5     $826.5    $  93.2     $109.7     $ 83.1
     Title Insurance Group                                 122.4      112.7       19.2       14.6        6.3
     Mortgage Guaranty Group                               108.9       85.3       55.6       38.1       22.8
     Life Insurance Group                                $  86.7    $  93.1     $  3.2     $  8.9     $  4.9


Note 5-Commitments and Contingent Liabilities:
(a)  Reinsurance-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium, contingent commission, and profit sharing arrangements for parts of its business in order to minimize losses for which it might become liable under insurance policies underwritten by it. To the extent that any reinsurance companies or retrospectively rated risks or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and agency agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies are secured by letters of credit, cash, and/or securities. At December 31, 1992 total policy, benefit, and claim reserves are stated after deduction of reinsurance ceded reserves. See Notes 1 f and 1 g.


     Reinsurance protection for General Insurance operations generally limits the net loss on any one risk as follows (in thousands): fire and other physical perils-$20; accident and health-$15; workers' compensation-$1,000 and other liability-$600; loan credit guaranty-$200. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $15,000 as to any one policy. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $20. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250.

     Most of the reinsurance ceded by the Corporation's insurance subsidiaries in the ordinary course of business is placed on a quota share or excess of loss basis. Under quota share reinsurance, the companies remit an agreed upon percentage of their premiums written to assuming companies and are reimbursed for a pro-rata share of claims and commissions incurred and for a ceding commission to cover expenses and costs for underwriting and claim services performed. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed-upon levels. The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1993. For the years 1991 to 1993, reinsurance transactions of the Title Insurance Group have not been material.

                                                       Years Ended December 31,
                                                         1993       1992       1991
     General Insurance Group
     Written premiums:              direct            $  1,160.7  $ 1,100.4   $  960.7
                                   assumed                 111.5       74.7       86.4
                                     ceded             $   396.1  $   375.0   $  304.5

     Earned premiums:               direct            $  1,170.4 $  1,086.6  $ 1,027.5
                                   assumed                 107.6       82.4       86.0
                                     ceded             $   411.4  $   362.6   $  366.7

     Claims ceded                                      $   390.9  $   168.7   $  344.5


     Mortgage Guaranty Group
     Written premiums:              direct             $   125.7     $ 88.1     $ 60.1
                                   assumed                   -          -          -
                                     ceded             $     4.6     $  6.8     $  9.9

     Earned premiums:               direct             $   102.5     $ 70.2    $  51.9
                                   assumed                   -          -          -
                                     ceded             $     5.7     $  8.5    $  11.0

     Claims ceded                                      $     3.3     $  3.5    $   3.6

     Mortgage guaranty insurance in force as of
     December 31:                   direct             $25,372.5  $18,591.8  $13,777.4
                                   assumed             $      .4  $      .6  $     1.1
                                     ceded            $  1,346.8  $ 1,945.5  $ 2,790.5


     Life Insurance Group
     Written premiums:              direct               $  64.5    $  59.0     $ 56.5
                                   assumed                    .3         .4         .7
                                     ceded               $  33.7    $  34.6     $ 29.5

     Earned premiums:               direct               $  71.0    $  67.4     $ 65.7
                                   assumed                    .3         .4         .7
                                     ceded               $  38.3    $  38.5     $ 38.5

     Life insurance in force as of December 31:
                                    direct            $  8,848.7 $  7,669.6  $ 6,294.1
                                   assumed              $    -     $    -      $   -
                                     ceded            $  4,561.9 $  4,154.1  $ 3,600.4



     Disability/accident and health insurance premiums
       ceded on a quota share basis:
          To affiliated companies                        $   1.1    $   2.3    $   1.3
          To unaffiliated companies                         18.1         18.8        17.2
            Total                                        $  19.3     $ 21.1    $  18.5

          Percentage of direct and assumed premiums        53.7%      57.6%      51.5%


(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1993, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $106.2 are summarized as follows: 1994:
$25.8; 1995: $20.2; 1996: $13.8: 1997: $9.5; 1998: $6.5; 1999 and after: $30.0.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing authorities in their regular examinations. Management does not anticipate any significant losses or costs to result from any known or existing contingencies.
(d) Legal Proceedings-There are no material legal proceedings other than those arising in the normal course of business and which generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

Note 6-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1993 is presented below. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to a fair presentation of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal patterns in premium production and incidence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations":

                                                           1st        2nd        3rd        4th
Year Ended December 31, 1993:                            Quarter    Quarter    Quarter    Quarter
Operating Summary:
Net premiums, fees, and other income                  $    339.2   $  346.6 $    374.7 $    414.3
Net investment income and realized gains                    63.7       63.9       61.4       71.5
Total revenues                                             403.1      410.8      436.2      486.0
Benefits, claims, and expenses                             358.5      347.2      376.9      410.1
Income before cumulative effect of accounting changes       31.4       43.0       41.4       50.3
Cumulative effect of accounting changes                      8.6        -          -          -
Net income                                               $  40.1    $  43.0    $  41.4     $ 50.3
Net income per share:
Primary:
     Before cumulative effect of accounting changes $        .53$        .73$        .70$        .86
     Cumulative effect of accounting changes                 .15         -          -         -
     Net Income                                           $  .68     $  .73      $ .70     $  .86
Fully Diluted:
     Before cumulative effect of accounting changes $        .51$        .70$        .67$        .81
     Cumulative effect of accounting changes                 .14         -          -         -
     Net Income                                           $  .65     $  .70      $ .67     $  .81
Average common and equivalent shares outstanding:
                                   Primary            57,121,667 57,148,698 57,180,690 57,224,970
                             Fully Diluted            61,601,784 61,582,297 61,620,439 61,654,879

                                                             1st        2nd        3rd        4th
Year Ended December 31, 1992:                            Quarter    Quarter    Quarter    Quarter
Operating Summary:
Net premiums, fees, and other income                     $ 260.9    $ 339.8    $ 374.4    $ 357.3
Net investment income and realized gains or losses          62.9       63.0       96.8       61.4
Total revenues                                             323.9      402.9      471.4      418.7
Benefits, claims, and expenses                             277.4      343.5      383.8      361.5
Net income                                               $  34.3     $42.0    $   60.1    $  38.2
Net income per share:                         Primary    $   .62     $  .76   $   1.05    $   .66
                                        Fully Diluted    $   .59     $  .73   $   1.01    $   .62
Average common and equivalent shares outstanding:
                                              Primary 52,950,916 53,107,353 55,877,129 55,991,487
                                        Fully Diluted 56,826,773 56,996,375 58,792,364 61,289,116

Note 7-Information About Segments of Business - The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions, although disability/accident & health coverages may be written directly or indirectly through reinsurance in either the General or Life Insurance segments.

     In computing the profit or loss before taxes for each segment, the following items have not been added or deducted: general corporate revenues and expenses, parent company interest expense, income taxes, and equity in operating results of, or dividends from, unconsolidated subsidiaries and affiliates. To reconcile the total assets shown for the General, Title, Mortgage Guaranty and Life Groups with total consolidated assets at December 31, 1993 and 1992, adjustments must be made for the parent company assets of $1,650.1 and $1,474.4, and consolidating eliminations of $2,022.9 and $1,578.8, respectively.

     Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

                                                           Net Revenues



              Years Ended December 31,
     General Insurance Group:                 1993       1992       1991
       Net premiums earned:
          Liability coverages                $  517.5   $  477.2   $  455.8
          Property and other coverages          349.0      329.1      291.0
       Net investment (a) and other income      192.0      195.4      186.4
          Total                               1,058.5    1,001.8      933.3

     Title Insurance Group:
       Net premiums earned                      249.6      206.1      156.2
       Title, escrow and other fees             199.7      188.4      141.3
          Sub-total                             449.4      394.5      297.6
       Net investment (a) and other income       18.5       18.3       15.8
          Total                                 467.9      412.8      313.5

     Mortgage Guaranty Group:
       Net premiums earned                       96.8       61.6       40.8
       Net investment (a) and other income       21.8       17.1       14.9
          Total                                 118.6       78.8       55.8


     Life Insurance Group:
       Annuities:
          Net premiums earned                      .1         .2          -
          Net investment income                   6.5        7.7        8.7
          Sub-total                               6.6        7.9        8.7
       Credit and other life and disability:
          Net premiums earned                    32.9       29.0       27.9
          Net investment (a) and other income     9.9       23.0       12.2
          Sub-total                              42.9       52.1       40.2
          Total                                  49.5       60.0       49.0

     Other Operations - Net (b):                  1.3         .6        1.6
          Consolidated sub-total              1,696.0    1,554.2    1,353.4
     Net Realized Gains                          40.2       62.8       21.1
          Consolidated                       $1,736.3   $1,617.0   $1,374.5
/TABLE

                                                  Income (Loss) Before Taxes (c)

                                                           Years Ended December 31,
                                                         1993       1992       1991
General Insurance Group:
   Underwriting/service income (loss):
     Liability coverages                                $ (67.4)   $ (71.4)   $ (80.4)
     Property and other coverages                          21.9       16.8       27.5
   Net investment income (a)                              170.1      173.3      171.1
     Total                                                124.5      118.7      118.1

Title Insurance Group:
   Underwriting/service income                             16.2       11.4        2.4
   Net investment income (a)                               15.8       15.5       13.3
     Total                                                 32.1       26.9       15.7

Mortgage Guaranty Group:
   Underwriting/service income                             43.8       30.0       16.0
   Net investment income (a)                               17.5       13.7       12.2
     Total                                                 61.3       43.8       28.2

Life Insurance Group:
   Annuities                                               (0.2)        .6        1.5
   Other coverages and net investment income (a)            6.7       18.2        9.1
     Total                                                  6.5       18.9       10.7

Other Sources - Net (b):                                  (21.4)     (20.5)     (18.7)
     Consolidated sub-total                               203.0      187.9      154.1

Net Realized Gains                                         40.2       62.8       21.1
     Consolidated                                      $  243.3   $  250.7   $  175.2


In the above tables, net premiums earned on a GAAP basis differ from statutory amounts as a result of differences in the calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c) before cumulative effect of accounting changes as indicated in notes 1(h) and (l).


                                            Assets At Year End (a)


                                                 December 31,
                                              1993        1992
     General Insurance Group                 $5,075.1   $3,292.1
     Title Insurance Group                      402.7      373.3
     Mortgage Guaranty Group                    408.3      288.0
     Life Insurance Group                       336.8      292.6
     Consolidated                            $6,098.3   $4,141.6


(a)  As indicated in note 1(g), the adoption by the Company of certain reporting changes mandated by accounting regulatory authorities served to increase assets and liabilities by equal amounts of approximately $1.5 billion at December 31, 1993.
     As permitted, prior years' reports have not been changed retroactively for these changes which became effective in 1993.


Note 8-Related Party Transactions - At December 31, 1993 and 1992, the Corporation owned 98.79% of the non-voting common shares, and 40% of the voting common and preferred shares of the American Business & Mercantile Insurance Group, Inc., ("AB&M Group" or "Group"), an affiliated insurance holding company engaged in the property and liability reinsurance business. As of the same dates, the American Business & Mercantile Insurance Mutual, Inc. ("Mutual"), a property & liability mutual insurer owned by its policyholders, held directly or through a subsidiary 0.10% of the non-voting common shares and 60% of the Group's voting common and preferred shares. At both dates, 1.11% of the Group's non-voting common shares were held by public shareholders.

     Pursuant to underwriting and investment management agreements, Old Republic receives management fees for administering the affairs of the Group's reinsurance subsidiary and those of the Mutual. Pursuant to reinsurance treaties, the Group is a quota share participant in various types of primary and assumed reinsurance contracts produced through Old Republic underwriting facilities. Fees received in the past three years by Old Republic were im-material. The following table shows reinsurance cessions and retrocessions to the Group's reinsurance subsidiary and assumptions by Old Republic of business ceded by the Mutual for the last three years.



           Ceded to Group Assumed from Mutual       Ceded to Mutual
                                     1993       1992       1991       1993       1992       1991       1993       1992       1991
Premiums written                    $ 11.2     $ 10.7     $  7.2       $  -    $  (.2)     $   .5     $  3.6     $  3.6     $  1.6
Commissions and fees                    .6         .6         .6       -          (.1)         .1        -            -         .1
Losses and loss expenses               9.9       12.0        9.9       (.3)       (.6)        2.2        3.5        1.2        2.0
Loss and loss expense reserves        46.4       46.4       43.8      22.5        25.6       26.7        5.6        5.6        7.4
Unearned premiums                   $   .7     $   .4     $   .5    $  -       $    -      $   .1     $   .2     $   .2     $   .2


     Certain subsidiaries of the Company have sold various accounts receivable to a finance company subsidiary of the Mutual. Total receivables sold as of December 31, 1993 and 1992 amounted to approximately $8.5 and $12.6, respectively.

     At December 31, 1993 and 1992, the Group held approximately 8.0% and 8.2%, respectively, of Old Republic's issued and outstanding common shares. For financial accounting purposes only, 4,439,267 of such shares have been treated as treasury shares at each respective date in consolidating the Group's accounts with those of the Corporation.

     In the normal course of business, the Company cedes, on the same terms as apply to unrelated reinsurers, certain parts of its outgoing reinsurance to a foreign reinsurer in which it has an equity interest. Total premiums ceded to this reinsurer amounted to approximately $5.6 in 1993, $5.8 in 1992, and $3.3 in 1991. As of December 31, 1993 and 1992, total premium and loss reserve credits taken on account of cumulative cessions aggregated $63.7 and $50.6, respectively, all of which credits were collateralized by cash, investments and funds held amounting to $70.7 and $56.7, respectively.

     At December 31, 1993, the Corporation owned 80.0% of the voting common stock of Employers General Insurance Group, Inc. ("EGI") an affiliated insurance holding company engaged in the property and liability insurance and reinsurance business, primarily in Texas. At such date, 20.0% of EGI's voting common stock was held by public shareholders.

     Pursuant to a branch management agreement, EGI supervises the solicitation and underwriting of all lines of insurance that two insurance subsidiaries of Old Republic are authorized to write. EGI's Texas domiciled insurance subsidiary has entered into a quota share reinsurance treaty with an insurance subsidiary of Old Republic. Under the reinsurance treaty, EGI's insurance subsidiary will reinsure the net retained amount of business produced by EGI and its subsidiaries.

     EGI commenced operations in May, 1992, its insurance subsidiary received its license in December, 1993. The following table is a summary of intercompany transactions:


                                           Ceded to EGI
                                        1993         1992
Premiums written                       $ 47.6       $  -
Losses and loss expenses                 30.4          -
Loss and loss expense reserves           22.9          -
Unearned premiums                      $ 13.1       $  -


     EGI has also entered into an investment counsel agreement with Old Republic. Old Republic provides investment advise, accounting services and assists EGI in executing purchases and sales of investments. Fees received by Old Republic were immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS
















To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


     We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of income, preferred stock and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Republic International Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in footnote 1(g), 1(h) and 1(l) to the consolidated financial statements, the Company changed its method of accounting for ceded reinsurance, income taxes and post retirement benefits other than pensions in 1993.





           Coopers & Lybrand



Chicago, Illinois
March 15, 1994

Item 9-Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1994 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 13, 1994. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1994 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 13, 1994.


Item 12-Security Ownership of Certain Beneficial Owners and Management

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1994 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 13, 1994.

Item 13-Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1994 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 13, 1994.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:
     1.  Financial statements: See Item 8, Index to Financial Statements.
     2. Financial statement schedules will be filed on or before April 30, 1994 under cover of Form 8.
     3.  See exhibit index of this report.

(b)  Reports on Form 8-K:
     1.  No reports on Form 8-K were filed during the fourth quarter of 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant): Old Republic International Corporation


      /s/ A.C. Zucaro                                               3/30/94
     A. C. Zucaro, Chairman of the Board,                   Date
     Chief Executive Officer, President and Director


     /s/ Paul D. Adams                                              3/30/94
     Paul D. Adams, Senior Vice President,                             Date
     Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).





Anthony F. Colao, Director*John W. Popp, Director*
Senior Vice President




John C. Collopy, Director*William A. Simpson, Director*
     President of Republic Mortgage
     Insurance Company




Jimmy A. Dew, Director*Arnold L. Steiner, Director*
Executive Vice President of Republic
Mortgage Insurance Company


Darrel M. Holt, Director*
William R. Stover, Director*
Kurt W. Kreyling, Director*
David Sursa, Director*
Peter Lardner, Director*
William G. White, Jr., Director*
  President of Bituminous Casualty Corporation




Wilbur S. Legg, Director*





*  By/S/A. C. Zucaro
   Attorney-in-fact
   Date:  March 16, 1994

                                  EXHIBIT INDEX

     An index of exhibits required by item 601 of Regulation S-K follows:

(3)  Articles of incorporation and by-laws.

     (A) Restated Certificate of Incorporation, as amended.

     (B) By-laws, as amended.

(4) Instruments defining the rights of security holders, including indentures.

     (A) * Certificates of Designations, as amended, with respect to Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, Series C Cumulative Convertible Preferred Stock, Series D Cumulative Convertible Preferred Stock, Series E Cumulative Convertible Preferred Stock, Series F Convertible Exchangeable Preferred Stock, Series G Convertible Preferred Stock and Series H Cumulative Preferred Stock. (Exhibit 4(A) to Registrant's Annual Report on Form 10-K for 1991).

     (B) * Form of Indenture dated June 1, 1985 between Old Republic International Corporation and Morgan Guaranty Trust Company of New York, as Trustee, regarding the 11 1/2% Sinking Fund Debentures due 2015 (Exhibit 4.3 to Form S-3 Registration Statement No. 2-98167).

     (C) * Form of Indenture dated as of January 15, 1988 between Old Republic International Corporation and Morgan Guaranty Trust Company of New York, as Trustee, regarding the 10% Sinking Fund Debentures due 2018 (Exhibit 4(D) to Registrant's Annual Report on Form 10-K for 1987).

     (D) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request (Exhibit 4(D) to Form 8 dated August 28, 1987).

     (E) * Rights Agreement dated as of June 26, 1987 between Old Republic International Corporation and Morgan Shareholder Services Trust Company (Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987).

     (F) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee, regarding the 5 3/4% Convertible Subordinated Debentures due August 15, 2002. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

(10) Material contracts.

     (A) * Copy of Old Republic International Corporation Employees Savings and Stock Ownership Plan (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 1991).

     (B) Form 11 -K for Registrant's Employee Savings and Stock Ownership Plan for the year ended December 31, 1993 (To be filed by amendments).

**   (C) * Copy of Old Republic International Corporation Key Employees
Performance Recognition Plan, as restated and amended (Exhibit 10(C) to Registrant's Annual Report on Form 10-K for 1991).

**   (D) * Copy of Old Republic International Corporation Non-qualified Stock
Option Plan (Exhibit to Form S-8 Registration Statement No. 2-66302).

**   (E) * Amendments to Old Republic International Corporation Non-qualified
Stock Option Plan (Exhibit 10(E) to Registrant's Annual Report on Form 10-K for
1991).

**   (F) * 1985 Old Republic International Corporation Non-qualified Stock
Option Plan A (Exhibit 10.1 to Form S-3 Registration Statement No. 2-98166).

**   (G) * Amendments to 1985 Old Republic International Corporation
Non-qualified Stock Option Plan A (Exhibit 10(G) to Registrant's Annual Report on Form 10-K for 1991).

**   (H) * 1985 Old Republic International Corporation Non-qualified Stock
Option Plan B (Exhibit 10.2 to Form S-3 Registration Statement No. 2-98166).

**   (I) * 1990 Old Republic International Corporation Non-qualified Stock
Option Plan (Exhibit 10 to Form S-8 Registration Statement No. 33-37692).

**   (J) * 1992 Old Republic International Corporation Non-qualified Stock
Option Plan (Exhibit 10 to Form S-8 Registration Statement No. 33-49646).

     (K) * Old Republic International Corporation Employees Retirement Plan (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 1991).

**   (L) * Old Republic International Corporation Executives Excess Benefits
Pension Plan (Exhibit 10.16 to Registration Statement No. 2-95243).

**   (M) * Form of Indemnity Agreement between Old Republic International
Corporation and each of its directors and certain officers (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**   (N) * Copy of directors and officers liability and company reimbursement policy dated October 6, 1970 (Exhibit 12(A) to Form S-1 Registration Statement No. 2-41089).

     (O) * Copy of Bitco Savings Plan (Exhibit 4.3 to Form S-8 Registration Statement No. 33-32439).

     (P) Form 11-K for Bitco Savings Plan for the year ended December 31, 1993 (To be filed by amendments).

     (Q) * Copy of RMIC Corporation Profit-Sharing Plan (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 1980).

**   (R) * Copy of a written description of the RMIC Key Employees Performance
Recognition Plan (Exhibit 10(Q) to Registrant's Annual Report on Form 10-K for
1991).

     (S) Form 11-K for the Great West Casualty Company Profit Sharing Plan for the year ended December 31, 1993 (To be filed by amendments).

**   (T) * Copy of deferred compensation agreement dated November 4, 1976, as amended, between RMIC Corporation and William A. Simpson (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 1980).

**   (U) * Copy of deferred compensation agreement dated November 4, 1976, as amended, between RMIC Corporation and Jimmy A. Dew (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 1980).

**   (V) * Copy of Incentive Compensation Plan of The Founders Title Group, Inc.
(Exhibit 10(N) to Registrant's Annual Report on Form 10-K for 1980).

**   (W) Copy of part time employment agreement between Old Republic Title
Company and John C. Collopy.

     (X) * Placement Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Merrill Lynch Money Markets Inc. (Exhibit 10.1 to Form S-3 Registration Statement No. 33-16836).

     (Y) * Issuing and Paying Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Morgan Guaranty Trust Company of New York (Exhibit 10.2 to Form S-3 Registration Statement No. 33-16836).

(11) Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the three years ended December 31, 1993, 1992 and 1991.

(21) Subsidiaries of the registrant.

(23) Consent of Coopers & Lybrand.

(24) Powers of attorney

(28) Consolidated Schedule P (To be filed by amendment.)



*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

                                                                    Exhibit (11)

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                           EARNINGS PER SHARE EXHIBIT
                                  (In Millions)


                                                                              Primary EPS
                                                                          Years Ended December 31,
                                                                      1993        1992       1991

Weighted average number of common shares actually outstanding         51.6        48.8       46.5
Weighted average number of incremental shares for common
                        stock equivalents:
Redeemable and/or convertible preferred stock                           5.0        5.1        5.3
                             Stock Options                               .4         .5         .5
     Weighted average number of common shares and common
     stock equivalents outstanding - primary                           57.0       54.5       52.4

     Net income for the period                                       $175.1     $174.7    $ 131.0
     Less dividends applicable to appropriate series of redeemable
           and convertible preferred stock                              5.2        6.0        1.3
     Adjusted net income - primary                                   $169.8     $168.6     $129.7
     Earnings per share - primary                                   $  2.98    $  3.09    $  2.48



                                                                          Fully Diluted EPS
                                                                      Years Ended December 31,
                                                                       1993       1992       1991

     Weighted average number of common shares and
common stock equivalents outstanding - primary                         57.0       54.5       52.4
     Weighted average number of incremental shares for
                 common stock equivalents:
Redeemable and/or convertible preferred stock/debentures                4.4        3.7        3.8
                             Stock options                             -           -           .2
     Weighted average number of common shares and
common stock equivalents outstanding - fully diluted                   61.5       58.3       56.4

     Adjusted net income - primary                                   $169.8     $168.6     $129.7
     Adjustment for dividends/interest applicable to appropriate series of redeemable and convertible preferred
                          stock/debentures                              4.2        3.3        3.2
     Adjusted net income - fully diluted                             $174.0     $172.0     $132.9
     Earnings per share - fully diluted                             $  2.83    $  2.95    $  2.36
/TABLE

                                    RESTATED
                           CERTIFICATE OF INCORPORATION

                                       OF

                     OLD REPUBLIC INTERNATIONAL CORPORATION



     The Board of Directors, in a procedure authorized by Section 245 of the General Corporation Law of Delaware, approved and adopted at a meeting held on November 20, 1980 the following Restated Certificate of Incorporation. This document only restates and integrates and does not further amend the provisions of the corporation's Certificate of Incorporation duly filed with the Secretary of State of Delaware on March 9, 1969 as heretofore amended or supplemented, and there is no discrepancy between those provisions and the provisions of this restated certificate.

FIRST:    The name of the corporation is Old Republic International Corporation.

SECOND: The address of its registered office in the State of Delaware is 32 Lockerman Square, Suite L-100, in the City of Dover 19901, County of Kent. The name of its registered agent at such address is Prentice-Hall Corporation System, Inc.

THIRD: The nature of the business or purposes to be conducted or promoted are:

               To acquire, own and dispose of the whole or any part of the capital stock, securities, assets, or obligations of other corporations; and

               To engage in any lawful act or activity for which corporations may be organized under the General
               Corporation Law of Delaware.

FOURTH: The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is One Hundred Seventy Million (170,000,000) shares, divided into three classes as follows:

               Fifty Million (50,000,000) shares of Preferred
               Stock without par value (Preferred Stock).

               One Hundred Million (100,000,000) shares of Common
               Stock of the par value of $1.00 per share (Common
               Stock).

               Twenty Million (20,000,000) shares of Class B
               Common Stock of the par value of $1.00 per share
               (Class B Common Stock).

     The designations, powers, preferences and rights, and the qualifications, limitations or restrictions of the above classes of stock are as follows:


                                   DIVISION I

                                 Preferred Stock

     1. The Board of Directors is expressly authorized at any time, and from time to time, to issue shares of Preferred Stock in one or more series, and for such consideration as the Board may determine, with such voting powers, full or limited but not to exceed one vote per share, or without voting powers, and with such designations, preferences and relative, participating optional or other special rights, and qualifications, limitation or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue thereof, and as are not stated in this Certificate of Incorporation, or any amendment thereto. All shares of any one series shall be of equal rank and identical in all respects.

     2. No dividend shall be paid or declared on any particular series of Preferred Stock unless dividends shall be paid or declared pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with such particular series.

     3. Unless and except to the extent otherwise required by law or provided in the resolution or resolutions of the Board of Directors creating any series of Preferred Stock pursuant to this Division I, the holders of the Preferred Stock shall have no voting power with respect to any matter whatsoever. In no event shall the Preferred Stock be entitled to more than one vote in respect of each share of stock. Subject to the protective conditions or restrictions of any outstanding series of Preferred Stock, any amendment to this Certificate of Incorporation which shall increase or decrease the authorized capital stock of any class or classes may be adopted by the affirmative vote of the holders of a majority of the outstanding shares of the voting stock of the Corporation.

     4. Shares of Preferred Stock redeemed, converted, exchanged, purchased, retired or surrendered to the Corporation, or which have been issued and reacquired in any manner, shall, upon compliance with any applicable provisions of The General Corporation Law of the State of Delaware, have the status of authorized and unissued shares of Preferred Stock and may be reissued by the Board of Directors as part of the series of which they were originally a part or may be reclassified into and reissued as part of a new series or as a part of any other series, all subject to the protective conditions or restrictions of any outstanding series of Preferred Stock.

                                   DIVISION II

                      Common Stock and Class B Common Stock

     1. Dividends. Subject to the preferential dividend rights, if any, applicable to shares of the Preferred Stock and subject to applicable requirements, if any, with respect to the setting aside of sums for purchase, retirement or sinking funds for the Preferred Stock, the holders of the Common Stock and the Class B Common Stock shall be entitled to receive to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors; provided that whenever a cash dividend is paid to the holders of Class B Common Stock, the Corporation shall also pay to the holders of the Common Stock a cash dividend per share at least equal to the cash dividend per share at least equal to the cash dividend per share paid to the holders of the Class B Common Stock and further provided that the Corporation may pay cash dividends to the holders of the Common Stock in excess of cash dividends paid, or without paying cash dividends, to holders of the Class B Common Stock.

     2. Liquidation. In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock, holders of the Common Stock and the Class B Common Stock shall be entitled to receive all the remaining assets of the Corporation of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of Common Stock and the Class B Common Stock held by them, respectively.

     3. Voting Rights. Except as may be otherwise required by law or this Certificate of Incorporation, each holder of the Common Stock shall have one vote in respect of each share of Common Stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders and each holder of the Class B Common Stock shall have one-tenth (1/10) of one vote in respect of each share of Class B Common Stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders; provided that the holders of the Common Stock and the Class B Common Stock shall vote together as a single class.

     4. Definition. Notwithstanding the provisions of section 11.(a) of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock, section 10.(a) of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock, section 12.(a) of Designations, Preferences and Rights of Series D Cumulative Convertible Preferred Stock, and
section 10.(a) of Designations, Preferences and Rights of Series E Cumulative Convertible Preferred Stock, for the purposes of the Corporation's Restated Certificate of Incorporation, as amended, the term "Common Stock" shall mean Common Stock as defined in the first paragraph of this Article FOURTH and shall not include the Class B Common Stock of the Corporation, provided, however, that for the purposes of the section titled "Voting", the first five paragraphs of the section titled "Dividends" and the last paragraph of the Resolutions Regarding Issuance of A Series of Preferred Stock; sections 9. and 10. of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock; sections 8. and 9. of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock; sections 10. and 11. of Designations, Preferences and Rights of Series D Cumulative Convertible Preferred Stock; section 9. of Designations, Preferences and Rights of Series E Cumulative Convertible Preferred Stock; and Section 10. of Designations, Preferences and Rights of $4.00 Series F Convertible Exchangeable Preferred Stock, the term "Common Stock" shall mean both the Common Stock as defined in the first paragraph of this Article FOURTH and the Class B Common Stock of the Corporation."


                                  DIVISION III

                        Elimination of Preemptive Rights

     No holder of stock of any class of the Corporation shall be entitled as a matter of right to purchase or subscribe for any part of any unissued stock of any class, or of any additional stock of any class of capital stock of the Corporation, or of any bonds, certificates of indebtedness, debentures, or other securities convertible into stock of the Corporation, now or hereafter authorized, but any such stock of other securities convertible into stock may be issued and disposed of pursuant to resolution by the Board of Directors to such persons, firms, corporations or associations and upon such terms and for such consideration (not less than the par value or stated value thereof) as the Board of Directors in the exercise of its discretion may determine and as may be permitted by law without action by the stockholders.


                     DESIGNATIONS, PREFERENCES AND RIGHTS OF
                 SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK


1.   Designation.

     4,750,000 shares of Preferred Stock of the Corporation are hereby constituted as a series of Preferred Stock designated as "Series B Cumulative Convertible Preferred Stock" (hereinafter called "Series B Preferred Stock").

2.   Voting Rights.

     Each holder of Series B Preferred Stock shall have one vote in respect of each share of stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders, in addition to any other voting rights provided by law.

3.   Dividends.

     (a) Each share of Series B Preferred Stock shall be entitled to dividends, when and as declared by the Board of Directors, at a rate of $.90 per share per annum, before any dividends or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series B Preferred Stock) on any class or classes of stock of the Corporation ranking junior to the Series B Preferred Stock as to dividends or on liquidation shall be declared or paid or set apart for payment.

     (b) Dividends on the Series B Preferred Stock shall be paid quarterly on the last business day of January, April, July and October of each year (or on such other date or dates as may be determined by the Board of Directors) to holders of record on the respective dates not exceeding sixty days preceding such dividend payment dates as may be determined by the Board of Directors in advance of the payment of each particular dividend.

     (c) Dividends on the Series B Preferred Stock shall be cumulative from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals of dividends shall not bear interest.

     (d) At the option of the Board of Directors, dividends on the Series B Preferred Stock may be paid in the form of Common Stock or Series B Preferred Stock of the Corporation, in lieu of cash. In such event, the Common Stock shall be valued at its average "Market Price" (as hereinafter defined) for the 30 consecutive "Trading Days" (as hereinafter defined) commencing on the forty-fifth Trading Day next preceding the record date established for the payment of such dividend; and the value of the Series B Preferred Stock shall be established as of the record date by an independent appraisal to be obtained by the Board of Directors.

     (e) At the option of the Board of Directors, any accumulated dividends in arrears with respect to the Series B Preferred Stock may be satisfied by the distribution of Common Stock of Series B Preferred stock equal in value to the amount of such arrearages. In such event, the Common Stock shall be valued at its average Market Price for the 30 consecutive Tradings Days commencing on the forty-fifth Trading Day prior to the date established by the Board of Directors for the payment of such arrearages; and the value of the Series B Preferred Stock shall be established as of a date within 30 days of such payment date by an independent appraisal to be obtained by the Board of Directors.

4.   Liquidation Rights; Certain Rights Upon Consolidation or Merger.

     (a) Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of the Series B Preferred Stock shall be entitled to receive out of the assets of the Corporation before any payment of distribution shall be made on the Common Stock or on any other class of stock ranking junior to the Preferred Stock upon liquidation, cash in the amount of $15.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of final distribution, but they shall be entitled to no further payment. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distribute among the holders of the Series B Preferred Stock or any other class of Preferred Stock ranking on a parity with the Series B Preferred Stock shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 4(a), the merger or consolidation of the Corporation with one or more corporations in which the Corporation is the corporation surviving such consolidation or merger shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

     (b) Prior to the merger of the Corporation into or the consolidation of the Corporation with another corporation which the Corporation is not the survivor, each share of the Series B Preferred Stock shall be redeemed by the Corporation for cash in the amount of $15.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of such merger or consolidation, plus 10% of such total amount.

5. Redemption after April 1, 1994 at the Option of the Holder; Corporation's Option to Issue Common Stock in Such Event.

     (a) At any time after April 1, 1994, a holder of Series B Preferred Stock may request the Corporation, by giving to the Corporation at least 60 days' prior written notice, to redeem as of the July 31 or January 31 whichever next follows the date of such notice part or all of the Series B Preferred Stock held by him, for cash equal to the greater of (i) $15.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the redemption date, or (ii) the value of such shares, as of the applicable June 30 or December 31 date next preceding the date fixed for redemption, as established by an independent appraisal obtained by the Board of Directors. The Board of Directors shall obtain such appraisal following receipt of such notice and the Corporation shall furnish a copy of such appraisal to each holder who has requested redemption of shares.

     (b) The Corporation, at the option of the Board of Directors, may limit the number of shares redeemed pursuant to this paragraph 5 in any one year to 10% of the Series B Preferred Stock outstanding on January 1 of such year. Shares will be redeemed in the order that the notices specified in paragraph 5(a) are received, and if shares exceeding such percentage are tendered, shares redeemed will be selected by lot or in such other manner as the Board of Directors may determine to be equitable.

     (c) In the event a holder elects to cause shares of Series B Preferred Stock to be redeemed for cash pursuant to this paragraph, the Corporation, at the option of the Board of Directors, may satisfy its obligation to pay for such shares by notifying the holder and thereafter issuing shares of Common Stock in lieu of cash in the amount of the redemption price specified in paragraph 5(a). In such event, the Common Stock shall be valued at its average Market Price for the 30 consecutive Trading Days next preceding the applicable June 30 or December 31 date specified in paragraph 5(a).

6. Holder's Annual Right of Redemption or Conversion to Common Stock in Certain Events.

     (a) Notwithstanding the holder's rights of redemption specified in paragraph 5(a), a holder of shares of Series B Preferred Stock on behalf of the participants or beneficiaries of a retirement plan (hereinafter "plan participants") shall have the right annually to cause the Corporation to redeem or convert into Common Stock certain of the shares of Series B Preferred Stock in order to permit the payment of benefits to plan participants pursuant to the provisions of such plan. Such redemptions or conversions shall be effected in the following manner:

     (i) Each year commencing with 1979, the Board of Directors shall obtain an independent appraisal of the value of the Series B Preferred Stock as of December 31 of such year. A copy of such appraisal shall be furnished by the Corporation to each holder of Series B Preferred Stock.

     (ii) For a period of 30 days following receipt of such appraisal, each holder of Series B Preferred Stock on behalf of plan participants shall have the right to cause the Corporation to (a) redeem for cash that number of shares of Series B Preferred Stock determined by dividing the total dollar amount of benefits payable in such year under the terms of the plan in either cash or Corporation stock at the option of the plan participants by the appraised value per share of the Series B Preferred Stock as of December 31 of the immediately preceding year or (b) convert the number of shares of Series B Preferred Stock so determined into shares of Common Stock at the rate of one (1) share of Common Stock for five (5 shares of Series B Preferred Stock. (In the event the outstanding Common Stock of the corporation is hereafter combined into a smaller number of shares, then the rate of conversion shall be adjusted proportionately.)

     (iii) The holder of such shares to be redeemed or converted shall give to the Corporation at least 30 days' prior written notice of its request for conversion or redemption, specifying the number of shares to be converted or redeemed, the requested date of redemption or conversion, and certifying that the dollar amount represented by such shares (at the above specified appraisal value) is (or will be within such notice period) distributable to plan participants pursuant to the provisions of such plan.

     (iv) The Corporation shall thereupon redeem such shares for cash or issue Common Stock in exchange therefore in accordance with the provisions hereof.

     (b) In the event a holder elects to cause shares of Series B Preferred Stock to be redeemed for cash pursuant to this paragraph, the Corporation, at the option of the Board of Directors, may satisfy its obligation to pay for the shares so to be redeemed by converting such shares into shares of Common Stock valued at the average Market Price of the Common Stock for the 30 consecutive Trading Days next preceding the date of the notice specified in paragraph 6(a)(111).

7.   Certain Provisions Applicable to Redemptions of Shares

     From and after the applicable date specified for redemption of shares of Series B Preferred Stock in accordance with these provisions, unless the Corporation shall default in paying or providing the funds necessary for the payment of the redemptions price of the shares so specified for redemption, the right to receive dividends on all shares of Series B Preferred Stock so specified for redemption shall cease to accrue, and all rights of the holders of the shares of Series B Preferred Stock specified for redemption shall forthwith, after the redemption date, cease and terminate, excepting only the right of such holders to receive the specified redemption price for such shares but without interest, and such shares shall no longer be deemed outstanding.

8.   Certain Provisions Applicable to Conversions of Shares

     (a) Shares of the Series B Preferred Stock to be converted in accordance with these provisions shall be convertible at such office or offices as the Board of Directors of the Corporation may designate. (For the purpose of this paragraph, the issuance of Common Stock in lieu of cash upon a redemption of Series B Preferred Stock shall be deemed to be a conversion unless the context otherwise requires.)

     (b) In order to effect the conversion of shares of the Series B Preferred Stock into Common Stock in accordance with these provisions, the holder thereof shall surrender at any office hereinabove mentioned the certificate of certificates therefore, duly endorsed to the Corporation or in blank, and give written notice to the Corporation at said office in accordance with the applicable provisions hereof, as to the conversion to be effected and the name or names in which the certificate or certificates for shares of Common Stock are to be issued. No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of the Series B Preferred Stock surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion. Shares of the Series B Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day specified for conversion and the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time. As promptly as practicable after the receipt of such notice and the surrender of such shares as aforesaid, the Corporation shall issue and deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided, to the person or persons
entitled to receive the same.   In case shares of the Series B Preferred Stock
are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the applicable redemption date, unless default shall be made in payment of the redemption price.

     (c) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series B Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series B Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price of the Common Stock, on the date on which such shares of the Series B Preferred Stock were duly surrendered for conversion, or, if such date is not a Trading Day, on the next preceding date which was a Trading Day.


     (d) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series B Preferred Stock from time to time outstanding are convertible.

     (e) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series B Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.


9. Distribution or Reclassification of Series B Preferred Stock In the Event of Distribution or Reclassification of Common Stock

     In the event the Corporation shall at any time after the issuance of Series B Preferred Stock pay a dividend or make a distribution in shares of Common Stock or subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares of Common Stock, then a proportionate dividend, distribution, subdivision or reclassification of the outstanding Series B Preferred Stock shall also be effected, as of the effective date of the applicable distribution or adjustment with respect to the Common Stock. In such event, the redemption price of $15.00 per share specified in paragraphs 4(a), 4(b) and 5(a) and the annual dividend rate of $.90 per share specified in paragraph 3(a) hereof shall be reduced proportionately as to all shares of Series B Preferred Stock outstanding or thereafter issued.


10.  Relative Rights of Preferred Stock.

     (a) So long as any of the Series B Preferred Stock is outstanding the Corporation will not:

     (i) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series B Preferred Stock) or make any distribution on any other class or classes of stock of the Corporation ranking junior to the Series B Preferred Stock either as to dividends or upon liquidation and will not redeem, purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series B Preferred Stock, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale or, other shares of stock of any junior class;


     (ii) Without the affirmative vote or consent of the holders of at least 50% of all the Series B Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted at an annual or special meeting called for the purpose, amend, alter or repeal any of these resolutions so as adversely to affect the new preferences, rights, or powers of the Series B Preferred Stock; provided, that the creation of any class of stock ranking prior to the Series B Preferred Stock either as to dividends or upon liquidation or any increase in the authorized number of shares of any such class of stock shall not be deemed to adversely affect the preferences, rights or powers of the Preferred Stock within the meaning of this subparagraph (ii);

     (iii) Without the affirmative vote or consent of the holders of at least 50% of all the Series B Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted at an annual or special meeting called for the purpose, create any class or classes or stock ranking prior to the Series B Preferred Stock either as to dividends or upon liquidation, or increase the authorized number of shares of any such class of stock.

     (b) The Series A Preferred Stock of the Corporation heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock of the Corporation shall rank junior to, the Series B Preferred Stock as to dividends and upon liquidation.


11.  Certain Definitions.

     (a) For the purposes of these provisions the term "Common Stock" means the Common Stock of the Corporation, $1 par value, as the same exits as of the original date of issue of the Series B Preferred Stock or as such stock may be reconstituted from time to time.

     (b) As used in these provisions, the term "Market Price" on any day shall mean the reported last sales price regular way on such day or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices regular way, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as reported by the National Quotation Bureau or similar reporting service; and the term "Trading Day" shall mean a date on which the New York Stock Exchange (or any successor to such Exchange) is open for the transaction of business.

     (c) As used in these provisions, the term "retirement plan" shall mean a retirement plan adopted by the Corporation or any of its subsidiaries, including without limitation the Old Republic International Corporation Employees Savings and Stock Ownership Plan and similar plans.


                     DESIGNATIONS, PREFERENCES AND RIGHTS OF
                 SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK



1.   Designation.

     25,000,000 shares of Preferred Stock of the Corporation are hereby constituted as a series of Preferred Stock designated as "Series D Cumulative Convertible Preferred Stock" (hereinafter called "Series D Preferred Stock").


2.   Voting Rights.

     Each holder of Series D Preferred Stock shall have one vote in respect of each share of stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders, in addition to any other voting rights provided by law.


3.   Dividends.

     (a) Each share of Series D Preferred Stock shall be entitled to dividends, when and as declared by the Board of Directors, at a rate of $.50 per hare per annum, before any dividends or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series D Preferred Stock) on any class or classes of stock of the Corporation ranking junior to the Series D Preferred Stock as to dividends or on liquidation hall be declared or paid or set apart for payment.

     (b) Dividends on the Series D Preferred Stock shall be paid semi-annually on January 15 and July 15 of each year (or on such other date or dates as may be determined by the Board of Directors) to holders of record on the respective dates not exceeding sixty days preceding such dividend payment dates as may be determined by the Board of Directors in advance of the payment of each particular dividend.

     (c) Dividends on the Series D Preferred Stock shall be cumulative from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals of dividends shall not bear interest.


4.   Conversion Rights at Any Time.

     Shares of the Series D Preferred Stock shall be convertible at any time at the option of the holder of such shares into shares of Common Stock at an exchange ratio of five (5) shares of Series D Preferred Stock for one (1) share of Common Stock.


5. Conversion Right in the Event of Certain Business Combinations or Acquisitions of Securities.

     (a) In the event of a "Business Combination" (as hereinafter defined), or in the event an Acquiring Entity obtains 20% or more of any one class of the Corporation's voting securities, and unless the conditions of subparagraph (c) hereof are complied with, shares of Series D Preferred Stock shall become immediately convertible at any time prior to or after the effectiveness of such Business Combination or acquisition of the 20% or larger interest, at the sole option of the holder of such shares, into shares of Common Stock at a maximum exchange ratio of five (5) shares of Series D Preferred stock for one (1) share of Common Stock, subject to a proportionate reduction (but not lower than a minimum exchange ratio of 2.5 to 1) to the extent that the "Common Stock Value" (as hereinafter determined) as of the date on which the shares of Series D Preferred Stock are surrendered for conversion exceeds $25.00 per share of Common Stock. (For example, if the Common Stock Value as of such date is $50.00 or higher, the exchange ratio will be 2.5 to 1; or, alternatively, if the Common Stock Value as of such date is $35.00, the exchange ratio will be 4.0 to 1).
For this purpose, "Common Stock Value" shall equal the greater of: (A) the highest per share price (including brokerage commissions and/or soliciting dealers' fees) paid by the "Acquiring Entity" (as hereinafter defined) in acquiring any of its holdings of the Corporation's Common Stock; or (B) an amount bearing a percentage relationship to the market price of the Corporation's Common Stock immediately prior to the public announcement of such Business Combination, equal to the highest percentage relationship that any per share price (including brokerage commissions and/or soliciting dealer's fees) theretofore paid by the Acquiring Entity for any of its holdings of the Corporation's Common Stock bore to the market price of such Common Stock immediately prior to the transaction resulting in the acquisition of such Common Stock; or (C) the book value of the Corporation's Common Stock as of the end of the most recent calendar quarter determined in accordance with generally accepted accounting principles.

     (b)  For purposes of this paragraph, a Business Combination shall include
(i) a merger or consolidation of the Corporation with or into any Other Corporation (as hereinafter defined), or (ii) any sale, lease, exchange, mortgage, pledge or other disposition of all, or substantially all, or any Substantial Part (as hereinafter defined) of the assets of the Corporation or any Subsidiary (as hereinafter defined) to any Other Corporation, or (iii) the issuance or transfer by the Corporation of any Substantial Amount (as hereinafter defined) of securities of the Corporation in exchange for the securities or assets of any Other Corporation if, in any such case, as of the record date for the determination of stockholders entitled to notice thereof and to vote thereon or consent thereto such Other Corporation is an Acquiring Entity.

     (c) The provisions of subparagraph (a) of this paragraph shall not be applicable to any transaction described therein if such transaction is approved by majority resolution of the full Board of Directors of the Corporation, provided that two-thirds of the members of the Board of Directors voting for the approval of such transaction were duly elected and acting members of the Board of Directors prior to the time such Other Corporation shall have become an Acquiring Entity.

     (d) The Board of Directors shall have the power and duty to determine for the purposes of this paragraph, on the basis of information known to such Board, if and when any

Other Corporation is or has become an Acquiring Entity, and any such determination shall be conclusive and binding for all purposes of this paragraph.

     (e) As used in this paragraph, the following terms have the meanings as set forth below:

     "Acquiring Entity" means any Other Corporation which is the Beneficial Owner of more than 10% of the outstanding shares of stock of the Corporation entitled to vote in elections of directors, considered for the purposes of this paragraph a one class.

     "Affiliate" or "Associate" of a person have the same meaning as is assigned to such terms under Rule 12b-2 of the General Rules and Regulations (the "Regulations") under the Securities Exchange Act of 1934 as in effect on June 1, 1982.

     "Beneficial Owner" of stock means a person, or an Affiliate or Associate of such person, who is a "beneficial owner" of stock, as such term is defined under Rule 13d-3 of the Regulations as in effect on June 1, 1982.

     "Business Combination" means any transaction described in part (b) of this paragraph.

     "Other Corporation" means any person, firm, corporation or other entity, or group, other than a subsidiary of the Corporation.

     "Substantial Part" means any assets having a then fair market value, in the aggregate, of more than $5,000,000.

     "Subsidiary" means any corporation in which the Corporation owns, directly or indirectly, more than 50% of the voting securities.

     "Substantial Amount" means any securities of the Corporation having a then fair market value of more than $5,000,000.

6. Certain Conversion Rights Upon Other Consolidation or Merger; Liquidation Rights.

     (a) In the event of a "Business Combination" (as defined in paragraphs 5(b)) not covered by paragraph 5 by reason of the provisions of paragraph 5(c), shares of Series D Preferred Stock shall be immediately convertible at any time prior to the effectiveness of such Business Combination at an exchange ratio of five (5) shares of Series D Preferred Stock for one (1) share of Common Stock.



     (b) Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of the Series D Preferred Stock which have not been converted into Common Stock shall be entitled to receive out of the assets of the Corporation before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the Series D Preferred Stock upon liquidation, cash in the amount of $5.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of final distribution, but they shall be entitled to no further payment. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the Series D Preferred Stock or any other class of Preferred Stock ranking on a parity with the Series D Preferred Stock shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 6(b), the merger or consolidation of the Corporation with one or more corporations in which the Corporation is the corporation surviving such consolidation or merger shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

     (c) Prior to the merger of the Corporation into or the consolidation of the Corporation with another corporation in which the Corporation is not the survivor, each share of the Series D Preferred Stock which has not been converted into Common Stock shall be redeemed by the Corporation for cash in the amount of $5.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of such merger or consolidation.

7.   Redemption after July 1, 1987 at the Option of the Corporation.

     At any time after July 1, 1987, the Corporation, at its sole option on at least 30 days' prior written notice to holders, may redeem all, or any part (pro rata as to the holders), of the Series D Preferred Stock then outstanding, for cash equal to $5.00 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the redemption date. During such 30 day notice period, holders of the Series D Preferred Stock may exercise their rights of conversion specified in paragraph 4 hereof, which conversion right shall expire as of the close of business on the thirtieth day of such notice period.

8.   Certain Provisions Applicable to Redemptions of Shares.

     From and after the applicable date specified for redemption of shares of Series D Preferred Stock in accordance with these provisions, unless the Corporation shall default in paying or providing the funds necessary for the payment of the redemption price of the shares so specified for redemption, the right to receive dividends on all shares of Series D Preferred Stock so specified for redemption shall cease to accrue, and all rights of the holders of the shares of Series D Preferred Stock specified for redemption shall forthwith, after the redemption date, cease and terminate, excepting only the right of such holders to receive the specified redemption price for such shares but without interest, and such shares shall no longer be deemed outstanding.

9.   Certain Provisions Applicable to Conversions of Shares.

     (a) Shares of the Series D Preferred Stock to be converted in accordance with these provisions shall be convertible at such office or offices as the Board of Directors of the Corporation may designate. (For the purpose of this paragraph, the issuance of Common Stock in lieu of cash upon a redemption of Series D Preferred Stock shall be deemed to be a conversion unless the context otherwise requires.)

     (b) In order to effect the conversion of shares of the Series D Preferred Stock into Common Stock in accordance with these provisions, the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed to the Corporation or in blank, and give written notice to the Corporation at said office in accordance with the applicable provisions hereof, as to the conversion to be effected and the name or names in which the certificate or certificates for shares of Common Stock are to be issued. No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of the Series D Preferred Stock surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion. Shares of the Series D Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day specified for conversion and the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time. As promptly as practicable after the receipt of such notice and the surrender of such shares as aforesaid, the Corporation shall issue and deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of the Series D Preferred Stock are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the applicable redemption date, unless default shall be made in payment of the redemption price.

     (c) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series D Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series D Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price of the Common Stock, on the date on which such shares of the Series D Preferred Stock were duly surrendered for conversion, or, if such date is not a Trading Day, on the next preceding date which was a Trading Day.

     (d) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series D Preferred Stock from time to time outstanding are convertible.

     (e) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series D Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.


10. Distribution or Reclassification of Series D Preferred Stock In the Event of Distribution or Reclassification of Common Stock; Adjustment of Exchange Ratio.

     (a) In the event the Corporation shall at any time after the issuance of Series D Preferred Stock pay a dividend or make a distribution in shares of Common Stock or subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares of Common Stock, then a proportionate dividend, distribution, subdivision or reclassification of the outstanding Series D Preferred Stock shall also be effected, as of the effective date of the applicable distribution or adjustment with respect to the Common Stock. In such event, the redemption price of $5.00 per share and the annual dividend rate of $.50 per share specified in these provisions shall be reduced proportionately as to all shares of Series D Preferred Stock outstanding or thereafter issued.

     (b) In the event the outstanding Common Stock of the Corporation is hereafter combined into a smaller number of shares, then the rate of conversion only, specified herein, shall be adjusted proportionately.


11.  Relative Rights of Preferred Stock.

     (a) So long as any of the Series D Preferred Stock is outstanding the Corporation will not:

     (i) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series D Preferred Stock) or make any distribution on any other class or classes of stock of the Corporation ranking junior to the Series D Preferred Stock either as to dividends or upon liquidation and will not redeem, purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series D Preferred Stock, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class;

     (ii) Without the affirmative vote or consent of the holders of at least 50% of all the Series D Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted at an annual or special meeting called for the purpose, amend, alter or repeal any of these resolutions so as adversely to affect the preferences, rights, or powers of the Series D Preferred Stock; provided, that the creation of any class of stock ranking prior to the Series D Preferred Stock either as to dividends or upon liquidation or any increase in the authorized number of shares of any such class of stock shall not be deemed to adversely affect the preferences, rights or powers of the Preferred Stock within the meaning of this subparagraph (ii);

     (iii) Without the affirmative vote or consent of the holders of at least 50% of all the Series D Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted at an annual or special meeting called for the purpose, create any class or classes of stock ranking prior to the Series D Preferred Stock either as to dividends or upon liquidation, or increase the authorized number of shares of any such class of stock.


     (b) The Series A Preferred Stock, the Series B Cumulative Convertible Preferred Stock and the Series C Cumulative Convertible Preferred Stock of the Corporation heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock of the Corporation shall rank junior to, the Series D Preferred Stock as to dividends and upon liquidation.


12.  Certain Definitions.

     (a) For the purposes of these provisions, the term "Common Stock" means the Common Stock of the Corporation, $1 par value, as the same exists as of the original date of issue of the Series D Preferred Stock or as such stock may be reconstituted from time to time.

     (b) As used in these provisions, the term "Market Price" on any day shall mean the reported last sales price regular way on such day or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices regular way, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as reported by the National Quotation Bureau or similar reporting service; and the term "Trading Day" shall mean a date on which the New York Stock Exchange (or any successor to such Exchange) is open for the transaction of business.



                      DESIGNATIONS, PREFERENCES AND RIGHTS
                OF SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK

1.   Designations.

     875,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as a series of Preferred Stock designated as "Series E Cumulative Convertible Preferred Stock" (hereinafter called "Series E Preferred Stock").

2.   Voting Rights.

     In addition to the special voting rights provided to the holders of the Series E Preferred Stock as or part of a separate series or class pursuant to paragraph 7 hereof, any other provision of the Certificate of Incorporation of the Corporation, and any other voting rights provided by law, each holder of Series E Preferred Stock shall be entitled to one vote in respect of each share of stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders, such votes to be counted together with those for any other shares of capital stock having the right to vote on all such matters and not separately as a class or group.

3.   Dividends.

     (a) The holders of shares of Series E Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at a rate of $1.00 per share per annum and no more, before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series E Preferred Stock as to dividends and upon liquidation) on any class or series of stock of the Corporation ranking junior to the Series E Preferred Stock as to dividends or on liquidation shall be declared or paid or set apart for payment.

     (b) Dividends on the Series E Preferred Stock shall be paid on the dividend payment date established by the Board of Directors for the quarterly payment of dividends on the Common Stock (or otherwise on the first business day of March, June, September and December of each year) to holders of record on the respective record dates not exceeding sixty days preceding such dividend payment dates as may be determined by the Board of Directors in advance of the payment of each particular dividend.

     (c) Dividends on the Series E Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals of dividends shall not bear interest.

     (d) No dividend may be declared on any other class or series of stock ranking on a parity with the Series E Preferred Stock as to dividends in respect of any quarterly dividend unless there shall also be or have been declared on the Series E Preferred Stock like dividends for all quarterly periods coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates per annum fixed therefor.

4.   Liquidation Rights.

     In the event of any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of outstanding shares of the Series E Preferred Stock shall be entitled to receive, before any payment or distribution of assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of the Common Stock or any other class or series of stock ranking junior to the Series E Preferred Stock upon liquidation, cash in the amount of $33.50 per share, plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of final distribution, but they shall be entitled to no further payment. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the Series E Preferred Stock or any other class or series ranking on a parity with the Series E Preferred Stock as to payments upon liquidation, dissolution or winding up shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 4, the voluntary sale, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation to, or a merger or consolidation of the Corporation with, one or more corporations shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

5.   Redemption at Option of the Corporation.

     The Corporation shall have the right to redeem shares of Series E Preferred Stock pursuant to the following provisions:

     (a) The Corporation shall not have any right to redeem shares of Series E Preferred Stock prior to the 10th anniversary of the date of the initial issue of shares of Series E Preferred Stock. Thereafter, the Corporation shall have the right, at its sole option and election, to redeem some or all of the shares of Series E Preferred Stock, at any time and from time to time, at a redemption price of $33.50 per share, plus an amount equal to all accrued and unpaid dividends and distributions thereon (such sum being hereinafter referred to as the "Redemption Price"), whether or not declared, to the date fixed by the Board for redemption (the "redemption date").

     (b) If less than all of the shares of Series E Preferred Stock at the time outstanding are to be redeemed, the shares so to be redeemed shall be selected by lot, pro rata (as nearly as may be) or in such other manner as the Board of Directors may determine in its sole discretion to be fair and proper, except that in any redemption of fewer than all the outstanding shares of Series E Preferred Stock, the Corporation may redeem all shares held by holders of less than 100 shares of Series E Preferred Stock. Notwithstanding the foregoing provisions, the Corporation shall not redeem less than all of the Series E Preferred Stock at any time outstanding until all dividends accrued and in arrears upon all Series E Preferred Stock then outstanding shall have been paid for all past dividend periods, and until full dividends for the then current dividend period on all Series E Preferred Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for the payment.

     (c) Notice of any redemption of shares of Series E Preferred Stock pursuant to this paragraph 5 shall be mailed at least 30, but not more than 60 days prior to the redemption date to each holder of shares of Series E Preferred Stock to be redeemed, at such holder's address as it appears on the transfer agent's books. In order to facilitate the redemption of shares of Series E Preferred Stock, the Board of Directors may fix a record date for the determination of holders of shares of Series E Preferred Stock to be redeemed not more than 60 days prior to the date fixed for such redemption.

     (d) Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Series E Preferred Stock. On or after the date fixed for redemptions stated in such notice, each holder of the shares called for redemption shall surrender the certificate or certificates evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the Redemption Price. If less than all the shares represented by any such surrendered certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

     (e) The Corporation may, on or prior to the date fixed for redemption of any shares, but not earlier than 45 days prior to the date fixed for redemption, deposit with its transfer agent or other redemption agent selected by the Board of Directors of the Corporation, a trust fund, a sum sufficient to redeem the shares called for redemption, with irrevocable instructions and authority to such transfer agent or other redemption agent to give or complete the notice of redemption thereof and to pay to the respective holders of such shares, as evidenced by a list of such holders certified by an officer of the Corporation, the Redemption Price upon surrender of their respective share certificates.
Such deposit shall be deemed to constitute full payment of such shares to their holders; and from and after the date of such deposit, notwithstanding that any certificates for such shares shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the redemption date, and all rights of the holders of the shares of Series E Preferred Stock called for redemption, as stockholders of the Corporation with respect to such shares, shall cease and terminate, except the right to receive the Redemption Price, without interest, upon the surrender of their respective certificates, and except the right to convert their shares into Common Stock as provided in paragraph 6 hereof, until the close of business on the third business day preceding the redemption date. In case the holders of any shares shall not, within one year after such deposit, claim the amount deposited for redemption thereof, such transfer agent or other redemption agent shall, upon demand, pay over to the Corporation the balance of such amount so deposited. Thereupon, such transfer agent or other redemption agent shall be relieved of all responsibility to the holders thereof and the sole right of such holders shall be as general creditors of the Corporation. To the extent that shares of Series E Preferred Stock called for redemption are converted into Common Stock prior to the date fixed for redemption, the amount deposited by the Corporation to redeem such shares shall immediately be returned to the Corporation. Any interest accrued on any funds so deposited shall belong to the Corporation, and shall be paid to it from time to time on demand.

6.   Conversion.

     Each share of Series E Preferred Stock (other than those shares which have been surrendered for redemption pursuant to paragraph 5) may be converted at any time (until the third business day preceding the redemption date as provided in subparagraph (h) of this paragraph 6), at the option of the holder thereof, into shares of Common Stock of the Corporation, on the terms and conditions set forth in this paragraph 6:

     (a) Subject to the provisions for adjustment hereinafter set forth, each share of Series E Preferred Stock shall be convertible at the option of the holder thereof, in the manner hereinafter set forth, into one fully paid and nonassessable share of Common Stock of the Corporation.

     (b) The number of shares of Common Stock into which each share of Series E Preferred Stock is convertible shall be subject to adjustment from time to time as follows:

     (i) In case the Corporation shall at any time (A) pay a dividend or make a distribution on its Common Stock in Common Stock, (B) subdivide its outstanding shares of Common Stock into a larger number of shares, (C) combine its outstanding shares of Common Stock into a smaller number of larger shares, (D) issue by reclassification of its Common Stock (whether by merger or consolidation or otherwise) any shares of stock or other securities of the Corporation, or (E) take any action with the same effect as any of the foregoing, then the number of shares of Common Stock which the holder of each outstanding share of Series E Preferred Stock shall thereafter be entitled to receive upon conversion of such share of Series E Preferred Stock (subject to further adjustments pursuant to paragraphs 6(b)(ii) and 6(b)(iii) shall be adjusted so as to consist of the number of shares of the Corporation (or of the corporation surviving or resulting from any merger or consolidation) which at the date of such conversion he would have owned and been entitled to receive had such share of Series E Preferred Stock been converted immediately prior to the happening of the first of such events to occur after the initial issue of shares of Series E Preferred Stock and prior to such conversion. An adjustment made pursuant to this paragraph 6(b)(i) shall become effective immediately after the record date in the case of a dividend or distribution, and immediately after the effective date in the case of a subdivision, combination, reclassification, or an event with the same effect as the foregoing;

     (ii) In case the Corporation shall issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the current Market Price (as defined herein) per share of the Common Stock on the record date for determination of stockholders entitled to receive such rights or warrants, other than pursuant to a dividend reinvestment plan, then in each such case the number of shares of Common Stock into which each share of Series E Preferred Stock shall thereafter be convertible shall be determined by multiplying the number of shares of Common Stock into which such share of Series E Preferred Stock was convertible immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding at such record date plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the denominator shall be the number of shares of Common Stock outstanding at such record date plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at such current Market Price. For the purposes of this paragraph 6(b)(ii), the issuance of rights or warrants to subscribe for or purchase stock or securities convertible into shares of Common Stock shall be deemed to be the issuance of rights or warrants to purchase the shares of Common Stock into which such stock or securities are convertible at an aggregate offering price equal to the aggregate offering price of such stock or securities plus the minimum aggregate amount (if any) payable upon conversion of such stock or securities into Common Stock. An adjustment made pursuant to this paragraph 6(b)(ii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants; and

     (iii) In case the Corporation shall distribute to all holders of its Common Stock its securities (excluding Common Stock), evidences of its indebtedness or assets (excluding cash dividends and distributions out of current or retained earnings) or rights to subscribe (excluding those referred to in paragraph 6(b)(ii) hereof), then in each such case the number of shares of Common Stock into which each share of Series E Preferred Stock shall thereafter be convertible shall be determined by multiplying the number of shares of Common Stock into which such share of Series E Preferred Stock was convertible immediately prior to the record date for determination of stockholders entitled to such distribution by a fraction, of which the numerator shall be the current Market Price per share of the Common Stock on the record date for determination of stockholders entitled to receive such distribution, and of which the denominator shall be such current Market Price per share of the Common Stock less the fair value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the securities, evidences of indebtedness or assets so distributed or of such subscription rights applicable to one share of the Common Stock. An adjustment made pursuant to this paragraph 6(b)(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution.

     Similar adjustments shall be made if any of the events described above shall thereafter occur or reoccur.

     (c) If any adjustment in the number of shares of Common Stock into which each share of Series E Preferred Stock may be converted required pursuant to this paragraph 6 would result in an increase or decrease of less than 1% in the number of shares of Common Stock into which each share of Series E Preferred Stock is then convertible, the amount of any such adjustment shall be carried forward and adjustment with respect thereto shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate at least 1% of the number of shares of Common Stock into which each share of Series E Preferred Stock is then convertible.

All calculations under this subparagraph (c) shall be made to the nearest one-hundredth of a share.

     (d) In order to effect the conversion of shares of the Series E Preferred Stock into Common Stock in accordance with these provisions, the holder thereof shall surrender at the Corporation's principal office or such other office or agency as the Board of Directors of the Corporation may designate the certificate or certificates therefor, duly endorsed to the Corporation or in blank, accompanied by a written notice to the Corporation at said office stating that such holder elects to convert all or a specified whole number of such shares in accordance with the provisions of this paragraph 6 and specifying the name or names in which the certificate or certificates for shares of Common Stock are to be issued. Upon any conversion of shares of Series E Preferred Stock into shares of Common Stock pursuant hereto, no adjustment with respect to dividends shall be made; only those dividends shall be payable on shares of Series E Preferred Stock so converted as may be declared and may be payable to holders of record of shares of Series E Preferred Stock on a date prior to the Conversion Date (as defined herein) with respect to the shares so converted; and only those dividends shall be payable on shares of Common Stock issued upon such conversion as may be declared and made payable to holders of record of shares of Common Stock on or after such Conversion Date (as defined herein). Shares of the Series E Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the date (the "Conversion Date") of receipt by the Corporation of such notice and the surrender of the certificate or certificates representing the shares of Series E Preferred Stock to be converted (together with any required instruments of transfer), and the rights of the holder thereof, except for the right to receive Common Stock of the Corporation in accordance herewith, shall cease on the Conversion Date, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on the Conversion Date. As promptly as practicable after the receipt of such notice and the surrender of such shares as aforesaid, the Corporation shall issue and deliver at said office to the person or persons entitled to receive the same (i) a certificate or certificates for the number of validly issued, fully paid and nonassessable shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided, and (ii) if less than the full number of shares of Series E Preferred Stock evidenced by the surrendered certificate or certificates are being converted, a new certificate or certificates, of like tenor, for the number of shares evidenced by such surrendered certificate or certificates less the number of shares converted.

     (e) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series E Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series E Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price (as defined herein) of the Common Stock, on the Conversion Date, or, if such date is not a Trading Day (as defined herein), on the next preceding date which was a Trading Day.

     (f) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series E Preferred Stock from time to time outstanding are convertible.

     (g) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series E Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

     (h) Shares of Series E Preferred Stock may not be converted after the close of business on the third business day preceding the date fixed for redemption of such shares pursuant to paragraph 5.

     (i) In the event that:

     (i) the Corporation shall take action to make any distribution (other than cash dividends and dividends or distributions payable in shares of its Common Stock) to the holders of its Common Stock;

     (ii) the Corporation shall take action to offer for subscription pro rata to the holders of its Common Stock any securities of any kind;

     (iii) the Corporation shall take action to accomplish any capital reorganization, or reclassification of the capital stock of the Corporation (other than a subdivision, split or combination of its Common Stock), or consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required; or

     (iv) the Corporation shall take action looking to a voluntary or involuntary dissolution, liquidation or winding up of the Corporation;

then the Corporation shall (A) in case of any such distribution or subscription rights, at least 15 days prior to the date or expected date on which the books of the Corporation shall close or record shall be taken for the determination of holders entitled to such distribution or subscription rights, and (B) in the case of any such reorganization, reclassification, consolidation, merger, dissolution, liquidation or winding up, at least 15 days prior to the date or expected date when the same shall take place, cause written notice thereof to be mailed to each holder of shares of Series E Preferred Stock at his address as shown on the books of the transfer agent of the Corporation. Such notice in accordance with the foregoing clause (A) shall also specify, in the case of any such distribution or subscription rights, the date or expected date on which the holders of Common Stock shall be entitled thereto, and such notice in accordance with the foregoing clause (B) shall also specify the date or expected date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, dissolution, liquidation or winding up, as the case may be.


7.   Relative Rights of Preferred Stock.

     (a) So long as any of the Series E Preferred Stock is outstanding the Corporation will not:

     (i) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series E Preferred Stock as to dividends and upon liquidation) or make any distribution in cash or other property on any other class or series of stock of the Corporation ranking junior to the Series E Preferred Stock either as to dividends or upon liquidation and will not redeem, purchase or otherwise acquire, any shares of any such junior class or series if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series E Preferred Stock, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class or series; and

     (ii) Without the affirmative vote or consent of the holders of at least a majority of all the Series E Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted at an annual or special meeting called for the purpose, at which the holders of the shares of this series shall vote separately as a class, (A) authorize, create or issue, or increase the authorized or issued amount, of any class or series of stock ranking prior to the Series E Preferred Stock either as to dividends or upon liquidation; (B) amend, alter or repeal any of the provisions of the Corporation's Certificate of Incorporation, or of the Certificate of Designations, Preferences and Rights of the Series E Preferred Stock, so as to materially and adversely affect the preferences, rights, privileges or powers of the Series E Preferred Stock, or (C) merge or consolidate with or into any other corporation with an effect on the Series E Preferred Stock substantially similar to the effect of any action described in the preceding clause (A) or (B), except that the provisions of this paragraph shall not be applicable with respect to any action described in such clause (A) or (B) where the effect on the Series E Preferred Stock is required by the terms of a series or class of preferred stock of such other corporation which is outstanding before any such merger or consolidation; provided, however, that any increase in the authorized Preferred Stock or the creation and issuance of other series of Preferred Stock ranking on a parity with the Series E Preferred Stock shall not be deemed to materially and adversely affect such preferences, rights, privileges or powers.

8.   Status

     Shares of this series which have been converted into Common Stock or which have been issued and acquired in any manner by the Corporation (excluding, until the Corporation elects to retire them, shares which are held as treasury shares but including shares redeemed and shares purchased and retired) shall, upon compliance with any applicable provisions of the laws of the State of Delaware, have the status of authorized and unissued shares of Preferred Stock and may be reclassified and reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors or as part of any series of Preferred Stock other than this series, all subject to the conditions and restrictions on issuance set forth in any resolution or resolution adopted by the Board of Directors providing for the issue of any series of Preferred Stock.

9.   Priority

     The Series A, B, C and D Preferred Stock of the Corporation heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock of the Corporation shall rank junior to, the Series E Preferred Stock as to dividends and upon liquidation.

10.  Certain Definitions.

     (a) For the purposes of these provisions the term "Common Stock" means the Common Stock of the Corporation, $1.00 par value, as the same exists as of the original date of issue of the Series E Preferred Stock or as such stock may be reconstituted from time to time.

     (b) As used in these provisions, the term "Market Price" on any day shall mean the reported last sales price on such day or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, then the average of the closing bid and asked prices of the Common Stock in the over-the-counter market as reported on NASDAQ or a similar reporting service; and the term "Trading Day" shall mean a date on which the New York Stock Exchange (or any successor to such Exchange) is open for the transaction of business.

                     DESIGNATIONS, PREFERENCES AND RIGHTS OF
                      SERIES G CONVERTIBLE PREFERRED STOCK

1.   Designation.

     1,000,000 shares of Preferred Stock of the Corporation, no par value, are hereby constituted as a series of Preferred Stock designated as "Series G Convertible Preferred Stock" (hereinafter called "Series G Preferred Stock").

2.   Transferability.

     The shares of Series G Preferred Stock shall not be transferable by the holder thereof otherwise than by will or under the laws of descent and distribution. In the event that any shares of Series G Preferred Stock are transferred by will or under the laws of descent and distribution and such shares of Series G Preferred Stock are not thereafter converted into Common Stock pursuant to the provisions of paragraphs 5 and 6, the Corporation shall have the right to redeem such shares of Series G Preferred Stock so transferred pursuant to the following provisions:

     (a) At any time after six months from the date of death of the holder which gave rise to such transfer, the Corporation shall have the right, at its sole option and election, to redeem all of such shares of Series G Preferred Stock so transferred by will or under the laws of descent and distribution at a redemption price per share equal to 95% of the audited book value per share of the Common Stock as of the last day of the latest full fiscal year of the Corporation, plus an amount equal to all accrued and unpaid dividends and distributions thereon (the sum being hereinafter referred to as the "Redemption Price"), whether or not declared, to the date fixed by the Board for redemption (the "Redemption Date").

     (b) The Corporation shall not redeem pursuant to this paragraph 2 any of the Series G Preferred Stock at any time outstanding until all dividends accrued and in arrears upon all Series G Preferred Stock then outstanding shall have been paid for all past dividend periods, and until full dividends for the then current dividend periods on all Series G Preferred Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for payment.

     (c) Notice of any redemption of shares of Series G Preferred Stock pursuant to this paragraph 2 shall be mailed at least 30, but not more than 60, days prior to the redemption date to each holder of shares of Series G Preferred Stock to be redeemed, at such holder's address as it appears on the transfer agent's books. Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Series G Preferred Stock. On or after the date fixed for redemption as stated in such notice, each holder of the shares called for redemption shall surrender the certificate or certificates evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the Redemption Price.

     (d) Shares of the Series G Preferred Stock shall be deemed to have been redeemed immediately prior to the close of business on the Redemption Date, the right to receive dividends and distributions shall cease to accrue from and after the Redemption Date, and the rights of the holder thereof, except for the right to receive the Redemption Price in accordance herewith, shall cease and terminate on the Redemption Date. As promptly as practicable after surrender of such shares as aforesaid, the Corporation shall pay to the holder the Redemption Price for each share of Series G Preferred Stock surrendered for redemption.

3.   Voting Rights.

     In addition to any special voting rights provided to the holders of the Series G Preferred Stock as or part of a separate series or class pursuant to paragraph 8, any provision of the Certificate of Incorporation of the Corporation and any other voting rights provided by law, each holder of Series G Preferred Stock shall be entitled to one vote in respect of each share of stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders, such votes to be counted together with those for any other shares of capital stock having the right to vote on all such matters and not separately as a class or group.

4.   Dividends.

     (a) The holders of shares of Series G Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at an annual rate, based upon $20.00 per share, which amount shall be proportionately adjusted in the event of any stock dividend or distribution in shares of Series G Preferred Stock, any subdivision, combination or reclassification of the outstanding shares of Series G Preferred Stock, or any similar action, equal to the prime rate to commercial borrowers posted by The Northern Trust Company of Chicago on the January 1 or July 1 immediately preceding the next dividend payment date and no more, before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series G Preferred Stock as to dividends and upon liquidation) on any class or series of stock of the Corporation ranking junior to the Series G Preferred Stock as to dividends or on liquidation shall be declared or paid or set apart for payment.

     (b) Dividends on the Series G Preferred Stock shall be payable semi-annually, when and as declared by the Board of Directors, on June 30 and December 31 of each year, commencing the first June 30 or December 31 after the date of the initial issuance of shares of the Series G Preferred Stock, except that if such date is a Saturday, Sunday or legal holiday then such dividends shall be payable on the first immediately succeeding calendar day which is not a Saturday, Sunday, or legal holiday, to holders of record on the respective record dates not exceeding sixty days preceding such dividend payment dates as may be determined by the Board of Directors in advance of the payment of each particular dividend.

     (c) Dividends on the Series G Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals of dividends shall not bear interest.

     (d) No dividend may be declared on any other class or series of stock ranking junior or on a parity with the Series G Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared on the Series G Preferred Stock like dividends for all semi-annual periods coinciding with or ending before such semi-annual period, ratably in proportion to the respective annual dividend rates fixed therefor.


5.   Liquidation Rights.

     (a) In the event of any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of outstanding shares of the Series G Preferred Stock shall be entitled to receive, before any payment or distribution of assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of any class of common stock of the Corporation or any other class or series of stock ranking junior to the Series G Preferred Stock upon liquidation, cash, per share, in an amount equal to 95% of the book value per share of the Common Stock on the date of liquidation plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of final distribution, but they shall be entitled to no further payment. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the Series G Preferred Stock or any other class of Preferred Stock ranking on a parity with the Series G Preferred Stock as to payments upon liquidation, dissolution or winding up shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 4(a), the voluntary sale, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation to, or a merger or consolidation of the Corporation with one or more corporations in which the Corporation is the corporation surviving such consolidation or merger shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

     (b) If there is a merger of the Corporation into or the consolidation of the Corporation with another corporation in which the Corporation is not the survivor, the holders of Series G Preferred Stock shall retain the same rights in the surviving corporation as outlined herein.

6.   Conversion at Option of the Holder.

     Each share of Series G Preferred Stock (other than those shares which have been surrendered for redemption pursuant to paragraph 2) may be converted at any time after six months from the date of issuance of such share of Series G Preferred Stock, at the option of the holder thereof, into shares of Common Stock of the Corporation, on the terms and conditions set forth in this paragraph 5:

     (a) Each share of Series G Preferred Stock shall be convertible at the option of the holder thereof, in the manner hereinafter set forth, into .95 fully paid and nonassessable share of Common Stock of the Corporation.

     (b) In order to effect the conversion of shares of the Series G Preferred Stock into Common Stock in accordance with these provisions, the holder thereof shall surrender at the Corporation's principal office or such other office or agency as the Board of Directors of the Corporation may designate the certificate or certificates therefor, duly endorsed to the Corporation or in blank, accompanied by a written notice to the Corporation at said office stating that such holder elects to convert all or a specified whole number of such shares in accordance with the provisions of this paragraph 5 and specifying the name or names in which the certificate or certificates for shares of Common Stock are to be issued. No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of the Series G Preferred Stock surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion. Shares of the Series G Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the date (the "Conversion Date") of receipt by the Corporation of such notice and the surrender of the certificate or certificates representing the shares of Series G Preferred Stock to be converted (together with any required instruments of transfer), and the rights of the holder thereof, except for the right to receive Common Stock of the Corporation in accordance herewith, shall cease on the Conversion Date, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on the Conversion Date. As promptly as practicable after the receipt of such notice and the surrender of such shares as aforesaid, the Corporation shall issue and deliver at said office to the person or persons entitled to receive the same (i) a certificate or certificates for the number of validly issued, fully paid and nonassessable shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided, and (ii) if less than the full number of shares of Series G Preferred Stock evidenced by the surrendered certificate or certificates are being converted, a new certificate or certificates, of like tenor, for the number of shares evidenced by such surrendered certificate or certificates less the number of shares converted.

     (c) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series G Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series G Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price (as defined herein) of the Common Stock, on the Conversion Date, or, if such date is not a Trading Day (as defined herein), on the next preceding date which was a Trading Day.

     (d) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series G Preferred Stock from time to time outstanding are convertible.

     (e) The Corporation will pay any and all issue and other taxers that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series G Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.


     (f) Shares of Series G Preferred Stock may not be converted after the close of business on the third business day preceding the date fixed for redemption or conversion by the Corporation of such shares pursuant to paragraphs 2 and 6.

7.   Conversion at Option of the Corporation.

     Each share of Series G Preferred Stock (other than those shares which have been surrendered for redemption or conversion pursuant to paragraphs 2 and 5) may be converted after five years from the date of issuance of such share, at the option of the Corporation, into shares of Common Stock of the Corporation, on the terms and conditions set forth in this paragraph 6:

     (a) Each share of Series G Preferred Stock shall be convertible at the option of the Corporation, in the manner hereinafter set forth, into .95 fully paid and nonassessable shares of Common Stock of the Corporation.

     (b) If less than all of the shares of Series G Preferred Stock at the time outstanding are to be converted, the shares so to be converted shall be selected by lot, pro rata (as nearly as may be) or in such other manner as the Board of Directors may determine in its sole discretion to be fair and proper, except that in any conversion of fewer than all of the outstanding shares of Series G Preferred Stock, the Corporation may convert all shares held by holders of less than 100 shares of Series G Preferred Stock. Notwithstanding the foregoing provisions, the Corporation shall not convert less than all of the Series G Preferred Stock at any time outstanding until all dividends accrued and in arrears upon all Series G Preferred Stock then outstanding shall have been paid for all past dividend periods, and until full dividends for the then current dividend period on all series G Preferred Stock then outstanding, other than the shares to be converted, shall have been paid or declared and the full amount thereof set apart for payment.

     (c) Notice of any conversion of shares of Series G Preferred Stock pursuant to this paragraph 6 shall be mailed at least 30, but not more than 60, days prior to the date fixed by the Board for conversion (the "Corporation Conversion Date") to each holder of shares of Series G Preferred Stock to be converted, at such holder's address as it appears on the books of the Corporation. In order to facilitate the conversion of shares of Series G Preferred Stock, the Board of Directors may fix a record date for the determination of holders of shares of Series G Preferred Stock to be converted not more than 60 days prior to the date fixed for such conversion.

     (d) Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for conversion shall not affect the validity of the proceedings for the conversion of any other shares of Series G Preferred Stock. On or after the date fixed for conversion as stated in such notice, each holder of the shares called for conversion shall surrender the certificate or certificates evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive a certificate or certificates for the number of validly issued, fully-paid and nonassessable shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided. If less than all the shares represented by any such surrendered certificate are converted, a new certificate shall be issued representing the unconverted shares.

     (e) No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of the Series G Preferred Stock surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion. Shares of the Series G Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the Corporation Conversion Date, and the rights of the holder thereof, except for the right to receive Common Stock of the Corporation in accordance herewith, shall cease on the Corporation Conversion Date, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on the Corporation Conversion Date.

     (f) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series G Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series G Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price (as defined herein) of the Common Stock, on the Corporation Conversion Date, or, if such date is not a Trading Day (as defined herein), on the next preceding date which was a Trading Day.

     (g) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series G Preferred Stock from time to time outstanding are convertible.

     (h) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series G Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

8. Distribution or Reclassification of Series G Preferred Stock In the Event of Distribution or Reclassification of Common Stock or Class B Common Stock; Adjustment of Conversion Ratio.

     (a) In the event the Corporation shall at any time after the issuance of Series G Preferred Stock pay a dividend or make a distribution in shares of Common Stock or Class B Common Stock or subdivide or reclassify its outstanding shares of Common Stock or Class B Common Stock into a greater number of shares of Common Stock or Class B Common Stock, respectively, then a proportionate dividend, distribution, subdivision or reclassification of the outstanding Series G Preferred Stock shall also be effected, as of the effective date of the applicable distribution or adjustment with respect to the Common Stock or Class B Common Stock. In such event, the Redemption Price per share specified in these provisions shall be reduced proportionately as to all shares of Series G Preferred Stock outstanding or thereafter issued and the annual dividend per share specified in these provisions shall be adjusted as provided in paragraph 4.

     (b) In the event the outstanding Common Stock or Class B Common Stock of the Corporation is hereafter combined into a smaller number of shares, then the rate of conversion only, specified herein, shall be adjusted proportionately.

9.   Relative Rights of Preferred Stock.

     So long as any of the Series G Preferred Stock is outstanding the Corporation will not:

     (i) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series G Preferred Stock as to dividends and upon liquidation) or make any distribution in cash or other property on any other class or series of stock of the Corporation ranking junior to the Series G Preferred Stock either as to dividends or upon liquidation and will not redeem, purchase or otherwise acquire, any shares of any such junior class or series if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series G Preferred Stock, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class or series; or

     (ii) Without the affirmative vote or of the holders of two-thirds of all the Series G Preferred Stock at the time outstanding, given in person or by proxy, by resolution adopted at an annual or special meeting called for the purpose, at which the holders of the shares of this series shall vote separately as a class, (A) authorize, create or issue, or increase the authorized or issued amount, of any class or series of stock ranking prior to the Series G Preferred Stock either as to dividends or upon liquidation; or (B) amend, alter or repeal any of the provisions of the Corporation's Certificate of Incorporation, Bylaws or Certificate of Designations, Preferences and Rights of the Series G Preferred Stock, so as to materially and adversely affect the preferences, rights, privileges or powers of the Series G Preferred Stock; provided, however, that any increase in the authorized Preferred Stock or the creation and issuance of other series of Preferred Stock ranking on a parity with the Series G Preferred Stock shall not be deemed to materially and adversely affect such preferences, rights, privileges or powers.


10.  Status.

     Shares of this series which have been converted into Common Stock or which have been issued and acquired in any manner by the Corporation (excluding, until the Corporation elects to retire them, shares which are held as treasury shares but including shares redeemed and shares purchased and retired) shall, upon compliance with any applicable provisions of the laws of the State of Delaware, have the status of authorized and unissued shares of Preferred Stock and may be reclassified and reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors or as part of any series of Preferred Stock other than this series, all subject to the conditions and restrictions on issuance set forth in any resolution or resolutions adopted by the Board of Directors providing for the issue of any series of Preferred Stock.


11.  Priority.

     The Series A, B, C, D, E, and F Preferred Stock of the Corporation heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock and Class B Common Stock of the Corporation shall rank junior to, the Series G Preferred Stock as to dividends and upon liquidation.


12.  Certain Definitions.

     (a) For the purposes of these provisions the terms "Common Stock" and "Class B Common Stock" mean the Common Stock of the Corporation, $1.00 par value, and the Class B Common Stock of the Corporation, $1.00 par value, as the same exist as of the original date of issue of the Series G Preferred Stock or as such stock may be reconstituted from time to time.

     (b) As used in these provisions, the term "Market Price" on any day shall mean the reported last sales price on such day or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, then the average of the closing bid and asked prices of the Common Stock in the over-the-counter market as reported on NASDAQ or a similar reporting service; and the term "Trading Day" shall mean a date on which the New York Stock Exchange (or any successor to such Exchange) is open for the transaction of business.

                     DESIGNATIONS, PREFERENCES AND RIGHTS OF
                             SERIES G-2 CONVERTIBLE
                                PREFERRED STOCK


1.   Designation.

     1,000,000 shares of Preferred Stock of the Corporation, no par value, are hereby constituted as a series of Preferred Stock designated as "Series G-2 Convertible Preferred Stock" (hereinafter called "Series G-2 Preferred Stock").

2.   Transferability.

     The shares of Series G-2 Preferred Stock shall not be transferable by the holder thereof otherwise than by will or under the laws of descent and distribution. In the event that any shares of Series G-2 Preferred Stock are transferred by will or under the laws of descent and distribution and such shares of Series G-2 Preferred Stock are not thereafter converted into Common Stock pursuant to the provisions of paragraphs 5 and 6, the Corporation shall have the right to redeem such shares of Series G-2 Preferred Stock so transferred pursuant to the following provisions:

     (a) At any time after six months from the date of death of the holder which gave rise to such transfer, the Corporation shall have the right, at its sole option and election, to redeem all of such shares of Series G-2 Preferred Stock so transferred by will or under the laws of descent and distribution at a redemption price per share equal to 95% of the audited book value per share of the Common Stock as of the last day of the latest full fiscal year of the Corporation, plus an amount equal to all accrued and unpaid dividends and distributions thereon (the sum being hereinafter referred to as the "Redemption Price"), whether or not declared, to the date fixed by the Board for redemption (the "Redemption Date").

     (b) The Corporation shall not redeem pursuant to this paragraph 2 any of the Series G-2 Preferred Stock at any time outstanding until all dividends accrued and in arrears upon all Series G-2 Preferred Stock then outstanding shall have been paid for all past dividend periods, and until full dividends for the then current dividend period on all Series G-2 Preferred Stock then outstanding, other than the shares to be redeemed, shall have been paid or declared and the full amount thereof set apart for payment.

     (c) Notice of any redemption of shares of Series G-2 Preferred Stock pursuant to this paragraph 2 shall be mailed at least 30, but not more than 60, days prior to the redemption date to each holder of shares of Series G-2 Preferred Stock to be redeemed, at such holder's address as it appears on the transfer agent's books. Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Series G-2 Preferred Stock. On or after the date fixed for redemption as stated in such notice, each holder of the shares called for redemption shall surrender the certificate or certificates evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the Redemption Price.

     (d) Shares of the Series G-2 Preferred Stock shall be deemed to have been redeemed immediately prior to the close of business on the Redemption Date, the right to receive dividends and distributions shall cease to accrue from and after the Redemption Date, and the rights of the holder thereof, except for the right to receive the Redemption Price in accordance herewith, shall cease and terminate on the Redemption Date. As promptly as practicable after surrender of such shares as aforesaid, the Corporation shall pay to the holder the Redemption Price for each share of Series G-2 Preferred Stock surrendered for redemption.


3.   Voting Rights.

     In addition to any special voting rights provided to the holders of the Series G-2 Preferred Stock as or part of a separate series or class pursuant to paragraph 8, any provision of the Certificate of Incorporation of the Corporation and any other voting rights provided by law, each holder of Series G-2 Preferred Stock shall be entitled to one vote in respect of each share of stock held by him of record on the books of the Corporation on all matters voted upon by the stockholders, such votes to be counted together with those for any other shares of capital stock having the right to vote on all such matters and not separately as a class or group.


4.   Dividends.

     (a) The holders of shares of Series G-2 Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at an annual rate, based upon $21.79 per share, which amount shall be proportionately adjusted in the event of any stock dividend or distribution in shares of Series G-2 Preferred Stock, any subdivision, combination or reclassification of the outstanding shares of Series G-2 Preferred Stock, or any similar action, equal to the prime rate to commercial borrowers posted by The Northern Trust Company of Chicago on the January 1 or July 1 immediately preceding the next dividend payment date and no more, before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series G-2 Preferred Stock as to dividends and upon liquidation) on any class or series of stock of the Corporation ranking junior to the Series G-2 Preferred Stock as to dividends or on liquidation shall be declared or paid or set apart for payment.

     (b) Dividends on the Series G-2 Preferred Stock shall be payable semi-annually, when and as declared by the Board of Directors, on June 30 and December 31 of each year, commencing the first June 30 or December 31 after the date of the initial issuance of shares of the Series G-2 Preferred Stock, except that if such date is a Saturday, Sunday or legal holiday then such dividends shall be payable on the first immediately succeeding calendar day which is not a Saturday, Sunday, or legal holiday, to holders of record on the respective record dates not exceeding sixty days preceding such dividend payments dates as may be determined by the Board of Directors in advance of the payment of each particular dividend.

     (c) Dividends on the Series G-2 Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals or dividends shall not bear interest.

     (d) No dividend may be declared on any other class or series of stock ranking junior or on a parity with the Series G-2 Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared on the Series G-2 Preferred Stock like dividends for all semi-annual periods coinciding with or ending before such semi-annual period, ratably in proportion to the respective annual dividend rates fixed therefor.


4.   Liquidation Rights.

     (a) In the event of any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of outstanding shares of the Series G-2 Preferred Stock shall be entitled to receive, before any payment or distribution of assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of any class of common stock of the Corporation or any other class or series of stock ranking junior to the Series G-2 Preferred Stock upon liquidation, cash, per share, in an amount equal to 95% of the book value per share of the Common Stock on the date of liquidation plus a sum equal to all dividends on such shares accrued and unpaid thereon to the date of final distribution, but they shall be entitled to no further payment. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the Series G-2 Preferred Stock or any other class of Preferred Stock ranking on a parity with the Series G-2 Preferred Stock as to payments upon liquidation, dissolution or winding up shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 4(a), the voluntary sale, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation to, or a merger or consolidation of the Corporation with one or more corporations in which the Corporation is the corporation surviving such consolidation of merger shall not be deemed to be a liquidation dissolution or winding up, voluntary or involuntary.

     (b) If there is a merger of the Corporation into or the consolidation of the Corporation with another corporation in which the Corporation is not the survivor, the holders of Series G-2 Preferred Stock shall retain the same rights in the surviving corporation as outlined herein.



5.   Conversion at Option of the Holder.

     Each share of Series G-2 Preferred Stock (other than those shares which have been surrendered for redemption pursuant to paragraph 2) may be converted at any time after six months from the date of issuance of such share of Series G-2 Preferred Stock, at the option of the holder thereof, into shares of Common Stock of the Corporation, on the terms and conditions set forth in this paragraph 5.

     (a) Each share of Series G-2 Preferred Stock shall be convertible at the option of the holder thereof, in the manner hereinafter set forth, into .95 fully paid and nonassessable shares of Common Stock of the Corporation.

     (b) In order to effect the conversion of shares of the Series G-2 Preferred Stock into Common Stock in accordance with these provisions, the holder thereof shall surrender at the Corporation's principal office or such other office or agency as the Board of Directors of the Corporation may designate the certificate or certificates therefor, duly endorsed to the Corporation or in blank, accompanied by a written notice to the Corporation at said office stating that such holder elects to convert all or a specified whole number of such shares in accordance with the provisions of this paragraph 5 and specifying the name or names in which the certificate or certificates for shares of Common Stock are to be issued. No payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of the Series G-2 Preferred Stock surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion. Shares of the Series G-2 Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the date (the "Conversion Date") of receipt by the Corporation of such notice and the surrender of the certificate or certificates representing the shares of Series G-2 Preferred Stock to be converted (together with any required instruments or transfer), and the rights of the holder thereof, except for the right to receive Common Stock of the Corporation in accordance herewith, shall cease on the Conversion Date, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock on the Conversion Date. As promptly as practicable after the receipt of such notice and the surrender of such shares as aforesaid, the Corporation shall issue and deliver at said office to the person or persons entitled to receive the same (i) a certificate or certificates for the number of validly issued, fully-paid and nonassessable shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided, and (ii) if less than the full number of shares of Series G-2 Preferred Stock evidenced by the surrendered certificate or certificates are being converted, a new certificate or certificates, of like tenor, for the number of shares evidenced by such surrendered certificate or certificates less the number of shares converted.

     (c) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series G-2 Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series G-2 Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price (as defined herein) of the Common Stock, on the Conversion Date, or, if such date is not a Trading Day (as defined herein), on the next preceding date which was a Trading Day.

     (d) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series G-2 Preferred Stock from time to time outstanding are convertible.

     (e) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series G-2 Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

     (f) Shares of Series G-2 Preferred Stock may not be converted after the close of business on the third business day preceding the date fixed for redemption or conversion by the Corporation of such shares pursuant to paragraphs 2 and 6.


6.   Redemption or Conversion at Option of the Corporation.

     The Corporation shall have the right either to redeem or to convert shares of Series G-2 Preferred Stock pursuant to the following provisions:

     (a) Each share of Series G-2 Preferred Stock, at any time after five years following the date of issuance of such share, shall be redeemable by the Corporation, at its sole option and discretion, at a redemption price of $21.79 per share, plus an amount equal to all accrued and unpaid dividends and distributions thereon (hereinafter the "Redemption Price"), whether or not declared, to the date fixed by the Board of Directors for redemption (hereinafter the "Redemption Date"), or convertible by the Corporation, at its sole option and discretion, into .95 fully paid and nonassessable share of Common Stock of the Corporation.

     (b) If less than all of the shares of Series G-2 Preferred Stock at the time outstanding are to be redeemed or converted, the shares so to be redeemed or converted shall be selected by lot, pro rata (as nearly as may be) or in such other manner as the Board of Directors may determine in its sole discretion to be fair and proper, except that in any redemption or conversion of fewer than all of the outstanding shares of Series G-2 Preferred Stock, the Corporation may redeem or convert all shares held by holders of less than 100 shares of Series G-2 Preferred Stock. Notwithstanding the foregoing provisions, the Corporation shall not redeem or convert less than all of the Series G-2 Preferred Stock at any time outstanding until all dividends accrued and in arrears upon all Series G-2 Preferred Stock then outstanding shall have been paid for all past dividend periods, and until full dividends for the then current dividend period on all Series G-2 Preferred Stock then outstanding, other than the shares to be redeemed or converted, shall have been paid or declared and the full amount thereof set apart for payment.

     (c) Notice of any redemption or conversion of shares of Series G-2 Preferred Stock pursuant to this paragraph 6 shall be mailed at least 30, but not more than 60, days prior to the Redemption Date or the date fixed by the Board for conversion (the "Corporation Conversion Date") to each holder of shares of Series G-2 Preferred Stock to be redeemed or converted, at such holder's address as it appears on the books of the Corporation. In order to facilitate the redemption or conversion of shares of Series G-2 Preferred Stock, the Board of Directors may fix a record date for the determination of holders of shares of Series G-2 Preferred Stock to be redeemed or converted not more than 60 days prior to the date fixed for such redemption or conversion.

     (d) Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for redemption or conversion shall not affect the validity of the proceedings for the redemption or conversion of any other shares of Series G-2 Preferred Stock. On or after the Redemption or Corporate Conversion Date as stated in such notice, each holder of the shares called for redemption or conversion shall surrender the certificate or certificates evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive either the redemption price, in the case of a redemption, or a certificate or certificates for the number of validly issued, fully-paid and nonassessable shares of Common Stock issuable in the case of a conversion, together with a cash payment in lieu of any fraction of any share, as hereinafter provided. If less than all the shares represented by any such surrendered certificate are redeemed or converted, a new certificate shall be issued representing the unredeemed or unconverted shares.

     (e) No payment or adjustment shall be made upon any redemption or conversion on account of any dividends accrued on the shares of the Series G-2 Preferred Stock surrendered for redemption or conversion or on account of any dividends on the Common Stock issued upon such redemption or conversion. Shares of the Series G-2 Preferred Stock shall be deemed to have been redeemed or converted immediately prior to the close of business on the Redemption Date or Corporation Conversion Date, and the rights of the holder thereof, except for the right to receive the Redemption Price or Common Stock of the Corporation in accordance herewith, shall cease on the Redemption Date or Corporation Conversion Date, and the person or persons entitled to receive the Common Stock issuable in the case of conversion shall be treated for all purposes as the record holder or holders of such Common Stock on the Corporation Conversion Date.

     (f) No fractional shares of Common Stock shall be issued upon conversion of shares of the Series G-2 Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of the Series G-2 Preferred Stock surrendered for conversion at one time by the same holder, the Corporation shall pay in cash as an adjustment of such fraction an amount equal to the same fraction of the Market Price (as defined herein), of the Common Stock, on the Corporation Conversion Date, or, if such date is not a Trading Day (as defined herein), on the next preceding date which was a Trading Day.

     (g) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares the full number of shares of Common Stock into which all shares of the Series G-2 Preferred Stock from time to time outstanding are convertible.

     (h) The Corporation will pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares on conversion of shares of the Series G-2 Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in such issue and delivery of shares in a name other than that in which the shares so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

     (i) In the case of a redemption, the Corporation may, on or prior to the Redemption Date, but not earlier than 45 days prior to the Redeemption Date, deposit with its transfer agent or other redemption agent selected by the Board of Directors of the Corporation, as a trust fund, a sum sufficient to redeem the shares of Series G-2 Preferred Stock called for redemption, with irrevocable instructions and authority to such transfer agent or other redemption agent to give or complete the notice of redemption thereof and to pay to the respective holders of such shares of Series G-2 Preferred Stock, as evidenced by a list of such holders certified by an officer of the Corporation, the Redemption Price upon surrender of their respective share certificates. Such deposit shall be deemed to constitute full payment of such shares of Series G-2 Preferred Stock to their holders; and from and after the date of such deposit, notwithstanding that any certificates for such shares of Series G-2 Preferred Stock shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the Redemption Date, and all rights of the holders of the shares of Series G-2 Preferred Stock called for redemption, as stockholders of the Corporation with respect to such shares, shall cease and terminate, except the right to receive the Redemption Price, without interest, upon the surrender of their respective certificates, and except the right to convert their shares into Common Stock as provided in paragraph 5 hereof, until the close of business on the Redemption Date. In case the holders of any shares shall not, within six years after such deposit, claim the amount deposited for redemption thereof, such transfer agent or other redemption agent shall, upon demand, pay over to the Corporation the balance of such amount so deposited. Thereupon, such transfer agent or other redemption agent shall be relieved of all responsibility to the holders thereof and the the sole right of such holders shall be as general creditors of the Corporation. To the extent that shares of Series G-2 Preferred Stock called for redemption are converted into Common Stock prior to the Redemption Date, the amount deposited by the Corporation to redeem such shares shall immediately be returned to the Corporation. Any interest accrued on any funds so deposited shall belong to the Corporation, and shall be paid to it from time to time on demand.

7. Distribution of Reclassification of Series G-2 Preferred Stock In the Event of Distribution or Reclassification of Common Stock or Class B Common Stock; Adjustment of Conversion Ratio.

     (a) In the event the Corporation shall at any time after the issuance of Series G-2 Preferred Stock pay a dividend or make a distribution in shares of Common Stock or Class B Common Stock or subdivide or reclassify its outstanding shares of Common Stock or Class B Common Stock into a greater number of shares of Common Stock or Class B Common Stock, respectively, then a proportionate dividend, distribution, subdivision or reclassification of the outstanding Series G-2 Preferred Stock shall also be effected, as of the effective date of the applicable distribution or adjustment with respect to the Common Stock or Class B Common Stock. In such event, the Redemption Price per share specified in these provisions shall be reduced proportionately as to all shares of Series G-2 Preferred Stock outstanding or thereafter issued and the annual dividend per share specified in these provisions shall be adjusted as provided in paragraph 4.

     (b) In the event the outstanding Common Stock or Class B Common Stock of the Corporation is hereafter combined into a smaller number of shares, then the rate of conversion only, specified herein, shall be adjusted proportionately.

8.   Relative Rights of Preferred Stock.

     So long as any of the Series G-2 Preferred Stock is outstanding the Corporation will not:

     (i) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series G-2 Preferred Stock as to dividends and upon liquidation) or make any distribution in cash or other property on any other class or series of stock of the Corporation ranking junior to the Series G-2 Preferred Stock either as to dividends or upon liquidation and will not redeem, purchase or otherwise acquire, any shares of any such junior class or series if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series G-2 Preferred Stock, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class or series; or

     (ii) Without the affirmative vote or of the holders of two-thirds of all the Series G-2 Preferred Stock at the time outstanding, given in person or by proxy, by resolution adopted at an annual or special meeting called for the purpose, at which the holders of the shares of this series shall vote separately as a class, (A) authorize, create or issue, or increase the authorized or issued amount, of any class or series of stock ranking prior to the Series G-2 Preferred Stock either as to dividends or upon liquidation; or (B) amend, alter or repeal any of the provisions of the Corporation's Certificate of Incorporation, Bylaws or Certificate of Designations, Preferences and Rights of the Series G-2 Preferred Stock, so as to materially and adversely affect the preferences, rights, privileges or powers of the Series G-2 Preferred Stock; provided, however, that any increase in the authorized Preferred Stock or in the creation and issuance of other series of Preferred Stock ranking on a parity with the Series G-2 Preferred Stock shall not be deemed to materially and adversely affect such preferences, rights, privileges or powers.


9.   Status.

     Shares of this series which have been converted into Common Stock or which have been issued and acquired in any manner by the Corporation (excluding, until the Corporation electes to retire them, shares which are held as treasury shares but including shares redeemed and shares purchased and retired) shall, upon compliance with any applicable provisions of the laws of the State of Delaware, have the status of authorized and unissued shares of Preferred Stock and may be reclassified and reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors or as part of any series of Preferred Stock other than this series, all subject to the conditions and restrictions on issuances set forth in any resolution or resolutions adopted by the Board of Directors providing for the issue of any series of Preferred Stock.

10.  Priority.

     The Series B, D, E, and G Preferred Stock of the Corporation heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock and Class B Common Stock of the Corporation shall rank junior to, the Series G-2 Preferred Stock as to dividends and upon liquidation.

11.  Certain Definitions.

     (a) For the purposes of these provisions the terms "Common Stock" and "Class B Common Stock" mean the Common Stock of the Corporation, $1.00 par value, and the Class B Common Stock of the Corporation, $1.00 par value, as the same exist as of the original date of issue of the Series G Preferred Stock or as such stock may be reconstituted from time to time.

     (b) As used in these provisions, the term "Market Price" on any day shall mean the reported last sales price on such day or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices, in each case on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, then the average of the closing bid and asked prices of the Common Stock in the over-the-counter market as reported on NASDAQ or a similar reporting service; and the term "Trading Day" shall mean a date on which the New York Stock Exchange (or any Successor to such Exchange) is open for the transaction of business.

                       DESIGNATIONS, PREFERENCES AND RIGHTS
                  OF 8 3/4% SERIES H CUMULATIVE PREFERRED STOCK



1.   Designation; Number of Shares; Stated Value.

     Five million (5,000,000) shares of Preferred Stock shall be designated 8 3/4% Series H Cumulative Preferred Stock (hereinafter sometimes referred to as the "Series H Preferred Stock" or as this "Series"). Shares of this Series shall have a stated value of $25.00 per share.


2.   Dividends.

     (a) The holders of shares of Series H Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at a rate of 8 3/4% per annum of the stated value per share thereof and no more, before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Series H Preferred Stock as to dividends and upon liquidation, dissolution or winding-up) on any class or series of stock of the Corporation ranking junior to the Series H Preferred Stock as to dividends or upon liquidation, dissolution or winding-up shall be declared or paid or set apart for payment.

     (b) Dividends on the Series H Preferred Stock shall be payable, when and as declared by the Board of Directors, on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 1992 (each such date being hereinafter individually a "Dividend Payment Date" and collectively the "Dividend Payment Dates"), except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding calendar day which is not a Saturday, Sunday or legal holiday, to holders of record as they appear on the books of the Corporation on such respective dates, not exceeding 60 days preceding such Dividend Payment Date, as may be determined by the Board of Directors in advance of the payment of each particular dividend. Dividends in arrears may be declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date as may be fixed by the Board of Directors of the Corporation. The amount of dividends payable per share of this Series for each dividend period shall be computed by dividing by four the 8 3/4% annual rate and multiplying the resulting rate by $25.00. Dividends payable on this Series for the initial dividend period and for any period less than a full quarterly period shall be computed on the basis of a 360-day year of twelve 30-day months.

     (c) Dividends on the Series H Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accruals of dividends shall not bear interest.

     (d) No dividend may be declared on any other class or series of stock ranking on a parity with the Series H Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared on the Series H Preferred Stock like dividends for all quarterly periods coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates fixed therefor.

3.   Redemption.

     The Corporation shall have the right to redeem shares of this Series pursuant to the following provision:

     (a) The Corporation shall not have any right to redeem shares of this Series prior to the fifth anniversary of the date of the original issuance of shares of this Series. On and after such fifth anniversary of the date of original issuance, the Corporation shall have the right, at its sole option and election, to redeem some or all of the shares of this Series, at any time and from time to time, at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends and distributions thereon (such sum being hereinafter referred to as the "redemption price"), whether or not declared, to the date fixed by the Board for redemption (the "redemption date").

     In the case of the redemption of a part only of the shares of this Series at the time outstanding, the shares of this Series to be so redeemed shall be selected by lot, pro rata (as nearly as may be practicable), or in such other equitable manner as the Board of Directors may determine.

     (b) Notice of any redemption pursuant to this paragraph 3 shall be mailed at least 30, but not more than 60, days in advance of the redemption date to the holders of record of shares of this Series so to be redeemed at their respective addresses as the same shall appear on the books of the Corporation. In order to facilitate the redemption of shares of this Series, the Board of Directors may fix a record date for the determination of holders of shares of this Series to be redeemed not more than 60 days prior to the redemption date. Each such notice shall state: (1) the redemption date; (2) the number of shares of this Series to be redeemed and, if less than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (3) the redemption price; (4) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (5) that dividends on the shares to be redeemed will cease to accrue on such redemption date. If less than all the shares represented by any such surrendered certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

     (c) The Corporation shall, on or prior to the date fixed for redemption of any shares, but not earlier than 45 days prior to the date fixed for redemption, deposit with its transfer agent or other redemption agent selected by the Board of Directors of the Corporation, as a trust fund, a sum sufficient to redeem the shares called for redemption, with irrevocable instructions and authority to such transfer agent or other redemption agent to give or complete the notice of redemption thereof and to pay to the respective holders of such shares, as evidenced by a list of such holders certified by an officer of the Corporation, the redemption price upon surrender of their respective share certificates.
Such deposit shall be deemed to constitute full payment of such shares to their holders; and from and after the date of such deposit, notwithstanding that any certificates for such shares shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the redemption date, and all rights of the holders of the shares of Series H Preferred Stock called for redemption, as stockholders of the Corporation with respect to such shares, shall cease and terminate, except the right to receive the redemption price, without interest, upon the surrender of their respective certificates. In case the holders of any shares shall not, within six years after such deposit, claim the amount deposited for redemption thereof, such transfer agent or other redemption agent shall, upon demand, pay over to the Corporation the balance of such amount so deposited. Thereupon, such transfer agent or other redemption agent shall be relieved of all responsibility to the holders thereof and the sole right of such holders shall be as general creditors of the Corporation. Any interest accrued on any funds so deposited shall belong to the Corporation, and shall be paid to it from time to time on demand.

4.   Voting.

     The shares of this Series shall not have any voting powers either general or special, except as set forth in this Certificate of Designations, Preferences and Rights, in the Corporation's Restated Certificate of Incorporation, or as otherwise provided by law.

5.   Liquidation Rights.

     Upon the dissolution, liquidation or winding-up of the Corporation, whether voluntary or involuntary, the holders of the shares of this Series shall be entitled to receive, before any payment or distribution of the assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of the Common Stock, Class B Common Stock or any other class or series of stock ranking junior to the shares of this Series upon liquidation, the amount of $25.00 per share, plus a sum equal to all dividends on such shares (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution, but such holders shall not be entitled to any further payment. If, upon any liquidation, dissolution or winding-up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of shares of the Series H Preferred Stock and any other class or series of Preferred Stock ranking on a parity with the Series H Preferred Stock as to payments upon liquidation, dissolution or winding-up shall be insufficient to pay in full the preferential amount aforesaid, then such assets or the proceeds thereof, shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 5, the voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all the property or assets of the Corporation to, or a consolidation or merger of the Corporation with, one or more other corporations (whether or not the Corporation is the corporation surviving such consolidation or merger) shall not be deemed to be a liquidation, dissolution or winding-up, voluntary or involuntary.

6.   No Purchase, Retirement or Sinking Fund.

     The shares of this Series shall not be subject to the operation of any purchase, retirement or sinking fund.

7.   Status.

     Shares of this Series which have been issued and reacquired in any manner by the Corporation (excluding, until the Corporation elects to retire them, shares which are held as treasury shares, but including shares redeemed, and shares purchased and retired) shall, upon compliance with any applicable provisions of the General Corporation Law of the State of Delaware, have the status of authorized and unissued shares of Preferred Stock and may be reissued as a part of this Series or as part of a new series of Preferred Stock to be established by the Board of Directors or as part of any other series of Preferred Stock the terms of which do not prohibit such reissue.

8.   Priority.

     The Series A, B, C, D, E, F and G Preferred Stock of the Corporation as presently designated and heretofore authorized by the Board of Directors of the Corporation shall rank on a parity with, and the Common Stock (including Class B Common Stock) of the Corporation shall rank junior to, the Series H Preferred Stock as to dividends and upon liquidation.

9.   Special Rights on Default.

     (a) If at any time the Corporation shall have failed to pay dividends in full on the Series H Preferred Stock, thereafter and until dividends in full, including all accumulated and unpaid dividends to the next preceding Dividend Payment Date on the Series H Preferred Stock outstanding, shall have been declared and set apart for payment or paid: (i) the Corporation shall not redeem less than all the Series H Preferred Stock at such time outstanding, and (ii) neither the Corporation nor any subsidiary shall purchase or otherwise acquire any Series H Preferred Stock except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of Series H Preferred Stock upon such terms as the Board of Directors in their sole discretion, after consideration of the annual dividend rate and other rights and preferences of this Series, shall determine (which determination shall be final and conclusive) will result in fair and equitable treatment to all stockholders of the Corporation, provided that nothing shall prevent the Corporation from completing the purchase or redemption of shares of Series H Preferred Stock for which a purchase contract was entered into, or notice of redemption of which was initially given, prior to such default.

     (b) Whenever, at any time or times, dividends payable on the shares of this Series shall be in arrears in an amount equal to at least six full quarterly dividends, whether or not consecutive, on the shares of this Series at the time outstanding, the holders of the outstanding shares of this Series shall have the right, voting separately as a class with holders of shares of any one or more other series of Preferred Stock ranking on a parity with this Series either as to dividends or the distribution of assets upon liquidation, dissolution or winding-up and upon which like voting rights have been conferred and are exercisable (collectively, this Series and such other series of Preferred Stock, the "Voting Preferred Class"), to elect two directors of the Corporation at the Corporation's next annual meeting of stockholders and at each subsequent annual meeting of stockholders. At elections for such directors, the presence, in person or by proxy, of the holders of a majority of the outstanding shares of the Voting Preferred Class shall be required and be sufficient to constitute a quorum of such class for the election of such directors. At elections for such directors or adjournments thereof, (1) the absence of a quorum of the Voting Preferred Class shall not prevent the election of the directors to be elected otherwise than pursuant to this subparagraph (b), and the absence of a quorum of stock other than the Voting Preferred Class shall not prevent the election of the directors to be elected pursuant to this subparagraph (b), and (2) in the absence of such quorum either of the Voting Preferred Class or of the stock other than the Voting Preferred Class, or both, a majority of the holders, present in person or by proxy, of the class or classes of stock which lack a quorum shall have the power to adjourn the meeting for the election of directors whom they are entitled to elect, from time to time without notice other than announcement at the meeting, until a quorum shall be present. At elections for such directors, each holder of this Series shall be entitled to one vote for each share held (the holders of shares of any other series included in the Voting Preferred Class being entitled to such number of votes, if any, for each share of stock held as may be granted to them). Upon the vesting of such right of the holders of this Series, the maximum authorized number of members of the Board of Directors shall automatically be increased by two and the two vacancies so created shall be filled by vote of the holders of the outstanding shares of this Series (together with the holders of shares of any one or more other series of Preferred Stock included in the Voting Preferred Class) as hereinafter set forth. The right of the holders of this Series, voting separately as a class to elect (together with the holders of shares of any one or more other series of Preferred Stock included in the Voting Preferred Class) members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends in arrears on this Series shall have been paid in full, at which time such right shall immediately terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned.

     Each director elected by the holders of shares of this Series shall continue to serve as such director until such time as all dividends in arrears on this Series shall have been paid in full, at which time the term of office of all persons elected as directors by the holders of shares of this Series shall immediately terminate and the number of members of the Board of Directors of the Corporation shall be reduced accordingly. If the office of any director elected by the holders of this Series voting as a class becomes vacant by reason of death, resignation, retirement, disqualification, removal from office, or otherwise, the remaining director elected by the holders of this Series voting as a class may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred. Whenever the term of office of the directors elected by the holders of this Series voting as a class shall end and the special voting powers vested in the holders of this Series as provided in this subparagraph (b) shall have expired, the number of directors shall be such number as may be provided for in the By-Laws irrespective of any increase made pursuant to the provisions of this subparagraph (b).

10.  Relative Rights of Series H Preferred Stock.

     So long as any of the Series H Preferred Stock is outstanding, the Corporation will not:

     (a) Declare, or pay, or set apart for payment, any dividends (other than dividends payable in stock ranking junior to the Series H Preferred Stock as to dividends and upon liquidation, dissolution or winding-up) or make any distribution in cash or other property on any other class or series of stock of the Corporation ranking junior to the Series H Preferred Stock either as to dividends or upon liquidation, dissolution or winding-up and will not redeem, purchase or otherwise acquire any shares of any such junior class or series if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the Corporation shall be in default with respect to any dividend payable on, or any obligation to retire shares of, Series H Preferred Stock; and


     (b) Without the affirmative vote or consent of the holders of at least 66-2/3% of all the Series H Preferred Stock at the time outstanding, given in person or by proxy, either in writing or by resolution adopted either at an annual meeting or special meeting called for the purpose, the holders of this Series consenting or voting separately as a class, (i) authorize, create, or issue, or increase the authorized or issued amount, of any class or series of stock ranking prior to the Series H Preferred Stock, either as to dividends or upon liquidation, dissolution or winding-up or (ii) amend, alter or repeal (whether by merger, consolidation or otherwise) any of the provisions of the Corporation's Restated Certificate of Incorporation, or of the Certificate of Designations, Preferences and Rights of the Series H Preferred Stock, so as to materially and adversely affect the preferences, special rights, privileges or powers of the Series H Preferred Stock; provided, however, that any increase in the authorized Preferred Stock or the creation and issuance of other series of Preferred Stock ranking on a parity with or junior to the Series H Preferred Stock shall not be deemed to materially and adversely affect such preferences, rights, privileges or powers.


FIFTH: The number of directors of the Corporation shall be fixed from time to time by, or in the manner provided in, its by-laws and may be increased or decreased as therein provided, but in no event shall the number of directors of the Corporation be less than five nor more than eighteen. The directors shall be classified with respect to the time for which they shall severally hold office by dividing them as equally as the total number of directors will permit into three classes, and all directors shall hold office until their successors are elected and qualified. The term of service of each class of directors shall be three years or until the third annual meeting of the shareholders following the election of the class. The terms of service of each class of directors shall expire in successive years. At each annual meeting of the shareholders, successors to the class of directors whose terms then expire shall be elected to serve for the full term of three years or until the third annual meeting of shareholders following their election. For purposes of the annual meeting of shareholders to be held in 1978, the current classification of directors shall continue and only that class of directors whose term expires at that meeting shall be elected. At each succeeding annual meeting of shareholders, the shareholders shall elect directors only of the class whose terms then expire.

SIXTH:    The Corporation is to have perpetual existence.


SEVENTH:  The private property of the stockholders shall not be subject to the
          payment of      corporate debts to any extent whatsoever.


EIGHTH: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized, subject to the protective conditions or restrictions of any outstanding series of Preferred Stock fixed by the Board of Directors pursuant to the authority conferred upon the Board of Directors by Article Fourth of this Certificate of Incorporation and
               Section 151 of Title 8 of the Delaware Code:

               1.   To make, alter or repeal the By-laws of the Corporation.

               2. To authorize and cause to be executed mortgages and liens on the real and personal property of the Corporation.

               3. To set apart out of any of the funds of the Corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

               4. By a majority of the whole Board, to designate one or more committees, each committee to consist of two or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution or in the By-laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; provided, however, the By-laws may provide that in the absence or disqualification of any member of such committee or committees the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

               5. Subject to the provisions of Article Fourteenth of this Certificate of Incorporation, when and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders meeting duly called upon such notice as is required by statute, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all or substantially all of the property and assets of the Corporation, including its goodwill and its corporate franchises, upon such terms and conditions and for such consideration, which may consist in whole or in part of money or property including shares of stock in, and/or other securities of any other corporation or corporations, as its Board of Directors shall deem expedient and for the best interests of the Corporation.

NINTH: Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, the binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

TENTH: Meetings of stockholders and of the Board of Directors may be held within or without the State of Delaware, as the By-laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-laws of the Corporation. Elections of Directors need not be by written ballot unless the By-laws of the Corporation shall so provide.

ELEVENTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

TWELFTH:    1. No contract or transaction between the Corporation and one or more of its Directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the Director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

          (a) The material facts as to his interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by a vote sufficient for such purpose without counting the vote of the interested Director or Directors; or

          (b) The material facts as to his interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          (c) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.

               Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.


THIRTEENTH:    1.   The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe this conduct was unlawful.
                    The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

               2. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) and amounts paid in settlement actually and reasonably incurred by him/her in connection with the defense or settlement of such action or suit if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Corporation and except that no such indemnification shall be made in respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

               3. To the extent that any person referred to in paragraphs 1 and 2 of this Article Thirteenth has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to therein or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

               4. Any indemnification under paragraphs 1 and 2 of this Article Thirteenth, (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs 1 and 2 of this Article Thirteenth. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum (as defined in the By-laws of the Corporation) consisting of Directors who were not parties to such action, suit or proceeding, or (b) if such quorum is not obtainable, or, even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (c) by the stockholders.

               5. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding in the manner provided in paragraph 4 of this Article Thirteenth upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent to repay such amount if it shall ultimately be determined that he/she is not entitled to be indemnified by the Corporation as authorized in this Article Thirteenth.

               6. The indemnification and advancement of expenses provided by, or granted pursuant to other section of this Article Thirteenth shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any statute, by-law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.


               7. The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article Thirteenth.

               8. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article Thirteenth shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. Any repeal or modification of this Article Thirteenth shall not adversely affect any right to indemnification or advancement of expenses of any present or former director, officer, employee or agent of the Corporation existing at the time of such repeal or modification.

               9. For purposes of this Article Thirteenth, references to the "Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article Thirteenth, with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.


          10. For purposes of this Article Thirteenth, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article Thirteenth.


          11. If this Article Thirteenth or any portion hereof is invalidated by any court of competent jurisdiction, then the corporation shall nevertheless provide such indemnification and advancement of expenses as would otherwise be permitted under any portion of this Article Thirteenth that shall not have been invalidated.


FOURTEENTH:    A.   Except as set forth in part 2 of this Article Fourteenth,
                    the affirmative vote or consent of the holders of 80% of the outstanding shares of all classes of stock of the Corporation entitled to vote in elections of directors, considered for the purposes of this Article Fourteenth as one class, shall be required:

                    (i) for the adoption of any agreement for the merger or consolidation of the Corporation with or into any Other Corporation (as hereinafter defined), or

                    (ii) to authorize any sale, lease, exchange, mortgage,
                         pledge or other disposition of all, or substantially all, or any Substantial Part (as hereinafter defined) of the assets of the Corporation or any Subsidiary (as hereinafter defined) to any Other Corporation, or

                   (iii) to authorize the issuance or transfer by the
                         Corporation of any Substantial Amount (as hereinafter defined) of securities of the Corporation in exchange for the securities or assets of any Other Corporation if, in any such case, as of the record date for the determination of stockholders entitled to notice thereof and to vote thereon or consent thereto such Other Corporation is the Beneficial Owner (as hereinafter defined) of more than 10% of the outstanding shares of stock of the Corporation entitled to vote in elections of directors considered for the purposes of this Article Fourteenth as one class. Such affirmative vote or consent shall be in addition to the vote or consent of the holders of the stock of the Corporation otherwise required by law, this Certificate of Incorporation or any agreement or contract to which the Corporation is a party.


               B. The provisions of part 1 of this Article Fourteenth shall not be applicable to any transaction described therein if such transaction is approved by resolution of the Board of Directors of the Corporation, provided that (a) a majority of the members of the Board of Directors voting for the approval of such transaction were duly elected and acting members of the Board of Directors prior to the time such Other Corporation shall have become a Beneficial Owner of more than 10% of the shares of stock of the Corporation entitled to vote in elections of directors; or (b) such transaction is approved by resolution unanimously adopted by the whole Board of Directors of the Corporation at any time prior to the consummation thereof.

               C. The Board of Directors shall have the power and duty to determine for the purposes of this Article Fourteenth, on the basis of information known to such Board, if and when any Other Corporation is the Beneficial Owner of more than 10% of the outstanding shares of stock of the Corporation entitled to vote in elections of directors, and any such determination shall be conclusive and binding for all purposes of this Article Fourteenth.

               D. As used in Article Fourteenth, the following terms have the meanings as set forth below:

                    "Other Corporation" means any person,
                    firm, corporation or other entity, other than a subsidiary of the Corporation.

                    "Substantial Part" means any assets
                    having a then fair market value, in the
                    aggregate, of more than $5,000,000.

                    "Subsidiary" means any corporation in
                    which the Corporation owns, directly or
                    indirectly, more than 50% of the voting
                    securities.

                    "Substantial Amount" means any
                    securities of the Corporation having a
                    then fair market value of more than
                    $5,000,000.

                    "Beneficial Owner" of stock means a
                    person, or an affiliate or "associate"
                    of such person (as such terms are
                    defined in Rule 12b-2 of the General
                    Rules and Regulations under the
                    Securities Exchange Act of 1934 as in
                    effect on February 1, 1978), who
                    directly or indirectly controls the
                    voting of such stock, or who has any
                    option, warrants, conversion or other
                    rights to acquire such stock.


FIFTEENTH:     In addition to any separate class vote, if any, which may be required by law, the affirmative vote of the holders of 80% of the outstanding shares of all classes of stock of the Corporation entitled to vote in the election of directors, such outstanding shares of stock to be considered as one class, shall be required in order to amend or repeal any of the provisions of Article
               Fourteenth or subsection 5 of Article Eighth of the Certificate of Incorporation. The affirmative vote of the holders of 66-2/3% of the outstanding shares of all classes of stock of the Corporation entitled to vote in the election of directors, such outstanding shares of stock to be considered as one class, shall be required in order to amend or repeal any of the provisions of Article Fifth of the Certificate of Incorporation. The same respective stockholder vote requirements prescribed by the foregoing provisions of this Article Fifteenth shall also be required, respectively, in order to amend or repeal the respective foregoing provisions of this Article Fifteenth prescribing such stockholder vote requirement.

SIXTEENTH:     (a) The provisions of this Article Sixteenth shall apply
               independently of any other provision of this Certificate of Incorporation if any Other Corporation (as hereinafter defined) seeks to accomplish a Business Combination (as hereinafter defined) within the ten year period following the date the Other
               Corporation became an Acquiring Entity (as hereinafter defined).

          (b) (1) As used in Article Sixteenth, the following terms shall have the meanings as set forth below:

                    "Acquiring Entity" means any Other
                    Corporation which is, and for fewer than ten years has been, the Beneficial Owner of more than 10% of the outstanding shares of stock of the Corporation entitled to vote in elections of directors, considered for the purposes of this paragraph as one class.


                    "Affiliate" or "Associate" of a person
                    have the same meaning as is assigned to
                    such terms under Rule 12b-2 of the
                    General Rules and Regulations (the
                    "Regulations") under the Securities
                    Exchange Act of 1934 as in effect on
                    March 1, 1983.

                    "Beneficial Owner" of stock means a
                    person, or an Affiliate or Associate of
                    such person, who is a "beneficial owner" of stock, as such term is defined under Rule 13d-3 of the Regulations as in effect on March 1, 1983, except that, without limitation, any shares of voting stock of the Corporation that any Acquiring Entity, or any Affiliate or Associate of such Acquiring Entity, has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed beneficially owned by the Acquiring Entity.

                    "Business Combination" means any
                    transaction described in part A. of
                    Article Fourteenth.

                    "Continuing Director" means a director
                    duly elected to the Board of Directors
                    prior to the time the Other Corporation
                    became an Acquiring Entity, and the term
                    "Outside Director" shall mean a director who is not (a) an officer or employee of the Corporation or any relative of an officer or employer or (b) an Acquiring Entity, or an officer, director, employee, Affiliate or Associate of an Acquiring Entity, or a relative of any of the foregoing.


                    "Other Corporation" shall have the same
                    meaning as set forth in part D. of
                    Article Fourteenth.

               (2) For the purposes of this Article Sixteenth, the Board of Directors shall have the power and duty to determine, on the basis of information known to such Board, if and when any Other Corporation is or has become an Acquiring Entity. Any such determination shall be conclusive and binding for all purposes of this Article Sixteenth.

          (c) Except as set forth in part (d) of this Article Sixteenth, the affirmative vote of the holders of 66-2/3% of all classes of stock of the Corporation entitled to vote in elections of directors, considered for this purpose as one class, excluding stock of which the Acquiring Entity is the Beneficial Owner, shall be required for approval of any Business Combination with an Other Corporation unless all of the following conditions are fulfilled.

               (1) The cash or fair market value or other consideration to be received per share by common stockholders of the Corporation in such Business Combination will not, at the time the Business Combination is effected, be less than the greater of:

                    (A) the highest per share price (including brokerage commissions and/or soliciting dealers' fees) paid by the Acquiring Entity in acquiring any of it holdings of the Corporation's Common Stock; or

                    (B) an amount bearing a percentage relationship to the market price of the Corporation's Common Stock immediately prior to the public announcement of such Business Combination equal to the highest percentage relationship that any per share price (including brokerage commissions and/or soliciting dealers' fees) theretofore paid by the Acquiring Entity for any of its holdings of the Corporation's Common Stock bore to the market price of such Common Stock immediately prior to the transaction resulting in the acquisition of such Common Stock; or


                    (C) the book value of the Corporation's Common Stock as of the end of the most recent calendar quarter determined in accordance with generally accepted accounting principles; or

                    (D) an amount calculated by multiplying the earnings per share of the Corporation's Common Stock for the four fiscal quarters immediately preceding the record date for determination of stockholders entitled to vote on such Business Combination by the then price earnings multiple of the Acquiring Entity as customarily computed and reported in the financial press.

                         Appropriate adjustments shall be made with respect to
                         (A), (B), (C) and (D) above for recapitalizations and for stock splits, stock dividends, and like distributions. For purposes of subparagraph (c)(1) of this Article Sixteenth, the term "other consideration to be received" shall include, without limitation, capital stock of this Corporation retained by its existing public stockholders in the event of a Business Combination in which this Corporation is the surviving corporation.

               (2)  After the Other Corporation has become an Acquiring Entity:

                    (A) the Corporation's Board of Directors shall have included at all times representation by one or more Continuing Directors unless the lack of such representation results entirely from either death or normal retirement under retirement policies in effect prior to the time the Other Corporation became an Acquiring Entity; and

                    (B) there shall have been no reduction in the rate of dividends payable on the Corporation's Common Stock except as required by law or as may be necessary to insure that the Corporation is not in breach of any covenant in any of its agreements for borrowed money, or except as may have been approved by a majority vote of the Continuing Directors; and

                    (C) such Acquiring Entity shall not have acquired any newly issued shares of stock, directly or indirectly, from the Corporation (except upon conversion of convertible securities acquired by it prior to becoming an Acquiring Entity or as a result of a pro rate stock dividend or stock split, or except with the approval of a majority vote of the Continuing Directors).

               (3) Without the approval of a majority vote of the Continuing Directors, such Acquiring Entity shall not have (i) received the benefit directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance provided by the Corporation, or (ii) made any major change in the Corporation's business or equity capital structure.

               (4) A timely mailing shall have been made to the stockholders of this Corporation containing in a prominent place (i) any recommendations as to the advisability (or inadvisability) of the Business Combination that the Continuing Directors or Outside Directors may choose to state, if there are at the time any such directors, and (ii) the opinion of a reputable nationally recognized investment banking or financial services firm as to the fairness (or not) of the terms of the Business Combination, from the point of view of the stockholders of this Corporation other than the Acquiring Entity (such firm to be engaged solely on behalf of such other stockholders, to be paid a reasonable fee for its services by this Corporation upon receipt of such opinion, to be a firm that has not previously been significantly associated with the Acquiring Entity and, if there are at the time any such directors, to be selected by a majority of the Continuing Directors and Outside Directors).

          (d) The provisions of part (c) of this Article Sixteenth shall not be applicable to any Business Combination if: (i) such transaction is approved by resolution unanimously adopted by the whole Board of Directors of the Corporation at any time prior to the consummation thereof; or (ii) the Business Combination is solely between this Corporation and another corporation, 50% or more of the voting stock of which is owned by this Corporation and none of which is owned by the Acquiring Entity; provided that if this Corporation is not the surviving entity, each stockholder of this Corporation receives the same type of consideration in such transaction in proportion to his stockholdings and the provisions of this Article Sixteenth of the Corporation's Certificate of Incorporation are continued in effect or adopted by such surviving corporation as part of its articles of incorporation or certificate of incorporation, as the case may be, without any charge.

          (e) In connection with a proposed Business Combination, the Continuing Directors may retain special outside legal counsel, an investment banking firm, an accounting firm, and such other experts that they, in their discretion, may deem necessary or appropriate to assist them in their evaluation of the transaction, all at the expense of the Corporation.

          (f) In addition to any other provision of this Certificate of Incorporation, there shall be required to amend, alter, change or repeal any of the provisions of this Article Sixteenth the affirmative vote of the holders of 66-2/3% of all classes of stock of the Corporation entitled to vote in elections of directors, considered for this purpose as one class, excluding stock of which an Acquiring entity, if any, is the Beneficial Owner.

          (g) Nothing contained in this Article Sixteenth shall be construed to relieve an Acquiring Entity from any fiduciary obligation imposed by law. The conditions and voting requirements of this Article Sixteenth shall be in addition to the conditions and voting requirements imposed by law or other provisions of this Certificate of Incorporation, including, without limitation, Article Fourteenth.

SEVENTEENTH:   No director of the Corporation shall be personally liable to the
               Corporation or its shareholders for monetary damages for any breach of fiduciary duty as a director; provided, however, that this Article Seventeenth shall not eliminate or limit the liability of a director (1) for any breach of the director's duty of loyalty to the Corporation or its shareholders, (2) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) under Section 174 of the General Corporation Law of the State of Delaware, or (4) for any transaction from which the director derived an improper personal benefit. If the General Corporation Law of the State of Delaware is amended after approval by the shareholders of the Corporation of this provision to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended.

               Any repeal or modification of the foregoing paragraph by the shareholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.


     IN WITNESS WHEREOF, said Old Republic International Corporation has caused this Restated Certificate of Incorporation to be signed and executed by its President and attested by its Secretary.



                         OLD REPUBLIC INTERNATIONAL CORPORATION



                         By:___________________________________
                                             President


Attest:


____________________________
                 Secretary


(Corporate Seal)

                     OLD REPUBLIC INTERNATIONAL CORPORATION


                    AMENDED AND RESTATED BY-LAWS AUGUST 1993


                                    ARTICLE I

                                     OFFICES

          Section 1. The registered office shall be in the City of Dover, County of Kent, State of Delaware.

          Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.


                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

          Section 1. All meetings of the stockholders for the election of directors shall be held in the City of Chicago, State of Illinois, at such place as may be fixed from time to time by the board of directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

          Section 2. Annual meetings of the shareholders shall be held on the last Friday of June, if not a legal holiday, then on the next secular day preceding at 3:00 p.m., or on such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect the class of the board of directors to be elected, and transact such other business as may properly be brought before the meetings.

          Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

          Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting; during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

          Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

          Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

          Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

          Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

          Section 10. Each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

          Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, by any provision of the statutes, the meeting and vote of stockholders may be dispensed with if all of the stockholders who have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken, or if the certificate of incorporation authorized the action to be taken with the written consent of the holders of less than all of the stock who would have been entitled to vote upon the action if a meeting were held, then on the written consent of the stockholders having not less than such percentage of the number of votes as may be authorized in the certificate of incorporation; provided that in no case shall the written consent be by the holders of stock having less than the minimum percentage of the vote required by statute for the proposed corporate action, and provided that prompt notice must be given to all stockholders of the taking of corporate action without a meeting by less than unanimous written consent.


                                   ARTICLE III

                                    DIRECTORS

          Section 1. The number of directors which shall constitute the whole board shall be at least nine (9) but no more than fifteen (15). The directors shall be classified with respect to the time for which they shall severally hold office by dividing them as equally as the total number of directors will permit into three classes, and all directors shall hold office until their successors are elected and qualified. The directors of class one shall be elected for a term expiring at the first annual meeting, the directors of class two for a term expiring at the second annual meeting, and the directors of class three for a term expiring at the third annual meeting. At each annual meeting the successors to the class of directors whose terms then expire shall be elected to hold office for a term of three years, so that the term of office of one class of directors shall expire in each year.

          Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the expiration of the term of the class to which they were appointed and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by directors then in office.

          Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.


                       MEETINGS OF THE BOARD OF DIRECTORS

          Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

          Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

          Section 6. The chairman of the board shall preside at all meetings of the board of directors. He/she may sign with the secretary or assistant secretary or treasurer or assistant treasurer or any other proper officer of the corporation thereunto authorized by the board of directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law otherwise to be signed or executed; and in general shall perform all duties incident to the office of chairman of the board and such other duties as the board of directors may from time to time prescribe.

          Section 7. The president shall, in the absence of the chairman of the board or in the event of his/her inability or refusal to act, perform all of the duties of the chairman, and when so acting shall have all the powers of and be subject to all the restrictions upon the chairman. Furthermore, the president shall be the chief executive officer of the corporation and shall, in general, supervise all of the business and affairs of the corporation and may employ and discharge persons engaged in the operation of the corporation's business, subject to the instructions of the board of directors. He/she may sign with the secretary or assistant secretary or treasurer or assistant treasurer or any other proper officer of the corporation thereunto authorized by the board of directors, certificates of shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law otherwise to be signed or executed; and he/she shall perform such other duties as the board of directors may from time to time prescribe.

          Section 8. At all meetings of the board a majority of directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcements at the meeting, until a quorum shall be present.

          Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all member of the board or committee as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceeding of the board or committee.


                             COMMITTEES OF DIRECTORS

          Section 10. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, that in the absence or disqualification of any member of such Committee or Committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he/she or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.


                            COMPENSATION OF DIRECTORS

          Section 11. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV

                                     NOTICES

          Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his/her address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.

          Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.


                                    ARTICLE V

                                    OFFICERS

          Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a chairman of the board, a president, a vice president, a secretary and a treasurer. The board of directors may also choose additional vice presidents, and one or more assistant secretaries and assistant treasurers. Any number of offices may beld by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

          Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a chairman of the board, a president, one or more vice presidents, a secretary and a treasurer.

          Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

          Section 4. The salaries of all officers of the corporation shall be fixed by the board of directors.

          Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officers elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.


                            THE CHAIRMAN OF THE BOARD

          Section 6. The chairman of the board shall preside at all meetings of the board of directors. He/she may sign with the secretary or assistant secretary or treasurer or assistant treasurer or any other proper officer of the corporation thereunto authorized by the board of directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law otherwise to be signed or executed; and in general shall perform all duties incident to the office of chairman of the board and such other duties as the board of directors may from time to time prescribe.


                                  THE PRESIDENT

          Section 7. The president shall, in the absence of the chairman of the board or in the event of his/her inability or refusal to act, perform all the duties of the chairman, and when so acting shall have all the powers of and be subject to all the restrictions upon the chairman. Furthermore, the president shall be the chief executive officer of the corporation and shall, in general, supervise all of the business and affairs of the corporation and may employ and discharge persons engaged in the operation of the corporation's business, subject to the instructions of the board of directors. He/she may sign with the secretary or assistant secretary or treasurer or assistant treasurer or any other proper officer of the corporation thereunto authorized by the board of directors, certificates of shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law otherwise to be signed or executed; and he/she shall perform such other duties as the board of directors may from time to time prescribe.


                               THE VICE PRESIDENTS

          Section 8. In the absence of the president or in the event of his/her inability or refusal to act, the vice president (or in the event there be more than one vice president, the vice president in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice presidents shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                  THE SECRETARY

          Section 9. The secretary shall: (a) keep the minutes of the shareholders' and of the board of directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these by-laws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all certificates for shares prior to the issue thereof and to all documents, the execution of which on behalf of the corporation under its seal is duly authorized in accordance with the provisions of these by-laws; (d) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (e) have the power to sign with the chairman of the board, the president, or a vice president, certificates for shares of the corporation; (f) in general perform all duties incident to the office of the secretary and such other duties as the chairman of the board or the president may assign to him/her or the board of directors may from time to time prescribe.


                                  THE TREASURER

          Section 10. The treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as may be designated by the board of directors; (b) have the power to sign with the chairman of the board, the president, or a vice president, certificates for shares of the corporation; (c) in general perform all the duties incident to the office of the treasurer and such other duties a the chairman of the board or the president may assign to him/her or the board of directors may from time to time prescribe.


                 ASSISTANT TREASURERS AND ASSISTANT SECRETARIES

          Section 11. The assistant secretaries or assistant treasurers as thereunto authorized by the board of directors may sign with the chairman of the board, the president or a vice president certificates for shares of the corporation, the issue of which shall have been authorized by a resolution of the board of directors. The assistant treasurers and assistant secretaries, in general, shall perform such duties as shall be assigned to them by the treasurer or the secretary, respectively, or by the chairman of the board, the president or the board of directors.


                                BONDS OF OFFICERS

          Section 12. The officers and assistant officers shall, respectively, if required by the board of directors, give bonds for faithful performance of their duties in such sums and with such sureties as the board may determine.
All premiums for such bonds shall be paid by the corporation.


                                  COMPENSATION

          Section 13. The salaries of the officers shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving such salary by reason of the fact that he/she is also a director of the corporation.


                                   ARTICLE VI

                              CERTIFICATES OF STOCK

          Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman of the board of directors, or the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him/her in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

          Section 2. Where a certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he/she were such officer, transfer agent or registrar at the date of issue.

                                LOST CERTIFICATES

          Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his/her legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.


                               TRANSFERS OF STOCK

          Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.


                               FIXING RECORD DATE

          Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.


                             REGISTERED STOCKHOLDERS

          Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim or interest in such share or shares on the part of any other person, whether not it shall have express or other notice thereof, except as otherwise provide by the laws of Delaware.


                                   ARTICLE VII

                               GENERAL PROVISIONS

                                    DIVIDENDS

          Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

          Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conductive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.


                                ANNUAL STATEMENT

          Section 3. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.


                                     CHECKS

          Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

          Section 5. The fiscal year of the corporation shall be fixed by resolution of the board of directors. In the absence of such resolution, the fiscal year shall begin on the first day of January in each year and shall end on the last day of December in each year.


                                      SEAL

          Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.


                                  ARTICLE VIII

                                   AMENDMENTS

          Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the board of directors, when such power is conferred upon the board of directors by the certificate of incorporation, at any regular meeting of the board of directors or at any special meeting of the board of directors if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting of the directors. These by-laws may be altered, amended or repealed or new by-laws may be adopted by stockholders of the corporation at any regular meeting of the stockholders; provided, however, that in addition to any separate class vote, if any, which may be required by law, the affirmative vote of the holders of 66 % of the outstanding shares of all classes of stock of the corporation entitled to vote in the election of directors, such outstanding shares of stock to be considered as one class, shall be required in order to alter, amend, or repeal any of the provisions of these by-laws.

                                                  Exhibit (10w)
                         PART TIME EMPLOYMENT AGREEMENT


     THIS AGREEMENT is entered into by OCEANIC FINANCIAL CORPORATION, a California corporation ("Oceanic"), and JOHN C. COLLOPY ("Employee").


                                    RECITALS


     A. Employee has been employed by Oceanic since it commenced business in the capacity of president and chairman.

     B. The period of his employment has been marked by a pattern of conspicuous and continuous growth in operations, market share, and earnings. Such growth is attributable, in material degree, to the efforts of Employee as president and chairman.

     C. Oceanic believes it to be in its best interests to continue to receive Employee's services after his retirement from full time employment by Oceanic, in order to obtain the benefits of his executive abilities, knowledge of the industry, experience, and judgement.

     D. Employee is willing, after retirement from full time employment, to provide Oceanic the benefit of his services as herein provided.


     THEREFORE, THE PARTIES AGREE AS FOLLOWS:


     1.   Employee.

          Employee shall continue to be employed by Oceanic following the date of his retirement from full time employment, for a period of seven (7) years from the date of such retirement, Employee to perform such executive duties and provide such advisory and consultative services as are appropriate to his position and experience, as may be fixed from time to time by Oceanic.


     2.   Date of Retirement.

          Retirement from full time employment shall occur as agreed between the parties hereto, but in no event prior to employee's sixty-second birthday.


     3.   Compensation.

          3.1 For his services hereunder, Oceanic shall pay Employee a sum per annum equal to forty percent (40%) of the annual salary being received by Employee at the date of his retirement from full time employment, adjusted for any increase in the cost of living in the manner set forth in section 3.2 of this agreement. Employee shall receive such compensation in twenty four (24) equal semimonthly payments. For the purpose of computing Employee's compensation hereunder, his salary at the date of retirement shall be his base salary, not including any bonus, incentive payment, or employee benefit, whether paid in cash or in kind. For the purpose of computing compensation, each year of employment hereunder shall commence on Employee's retirement or on each anniversary thereof.
          3.2 The cost of living adjustment to Employee's annual compensation shall be computed as follows:

          3.2.1 The cost of living on the date of Employee's retirement from full time employment, as established by the "revised Consumers Price Index" for "All Items" with respect to San Francisco, California, published by the Bureau of Labor Statistics of the United States Department of Labor, shall be taken as the base index number for the computation. The corresponding current index number on each anniversary of that date shall be ascertained, and the compensation provided for the section 3.1 of this agreement shall be adjusted, with respect to the year then immediately following, in accordance with the change in said index from the base index number.

          3.2.2 With respect to each year this agreement is in effect, after the first year, the compensation provided for under section 3.1 hereof shall be multiplied by a fraction of which the numerator shall be the current index number and the denominator shall be the base index number. Any portion of the increase retroactively due (to the beginning of the employment year) shall be payable within five days after the computation hereunder has been made.

          3.2.3 If publication of the Consumers Price - Index is discontinued, the parties hereto shall accept comparable statistics on the cost of living for the City of San Francisco as computed and published by an agency of the United States or by a responsible financial periodical or service of recognized authority then to be selected by the parties.

          3.2.4 Appropriate adjustment shall be promptly made in case there is a published amendment of the base index number upon which the computation is based.

          3.2.5 In no event, however, shall Employee's compensation hereunder be less than the sum per annum equal to forty percent of the annual salary being received by him at the date of his retirement from full time employment.


     4.   Employee Benefits.

          Employee shall not, after the commencement of his part time employment hereunder, be entitled to receive or participate in any bonus, profit sharing or incentive payment, employee benefit program, or any other program of additional compensation or employee benefits, above the compensation expressly provided under this agreement, except that Oceanic, at its sale option, may elect to allow Employee to participate in any or all of such payments and/or programs. Nothing herein shall in any way diminish or limit the right of Employee to receive any payments or employee benefits to which he became entitled or to which his right was established during or as the result of his full time employment by Oceanic or by any subsidiary. Notwithstanding any other provision of this section 4, Employee shall continue as a beneficiary of any hospital and medical benefit program in effect at the time of commencement of his part time employment.


     5.   Hours.

          Employee shall be obligated hereunder to provide Oceanic a minimum of four hundred fifty (450) hours of services per year, to be rendered at such times as may be reasonably agreed upon by Employee and by Oceanic. Employee may, but shall not be obligated to, render services to Oceanic in excess of four hundred fifty (450) hours, for which his compensation shall be as then agreed upon by the parties.

     6.   Exclusive Services.

          Employee shall not, during the term of this agreement, render any services to nor have any interest in any title insurance company, underwritten title company, or escrow company, other than Oceanic or its subsidiaries whether as director, officer, employee, consultant, agent, advisor, owner, partner, shareholder of more than five percent of any class of stock outstanding, or otherwise, which company does business in any state in which Oceanic or any of its subsidiaries is engaged in any such business at the time of Employee's retirement or at any time thereafter during the term of this agreement. Should Oceanic and/or its subsidiaries cease to do business in any state in which they are doing business at the time of Employee's retirement or at any time during the term of this agreement, this provision shall not prevent Employee from engaging in such business in such state after such cessation, provided that his right to do so shall terminate when Oceanic or any of it subsidiaries resume such in said state.


     7.   Death of Employee.

          This agreement shall terminate on the death of the Employee, and Oceanic shall have no further obligation hereunder except as to the payment of compensation and the fulfillment of obligations established prior thereto.


     8.   Termination.

          8.1 Employee shall, at any time during the term of this agreement, have the right to terminate his obligations hereunder, upon thirty (30) days notice of intention to do so in writing. Upon such termination , the number of hours rendered by Employee during that year shall be calculated, and Employee shall be entitled to compensation for that year bearing the same proportion to the annual compensation provided for hereunder as the number of hours of services rendered during that year bears to four hundred fifty (450) hours. If, as of the date of termination, Employee has received more compensation than entitle to under this section, he shall forthwith repay the excess to Oceanic. If Employee is entitle to additional compensation under the terms of this section, the additional sum owing shall be paid to him by Oceanic.

               8.2 Should Employee render service to or become interested in any title insurance company, underwritten title company, or escrow company, other than Oceanic or its subsidiaries, whether as director, officer, employee, consultant, agent, advisor, owner, partner, shareholder of more than five percent of any class of stock outstanding, or otherwise, whether or not such company is doing business or intending to do business in any state or area in which Oceanic or any of its subsidiaries are at any time doing or expecting to do business. Oceanic shall have the right, in its sole discretion, to terminate this agreement.

          8.3 Oceanic shall also have the right to terminate this agreement at any tine, in its sole discretion, if Employee in any capacity is employed by, associated with, or conducts any other business resulting in such demands on his time or attention as to prevent him from devoting sufficient time to his obligations to Oceanic hereunder.

          8.4 In the event of termination, Employee shall be entitled to compensation for the year of termination in the sum bearing the same proportion to the annual compensation provided for hereunder as the number of hours of services rendered during that year bears to four hundred fifty (450) hours. If, as of the date of termination, employee has received more compensation than entitled to under this section, he shall forthwith repay the excess to Oceanic. If Employee is entitled to additional compensation under the terms of this section, the additional sum owing shall be paid to his by Oceanic.


     9.   Illness or Incapacity

          Employee's illness or incapacity during the term of this agreement shall not terminate this agreement.


     10.  Expenses and Office

          During the term of this agreement, Oceanic shall pay or reimburse to Employee any expenses incurred or paid by him in the performance of his duties hereunder. Employee shall be allowed reasonable traveling expenses and shall be furnished office space and facilities and secretarial assistance suitable to his position and adequate for the performance of his duties.


     11.  Non-Assignability

          The rights and benefits of Employee and his obligations and duties under this agreement are personal to him, and no such right, benefit, obligation or duty shall be subject to voluntary or involuntary alienation, assignment, or transfer.


     12.  Successors

          If Oceanic shall at any time be merged or consolidated into or with any other corporation or if substantially all the assets of Oceanic are transferred to another corporation, the provision of this agreement shall be binding upon and insure to the benefit of the corporation resulting from such merger or consolidation or to which such assets shall be transferred, and this provision shall apply in the event of any subsequent merger, consolidation, or transfer.


     13.  Notices

          Any notices to be give hereunder by either party shall be give to the other party by personal delivery to such party or by mailing the notice, postage prepaid, to such party, at the address following, or at such other address as either party my from time to time prescribe by appropriate notice give in accordance herewith.

          Oceanic Financial Corporation      John C. Collopy
          265 Montgomery Street
          San Francisco, CA 94104


     14.  Entire Agreement

          This agreement constitutes the entire agreement of the parties with respect to post-retirement employment of Employee by Oceanic or post-retirement consultation by Employee for the benefit of Oceanic. This agreement ny be modified only by amendment in writing, and supplemented only by written agreement entered into by the parties hereafter.


     15.  Attorneys' Fees

          Should either party commence any legal proceeding to enforce any of the rights or duties hereunder or concerning any provision of this agreement, the losing party shall pay the prevailing party costs of suit and reasonable attorneys' fees.
     16.  Invalidity


          Should any provision of this agreement be held invalid or unenforceable by any court, the remaining provisions thereof shall remain in full force and effect.


     17.  Choice of Law

          This agreement is entered into and shall be enforced and construed in accordance with California law.


     This agreement is entered into the City and County of San Francisco, California, on February 15, 1978.

                                   OCEANIC FINANCIAL CORPORATION

                                   BY:          /s/ John Dosa
                                          Executive Vice President
ATTEST:

     /s/ Alice Strayer                            EMPLOYEE:
                                            /s/ John C. Collopy
                                                John C. Collopy

                                                                    Exhibit (11)

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                           EARNINGS PER SHARE EXHIBIT
                                  (In Millions)

                                                                          Primary EPS
                                                                     Years Ended December 31,
                                                                   1993       1992        1991

Weighted average number of common shares actually
     outstanding                                                     51.6      48.8      46.5
Weighted average number of incremental shares for common
     stock equivalents:
Redeemable and/or convertible preferred stock                         5.0       5.1       5.3
Stock Options                                                          .4        .5        .5
Weighted average number of common shares and common
     stock equivalents outstanding - primary                         57.0      54.5      52.4

Net income for the period                                          $175.1    $174.7   $ 131.0
Less dividends applicable to appropriate series of redeemable
     and convertible preferred stock                                  5.2       6.0       1.3
Adjusted net income - primary                                      $169.8    $168.6    $129.7
Earnings per share - primary                                      $  2.98   $  3.09   $  2.48

                                                         Fully Diluted EPS
                                                        Years Ended December 31,
                                                      1993       1992       1991
Weighted average number of common shares and
  common stock equivalents outstanding
                                  - primary            57.0      54.5      52.4
Weighted average number of incremental shares for
          common stock equivalents:
Redeemable and/or convertible preferred
  stock/debentures                                      4.4      3.7       3.8
     Stock options                                        -       -          .2
Weighted average number of common shares and
     common stock equivalents outstanding
                                   - fully diluted      61.5     58.3     56.4

     Adjusted net income - primary                     $169.8  $168.6   $129.7
     Adjustment for dividends/interest applicable
        to appropriate series of redeemable and
             convertible preferred stock/debentures       4.2     3.3      3.2
     Adjusted net income - fully diluted               $174.0  $172.0   $132.9
     Earnings per share - fully diluted                $ 2.83  $ 2.95  $  2.36
/TABLE

                                                                                   Exhibit (21)
                                                                                  ------------
Subsidiaries of the registrant (As of December 31, 1993)
- - ----------------------------------------------------------------
                                                                                              Percentage
                                                                                              of Voting
                                                                                              Securities
                                                                                               Owned by
                                                                            State of          Immediate
Name                                                                      Organization          Parent
- - -------------------------------------------------------                  --------------      ------------

OLD  REPUBLIC  INTERNATIONAL  CORPORATION                                Delaware                ---
- - -------------------------------------------------------
  Old Republic General Insurance Group, Inc.                             Delaware                100%
  -----------------------------------------------------
    Old Republic Insurance Company                                       Pennsylvania            100%
      Old Republic Investment Management Company                         Delaware                100%
    Old Republic International Reinsurance Group, Inc.                   Delaware                100%
      International Business & Mercantile REassurance Company            Illinois                100%
      Old Republic Reinsurance Management Corporation                    Delaware                100%
      American Treaty Management Corporation                             Delaware                100%
      Sierra Reinsurance Services, Inc.                                  Delaware                100%
      American Business & Mercantile Insurance Group, Inc.               Delaware                 40%
        American Business & Mercantile REassurance Company               Delaware                100%
    Bitco Corporation                                                    Delaware                100%
      Bituminous Casualty Corporation                                    Illinois                100%
      Bituminous Fire & Marine Insurance Corporation                     Illinois                100%
    ORI Great West Holding, Inc.                                         Delaware                100%
      Great West Casualty Company                                        Nebraska                100%
      Great West Insurance Agencies, Inc.                                Delaware                100%
      Central Data Services, Inc.                                        Delaware                100%
    Old Republic Lloyds of Texas                                         Texas                   100%
    Old Republic Union Insurance Company                                 Illinois                100%
    Brummel Brothers, Inc.                                               Illinois                100%
    Old Republic Insured Credit Services, Inc.                           Illinois                100%
    International Business & Mercantile Insurance Managers, Inc.         Delaware                100%
    Old Republic Home Protection Company                                 California              100%
    Chicago Underwriting Group, Inc.                                     Delaware                 83%
      Upper Peninsula Insurance Company                                  Arizona                 100%
    Phoenix Aviation Managers, Inc.                                      Delaware                 90%
      Aerie REassurance Company, Ltd.                                    Bermuda                 100%
    Old Republic Union Insurance Managers, Inc.                          Alabama                 100%
    Old Republic Northern Holdings, Inc.                                 Delaware                 93%
      Old Republic Risk Management, Inc.                                 Delaware                100%
      Old Republic Mercantile Insurance Company                          Arizona                 100%
    Old Republic Surety Group, Inc.                                      Delaware                 93%
      Old Republic Surety Company                                        Wisconsin               100%
        Lawyers Surety Company                                           Texas                   100%
        State Surety Company                                             Iowa                    100%
    Old Republic Standard Underwriters, Inc.                             Delaware                 86%
      Old Republic Standard Insurance Company                            Arizona                 100%
    Employers General Insurance Group, Inc.                              Delaware                 80%
      Employers General Insurance Company                                Texas                   100%
      Employers General Insurance, Ltd.                                  Bermuda                 100%
      National General Agency, Inc.                                      Texas                   100%
      Employers National Risk Management Services, Inc.                  Texas                   100%
        Employers Claims Adjustment Services, Inc.                       Texas                   100%
    Old Republic Security Holdings, Inc.                                 Delaware                100%
      Minnehoma Insurance Company                                        Arizona                 100%
      Adesco, Inc.                                                       Oklahoma                100%

  Old Republic Life Insurance Group, Inc.                                Delaware                100%
  -----------------------------------------------------
    Old Republic Life Insurance Company                                  Illinois                100%
      Old Republic Canadian Holdings, Ltd.                               Ontario(Canada)         100%
        Reliable Life Insurance Company                                  Ontario(Canada)         100%
    Old Republic Life Insurance Company of New York                      New York                100%
    ORDESCO Life & Accident Insurance Company                            Arizona                 100%
      Old Republic Dealer Service Corporation                            Delaware                100%
    Old Republic Life Reinsurance Group, Inc.                            Delaware                100%
      Home Owners Life Insurance Company                                 Illinois                100%


  Old Republic Title Insurance Group, Inc.                               Delaware                100%
  -----------------------------------------------------
    Old Republic National Title Holding Company                          Delaware                100%
      Houston Title Company                                              Texas                   100%
      Old Republic Title Company of Bell County                          Texas                   100%
      Old Republic Title Company of Conroe                               Texas                    54%
      Old Republic Title Company of St. Louis, Inc.                      Missouri                100%
      Old Republic Title Company of Kansas City, Inc.                    Missouri                100%
      Old Republic Title Company of Tennessee                            Tennessee               100%
      Badger Abstract & Title Corporation                                Wisconsin               100%
      Old Republic Title Agency of Columbus, Inc.                        Ohio                    100%
      Old Republic Title Company of Cleburne                             Texas                   100%
      Old Republic Title Company of Indiana                              Indiana                 100%
      The Title Company of North Carolina, Inc.                          North Carolina          100%
      Old Republic Title Company of Utah                                 Utah                    100%
      Southwest Land Title Co. of Fort Worth, Inc.                       Texas                   100%
    Old Republic National Title Insurance Company                        Minnesota               100%
      Mississippi Valley Title Insurance Company                         Mississippi             100%
    Old Republic Title Holding, Inc.                                     California              100%
      Old Republic Title Company                                         California              100%
      Old Republic Title Insurance Agency, Inc.                          Arizona                 100%
      Old Republic Title Corporation of Hawaii, Ltd.                     Hawaii                  100%
        Old Republic Escrow Corporation                                  Hawaii                  100%
      Orange Coast Title Company                                         California             16.3%
        Orange Coast Title Company of Riverside                          California              100%
      Founders Title Company of Sacramento                               California             25.8%
      Old Republic Title Company of Nevada                               Nevada                  100%
      Old Republic Title, Ltd.                                           Delaware                100%
      Executive Title Agency, Inc.                                       Arizona                 100%
      Lincoln Title Company of Ventura County                            California             33.3%
    Old Republic General Title Insurance Corporation                     Colorado                100%

  Old Republic Mortgage Guaranty Group, Inc.                             Delaware                100%
  -----------------------------------------------------
    Republic Mortgage Insurance Company                                  North Carolina          100%
      Republic Mortgage Insurance Company of Florida                     Florida                 100%
    Old Republic Mortgage Assurance Company                              North Carolina          100%
    RMIC Corporation                                                     North Carolina          100%

  Old Republic Marketing, Inc.                                           Illinois                100%
  -----------------------------------------------------
    Owns minor non-consolidated subsidiaries & affiliates                Various               Various


  American Business & Mercantile Insurance Mutual, Inc.                  Delaware                  *
  -----------------------------------------------------
    Inter Capital Group, Inc.                                            Delaware                100%
      Inter Capital Assurance Company                                    Arizona                 100%
      Inter Capital Leasing and Finance Corporation                      Delaware                100%
      Inter Capital Realty Corporation                                   Delaware                100%
    Remington General Assurance Company, Ltd.                            Bermuda                 100%

  Old Republic Capital Corporation                                       Delaware                100%
  -----------------------------------------------------

     Exhibit (23)



               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Old Republic International Corporation on Form S-8 (File Nos. 2-66302, 33-38528, 33-38525, 33-37692, 33-49646, 33-32439 and 2-80883) and on Form S-3 (File Nos
33-29220, 33-49864  and 33-54104) of our report dated March 15, 1994 on our audits of the consolidated financial statements of Old Republic International Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992, and 1991, which report is included in this Annual Report on Form 10-K.

                                        Coopers & Lybrand


Chicago, Illinois
March 15, 1994

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                         /s/ Darrel M. Holt
                                                             Darrel M. Holt


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                 /s/ William G. White, Jr.
                                                     William G. White, Jr.


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                        /s/ Peter Lardner
                                                            Peter Lardner


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                    /s/ Anthony F. Colao
                                                        Anthony F. Colao


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                        /s/ Kurt W. Kreyling
                                                            Kurt W. Kreyling


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                       /s/ John C. Collopy
                                                           John C. Collopy


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                            /s/ David Sursa
                                                                David Sursa


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                          /s/ Jimmy A. Dew
                                                              Jimmy A. Dew


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                         /s/ John W. Popp
                                                             John W. Popp


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                       /s/ Wilbur S. Legg
                                                           Wilbur S. Legg


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                      /s/ William A. Simpson
                                                          William A. Simpson


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams

Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                     /s/ Arnold L. Steiner
                                                         Arnold L. Steiner




WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams










Exhibit (24)

                                POWER OF ATTORNEY


KNOWN ALL MEN BY THESE PRESENTS, that the undersigned, being a member of the Board of Directors of Old Republic International Corporation, a corporation duly organized under the laws of the State of Delaware and having its principal place of business in Chicago, Illinois, does hereby make, constitute, and appoint A.C. Zucaro, President of the said corporation, as his true and lawful attorney, for him, and in his name, place, and stead to execute, sign, acknowledge, confirm or ratify all documents, papers, forms, statements, certificates and filings of any kind whatsoever required to be filed by the said corporation with the Securities and Exchange Commission, giving and granting to said attorney full power and authority to do and perform all and every act whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that said attorney or his substitute shall lawfully do or cause to be done by virtue hereof. The power of attorney aforesaid shall expire as of the anniversary of the date shown below.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 16th day of March, 1994.


                                                   /s/ William R. Stover
                                                       William R. Stover


WITNESS:


     /s/ Spencer LeRoy, III


     /s/ Paul D. Adams