Form 10-K/A
OLD REPUBLIC INTERNATIONAL CORP
filed 1994-05-02
CIK 74260

As in effect
         3/1/61                   FORM  10K/A1


 --------------------


                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D. C.  20549


                              --------------------


                     AMENDMENT  TO  APPLICATION  OR  REPORT
               Filed Pursuant to Sections 12,  13,  or 15  (d) of
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934



                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
   ---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                            AMENDMENT  NO.         1
                                                ------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1993 on Form 10-K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits other portions amended)


                                   SEE  INDEX



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                                      (Registrant)


Date  April 28,  1994                  By            /s/ Paul D. Adams
     ----------------                        -----------------------------------
                                                           (Signature)
                                                     Paul Dennis Adams
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                        and Treasurer





                                      INDEX


FINANCIAL  STATEMENT  SCHEDULES

       Report of Independent Accountants

       OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES

    Schedule    I  - Summary  of  Investments  -  Other than Investments in
                     Related Parties as of December 31, 1993

    Schedule  III  - Condensed  Financial  Information of Registrant for the
                     years ended December 31, 1993, 1992 and 1991

    Schedule    V  - Supplementary Insurance Information for the years ended
                     December 31, 1993, 1992 and 1991

    Schedule   VI  - Reinsurance for the years ended December 31, 1993, 1992 and 1991

    Schedule    X  - Supplemental Information Concerning Property - Casualty
                     Insurance Operations for the years ended December 31, 1993, 1992 and 1991

    Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.




EXHIBITS *

       (28) Consolidated Schedule P.










  *  Not covered in the Report of Independent Accountants.















                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993 is included on page 41 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 8 amendment.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                             Coopers & Lybrand


Chicago, Illinois
March 16, 1994


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
  SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1993
                                ($ in Thousands)


       Column A                   Column B       Column C        Column D
     -------------             -------------  -------------  ---------------
                                                                Amount at
                                                   Fair      which shown in
 Type of investment               Cost (a)         Value      balance sheet
 ------------------            -------------  -------------  ---------------
 Held to maturity:
  Fixed maturities securities:
   States, municipalities and
    political subdivisions     $    276,903   $    285,011   $    276,903
   Foreign government                40,998         45,317         40,998
   Public utilities                 883,045        909,887        883,045
   All other corporate            1,307,569      1,357,720      1,307,569
   Redeemable preferred stocks        1,280          1,346          1,280
   Certificates of deposit               53             53             53
                               ------------  -------------  -------------
                                  2,509,848      2,599,334      2,509,848
                               ------------  =============  -------------

  Other long-term investments:
   Mortgage loans on real estate     17,080                        17,080
   Policy loans                       2,160                         2,160
   Other long-term investments          582                           582
                              -------------                 -------------
                                     19,822                        19,822
                              -------------                 -------------
     Total                        2,529,670                     2,529,670
                              -------------                 -------------


Available for sale:
Fixed maturities securities:
 United States Government and
  government agencies and
  authorities                       602,278        627,323        627,323
Convertibles and bonds with
  warrants attached                  14,276         15,164         15,164
                              -------------  -------------  -------------
                                    616,554        642,487        642,487
                              -------------  -------------  -------------

Equity Securities:
 Nonredeemable preferred stocks       3,910          3,887          3,887
 Common stocks:
   Public utilities                   8,290         10,858         10,858
    Banks, trusts
      and insurance companies        11,846         13,688         13,688
    Industrial, miscellaneous
      and all other                 156,498        163,467        163,467
                              -------------  -------------  -------------
                                    180,544   $    191,902        191,902
                              -------------  =============  -------------
 Short-term investments             254,391                       254,391
                              -------------                 -------------
     Total                        1,051,489                     1,088,780
                              -------------                 -------------
      Total Investments        $  3,581,160                  $  3,618,450
                              =============                 =============

Note:
(a) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discounts.


          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
       SCHEDULE  III  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                                 BALANCE  SHEETS
          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                ($  in Thousands)

                                                     December 31,
                                            ---------------------------
                                                1993           1992
                                            -----------    -----------
Assets:

Bonds and notes                             $     9,100     $     9,650
Cash                                              4,857           1,447
Short-term investments                            2,206          23,604
Investments in, and indebtedness
 of related parties:
   Subsidiaries and affiliates, at equity     1,551,785       1,379,542
   Indebtedness of affiliates                    48,899          26,222
   Preferred stock, at cost                      20,500          21,300
Other assets                                     11,851          12,729
                                            -----------     -----------
   Total Assets                             $ 1,649,200     $ 1,474,496
                                            ===========     ===========

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses       $   21,817      $   29,454
Debt and debt equivalents                      230,784         235,140
Indebtedness to affiliates and subsidiaries     61,563          44,080
Commitments and contingent liabilities             ---             ---
                                          ------------    ------------
   Total Liabilities                           314,166         308,675
                                          ------------    ------------

Redeemable convertible preferred stock          16,616          18,772
Convertible preferred stock                      3,924           4,571
Cumulative preferred stock                      57,500          57,500
                                          ------------    ------------
  Total Preferred Stock                         78,040          80,843
                                          ------------    ------------

Common Shareholders' Equity:
Common stock                                    57,538          56,387
Additional paid-in capital                     455,273         444,696
Net unrealized appreciation of
 equity securities                              25,294           8,939
Retained earnings                              750,251         606,319
Treasury stock (at cost)                       (31,365)        (31,365)
                                           ------------    ------------
   Total Common Shareholders' Equity         1,256,993       1,084,977
                                           ------------    ------------
   Total Liabilities, Preferred Stock and
     and Common Shareholders' Equity       $ 1,649,200     $ 1,474,496
                                           ===========     ===========


          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
       SCHEDULE  III  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                             STATEMENTS  OF  INCOME
          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                ($  in Thousands)


                                               Years Ended December 31,
                                       ----------------------------------------
                                          1993           1992           1991
                                       -----------    -----------    ----------
Revenues:
Interest from subsidiaries             $     3,784    $     2,376    $   2,302
Realized investment gains                      ---          2,077          500
Real estate and other income                 2,951          3,746        4,356
Other investment income                        372            479          737
                                       -----------    -----------   ----------
     Total Revenues                          7,108          8,679        7,896
                                       -----------    -----------   ----------

Expenses:
Interest -- subsidiaries                     1,928          3,399        4,178
Interest -- other                           17,332         14,801       14,660
Real estate and other expenses               2,728          2,761        2,881
General expenses, taxes and fees             5,824          5,471        4,133
                                       -----------    -----------    ---------
     Total Expenses                         27,842         26,433       25,853
                                       -----------    -----------    ---------
Revenues net of expenses                   (20,734)       (17,754)     (17,956)

Federal income tax credits                  (7,797)        (6,691)      (5,812)
                                       -----------    -----------    ---------
Income (loss)before items below            (12,937)       (11,063)     (12,143)
Cumulative effect of accounting changes        350            ---          ---
                                       -----------    -----------    ---------
Income (loss) before equity in
 earnings of subsidiaries                  (12,587)       (11,063)     (12,143)

Equity in Earnings of Subsidiaries:
  Cash dividends                            53,987         50,613       38,647
  Earnings in excess of cash dividends     125,400        135,200      104,523
  Cumulative effect of accounting changes    8,347            ---          ---
                                        ----------    -----------   ----------

Net Income                             $   175,147    $   174,750   $  131,027
                                       ===========    ===========   ==========

          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
       SCHEDULE  III  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                           STATEMENTS  OF  CASH  FLOWS
          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                ($  in Thousands)


                                               Years Ended December 31,
                                       ----------------------------------------
                                          1993          1992          1991
                                       ----------    ----------    -----------
Cash flows from operating activities:
  Net income                           $  175,147    $  174,750    $   131,027
  Change in non-cash items:
    Accounts receivable                       405        (2,164)           (64)
    Income taxes - net                     (9,441)       14,001         (9,404)
    Excess of equity in net income
      of subsidiaries over
       over dividends received           (133,747)     (135,200)      (104,523)
    Accounts payable, accrued
      expenses and other                     (438)       (2,494)          (742)
                                      -----------    ----------    -----------
  Total                                    31,926        48,892         16,293
                                      -----------    ----------    -----------

Cash flows from investing activities:
  Sales of fixed maturity securities        1,000           ---            ---
  Sales of fixed assets for company use       ---           ---          4,296
  Purchases of fixed assets for company use  (247)         (421)          (117)
  Investments in, and indebtedness of
   related parties - net                  (25,353)     (119,363)       (63,488)
                                     ------------    ----------    -----------
  Total                                   (24,600)     (119,784)       (59,309)
                                     ------------    ----------    -----------

Cash flows from financing activities:
  Increase in term loans                      ---         1,635            975
  Issuance of preferred and common stock    4,723        10,411         59,048
  Issuance of debentures and notes            ---       110,000            ---
  Repayments of term loans                    ---        (2,107)        (1,112)
  Dividends on common shares              (21,694)      (19,082)       (16,939)
  Dividends on preferred shares            (8,343)       (8,957)        (4,247)
                                     ------------    ----------    -----------
  Total                                   (25,314)       91,898         37,724
                                     ------------    ----------    -----------

Increase (decrease) in cash and
 short-term investments                   (17,988)       21,006         (5,292)
Cash and short-term investments,
 beginning of year                         25,052         4,045          9,338
                                     ------------    ----------    -----------
Cash and short-term investments,
 end of year                         $      7,063    $   25,052    $     4,045
                                     ============    ==========    ===========


                 OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
                  For the years ended December 31, 1993, 1992 and 1991
                                     ($ in Thousands)

Column A                               Column B       Column C        Column D        Column E        Column F
- -----------------------            --------------  --------------  --------------  --------------  --------------
                                                   Future Policy
                                      Deferred       Benefits,                      Other Policy
                                       Policy         Losses,                        Claims and
                                     Acquisition      Claims and       Unearned        Benefits        Premium
      Segment                           Costs       Loss Expenses      Premiums        Payable         Revenue
- -----------------------            ---------------  --------------  --------------  --------------  --------------
Year Ended December 31, 1993
- -------------------------------
Insurance Underwriting:
 General Insurance Group                 $50,216      $1,749,676        $278,983         $76,122        $866,530
 Title Insurance Group                       ---         175,926             ---           2,826         249,631
 Mortgage Insurance Group                 29,481          51,273          79,582             629          96,799
 Life Insurance Group                     15,873         155,688             ---           3,346          33,042
 Reinsurance Losses Recoverable (a)          ---       1,463,164          60,705             ---             ---
                                  --------------  --------------  --------------  --------------  --------------
  Total Insurance Underwriting            95,571       3,595,729         419,270          82,925       1,246,004
 Corporate                                   ---             ---             ---             ---             ---
                                  --------------  --------------  --------------  --------------  --------------
  Consolidated                           $95,571      $3,595,729        $419,270         $82,925      $1,246,004
                                  ==============  ==============  ==============  ==============  ==============


Year Ended December 31, 1992:
- -------------------------------
Insurance Underwriting:
 General Insurance Group                 $43,134      $1,615,181        $260,548        $106,104        $806,399
 Title Insurance Group                       ---         169,749             ---             254         206,128
 Mortgage Insurance Group                 22,473          39,511          55,259             679          61,686
 Life Insurance Group                     13,387         151,360             ---           5,017          29,324
                                  --------------  --------------  --------------  --------------  --------------
  Total Insurance Underwriting            78,994       1,975,803         315,807         112,056       1,103,539
 Corporate                                   ---             ---             ---             ---             ---
                                  --------------  --------------  --------------  --------------  --------------
  Consolidated                           $78,994      $1,975,803        $315,807        $112,056      $1,103,539
                                  ==============  ==============  ==============  ==============  ==============


Year Ended December 31, 1991:
- -------------------------------
Insurance Underwriting:
 General Insurance Group                 $40,922      $1,580,185        $235,117         $79,784        $746,898
 Title Insurance Group                       ---         146,981             ---             125         156,282
 Mortgage Insurance Group                 16,258          37,874          35,576             451          40,894
 Life Insurance Group                     10,338         162,626             ---           6,797          27,985
                                  --------------  --------------  --------------  --------------  --------------
  Total Insurance Underwriting            67,519       1,927,668         270,694          87,158         972,062
 Corporate                                   ---             ---             ---             ---             ---
                                  --------------  --------------  --------------  --------------  --------------
  Consolidated                           $67,519      $1,927,668        $270,694         $87,158        $972,062
                                  ==============  ==============  ==============  ==============  ==============

Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and Reporting for
Reinsurance of "Short Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets. At December 31, 1993, assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion.  FAS No. 113 did not have any effect on the Company's results of operations. As permitted, prior years' reports have not been changed retroactively for these changes.

- --------------------------------------------------------------------------------




                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
                   For the years ended December 31, 1993, 1992, and 1991
                                ($ in Thousands)







              Column A                   Column G        Column H        Column I        Column J        Column K
- -------------------------------       --------------  --------------  --------------  --------------  --------------

                                                        Benefits,      Amortization
                                                         Claims,       of Deferred
                                           Net          Losses and        Policy          Other
                                        Investment      Settlement     Acquisition      Operating        Premiums
                Segment                   Income         Expenses         Costs          Expenses        Written
- -------------------------------       --------------  --------------  --------------  --------------  --------------

Year Ended December 31, 1993
- -------------------------------
  Insurance Underwriting:
    General Insurance Group                $170,115        $697,028        $145,390         $98,120        $876,082
    Title Insurance Group                    15,857          66,027               0         369,819         249,631
    Mortgage Insurance Group                 17,516          27,555          18,829          10,959         121,122
    Life Insurance Group                     15,984          27,249           1,883          13,855          31,154
    Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          219,473         817,860         166,103         492,755       1,277,990
    Corporate                                 1,303             ---             ---          22,755             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $220,777        $817,860        $166,103        $515,510      $1,277,990
                                      ==============  ==============  ==============  ==============  ==============


Year Ended December 31, 1992:
- -------------------------------
  Insurance Underwriting:
    General Insurance Group                $173,364        $609,274        $109,954        $121,448        $799,885
    Title Insurance Group                    15,512          62,042             ---         323,799         206,128
    Mortgage Insurance Group                 13,765          14,651          11,931           8,422          81,369
    Life Insurance Group                     18,294          23,719           4,687          12,729          24,839
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          220,937         709,686         126,573         466,400       1,112,222
    Corporate                                   617             ---             ---          21,256             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $221,555        $709,686        $126,573        $487,656      $1,112,222
                                      ==============  =============   ==============  ==============  =============


Year Ended December 31, 1991:
- -------------------------------
  Insurance Underwriting:
    General Insurance Group                $171,143        $590,055        $121,049         $75,759        $744,053
    Title Insurance Group                    13,363          33,337             ---         264,480         156,282
    Mortgage Insurance Group                 12,238          14,607           8,025           4,913          50,223
    Life Insurance Group                     21,052          25,578           1,708          11,049          27,717
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          217,797         663,579         130,783         356,202         978,276
    Corporate                                 1,543             ---             ---          20,385             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $219,340        $663,579        $130,783        $376,587        $978,276
                                      ==============  ==============  ==============  ==============  ==============

Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and Reporting for
Reinsurance of Short-Duration and Long-Duration Contracts" which the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets.
At December 31, 1993, assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion.
FAS No. 113 did not have any effect on the Company's results of operations. As permitted, prior years' reports have not been changed retroactively for these changes.




                  OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                          SCHEDULE  VI - REINSURANCE
                      For the years ended December 31, 1993, 1992 and 1991
                                                ($ in Thousands)

Column A                                 Column B      Column C        Column D       Column E     Column F
- ------------------------------------  -------------  -------------  -------------  ------------  -----------

                                                                                                 Percentage
                                                        Ceded          Assumed                    of amount
                                          Gross        to other       from other       Net        assumed
                                         amount        companies      companies       amount       to net
                                      -------------  -------------  -------------  ------------  -----------
Year Ended December 31, 1993
- -----------------------------------
  Life insurance in force              $  8,848,757   $  4,561,958   $        ---   $  4,286,799        --- %
                                       ============   ============   ============   ============ ============

  Premiums:
    General Insurance Group            $  1,170,377   $    411,449   $    107,602   $    866,530       12.4 %
    Title Insurance Group                   248,854             93            871        249,632        0.3
    Mortgage Insurance Group                102,543          5,744              1         96,800        ---
    Life Insurance Group
      Life insurance                         31,758         16,744             12         15,026        0.1
      Accident and health insurance          39,253         21,568            331         18,016        1.8
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               71,011         38,312            343         33,042        1.0
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (331)          (331)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,592,785   $    455,272   $    108,486   $  1,246,004        8.7 %
                                       =============  =============  =============  =============  ===========


Year Ended December 31, 1992:
- -----------------------------------
  Life insurance in force              $  7,669,689   $  4,154,179   $        ---   $  3,515,510            %
                                       ============   ============   ============   =============  ===========

  Premiums:
    General Insurance Group            $  1,091,491   $    362,006   $     76,914   $    806,399        9.5 %
    Title Insurance Group                   205,486            170            812        206,128        0.4
    Mortgage Insurance Group                 70,206          8,523              3         61,686        ---
    Life Insurance Group
      Life insurance                         29,993         17,910            ---         12,083        ---
      Accident and health insurance          37,414         20,638            465         17,241        2.7
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               67,407         38,548            465         29,324        1.6
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (366)          (366)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,434,590   $    408,881   $     77,828   $  1,103,539        7.1 %
                                       ============   =============  ============   ============   ===========


Year Ended December 31, 1991:
- -----------------------------------
  Life insurance in force              $  6,294,183   $  3,600,404   $        ---   $  2,693,779        --- %
                                       ============   ============   =============  ============    ==========

  Premiums:
    General Insurance Group            $  1,030,735   $    373,841   $     90,005   $    746,899       12.1 %
    Title Insurance Group                   155,422            136            996        156,282        0.6
    Mortgage Insurance Group                 51,968         11,076              3         40,894        ---
    Life Insurance Group
      Life insurance                         29,547         17,321            ---         12,226        ---
      Accident and health insurance          36,179         21,220            799         15,759        5.1
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               65,726         38,541            799         27,985        2.9
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (791)          (791)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,303,851   $    422,803   $     91,012   $    972,062        9.4 %
                                       ============  ==============  =============  =============  ===========

                OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
         SCHEDULE  X - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE  OPERATIONS
                     For the years ended December 31, 1993, 1992 and 1991
                                       ($ in Thousands)


Column A                             Column B       Column C       Column D       Column E       Column F
- ---------------------------       -------------  -------------  -------------  -------------  -------------

                                                  Reserves for
                                      Deferred    Unpaid Claims    Discount,
                                       Policy       and Claim       If Any,
                                    Acquisition    Adjustment    Deducted in     Unearned        Earned
Affiliation With Registrant            Costs        Expenses       Column C      Premiums       Premiums
- -------------------------------   -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1993:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                     $50,216     $1,749,676       $115,896       $278,983       $866,530
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                  -------------  -------------  -------------  -------------  -------------
                                        $50,216     $1,749,676       $115,896       $278,983       $866,530
                                  =============  =============  =============  =============  =============


 Year Ended December 31, 1992:
 -----------------------------------
(a)    Consolidated property-casualty
       entities                            $43,134     $1,615,181       $129,310       $260,548       $806,399
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                     -------------  -------------  -------------  -------------  -------------
                                           $43,134     $1,615,181       $129,310       $260,548       $806,399
                                     =============  =============  =============  ==============  ============


Year Ended December 31, 1991:
- ------------------------------------
(a)    Consolidated property-casualty
       entities                            $40,922     $1,580,185       $152,793       $235,117       $746,898
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                     -------------  -------------  -------------  -------------  -------------
                                           $40,922     $1,580,185       $152,793       $235,117       $746,898
                                     =============  =============  =============  =============  =============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule V.




                                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                   SCHEDULE  X - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE  OPERATIONS
                                       For the years ended December 31, 1993, 1992 and 1991
                                                         ($ in Thousands)

           Column A                      Column G               Column H              Column I       Column J       Column K
- -----------------------------------    -------------  ----------------------------  -------------  -------------  -------------

                                                            Claims and Claim        Amortization       Paid
                                                          Adjustment Expenses        of Deferred      Claims
                                            Net           Incurred Related to          Policy        and Claim
                                                      ----------------------------
                                        Investment       Current         Prior       Acquisition    Adjustment      Premiums
      Affiliation With Registrant         Income          Year           Years          Costs        Expenses        Written
- -----------------------------------    -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1993:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                        $170,115       $761,040       ($64,012)      $145,390       $566,336       $876,082
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                           $170,115       $761,040       ($64,012)      $145,390       $566,336       $876,082
                                       =============  =============  =============  =============  =============  ==============


Year Ended December 31, 1992:
- -----------------------------------
(a)    Consolidated property-casualty
       entities                            $173,364       $640,330       ($31,056)      $109,954       $570,475       $799,885
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                           $173,364       $640,330       ($31,056)      $109,954       $570,475       $799,885
                                       =============  =============  =============  =============  =============  =============


Year Ended December 31, 1991:
- -----------------------------------
(a)    Consolidated property-casualty
       entities                            $171,143       $594,886        ($4,831)      $121,049       $477,114       $744,053
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                           $171,143       $594,886        ($4,831)      $121,049       $477,114       $744,053
                                       =============  =============  =============  =============  ============== ==============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule V.

                                               Exhibit 28 - Consolidated Schedule P
                                        --------------------------------------------------


Schedule P  -  Part 3          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (b)

 Premiums
were earned                                                                                           Loss & Loss
 &  Losses    Premiums       Loss        Salvage                                                        Expense
 incurred      Earned      Payments      Received     Allocated     Ratio     Unallocated     Ratio     Payments      Ratio
- -----------  -----------  -----------  -----------  -----------  ---------  -------------  ---------  -----------  ---------
Prior         1,293,155      763,129       39,189       62,644       8.21%        20,076       2.63%     845,849      65.41%
1984            172,449      171,911       19,434       37,601      21.87%         6,931       4.03%     216,443     125.51%
1984 (a)        301,595      136,648            0       17,411      12.74%         8,553       6.26%     162,612      53.92%
1985            514,406      357,694       15,032       43,269      12.10%        13,608       3.80%     414,571      80.59%
1986            696,853      316,423       25,435       44,936      14.20%        14,286       4.51%     375,645      53.91%
1987            628,020      286,723       17,756       32,588      11.37%        13,964       4.87%     333,275      53.07%
1988            615,020      288,015       18,515       28,414       9.87%        13,797       4.79%     330,226      53.69%
1989            617,755      315,465       22,033       33,509      10.62%        14,560       4.62%     363,534      58.85%
1990            679,000      351,546       15,875       38,606      10.98%        15,815       4.50%     405,967      59.79%
1991            740,239      326,543       13,483       29,247       8.96%        15,538       4.76%     371,328      50.16%
1992            815,871      283,045       13,798       23,436       8.28%        16,571       5.85%     323,052      39.60%
1993            875,847      223,013        9,606       21,084       9.45%        16,123       7.23%     260,220      29.71%
             -----------  -----------  -----------  -----------  ---------  -------------  ---------  -----------  ---------
Totals        7,950,210    3,820,155      210,156      412,745      10.80%       169,822       4.45%   4,402,722      55.38%
             ===========  ===========  ===========  ===========  =========  =============  =========  ===========  =========

(a)  Represents the development associated with the loss reserves and loss expense reserves acquired from BITCO Corporation early in 1985.
(b)  Prepared in accordance with the 1993 guidelines set by the NAIC.






Schedule P  -  Part 3          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (b)

 Premiums                                           Total Loss
were earned                              Unpaid       & Loss
 &  Losses   # of Claims    Unpaid        Loss        Expense      1993
 incurred    Outstanding    Losses       Expense     Incurred      Ratio
- -----------  -----------  -----------  -----------  -----------  ---------
Prior            XXX         139,617       10,257      995,723      77.00%
1984             XXX         (25,155)     (19,888)     171,400      99.39%
1984 (a)         XXX         104,565       33,019      300,196      99.54%
1985             XXX          33,396       (1,712)     446,255      86.75%
1986             XXX          75,436        5,800      456,881      65.56%
1987             XXX          85,663        6,047      424,985      67.67%
1988             XXX          75,816        7,844      413,886      67.30%
1989             XXX          85,208       10,152      458,894      74.28%
1990             XXX         123,747       16,244      545,958      80.41%
1991             XXX         151,592       23,966      546,886      73.88%
1992             XXX         237,593       38,822      599,467      73.48%
1993             XXX         427,639       74,360      762,219      87.03%
             -----------  -----------  -----------  -----------  ---------

Totals           XXX       1,515,117      204,911    6,122,750      77.01%
             ===========  ===========  ===========  ===========  =========

(a)  Represents the development associated with the loss reserves and loss expense reserves acquired from BITCO Corporation early in 1985.
(b)  Prepared in accordance with the 1993 guidelines set by the NAIC.

