Form 10-Q
period 1993-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1994-05-13
CIK 74260

SECURITIES  AND  EXCHANGE  COMMISSION
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                                  FORM  10 - Q

[X]Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1994 or [ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number  0-4625


                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                          No. 36-2678171
- ---------------------------                    ------------------------------
(State or other jurisdiction of              (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue,  Chicago,  Illinois                      60601
- ------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes          X                No
                  ---------                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                       Shares Outstanding
         Class                                           March 31, 1994
- ---------------------------                            ------------------
Common Stock / $1 par value                                 51,881,203  *


*Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.





                  There are 11 pages contained in this report.






                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION

                      Report on Form 10-Q / March 31, 1994

                                      INDEX
- -------------------------------------------------------------------------------

                                                                     PAGE  NO.
                                                                   ------------

PART  I   FINANCIAL  INFORMATION:


          CONSOLIDATED  SUMMARY  BALANCE  SHEETS                        3

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                 4

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS            5

          NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS       6

          MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
           RESULTS OF  OPERATIONS                                     7 & 8

PART  II  OTHER  INFORMATION                                          9 - 11



                                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                   CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                                     ($ in Millions)
  -----------------------------------------------------------------------------
                                                                                        March 31,   December 31,
                                                                                          1994          1993
                                                                                      ------------  ------------
  Assets
  Investments: Held to maturity:
                Fixed maturity securities (at amortized cost) (Fair value: $2,525.1
                  and $2,599.3)                                                           $2,547.3      $2,509.8
                Other long-term investments                                                   19.1          19.8
                                                                                      ------------  ------------
                Total                                                                      2,566.4       2,529.6
                                                                                      ------------  ------------
               Available for sale:
                Fixed maturity securities (at fair value) (Cost: $604.0 and $616.5)          605.8         642.4
                Equity securities (at fair value) (Cost: $202.6 and $180.5)                  198.8         191.9
                Short-term investments                                                       252.6         254.3
                                                                                      ------------  ------------
                Total                                                                      1,057.2       1,088.7
                                                                                      ------------  ------------
               Total investments                                                           3,623.7       3,618.4
                                                                                      ------------  ------------

  Other Assets:Cash                                                                           43.6          43.9
               Accrued investment income                                                      65.0          60.6
               Accounts and notes receivable                                                 284.9         288.3
               Federal income tax recoverable - deferred                                      97.1          83.2
               Reinsurance balances and funds held                                           173.1         165.8
               Reinsurance recoverable:
                Paid losses                                                                   25.4          20.2
                Policy and claim reserves                                                  1,504.7       1,524.2
               Deferred policy acquisition costs                                              95.9          95.5
               Sundry assets                                                                 195.7         197.7
                                                                                      ------------  ------------
                                                                                           2,485.7       2,479.8
                                                                                      ------------  ------------
                  Total assets                                                            $6,109.5      $6,098.3
                                                                                      ============  ============

  Liabilities, Preferred Stock and
   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                       $188.1        $190.1
               Losses, claims and settlement expenses                                      3,433.0       3,405.6
               Unearned premiums                                                             399.2         419.2
               Other policyholders' benefits and funds                                        80.5          82.9
                                                                                      ------------  ------------
                   Insurance reserves                                                      4,100.9       4,097.9

               Commissions, expenses, fees and taxes                                          94.5         105.8
               Reinsurance balances and funds                                                181.6         169.5
               Federal income tax payable - current                                           11.1          14.8

               Debt and debt equivalents                                                     293.5         282.7
               Sundry liabilities                                                             93.8          92.4
                                                                                      ------------  ------------
                   Total liabilities                                                       4,775.6       4,763.3
                                                                                      ------------  ------------

  Preferred    Redeemable convertible preferred stock                                         16.3          16.6
  Stock:       Convertible preferred stock                                                     3.7           3.9
               Cumulative preferred stock                                                     57.5          57.5
                                                                                      ------------  ------------
                   Total preferred stock                                                      77.6          78.0
                                                                                      ------------  ------------

  Common       Common stock                                                                   57.5          57.5
  Shareholders'Additional paid-in capital                                                    455.7         455.2
  Equity:      Net unrealized appreciation of securities                                       ---          25.2
               Retained earnings                                                             774.3         750.2
               Treasury stock                                                                (31.3)        (31.3)
                                                                                      ------------  ------------
                   Total common shareholders' equity                                       1,256.2       1,256.9
                                                                                      ------------  ------------
                   Total liabilities, preferred stock
                      and common shareholders' equity                                     $6,109.5      $6,098.3
                                                                                      ============  ============



See accompanying notes.

                                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                               CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME  (Unaudited)
                                        ($ in Millions, Except Common Share Data)
                              --------------------------------------------------------------
                                                                                           Quarters Ended
                                                                                              March 31,
                                                                                      -----------------------
                                                                                          1994        1993
                                                                                      ----------- -----------

  Revenues:      Net premiums earned                                                       $331.4      $299.4
                 Title, escrow and other fees                                                43.8        35.2
                 Net investment income                                                       55.1        54.2
                 Realized investment gains                                                    3.2         9.5
                 Other income                                                                 4.3         4.5
                                                                                      ----------- -----------
                     Net revenues                                                           438.0       403.1
                                                                                      ----------- -----------

  Expenses:      Benefits, claims and settlement expenses                                   203.1       203.9
                 Underwriting, acquisition and insurance expe                               178.8       148.5
                 Interest and other expenses                                                  5.6         6.0
                                                                                      ----------- -----------
                     Total expenses                                                         387.7       358.5
                                                                                      ----------- -----------
                 Income before income taxes and items below                                  50.3        44.5
                                                                                      ----------- -----------

  Income Taxes:  Currently payable                                                           14.8        12.2
                 Deferred                                                                     1.4         1.0
                                                                                      ----------- -----------
                     Total income taxes                                                      16.2        13.3
                                                                                      ----------- -----------
                                                                                             34.0        31.2
                 Other items - net                                                            ---         0.1
                                                                                      ----------- -----------
                 Income before cumulative effect
                    of accounting changes                                                    34.0        31.4
                 Cumulative effect of accounting changes                                      ---         8.6
                                                                                      ----------- -----------

  Net Income:                                                                               $34.0       $40.1
                                                                                      =========== ===========


  Earnings and   Primary Earnings:
  Dividends Per     Before cumulative effect of accounting ch                               $0.57       $0.53
  Common Share:     Cumulative effect of accounting changes                                   ---        0.15
                                                                                      ----------- -----------
                    Net income                                                              $0.57       $0.68
                                                                                      =========== ===========

                 Fully Diluted Earnings:
                    Before cumulative effect of accounting ch                               $0.55       $0.51
                    Cumulative effect of accounting changes                                   ---        0.14
                                                                                      ----------- -----------
                    Net income                                                              $0.55       $0.65
                                                                                      =========== ===========
                 Cash dividends                                                             $0.11       $0.10
                                                                                      =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                                            57,264,289  57,121,667
                                                                                      =========== ===========

                                    Fully Diluted                                      61,693,146  61,601,784
                                                                                      =========== ===========





  See accompanying notes.

                                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                     ($ in Millions)
                           -------------------------------------------------------------------
                                                                                          Quarters Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1994           1993
                                                                                   ------------   ------------

  Cash flows from operating activities:
    Net income                                                                           $34.0          $40.1
    Change in non-cash items:
      Deferred policy acquisition costs                                                   (0.3)          (0.2)
      Premiums and other receivables                                                       5.1            9.2
      Unpaid claims and related items                                                     40.2           23.2
      Future policy benefits and policyholders' funds                                    (14.6)          (7.6)
      Income taxes                                                                        (4.0)          (2.8)
      Reinsurance balances and funds                                                      (0.2)          (1.4)
      Accounts payable, accrued expenses and other                                       (10.7)         (13.7)
                                                                                   ------------   ------------
    Total                                                                                 49.4           46.6
                                                                                   ------------   ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities                                                    86.1          136.6
    Sales of equity securities                                                             2.9            7.5
    Sales of other investments                                                             0.9            0.8
    Sales of fixed assets for company use                                                  0.2            0.1
    Purchases of fixed maturity securities                                              (115.8)        (154.5)
    Purchases of equity securities                                                       (25.1)         (45.2)
    Purchases of other investments                                                        (0.3)          (1.3)
    Purchases of fixed assets for company use                                             (3.1)          (1.3)
    Other-net                                                                             (0.3)           6.1
                                                                                   ------------   ------------
    Total                                                                                (54.6)         (51.1)
                                                                                   ------------   ------------

  Cash flows from financing activities:
    Increase in term loans                                                                11.0            ---
    Issuance of preferred and common stocks                                                0.3            0.6
    Issuance of debentures and notes                                                       ---            ---
    Repayments of term loans                                                               ---            ---
    Dividends on common shares                                                            (5.7)          (4.6)
    Dividends on preferred shares                                                         (2.0)          (2.1)
    Other-net                                                                             (0.5)           0.1
                                                                                   ------------   ------------
    Total                                                                                  3.0           (6.0)
                                                                                   ------------   ------------

  Increase (decrease) in cash and short-term investments                                  (2.0)         (10.4)
    Cash and short-term investments, beginning of year                                   298.3          280.7
                                                                                   ------------   ------------
    Cash and short-term investments, end of period                                      $296.2         $270.3
                                                                                   ============   ============


  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                            $3.7           $3.5
                                                                                   ============   ============
      Income taxes                                                                       $18.5          $10.7
                                                                                   ============   ============





  See accompanying notes.


                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
       NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)



1.   Accounting Policies and Basis of Presentation:

  The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles as described in the Corporation's latest annual report to shareholders or as disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgement, but in the opinion of management all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the accompanying statements have been reflected therein. Realized gains or losses on dispositions of investment securities have been reflected in the operating results for each period presented.



2.   Common Share Data:

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters ended March 31, 1994 and 1993. Retroactive adjustment has been made for all stock dividends and splits declared through March 31, 1994. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $1.4 for the quarters ended March 31, 1994 and 1993, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 51,881,203 at March 31, 1994 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.



3.   Unrealized Appreciation of Investments:

  Cumulative net unrealized losses on investments (fixed maturity securities available for sale and equity securities) debited to a separate account in common shareholders' equity amounted to $40.7 thousand at March 31, 1994. Unrealized depreciation of investments, before applicable income tax credits of $0.8, at March 31, 1994 included gross unrealized gains and (losses) of $12.4 and $(13.2), respectively.

  For the quarters ended March 31, 1994 and 1993, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(25.3) and $25.3, respectively.












                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 1994 and 1993


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at March 31, 1994 reflected increases in assets of 0.2%, liabilities of 0.3%, and flat common shareholders' equity when compared to the immediately preceding year-end. Cash and invested assets represented 61.1% and 61.0% of consolidated assets as of March 31, 1994 and December 31, 1993, respectively. Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1994 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1994, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds." During the first quarter of 1994 Old Republic increased its commitment to common stock investments which reflected growth of 4% vis-a-vis the related invested balance at year end 1993. As of March 31, 1994, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in this year's first quarter. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.6 billion at March 31, 1994 consisted of debt and debt equivalents of $293.5 million, redeemable convertible preferred stock of $16.3 million (excluding $15.1 million of such stock classified as a debt equivalent), convertible preferred stock of $3.7 million, cumulative preferred stock of $57.5 million, and common shareholders' equity of $1.25 billion. The slight decrease in the common shareholders' equity account during the first quarter ended March 31, 1994 reflects primarily the retention of earn-ings in excess of dividends declared on outstanding preferred and common shares and the net unrealized depreciation of securities.



                              RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first quarter of 1994 amounted to $375.2 million and were 12.1% above the amount reported for the first quarter of 1993. The Company's General Insurance Group posted premium revenues which increased slightly due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. Title Group premium and fee revenues increased in the first quarter of 1994 when compared to the year ago quarter; greater housing sales and resales in most markets were responsible for the greater volume of business as title premium and fee revenues from mortgage loan refinancings declined during the period. Continued growth in the Mortgage Guaranty Group's premium production was affected by the factors cited for title insurance as well as further expansion of this group's marketing territory and increased share of the market.

Consolidated net investment income was $55.1 million in the first quarter of 1994 compared to $54.2 million in the same quarter of 1993. The slightly higher revenue from this source is attributable to positive cash flow offset in part by the decline in market yields for fixed-maturity securities and a greater commitment to tax-exempt fixed maturity securities and common stock investments that typically produce lower current yields. Equities made up about 5.4% of the investment portfolio at the end of the first quarter of 1994 compared to 5.0% one year ago. The average annual yield on investments was 6.1% and 6.6% for the quarters ended March 31, 1994 and 1993, respectively.

While the Company's investment policies have not been designed to maximize capital gains, in the first quarter of 1994 such gains were lower than those for the comparable period in 1993. Dispositions of securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of monitoring its investments with a view toward maximizing the quality of its portfolio. For the first quarter of 1994, approximately 68% of total dispositions represented maturities and early calls of existing holdings; for the year 1993 these transactions amounted to approximately 58%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 54% and 61% in the first quarters of 1994 and 1993, respectively. Claims for property and liability coverages were slightly lower in 1994 due to reduced severity and frequency. Mortgage Guaranty coverages benefited from continued reductions in claim costs due to lower loan default experience, while Title and Life segments benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 48% and 44% in the first quarter of 1994 and 1993, respectively. The consolidated expense ratio was affected in part by higher Mortgage Guaranty and Life Group production costs offset by slight decreases in the General and Title Insurance Groups' expense factor in the first quarter of 1994. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations:
Income before taxes, other items, and the cumulative effect of accounting changes increased by 13.0% in the first quarter of 1994 when compared to the same period one year ago. The Corporation's Mortgage Guaranty and Title insurance segments reflected much higher pre-tax operating earnings for the aforementioned reasons, while the General and Life segments reflected more moderate increases in pre-tax earnings from operations.


The effective consolidated income tax rate was 32% and 30% in the first quarter of 1994 and 1993, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993. The 1993 income tax rate increase was recorded by the Company in its third quarter 1993 financial statements on a cumulative basis as required in the circumstances. Accordingly, the effective income tax expenses for the first half of 1993 and 1994 are not comparable.


                                OTHER INFORMATION

Historical data pertaining to the operating results, liquidity, and other financial matters applicable to an insurance enterprise such as the company are not necessarily indicative of expectations for future periods. The long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, the random nature of the latter costs, changes in market yields obtained on invested assets, and changes in government policies affecting inflation rates and general economic conditions are some of the factors which bear upon comparisons of quarter-to-quarter and year-to-year operating results.




                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                  FORM  10 - Q
                         PART  II  -  OTHER  INFORMATION

 -------------------------------------------------------------------------------



     Item 6 - Exhibits and reports on Form 8-K

     (a)  Exhibits
          1. Earnings per share.

     (b)  Reports on Form 8-K
          1. The registrant has not filed any reports on Form 8-K during the quarter for which this report was f


     Items other than those listed are omitted because they are not required.































                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Old Republic International Corporation
                                        --------------------------------------
                                                        (Registrant)





Date: May 13, 1994
- ------------------






                                                 ______/s/__P.D. Adams_______
                                                          P.D. Adams
                                                   Senior Vice President &
                                                   Chief Financial Officer