Form 10-Q
period 1994-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1994-08-12
CIK 74260

                      SECURITIES  AND  EXCHANGE  COMMISSION
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                                  FORM  10 - Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


Commission File Number  0-4625


                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                            No. 36-2678171
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue,  Chicago,  Illinois                            60601
- -------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes          X                No
                  ---------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                         Shares Outstanding
             Class                                          June 30, 1994
  ---------------------------                            ------------------
  Common Stock / $1 par value                                51,880,529*


* Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.


                There are 11 pages contained in this report.

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION

                       Report on Form 10-Q / June 30, 1994

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

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                   4

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS              5

          NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS         6

          MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
            RESULTS  OF OPERATIONS                                      7 & 8

PART  II  OTHER  INFORMATION                                           9 - 11

                                        3

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
               CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                 ($ in Millions)
- -------------------------------------------------------------------------------
                                                                    June 30,    December 31,
                                                                      1994          1993
                                                                  ------------  ------------
             Assets

Investments: Held to maturity:
               Fixed maturity securities (at amortized cost)
                 (Fair value:$2,532.6 and $2,599.3)                 $2,607.5      $2,509.8
               Other long-term investments                              18.1          19.8
                                                                 ------------  ------------
               Total                                                 2,625.7       2,529.6
                                                                 ------------  ------------
             Available for sale:
               Fixed maturity securities (at fair value)
                 (Cost: $587.9 and $616.5)                             575.8         642.4
               Equity securities (at fair value)
                 (Cost: $219.6 and $180.5)                             218.4         191.9
               Short-term investments                                  245.0         254.3
                                                                 ------------  ------------
               Total                                                 1,039.4       1,088.7
                                                                 ------------  ------------
             Total investments                                       3,665.1       3,618.4
                                                                 ------------  ------------

Other Assets:Cash                                                       36.4          43.9
             Accrued investment income                                  61.6          60.6
             Accounts and notes receivable                             298.7         288.3
             Federal income tax recoverable - deferred                  91.1          83.2
             Reinsurance balances and funds held                       165.6         165.8
             Reinsurance recoverable:
                 Paid losses                                            28.3          20.2
                 Policy and claim reserves                           1,541.3       1,524.2
             Deferred policy acquisition costs                          97.4          95.5
             Sundry assets                                             195.4         197.7
                                                                 ------------  ------------
                                                                     2,516.2       2,479.8
                                                                 ------------  ------------
                  Total assets                                      $6,181.4      $6,098.3
                                                                 ============  ============

- -------------------------------------------------------------------------------------------

             Liabilities, Preferred Stock and
               Common Shareholders' Equity

Liabilities: Future policy benefits                                   $183.9        $190.1
             Losses, claims and settlement expenses                  3,507.2       3,405.6
             Unearned premiums                                         388.6         419.2
             Other policyholders' benefits and funds                    78.0          82.9
                                                                 ------------  ------------
                 Insurance reserves                                  4,157.9       4,097.9

             Commissions, expenses, fees and taxes                      97.5         105.8
             Reinsurance balances and funds                            183.0         169.5
             Federal income tax payable - current                        ---          14.8
             Debt and debt equivalents                                 292.3         282.7
             Sundry liabilities                                         95.7          92.4
                                                                 ------------  ------------
                 Total liabilities                                   4,826.5       4,763.3
                                                                 ------------  ------------

Preferred    Redeemable convertible preferred stock                     17.3          16.6
Stock:       Convertible preferred stock                                 3.7           3.9
             Cumulative preferred stock                                 57.4          57.5
                                                                 ------------  ------------
                 Total preferred stock                                  78.6          78.0
                                                                 ------------  ------------
Common       Common stock                                               57.6          57.5
Shareholders'Additional paid-in capital                                456.2         455.2
Equity:      Net unrealized appreciation of securities                  (7.8)         25.2
             Retained earnings                                         802.4         750.2
             Treasury stock                                            (32.1)        (31.3)
                                                                 ------------  ------------
                 Total common shareholders' equity                   1,276.2       1,256.9
                                                                 ------------  ------------
                 Total liabilities, preferred stock
                   and common shareholders' equity                  $6,181.4      $6,098.3
                                                                 ============  ============

See accompanying notes.

                                       4

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
            CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
- -------------------------------------------------------------------------------
                                                                   Quarters Ended         Six Months Ended
                                                                       June 30,                June 30,
                                                                ---------------------  -----------------------
                                                                   1994        1993        1994        1993
                                                                ----------- ---------  ----------- -----------
Revenues:      Net premiums earned                                  $326.3     $286.9      $657.8      $586.4
               Title, escrow and other fees                           37.3       53.3        81.1        88.5
               Net investment income                                  55.1       55.5       110.3       109.8
               Realized investment gains                               2.6        8.4         5.9        18.0
               Other income                                            5.3        6.4         9.7        11.0
                                                                -----------  ---------  ----------  ----------
                  Net revenues                                       426.9      410.8       864.9       813.9
                                                                -----------  ---------  ----------  ----------

Expenses:      Benefits, claims and settlement expenses              193.7      183.5       396.9       387.4
               Underwriting, acquisition and insurance expenses      173.7      157.4       352.5       306.0
               Interest and other expenses                             5.7        6.2        11.3        12.3
                                                                -----------  ---------  ----------  ----------
                  Total expenses                                     373.1      347.2       760.8       705.8
                                                                -----------  ---------  ----------  ----------
               Income before income taxes and items below             53.7       63.5       104.0       108.1
                                                                -----------  ---------  ----------  ----------

Income Taxes:  Currently payable                                       8.2       16.7        23.0        28.9
               Deferred                                                9.4        3.8        10.8         4.9
                                                                -----------  ---------  ----------  ----------
                  Total income taxes                                  17.6       20.5        33.9        33.8
                                                                -----------  ---------  ----------  ----------
                                                                      36.1       42.9        70.1        74.2
               Other items - net                                       ---        0.1         ---         0.3
                                                                -----------  ---------  ----------  ----------
               Income before cumulative effect
                 of accounting changes                                36.0       43.0        70.1        74.5
               Cumulative effect of accounting changes                 ---        ---         ---         8.6
                                                                -----------  ---------  ----------  ----------

Net Income:                                                          $36.0      $43.0       $70.1       $83.2
                                                                ===========  =========  ==========  ==========

Earnings and   Primary Earnings:
Dividends Per   Before cumulative effect of accounting changes       $0.61      $0.73       $1.18       $1.26
Common Share:   Cumulative effect of accounting changes                ---        ---         ---        0.15
                                                                -----------  ---------  ----------  ----------
                Net income                                           $0.61      $0.73       $1.18       $1.41
                                                                ===========  =========  ==========  ==========

               Fully Diluted Earnings:
                Before cumulative effect of accounting changes       $0.58      $0.70       $1.13       $1.20
                Cumulative effect of accounting changes                ---        ---         ---        0.14
                                                                -----------  ---------  ----------  ----------
                Net income                                           $0.58      $0.70       $1.13       $1.34
                                                                ===========  =========  ==========  ==========

                Cash dividends                                       $0.12      $0.11       $0.23       $0.21
                                                                ===========  =========  ==========  ==========

                Average number of common and common
                 equivalent shares outstanding:
                            Primary                             57,264,182 57,148,698  57,268,222  57,127,146
                                                                ========== ==========  ==========  ==========

                            Fully Diluted                       61,692,856 61,582,297  61,696,988  61,581,059
                                                                ========== ==========  ==========  ==========

  See accompanying notes.

                                        5

                    OLD  REPUBLIC INTERNATIONAL  CORPORATION
              CONSOLIDATED  STATEMENTS OF  CASH  FLOWS  (Unaudited)
                                 ($ in Millions)
- --------------------------------------------------------------------------------

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         1994           1993
                                                     ------------   ------------
 Cash flows from operating activities:
 Net income                                              $70.1          $83.2
 Change in non-cash items:
   Deferred policy acquisition costs                      (1.7)          (4.0)
   Premiums and other receivables                         (7.4)           0.2
   Unpaid claims and related items                        77.9           34.4
   Future policy benefits and policyholders' funds       (29.8)          (6.3)
   Income taxes                                           (6.3)           2.2
   Reinsurance balances and funds                          6.0            8.9
   Accounts payable, accrued expenses and other            1.7           10.7
                                                     ------------   ------------
    Total                                                110.3          129.5
                                                     ------------   ------------

Cash flows from investing activities:
 Sales of fixed maturity securities                      160.6          370.2
 Sales of equity securities                               11.3           21.9
 Sales of other investments                                2.3            1.6
 Sales of fixed assets for company use                     0.6            0.4
 Purchases of fixed maturity securities                 (238.2)        (418.2)
 Purchases of equity securities                          (50.5)         (57.2)
 Purchases of other investments                           (0.6)          (3.3)
 Purchases of fixed assets for company use                (7.0)          (4.0)
 Other-net                                                 ---            6.8
                                                   ------------   ------------
 Total                                                  (121.4)         (81.9)
                                                   ------------   ------------


Cash flows from financing activities:
 Increase in term loans                                   11.0            ---
 Issuance of preferred and common stocks                   0.8            1.2
 Issuance of debentures and notes                          ---            ---
 Repayments of term loans                                  ---            ---
 Dividends on common shares                             (11.9)         (10.3)
 Dividends on preferred shares                           (4.0)          (4.2)
 Purchase of treasury stock                              (0.8)            ---
 Other-net                                               (0.6)            ---
                                                    ------------  ------------
   Total                                                 (5.7)         (13.4)
                                                    ------------  ------------

Increase (decrease) in cash and short-term investments  (16.8)          34.1
  Cash and short-term investments, beginning of year    298.3          280.7
                                                    ------------  ------------
  Cash and short-term investments, end of period       $281.5         $314.9
                                                    ============  ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                              $9.8           $9.6
                                                    ============  ============
   Income taxes                                         $38.6          $24.3
                                                    ============  ============

  See accompanying notes.

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
       NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
- -------------------------------------------------------------------------------

1.Accounting Policies and Basis of Presentation:

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


2.Common Share Data:

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and six months ended June 30, 1994 and 1993. Retroactive adjustment has been made for all stock dividends and splits declared through June 30, 1994. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $2.5 for the quarter and six months ended June 30, 1994, respectively and $1.2 and $2.7 for the quarter and six months ended June 30, 1993, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 51,880,529 at June 30, 1994 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.Unrealized Appreciation of Investments:

  Cumulative net unrealized losses on investments (fixed maturity securities available for sale and equity securities) debited to a separate account in common shareholders' equity amounted to $7.8 at June 30, 1994. Unrealized depreciation of investments, before applicable income tax credits of $4.3, at June 30, 1994 included gross unrealized gains and (losses) of $10.4 and $(22.5), respectively.

  For the six months ended June 30, 1994 and 1993, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(33.1) and $21.9, respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 1994 and 1993
- -------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at June 30, 1994 reflected increases in assets of 1.4%, liabilities of 1.3%, and common shareholders' equity of 1.5% when compared to the immediately preceding year-end. Cash and invested assets represented 60.8% and 61.0% of consolidated assets as of June 30, 1994 and December 31, 1993, respectively. Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1994 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1994, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds." During the first six months of 1994, Old Republic increased its commitment to common stock investments which reflected growth of 13.8% vis-a-vis the related invested balance at year-end 1993. As of June 30, 1994, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in the first half of 1994. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.6 billion at June 30, 1994 consisted of debt and debt equivalents of $292.3 million, redeemable convertible preferred stock of $17.3 million (excluding $13.8 million of such stock classified as a debt equivalent), convertible preferred stock of $3.7 million, cumulative preferred stock of $57.4 million, and common shareholders' equity of $1.27 billion. The rise in the common shareholders' equity account during the six months ended June 30, 1994 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and the net unrealized depreciation of securities. During the second quarter of 1994, the Corporation acquired $.8 million of common stock and $13 thousand of cumulative preferred stock.



                              RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first half of 1994 amounted to $738.9 million and were 9.5% above the amount reported for the first half of 1993. For the second quarter of 1994, net premiums and fees earned amounted to $363.6 million and were 6.9% above the amount reported for the second quarter of 1993. For the second quarter of 1994, the Company's General Insurance Group posted an increase in premium revenues due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. Title Group premium and fee revenues declined in the second quarter of 1994 when compared to the immediately preceding quarter and second quarter of 1993; a rise in mortgage rates, along with a much lower level of refinancing activity, contributed to a decline in housing sales and resales. Growth in the Mortgage Guaranty Group's premium production was affected adversely by the factors cited for title insurance, but offset positively by continued geographic expansion and increasing renewal premiums.

The General Insurance Group's net premiums earned increased 6.6% to $441.1 million in the first half of 1994. The Title Insurance Group reported premiums and fees in the first half of $214.8 million, up from $203.1 million in the year-ago period. The Mortgage Guaranty Group continued to experience double-digit growth in production and reported net premiums earned of $63.4 million, an increase of 47.4%. For the year's second quarter, premium and fees grew (declined) by 11.9% for general insurance, (11.1%) for title insurance and 44.2% for mortgage guaranty. Life and health premiums also rose during these 1994 periods but remained below 3% of consolidated premiums and fees.

Consolidated net investment income was $110.3 million in the first half of 1994 and $55.1 million in the second quarter of 1994, reflecting flat to slightly lower levels when compared to corresponding 1993 periods. While invested assets have grown as a results of positive operating cash flow, the benefits of the greater investment base have been offset in part by a greater commitment to tax-exempt fixed maturity securities and common stock investments that typically produce lower current yields. Equities made up about 5.9% of the investment portfolio at the end of the first half of 1994 compared to 4.7% one year ago. The average annual yield on investments was 6.1% and 6.6% for the six months ended June 30, 1994 and 1993, respectively.

While the Company's investment policies have not been designed to maximize capital gains, in the first six months of 1994 such gains were lower than those for the comparable period in 1993. Dispositions of securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of monitoring its investments with a view toward maximizing the quality of its portfolio. For the first six months of 1994, approximately 73% of total dispositions represented maturities and early calls of existing holdings; for the year 1993 these transactions amounted to approximately 58%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 54% and 57% in the first six months of 1994 and 1993, respectively. For the second quarter of each year these ratios were 53% in 1994 and 54% in 1993. Claims for property and liability coverages were slightly lower in 1994 due to a decline in claim frequency and reduced losses from involuntary pool assessments. Mortgage Guaranty claim costs increased, mainly in California, while the Title and Life segments benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 48% and 45% in the first six months of 1994 and 1993, respectively. These ratios were 48% and 46% for the second quarters of 1994 and 1993, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. While Title segment operating expenses were being reduced during this year's second quarter, most of the benefits from these cost reductions are expected in succeeding quarters.

Income from Operations:
Income before taxes, other items, and the cumulative effect of accounting changes decreased by 3.8% in the first half of 1994 when compared to the same period one year ago; for the second quarter of 1994, pre-tax income decreased by 15.4% when compared to the same period in 1993. In the 1994 second quarter, the Corporation's General and Mortgage Guaranty segments reflected higher pre-tax operating earnings, the Life segment reported basically level to slightly lower pre-tax earnings from operations, and the Title segment posted lower pre-tax earnings for the aforementioned reasons. For the first half of the year the same patterns prevailed.

The effective consolidated income tax rate was 32% and 31% in the first six months of 1994 and 1993, respectively and 32% in the second quarter of both 1994 and 1993. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993. The 1993 income tax rate increase was recorded by the Company in its third quarter 1993 financial statements on a cumulative basis as required in the circumstances. Accordingly, the effective income tax expenses for the first half of 1993 and 1994 are not comparable. The effective income tax rate for all of 1993 was 32%.


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

                    OLD  REPUBLIC  INTERNATIONAL CORPORATION
                                  FORM  10 - Q
                         PART  II  -  OTHER  INFORMATION

- -------------------------------------------------------------------------------


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a) The annual meeting of registrant's shareholders was held on May 13, 1994.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c) At the meeting, the shareholders voted on the following matters:

    1. The election of five Class I directors. There were at least 68,579,679 affirmative votes for each director and no more than 430,139 votes withheld.

    2. The approval of an amendment to the Company's Restated Certificate of Incorporation to change the par value of the Company's Preferred Stock to one cent per share. There were 67,818,312 votes for the amendement, 399,291 votes against the amendment and 718,984 votes that abstained from voting.


Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

(a) Exhibits
    1. Earnings per share.

(b) Reports on Form 8-K
    1. The registrant has not filed any reports on Form 8-K during the quarter for which this report was filed.

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





                                         Old Republic International Corporation
                                         --------------------------------------
                                                      (Registrant)





Date:  August 12, 1994
      ----------------






                                                     /s/ Paul D. Adams
                                            -----------------------------------
                                                        P. D.  Adams
                                                  Senior Vice President &
                                                  Chief Financial Officer