Form 10-Q
period 1994-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1994-11-14
CIK 74260

                   SECURITIES  AND  EXCHANGE  COMMISSION
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                               FORM  10 - Q

[ X ]  Quarterly report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 1934 for the quarterly period ended September 30, 1994 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
 Exchange Act of 19

Commission File Number  0-4625

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                 -----------------------------------------
          (Exact name of registrant as specified in its charter)


        Delaware                                      No. 36-2678171
- ---------------------------                ----------------------------------
(State or other jurisdiction of            (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois                      60601
- -----------------------------------------------------------------------------
(Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code:  312-346-8100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes     X         No
            -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                 Shares Outstanding
             Class                               September 30, 1994
  ---------------------------                    ------------------
  Common Stock / $1 par value                       51,910,805  *


* Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.


               There are 11 pages contained in this report.

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION

                 Report on Form 10-Q / September 30, 1994

                                   INDEX
- -----------------------------------------------------------------------------


                                                                  PAGE  NO.
                                                                  ---------

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

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                4

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS           5

          NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS      6

          MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
             RESULTS OF OPERATIONS                                   7 & 8

PART  II  OTHER  INFORMATION                                        9 - 11

                                             OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                 CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                                                                ($ in Millions)
  ---------------------------------------------------------------------------------------------------------------

                                                                                     September 30, December 31,
                                                                                         1994          1993
                                                                                     ------------  ------------
               Assets

  Investments: Held to maturity:
                 Fixed maturity securities (at amortized cost)
                  (Fair value: $2,555.9 and $2,599.3)                                   $2,653.5      $2,509.8
                 Other long-term investments                                                27.2          19.8
                                                                                     ------------  ------------
               Total                                                                     2,680.7       2,529.6
                                                                                     ------------  ------------
               Available for sale:
                 Fixed maturity securities (at fair value) (Cost: $594.5 and $616.5)       576.3         642.4
                 Equity securities (at fair value) (Cost: $247.6 and $180.5)               256.9         191.9
                 Short-term investments                                                    225.6         254.3
                                                                                     ------------  ------------
                 Total                                                                   1,058.9       1,088.7
                                                                                     ------------  ------------
               Total investments                                                         3,739.7       3,618.4
                                                                                     ------------  ------------

  Other Assets:Cash                                                                         32.1          43.9
               Accrued investment income                                                    64.8          60.6
               Accounts and notes receivable                                               306.0         288.3
               Federal income tax recoverable - deferred                                    84.6          83.2
               Reinsurance balances and funds held                                         151.9         165.8
               Reinsurance recoverable:
                 Paid losses                                                                34.6          20.2
                 Policy and claim reserves                                               1,553.0       1,524.2
               Deferred policy acquisition costs                                           100.4          95.5
               Sundry assets                                                               198.5         197.7
                                                                                     ------------  ------------
                                                                                         2,526.4       2,479.8
                                                                                     ------------  ------------
                   Total assets                                                         $6,266.1      $6,098.3
                                                                                     ============  ============


  -------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                     $188.7        $190.1
               Losses, claims and settlement expenses                                    3,538.2       3,405.6
               Unearned premiums                                                           401.2         419.2
               Other policyholders' benefits and funds                                      76.2          82.9
                                                                                     ------------  ------------
                   Insurance reserves                                                    4,204.5       4,097.9

               Commissions, expenses, fees and taxes                                       103.9         105.8
               Reinsurance balances and funds                                              183.1         169.5
               Federal income tax payable - current                                          7.4          14.8
               Debt and debt equivalents                                                   291.7         282.7
               Sundry liabilities                                                           88.1          92.4
                                                                                     ------------  ------------
                   Total liabilities                                                     4,879.0       4,763.3
                                                                                     ------------  ------------

  Preferred    Redeemable convertible preferred stock                                       17.0          16.6
  Stock:       Convertible preferred stock                                                   3.9           3.9
               Cumulative preferred stock                                                   54.8          57.5
                                                                                     ------------  ------------
                   Total preferred stock                                                    75.7          78.0
                                                                                     ------------  ------------

  Common       Common stock                                                                 57.6          57.5
  Shareholders'Additional paid-in capital                                                  456.6         455.2
  Equity:      Net unrealized appreciation of securities                                    (4.4)         25.2
               Retained earnings                                                           833.5         750.2
               Treasury stock                                                              (32.1)        (31.3)
                                                                                     ------------  ------------
                   Total common shareholders' equity                                     1,311.3       1,256.9
                                                                                     ------------  ------------
                   Total liabilities, preferred stock
                      and common shareholders' equity                                   $6,266.1      $6,098.3
                                                                                     ============  ============


  See accompanying notes.

                                               OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                              CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME  (Unaudited)
                                                       ($ in Millions, Except Common Share Data)
  ---------------------------------------------------------------------------------------------------------------
                                                                      Quarters Ended           Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------  -----------------------
                                                                      1994        1993         1994        1993
                                                                  ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                                  $310.0      $312.1       $967.8      $898.5
                 Title, escrow and other fees                           31.4        52.6        112.6       141.2
                 Net investment income                                  56.8        53.6        167.2       163.5
                 Realized investment gains                               0.8         7.8          6.7        25.8
                 Other income                                            4.6        10.0         14.4        21.1
                                                                  ----------- -----------  ----------- -----------
                     Net revenues                                      403.9       436.2      1,268.9     1,250.2
                                                                  ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses              181.1       196.6        578.0       584.1
                 Underwriting, acquisition and insurance expenses      160.2       174.2        512.8       480.3
                 Interest and other expenses                             5.7         6.0         17.1        18.3
                                                                  ----------- -----------  ----------- -----------
                     Total expenses                                    347.2       376.9      1,108.0     1,082.8
                                                                  ----------- -----------  ----------- -----------
                 Income before income taxes and items below             56.7        59.3        160.8       167.4
                                                                  ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                      12.9        19.9         36.0        48.9
                 Deferred                                                5.7        (2.1)        16.6         2.7
                                                                  ----------- -----------  ----------- -----------
                     Total income taxes                                 18.7        17.8         52.6        51.7
                                                                  ----------- -----------  ----------- -----------
                                                                        38.0        41.5        108.1       115.7
                 Other items - net                                      (0.1)        ---         (0.1)        0.2
                                                                  ----------- -----------  ----------- -----------
                 Income before cumulative effect
                    of accounting changes                               37.8        41.4        108.0       116.0
                 Cumulative effect of accounting changes                 ---         ---          ---         8.6
                                                                  ----------- -----------  ----------- -----------

  Net Income:                                                          $37.8       $41.4       $108.0      $124.7
                                                                 ============ ===========  =========== ===========


  Earnings and   Primary Earnings:
  Dividends Per     Before cumulative effect of accounting changes     $0.64       $0.70        $1.82       $1.97
  Common Share:     Cumulative effect of accounting changes              ---         ---          ---        0.15
                                                                  ----------- -----------  ----------- -----------
                    Net income                                         $0.64       $0.70        $1.82       $2.12
                                                                  =========== ===========  =========== ===========

                 Fully Diluted Earnings:
                    Before cumulative effect of accounting changes     $0.61       $0.67        $1.74       $1.87
                    Cumulative effect of accounting changes              ---         ---          ---        0.14
                                                                  ----------- -----------  ----------- -----------
                    Net income                                         $0.61       $0.67        $1.74       $2.01
                                                                  =========== ===========  =========== ===========

                 Cash dividends                                        $0.12       $0.11        $0.35       $0.32
                                                                  =========== ===========  =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                       57,219,840  57,180,690   57,246,201  57,060,286
                                                                  =========== ===========  =========== ==========

                                    Fully Diluted                 61,669,829  61,620,439   61,697,447  61,531,612
                                                                  =========== ===========  =========== ===========



  See accompanying notes.

                                                                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                            ($ in Millions)
  ---------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                       1994           1993
                                                                                   ------------   ------------
  Cash flows from operating activities:
    Net income                                                                          $108.0         $124.7
    Change in non-cash items:
      Deferred policy acquisition costs                                                   (4.9)         (13.0)
      Premiums and other receivables                                                     (18.0)          (7.8)
      Unpaid claims and related items                                                    106.9           78.0
      Future policy benefits and policyholders' funds                                    (22.3)          44.8
      Income taxes                                                                         6.5            0.4
      Reinsurance balances and funds                                                      13.4            8.4
      Accounts payable, accrued expenses and other                                        (2.1)           8.9
                                                                                   ------------   ------------
    Total                                                                                187.4          244.6
                                                                                   ------------   ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities                                                   226.2          468.8
    Sales of equity securities                                                            19.6           56.1
    Sales of other investments                                                             3.3            2.7
    Sales of fixed assets for company use                                                  1.9            1.3
    Purchases of fixed maturity securities                                              (358.3)        (566.2)
    Purchases of equity securities                                                       (86.7)         (94.2)
    Purchases of other investments                                                        (0.8)          (4.7)
    Purchases of other long-term investments                                             (10.0)           ---
    Purchases of fixed assets for company use                                             (9.1)          (7.6)
    Other-net                                                                              2.0            3.8
                                                                                   ------------   ------------
    Total                                                                               (211.8)        (140.0)
                                                                                   ------------   ------------

  Cash flows from financing activities:
    Increase in term loans                                                                11.0            6.2
    Issuance of preferred and common stocks                                                1.4            3.8
    Issuance of debentures and notes                                                       ---            ---
    Repayments of term loans                                                              (0.4)          (6.5)
    Dividends on common shares                                                           (18.2)         (15.9)
    Dividends on preferred shares                                                         (6.2)          (6.2)
    Purchase of treasury stock                                                            (0.8)           ---
    Purchase of cumulative preferred stock                                                (2.6)           ---
    Other-net                                                                             (0.2)           7.7
                                                                                   ------------   ------------
    Total                                                                                (16.1)         (10.9)
                                                                                   ------------   ------------

  Increase (decrease) in cash and short-term investments                                 (40.5)          93.6
    Cash and short-term investments, beginning of year                                   298.3          280.7
                                                                                   ------------   ------------
    Cash and short-term investments, end of period                                      $257.8         $374.4
                                                                                   ============   ============


  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                           $13.6          $13.4
                                                                                   ============   ============
      Income taxes                                                                       $43.3          $44.6
                                                                                   ============   ============

See accompanying notes


                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
    NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                    ($ in Millions, Except Share Data)
- -----------------------------------------------------------------------------

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


2.   Common Share Data:

     Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and nine months ended September 30, 1994 and 1993. Retroactive adjustment has been made for all stock dividends and splits declared through September 30, 1994. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $3.7 for the quarter and nine months ended September 30, 1994, respectively and $1.2 and $3.9 for the quarter and nine months ended September 30, 1993, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

     Common shares outstanding were 51,910,805 at September 30, 1994 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized losses on investments (fixed maturity securities available for sale and equity securities) debited to a separate account in common shareholders' equity amounted to $4.4 at September 30, 1994. Unrealized depreciation of investments, before applicable income tax credits of $2.8, at September 30, 1994 included gross unrealized gains and (losses) of $17.4 and $(24.6), respectively.

     For the nine months ended September 30, 1994 and 1993, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(29.7) and $24.6, respectively.

                  OLD REPUBLIC INTERNATIONAL CORPORATION
    MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
               Nine Months Ended September 30, 1994 and 1993
- -----------------------------------------------------------------------------

                                 OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.

                            FINANCIAL POSITION

Old Republic's financial position at September 30, 1994 reflected increases in assets of 2.8%, liabilities of 2.4%, and common shareholders' equity of 4.3% when compared to the immediately preceding year-end. Cash and invested assets represented 61.2% and 61.0% of consolidated assets as of September 30, 1994 and December 31, 1993, respectively. Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1994 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1994, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds." During the first nine months of 1994, Old Republic increased its commitment to common stock investments which reflected growth of 33.8% vis-a-vis the related invested balance at year-end 1993. As of September 30, 1994, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity. During the first nine months of 1994, the market value of Old Republic's consolidated fixed maturity securities portfolio declined by approximately $231.1 million. In management's opinion, this decline has no practical effect on the Corporation's business since positive operating cash flow and cash provided by scheduled maturities are more than sufficient to meet foreseeable cash flow needs.

Consolidated operations produced positive cash flows in the first nine months of 1994. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.6 billion at September 30, 1994 consisted of debt and debt equivalents of $291.7 million, redeemable convertible preferred stock of $17.0 million (excluding $13.8 million of such stock classified as a debt equivalent), convertible preferred stock of $3.9 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.31 billion. The rise in the common shareholders' equity account during the nine months ended September 30, 1994 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and the net unrealized depreciation of securities. During the second quarter of 1994, the Corporation acquired $.8 million of common stock and $13 thousand of cumulative preferred stock. During the third quarter of 1994, the Corporation acquired an additional $2.6 million of cumulative preferred stock.



                           RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first nine months of 1994 amounted to $1.08 billion and were 3.9% above the amount reported for the first nine months of 1993. For the third quarter of 1994, net premiums and fees earned amounted to $341.5 million and were 6.4% below the amount reported for the third quarter of 1993. For the third quarter of 1994, the Company's General Insurance Group posted a decrease in premium revenues due to the elimination since 1993 of crop insurance coverages and reduced volume from the Company's participation in workers' compensation insurance pools. Title Group premium and fee revenues declined in the third quarter of 1994 when compared to the immediately preceding quarter and third quarter of 1993; a rise in mortgage rates, depressed conditions in the large California housing market in particular, and the much lower level of refinancing activity, contributed to a decline in mortgage originations. Growth in the Mortgage Guaranty Group's premium production was affected adversely by the factors cited for title insurance, but offset positively by continued geographic expansion and higher renewal premiums.

The General Insurance Group's net premiums earned increased 2.9% to $647.3 million in the first nine months of 1994. The Title

Insurance Group reported premiums and fees in the first nine months of $304.7 million, down from $319.5 million in the year-ago period. The Mortgage Guaranty Group continued to experience double-digit growth, reporting net premiums earned of $98.3 million, an increase of 43.7%. For the year's third quarter, premium and fees grew (declined) by (4.4%) for general insurance, (22.7%) for title insurance and 37.3% for mortgage guaranty. Life and health premiums also rose during these 1994 periods but remained below 3.0% of consolidated premiums and fees.

Consolidated net investment income was $167.2 million in the first nine months of 1994 and $56.8 million in the third quarter of 1994, reflecting slightly higher levels when compared to corresponding 1993 periods. While invested assets have grown as a result of positive operating cash flow, the benefits of the greater investment base have been offset in part by a greater commitment to tax-exempt fixed maturity securities and common stock investments that typically produce lower current yields. Equities made up about 6.8% of the investment portfolio at the end of the first nine months of 1994 compared to 4.5% one year ago. The average annual yield on investments was 6.1% and 6.5% for the nine months ended September 30, 1994 and 1993, respectively.

While the Company's investment policies have not been designed to maximize capital gains, in the first nine months of 1994 such gains were lower than those for the comparable period in 1993. Dispositions of securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of monitoring its investments with a view toward maximizing the quality of its portfolio. For the first nine months of 1994, approximately 71% of total dispositions represented maturities and early calls of existing holdings; for the year 1993 these transactions amounted to approximately 58%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 54% and 56% in the first nine months of 1994 and 1993, respectively. For the third quarter of each year these ratios were 53% in 1994 and 54% in 1993. Claims for property and liability coverages were slightly lower in 1994 due to a decline in claim frequency and reduced losses from involuntary pool assessments. Mortgage Guaranty claim costs decreased due to a decline in loan defaults in most parts of the U.S., while the Title and Life segments benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 47% and 46% in the first nine months of 1994 and 1993, respectively. These ratios were 47% in the third quarters of 1994 and 1993. The consolidated expense ratio was affected in part by higher Mortgage Guaranty and Life insurance segments production costs, stable costs in the General insurance segment. In the Title insurance segment expenses trended down but the reduction has been insufficient to offset a larger drop in operating revenues. Variations in these consolidated percentages between comparative periods also typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations:
Income before taxes, other items, and the cumulative effect of accounting changes decreased by 3.9% in the first nine months of 1994 when compared to the same period one year ago; for the third quarter of 1994, pre-tax income decreased by 4.3% when compared to the same period in 1993. In the 1994 third quarter, the Corporation's General, Mortgage Guaranty and Life segments reflected higher pre-tax operating earnings and the Title segment posted a pre-tax loss for the aforementioned reasons. For the first nine months of the year the same patterns prevailed, although the Title segment operated profitably but at a much lower rate.


The effective consolidated income tax rate was approximately 32% and 31% in the first nine months of 1994 and 1993, respectively and 33% and 30% in the third quarter of both 1994 and 1993, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993. The 1993 income tax rate increase was recorded by the Company in its third quarter 1993 financial statements on a cumulative basis as required in the circumstances; net income benefitted by approximately $1.5 million or $0.02 per share as a result. Accordingly, the effective income tax expenses for the first half of 1993 and 1994 are not comparable. The effective income tax rate for all of 1993 was approximately 32%.


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

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                               FORM  10 - Q
                      PART  II  -  OTHER  INFORMATION
- -----------------------------------------------------------------------------



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





                                     Old Republic International Corporation
                                     --------------------------------------
                                                 (Registrant)





   Date   November 11, 1994
         ------------------






                                                 /s/ Paul D. Adams
                                       ------------------------------------
                                                   P.  D.  Adams
                                              Senior Vice President &
                                              Chief Financial Officer