Form 10-K
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-03-30
CIK 74260

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended: December 31, 1994
                                          OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from___________________to____________________
  Commission File Number: 0-4625

                        OLD REPUBLIC INTERNATIONAL CORPORATION
                _____________________________________________________
                (Exact name of registrant as specified in its charter)

           Delaware                                  No. 36-2678171
___________________________________        _________________________________
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois                 60601
____________________________________________     __________________________
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:


                                    Share/Par Value        Name of each
                                      Outstanding           exchange on
Title of each class                February 28, 1995     which registered
___________________                _________________  _______________________
5 3/4% Convertible Subordinated
  Debentures Due August 15, 2002 $110,000,000 New York Stock Exchange 8 3/4% Series H Cumulative
  Preferred Stock                        2,192,100    New York Stock Exchange
Common Stock/$1 par value               51,662,452*   New York Stock Exchange

(*) Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X/No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 28, 1995 was $1,278,645,687.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                     Title                                   Part

Proxy statement for the 1995 Annual
     Meeting of Shareholders                     III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit
     index (page 51)                                      IV, Item 14

                           _________________________________
                           There are 53 pages in this report

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

                                                    ($ in Millions)
                               -----------------------------------------------------
                                               Years Ended December 31,
                               -----------------------------------------------------
                                     Net Revenues (b)      Income(Loss) Before Taxes
                               --------------------------  -------------------------
                                 1994     1993     1992      1994     1993     1992
                               -------- -------- --------  -------  ------- --------
   General. . . . . . . . . .  $1,051.4 $1,058.5 $1,001.8  $ 154.2  $ 124.5 $  118.7
   Title. . . . . . . . . . .     404.7    467.9    412.8      (.2)    32.1     26.9
   Mortgage Guaranty. . . . .     158.3    118.6     78.8     78.3     61.3     43.8
   Life . . . . . . . . . . .      55.7     49.5     60.0      6.4      6.5     18.9
   Other Operations - Net . .        .9      1.3       .6    (20.6)   (21.4)   (20.5)
                               -------- -------- --------  -------  ------- --------
   Subtotal . . . . . . . . .   1,671.2  1,696.0  1,554.2    218.1    203.0    187.9
   Realized Investment Gains.       7.7     40.2     62.8      7.7     40.2     62.8
                               -------- -------- --------  -------  ------- --------
   Total. . . . . . . . . . .  $1,679.0 $1,736.3 $1,617.0  $ 225.8  $ 243.3 $  250.7
                               ======== ======== ========  =======  ======= ========

                                                              Assets at December 31,
                                                           ----------------------------
                                                            1994(c)   1993(c)    1992
                                                           --------  --------  --------
   General. . . . . . . . . . . . . . . . . . . . . . . .  $5,199.9  $5,075.1  $3,292.1
   Title. . . . . . . . . . . . . . . . . . . . . . . . .     402.4     402.7     373.3
   Mortgage Guaranty. . . . . . . . . . . . . . . . . . .     487.8     408.3     288.0
   Life . . . . . . . . . . . . . . . . . . . . . . . . .     322.7     336.8     292.6
                                                           --------  --------  --------
   Total. . . . . . . . . . . . . . . . . . . . . . . . .  $6,262.9  $6,098.3  $4,141.6
                                                           ========  ========  ========
----------
(a)Reference is made to the table in Note 7 of the Notes to Consolidated Financial Statements,
   incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b)Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(c)See Item 6 - Selected Financial Data, note (b)

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

   The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.
   During the past ten years, the Corporation has steadily diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1994, production of direct workers' compensation premiums accounted for 33.1% of consolidated direct premiums written by the General Insurance Group. For the same year, general liability and commercial automobile (principally trucking) direct insurance premiums amounted to 11.2% and 33.9%, respectively, of consolidated direct premiums written.
   During the past decade, specialty programs have also been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and LPG gas operations.
   The Corporation assumes (on both treaty and facultative bases) a moderate amount of reinsurance business underwritten by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

   Property and Other Coverages: Old Republic's property insurance business includes physical damage insurance on commercial automobile and trucking risks. A small volume of business is represented by fire and other physical perils for houses and commercial properties. All such insurance is produced through agents or financial intermediaries, such as finance companies, and on a reinsurance assumed basis.
   Fidelity and surety coverages are underwritten through agents by the Old Republic Surety Group, Inc.
   Old Republic Insured Credit Services, Inc., a wholly-owned subsidiary, has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks and thrift institutions. This coverage provides lenders with a guaranty against defaults on home equity and home improvement loans and installment sales contracts.
   Auto Warranty and Home Warranty, while still relatively small businesses, are marketed directly by Old Republic through its own employees.

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

   Mortgage Guaranty Insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 19% by savings and loan associations, 71% by commercial bankers and the remaining 10% through other lenders. Increased failures of savings and loan associations and other types of lending institutions have not had and should not have a bearing on the mortgage guaranty or other coverages in the Corporation's business since the profitability of its insurance products is not tied to any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place. The Corporation's mortgage guaranty insurance in force at December 31, 1994, was originally produced by approximately 3,200 different lending institutions and about 1,900 such institutions originated business in 1994.
   Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 85% of the residential real estate loan insurance in force at December 31, 1994, has been written under annual premium plans. However, the monthly premium plan, a new product that was introduced last year, accounted for approximately 42% of the new business written in 1994.
   The Corporation limits its residential real estate insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender, but the master policy does not obligate the Corporation to issue insurance on any particular loan. To obtain insurance on a specific mortgage loan, an approved lender submits an application, supported by a copy of the borrower's loan application, an appraisal report on the property by either the lender or an independent appraiser, a written credit report on the borrower, an affidavit of the borrower's equity and certain other information. The underwriting department reviews this material and approves or rejects the application, usually on the day it is received. The Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation. Upon approval of an application for insurance of a loan, the Corporation issues a commitment to insure the loan; this is followed by a certificate of insurance when the loan is consummated.

                                 Life Insurance Group

   Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through consumer finance companies, banks, savings and loan associations and automobile dealers. Approximately one-half of the borrowers insured under consumer credit life insurance are also covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled.
   Old Republic has written various conventional life, disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, and owners of small businesses.

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

                         Consolidated Underwriting Statistics

   The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Title, and Mortgage Guaranty insurance groups, and disability/accident & health coverages underwritten directly or through reinsurance in both the Life and General Insurance groups; 2) a summary of net retained life insurance in force at the end of the years shown:

--------------------------------------------------------------------------------
                                                        ($ in Millions)
                                              -----------------------------------
                                                   Years Ended December 31,
                                              -----------------------------------
                                                 1994         1993        1992
                                              ---------    ---------    ---------
General Insurance Group:
 Overall Experience:
 Net Premiums Written. . . . . . . . . . . .  $   851.6    $   876.7    $   799.8
 Net Premiums Earned (a) . . . . . . . . . .  $   860.6    $   866.3    $   806.2
 Loss Ratio. . . . . . . . . . . . . . . . .        76%          81%          76%
 Policyholders' Dividend Ratio . . . . . . .         1%         (1)%           5%
 Expense Ratio(a). . . . . . . . . . . . . .        26%          26%          27%
                                              ---------    ---------    ---------
 Composite Ratio . . . . . . . . . . . . . .       103%         106%         108%
                                              =========    =========    =========

 Experience by Major Coverages:
 Workers' Compensation:
 Net Premiums Earned (a) . . . . . . . . . .  $   239.4    $   271.1    $   261.2
 Loss Ratio. . . . . . . . . . . . . . . . .        81%          96%          79%
 Policyholders' Dividend Ratio . . . . . . .         4%         (2)%          16%
                                              =========    =========    =========

 Commercial Automobile (Principally trucking):
 Net Premiums Earned (a) . . . . . . . . . .  $   321.2    $   284.1    $   251.5
 Loss Ratio. . . . . . . . . . . . . . . . .        82%          77%          75%
                                              =========    =========    =========

 General Liability:
 Net Premiums Earned (a) . . . . . . . . . .  $    54.2    $    54.0    $    51.0
 Loss Ratio. . . . . . . . . . . . . . . . .        84%          80%          79%
                                              =========    =========    =========

 Property and Other Coverages:
 Net Premiums Earned (a) . . . . . . . . . .  $   245.7    $   257.3    $   242.6
 Loss Ratio. . . . . . . . . . . . . . . . .        62%          69%          74%
                                              =========    =========    =========

Title Insurance Group:(b)
 Net Premiums Earned . . . . . . . . . . . .  $   244.4    $   249.6    $   206.1
 Combined Net Premiums & Fees Earned . . . .  $   384.7    $   449.4    $   394.5
 Loss Ratio:To Net Premiums Earned . . . . .        18%          26%          30%
         :To Net Premiums & Fees Earned. . .        12%          15%          16%
                                              =========    =========    =========

Mortgage Guaranty Group:
 Net Premiums Earned (b) . . . . . . . . . .  $   134.5    $    96.8    $    61.6
 Loss Ratio (a)  . . . . . . . . . . . . . .        28%          26%          23%
                                              =========    =========    =========

Disability/Accident & Health (c):
 Net Premiums Earned . . . . . . . . . . . .  $    28.5    $    20.6    $    19.7
 Loss Ratio. . . . . . . . . . . . . . . . .        46%          59%          45%
                                              =========    =========    =========

Net Retained Life Insurance In Force:
 Ordinary Life . . . . . . . . . . . . . . .  $ 4,230.0    $ 4,046.7    $ 3,188.8
 Credit and Other Life . . . . . . . . . . .      193.3        239.8        326.5
                                              ---------    ---------    ---------
   Total . . . . . . . . . . . . . . . . . .  $ 4,423.4    $ 4,286.7    $ 3,515.5
                                              =========    =========    =========
---------
(a)Statutory net premiums earned and expense ratios may vary from amounts calculated pursuant to generally accepted accounting principles due to differences in the calculation of unearned premium reserves and acquisition cost under each accounting method.
(b)Amounts and ratios reported are determined pursuant to generally accepted accounting principles.
(c)Disability/accident & health data reflect the composite experience of the Life and
   General Insurance segments of business. Accordingly, the General Insurance Group composite experience includes premiums and related costs for disability/accident &
   health coverages underwritten directly or through reinsurance in such group.

   Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.

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

   The Title Insurance Group loss ratios for the years presented are relatively the same as there has been no material change in frequency and severity trends in the last three years. In 1993 and 1992, however, additional claim provisions of $13.3 million and $15.0 million, respectively, covering various escrow losses in process of final settlement increased the loss ratio compared to premiums and fees earned by 3% and 4%, respectively. The increase in the mortgage guaranty loss ratio is due to an increase in claim frequency, mostly in the California market which has been affected by an economic slowdown for the past several years.

   The increases in net ordinary life insurance in force, is attributed to the introduction beginning in 1990 of more favorably priced life products that have received greater market acceptance.

                           General Insurance Claim Reserves

   The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (such as attorneys' fees which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of the claim department) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as of December 31, 1994 and 1993 in terms of gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

   In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts of approximately $169.1, $154.3, and $149.1 million, as of December 31, 1994, 1993, and 1992, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons, and for the effect of retrospective rating and similar plans as discussed under "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein.

   The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

   The following table shows a reconciliation of consolidated property and liability beginning and ending claim reserves, and the indicated deficiencies or redundancies for the years 1984 to 1994. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. With respect to the 1985 and 1986 data in particular, the indicated deficiency pertains largely to adverse claim development for reinsurance assumed business which the Company has de-emphasized since 1986 due to unacceptably high loss ratios. Further, the reserve redundancies or deficiencies shown are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

   The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary must, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                          ($ in Millions/Percentages to Nearest Whole Point)
--------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:                1984    1985    1986    1987    1988    1989    1990    1991    1992    1993    1994
(b) Liability (1) for unpaid claims
    and claim adjustment
    expenses(2):                      $630    $743    $974  $1,130  $1,271  $1,335  $1,435  $1,540  $1,573  $1,700  $1,768
                                      ====================================================================================

(c) Paid (cumulative) as of (3):
--------------------------------
    One year later                    11%     25%     17%     18%     22%     21%     22%     25%    20%     19%      -%
    Two years later                   31      34      34      33      35      35      38      37     33      -        -
    Three years later                 35      43      45      43      45      46      46      46     -       -        -
    Four years later                  40      52      52      51      53      51      52      -      -       -        -
    Five years later                  48      56      59      57      57      57      -       -      -       -        -
    Six years later                   52      62      63      61      61      -       -       -      -       -        -
    Seven years later                 57      65      66      65      -       -       -       -      -       -        -
    Eight years later                 62      68      70      -       -       -       -       -      -       -        -
    Nine years later                  64      71      -       -       -       -       -       -      -       -        -
    Ten years later                   67%     - %     - %     - %     - %     - %     - %     - %    - %     - %      -%
                                      ===================================================================================

(d) Liability reestimated (i.e.,

    cumulative payments plus
    reestimated ending liability)
    as of (4):
    -----------------------------
    One year later                    93%    109%    103%    104%    101%     98%    100%     99%    97%     95%      -%
    Two years later                   97     120     111     104      97      99     100      97     94      -        -
    Three years later                103     117     110     100      98      98      99      96     -       -        -
    Four years later                 100     117     106     101      98      98      99      -      -       -        -
    Five years later                  96     114     108     101      99      99      -       -      -       -        -
    Six years later                   93     116     108     102      99      -       -       -      -       -        -
    Seven years later                 94     115     109     103      -       -       -       -      -       -        -
    Eight years later                 93     117     111      -       -       -       -       -      -       -        -
    Nine years later                  95     118      -       -       -       -       -       -      -       -        -
    Ten years later                   97%      -%     - %     - %     - %     - %     - %     - %    -%      - %      -%

(e) Redundancy (deficiency)(5):
   For each year-end at (a):           3%    -18%    -11%     -3%      1%      1%      1%      4%    6%      5%       -%
                                     ===================================================================================
   Average for all year-ends
   at (a):                                                                                                          0.2%
                                                                                                                    ====
----------
(1)Amounts are reported net of reinsurance recoverable. (2) Excluding unallocated loss adjustment expense reserves. (3)
   Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the Company of certain previously ceded loss reserves. (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses. (5) Most current liability reestimated (line d) as a percent of beginning liability (line b).

   The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and claim adjustment expenses (1) for each of the years shown.

                                                                                      ($ in Millions)
                                                                                (Years Ended December 31,)
                                                                               ----------------------------
                                                                                 1994      1993      1992
                                                                               --------  --------  --------
   Amount of reserves for unpaid claims and claim adjustment expenses
    at the beginning of each year, net of reinsurance losses recoverable.      $1,700.8  $1,573.9  $1,540.5
                                                                               --------  --------  --------
   Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year . . . . . . . . .         705.8     721.7     605.2
      Change in provision for insured events of prior years . . . . . . .         (89.1)    (51.6)    (20.4)
                                                                               --------  --------  --------
        Total incurred claims and claim adjustment expenses                       616.7     670.0     584.8
                                                                               --------  --------  --------
   Payments:
    Claims and claim adjustment expenses attributable to insured
       events of the current year . . . . . . . . . . . . . . . . . . . .         236.6     246.2     186.0
    Claims and claim adjustment expenses attributable to insured
      events of prior years. . . . . . . . . . . . . . . . . . . . . . .          312.4     296.9     365.3
                                                                               --------  --------  --------
        Total payments. . . . . . . . . . . . . . . . . . . . . . . . . .         549.0     543.1     551.3
                                                                               --------  --------  --------
   Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable        1,768.3   1,700.8   1,573.9
   Reinsurance losses recoverable (3) . . . . . . . . . . . . . . . . . .       1,407.4   1,403.0        -
                                                                               --------  --------  --------
   Amount of reserves for unpaid claims and claim adjustment expenses . .      $3,175.7  $3,103.8  $1,573.9
                                                                               ========  ========  ========

---------
(1)Excluding unallocated loss adjustment expense reserves.
(2)Reserves for incurred but not reported losses amounted to approximately 30.4%, 30.7% and  28.4% of the totals shown as of December 31, 1994, 1993 and 1992, respectively.
(3)See Item 6 - Selected Financial Data, note (b).

   The data in the two tables above, incorporates the Corporation's estimates for various environmental impairment and asbestos-related claim or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

   The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to cover normal claim occurrences as well as unusual exposures such as those pertaining to environmental and asbestosis claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1994 the Corporation's aggregate reserves specifically identified with these environmental and asbestosis exposures amounted to approximately $60.4 million gross, and $37.7 million net of reinsurance. Through December 31, 1994 the Corporation's historical indemnity and loss expense payments relative to these exposures have been negligible in the context of loss and loss expense payments made for all types of claims.

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

    Insurance industry associations, individual insurance companies, and others who have evaluated the potential costs of litigating and settling environmental and asbestos-type claims have noted with increasing concern the probability that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, would likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental and asbestos-related claims. In recent times the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting these types of claims. As of December 31, 1994, however, there is no solid evidence suggesting that forthcoming changes might mitigate or reduce some or all of these claims.

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

                            Consolidated Investments
                                 ($ in Millions)
                                  (December 31)
------------------------------------------------------------------------------------
                                                       1994       1993        1992
                                                    ---------  ---------   ---------
   Held to Maturity (a)
   --------------------
   Fixed Maturity Securities:
    Taxable Bonds and Notes . . . . . . . . . . .   $ 2,275.6  $ 2,231.6   $ 2,623.0
    Tax-Exempt Bonds and Notes. . . . . . . . . .       450.7      276.9       218.0
    Redeemable Preferred Stocks . . . . . . . . .          .8        1.2         5.2
                                                    ---------  ---------   ---------
                                                      2,727.2    2,509.8     2,846.3
                                                    ---------  ---------   ---------
   Other Invested Assets:
    Mortgage Loans. . . . . . . . . . . . . . . .        14.0       17.0        17.2
    Policy Loans. . . . . . . . . . . . . . . . .         2.1        2.1         2.1
    Collateral Loans. . . . . . . . . . . . . . .          .4         .5          .7
    Sundry. . . . . . . . . . . . . . . . . . . .        10.7          -           -
                                                    ---------  ---------   ---------
                                                         27.3      19.8         20.2
                                                    ---------  ---------   ---------
                                                      2,754.6    2,529.6     2,866.5
                                                    ---------  ---------   ---------

   Available for Sale (a)
   ----------------------
    Taxable Bonds and Notes (b) . . . . . . . . .       620.3      642.4           -
    Equity Securities:
      Perpetual Preferred Stocks. . . . . . . . .         4.5        3.8          .3
      Common Stocks . . . . . . . . . . . . . . .       259.2      188.0       125.5
                                                    ---------  ---------   ---------
                                                        884.1      834.3       125.9
    Short-term Investments. . . . . . . . . . . .       172.1      254.3       238.3
                                                    ---------  ---------   ---------
                                                      1,056.2    1,088.7       364.2
                                                    ---------  ---------   ---------
   Total Investments. . . . . . . . . . . . . . .   $ 3,810.8  $ 3,618.4   $ 3,230.8
                                                    =========  =========   =========
----------
(a)As indicated in note 1(c) of the Notes to Consolidated Financial Statements, during
   1993 the Company reexamined the classification of its invested assets.  1992 data has not been reclassified similarly.
(b)Consists of U.S. Government bonds and notes and convertible bonds.

--------------------------------------------------------------------------------------
                       Sources of Consolidated Investment Income
                                    ($ in Millions)
                               (Years Ended December 31)
--------------------------------------------------------------------------------------
                                                       1994        1993        1992
                                                    ---------   ---------   ---------
   Fixed Maturity Securities:
    Taxable . . . . . . . . . . . . . . . . . . .   $   189.6   $   192.6   $   190.0
    Tax-Exempt. . . . . . . . . . . . . . . . . .        18.6        12.5        14.8
    Redeemable Preferred Stocks . . . . . . . . .         -           -            .4
                                                    ---------   ---------   ---------
                                                        208.2       205.2       205.3
                                                    ---------   ---------   ---------
   Equity Securities:
    Perpetual Preferred Stocks. . . . . . . . . .          .5          .2         -
    Common Stocks . . . . . . . . . . . . . . . .         7.0         4.7         2.7
                                                    ---------   ---------   ---------
                                                          7.5         5.0         2.7
                                                    ---------   ---------   ---------
   Other Investment Income:
    Interest on Short-term Investments. . . . . .         9.7         8.7         9.8
    Sundry. . . . . . . . . . . . . . . . . . . .         7.9         7.0         8.8
                                                    ---------   ---------   ---------
                                                         17.7        15.7        18.6
                                                    ---------   ---------   ---------
   Gross Investment Income. . . . . . . . . . . .       233.6       226.0       226.7
    Less: Investment Expenses (a) . . . . . . . .         6.0         5.2         5.1
                                                    ---------   ---------   ---------
   Net Investment Income. . . . . . . . . . . . .   $   227.5   $   220.7   $   221.5
                                                    =========   =========   =========
----------
(a)Investment expenses include interest expense of approximately $0.7 in 1994, $0.7 in
   1993 and  $1.0 in 1992, relating to reinsurance agreements and retrospective premium adjustment contracts of insurance subsidiaries.  Substantially all other expenses consist of salaries and investment service fees.

   For at least the past 25 years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1994 and December 31, 1993, total investments in default as to principal and/or interest amounted to less than 1% of consolidated assets.

   The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of investment gains. While the amount of portfolio turnover varies from year to year, dispositions of portfolio investments held to maturity are generally caused by: 1) calls prior to maturity by issuers; and 2) the Company's ongoing process of monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio.

   Effective January 1, 1993, the Company reevaluated the classification of its invested assets as to those it (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed-maturity securities), (2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). As a result, the Company's invested assets have been reclassified as either "held to maturity" or "available for sale" as of December 31, 1994 and 1993.

   The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1994 and December 31, 1993, are shown in the following tables. These investments, $3.3 billion and $3.1 billion at December 31, 1994 and 1993, respectively, represented approximately 53% and 52%, respectively, of consolidated assets, and 69% and 66%, respectively, of consolidated liabilities as of such dates.

-----------------------------------------------------------------------------------------------
                                Independent Ratings (a)
-----------------------------------------------------------------------------------------------


                                                                  December 31,
                                                           ------------------------------
                                                              1994                 1993
                                                           ----------           ----------
                                                                 (% of total portfolio)

   Aaa. . . . . . . . . . . . . . . . . . . . . . . . . . .   30.1%                30.2%
   Aa . . . . . . . . . . . . . . . . . . . . . . . . . . .   28.8                 26.9
   A. . . . . . . . . . . . . . . . . . . . . . . . . . . .   33.1                 33.8
   Baa. . . . . . . . . . . . . . . . . . . . . . . . . . .    6.9                  8.2
                                                           ----------           ----------
    Total investment grade. . . . . . . . . . . . . . . . .   98.9                 99.1
   All others (b) . . . . . . . . . . . . . . . . . . . . .    1.1                   .9
                                                           ----------           ----------
    Total.. . . . . . . . . . . . . . . . . . . . . . . . .  100.0%               100.0%
                                                           ==========           ==========


(a)Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard &
   Poor's and converted to the equivalent Moody's rating.
(b)"All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

------------------------------------------------------------------------------------------
                              Maturity Distribution
-----------------------------------------------------------------------------------------------

                                                                  December 31,
                                                           -------------------------------
                                                              1994            1993
                                                           ----------      ----------
                                                             (% of total portfolio)

   Due in one year or less. . . . . . . . . . . . . . . . .    5.2%            4.4%
   Due after one year through five years. . . . . . . . . .   42.0            37.5
   Due after five years through ten years . . . . . . . . .   50.1            55.9
   Due after ten years through fifteen years. . . . . . . .    1.4              .9
   Due after fifteen years. . . . . . . . . . . . . . . . .    1.3             1.3
                                                           ---------       ---------
                                                             100.0%          100.0%
                                                           =========       =========

   Average life (years) . . . . . . . . . . . . . . . . . .    5.1             5.3
                                                           =========       =========

-----------------------------------------------------------------------------------------------

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

   A small portion of Old Republic's consolidated insurance premium volume, particularly in its General and Life Insurance Groups, is produced by the mass marketing of specially designed insurance products through consumer-oriented businesses such as consumer finance companies, banks, savings and loan associations, mortgage bankers, automobile dealers, and consumer products dealers. The Corporation has designed ancillary products, such as credit disability, joint life, loan credit guaranty insurance, and property insurance on loan collateral, for sale through the same sources as its other products. Through the combination of these marketing channels, Old Republic is afforded access to large volume markets without having to invest large sums for mailing, advertising, and other acquisition expenses, or for establishing and administering a large sales organization. No single source accounted for over 10% of Old Republic's premium volume in 1994.

   A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 217 Company offices located in 29 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for the services. During 1994, approximately 54% of title insurance premiums and fees was accounted for by policies issued by agents and underwritten title companies.

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

   Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

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

   Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, loan credit guaranty, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.

   At least one insurance subsidiary of Old Republic is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; title insurance operations, however, are licensed to do business in 48 states and the District of Columbia, while mortgage insurance subsidiaries are licensed in 49 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

---------------------------------------------------------------------------------
              Geographical Distribution of Direct Premiums Written
---------------------------------------------------------------------------------

                                                   1994        1993        1992
                                                 --------    --------    --------
United States:
 Northeast . . . . . . . . . . . . . . . . . . .     5.3%        4.7%       4.2%
 Mid-Atlantic. . . . . . . . . . . . . . . . . .    10.0        10.6       11.2
 Southeast . . . . . . . . . . . . . . . . . . .    16.2        15.5       15.5
 Southwest . . . . . . . . . . . . . . . . . . .    14.3        14.1       13.5
 East North Central. . . . . . . . . . . . . . .    16.2        14.7       14.7
 West North Central. . . . . . . . . . . . . . .    15.2        16.3       16.0
 Mountain. . . . . . . . . . . . . . . . . . . .     8.4         8.0        7.3
 Western . . . . . . . . . . . . . . . . . . . .    12.5        14.6       15.8
Foreign (Principally Canada) . . . . . . . . . .     1.9         1.5        1.8
                                                 --------    --------   --------
    Total. . . . . . . . . . . . . . . . . . . .   100.0%      100.0%     100.0%
                                                 ========    ========   ========

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

   Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): fire and other physical perils-$300,000; accident and health-$15,000; workers' compensation-$1,000,000; other liability coverages-$600,000; and loan credit guaranty-$200,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $20,000. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250,000.

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

   Most of the Company's savings and loan association customers for mortgage guaranty insurance are governed by the regulations of the Federal Home Loan Bank Board. A regulation of that Board prohibits savings and loan associations from insuring any loan with a mortgage insurance company if certain relationships exist between such mortgage insurance company and the savings and loan association. Generally, a savings and loan association may not obtain insurance from any mortgage insurance company if (1) any commission, fee or other compensation is paid to the savings and loan association or any of its officers, directors, employees or affiliates, (2) a savings account is maintained by the mortgage insurance company with such savings and loan association, (3) any officer or employee of the mortgage insurance company or its parent company is a director, officer or controlling person of the savings and loan association, or (4) either (a) the association or any director, officer, controlling person or affiliate holds equity securities of the mortgage insurance company or any parent company thereof having a cost in excess of $50,000 or representing more than one percent of any class of equity securities of the company, if its assets are less than $50 million, or one-half percent, if the assets equal or exceed $50 million, or (b) the association and all of its directors, officers, controlling persons or affiliates in the aggregate own equity securities of the mortgage insurance company having a cost in excess of $100,000, or two percent of a company the assets of which are less than $50 million, or one percent, if the assets equal or exceed $50 million.

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

(g) Employees. As of December 31, 1994, Old Republic employed approximately 5,400 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.


Item 2-Properties

   The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 62% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1994 was approximately $12.7 million, and mortgages thereagainst aggregated $.2 million as of the same date.


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


Item 4-Submission of Matters to a Vote of Security Holders

   None


Item 4(a)-Executive Officers of the Registrant

Name                        Age       Position
------------------------    ---       ----------------------------------
Paul D. Adams               49        Senior Vice President, Chief Financial
                                      Officer since 1990 and Treasurer since
                                      1993.

Anthony F. Colao            67        Senior Vice President, and Director
                                      since 1987.

Spencer LeRoy, III          48        Senior Vice President, General Counsel,
                                     and Secretary since 1992.

William F. Schumann         55        Senior Vice President since 1989.
                                      President since 1974 of Old Republic
                                      Insured Credit Services, Inc., a
                                      wholly-owned subsidiary.

William A. Simpson          53        Senior Vice President/Mortgage
                                      Guaranty, and Director since 1980.
                                      President since 1972 of Republic
                                      Mortgage Insurance Company, a
                                      wholly-owned subsidiary.

A. C. Zucaro                55        Chief Executive Officer, President,
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

                                        PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters


   The Company's common stock is traded on the New York Stock Exchange under
the symbol "ORI".   The high and low closing prices as reported on the New
York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:


                                                       Closing Price         Cash
                                                     ----------------
                                                      High       Low     Dividends
                                                     ------    ------    ---------
1st quarter 1993 . . . . . . . . . . . . . . . . .   $27.00    $24.50     $   .10
2nd quarter 1993 . . . . . . . . . . . . . . . . .    26.13     21.63         .11
3rd quarter 1993 . . . . . . . . . . . . . . . . .    27.38     23.00         .11
4th quarter 1993 . . . . . . . . . . . . . . . . .   $25.50    $21.88     $   .11
                                                     ======    ======     =======

1st quarter 1994 . . . . . . . . . . . . . . . . .   $24.38    $22.00     $   .11
2nd quarter 1994 . . . . . . . . . . . . . . . . .    23.38     21.88         .12
3rd quarter 1994 . . . . . . . . . . . . . . . . .    23.00     20.88         .12
4th quarter 1994 . . . . . . . . . . . . . . . . .   $21.88    $18.88     $   .12
                                                     ======    ======     =======

   As of January 31, 1995, there were 3,799 registered holders of the Company's Common Stock. See Notes 4(b) and 4(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1994.

Item 6-Selected Financial Data
(All amounts, except common share data, are expressed in millions) (Years Ended December 31)

---------------------------------------------------------------------------------------------------
                                        1994         1993         1992         1991         1990
                                     ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION:
 Cash and Invested Assets (a)        $  3,906.4   $  3,723.0   $  3,332.5   $  2,933.7   $  2,614.7
 Other Assets (b)  . . . .              2,356.5      2,375.3        809.1        779.5        713.7
      Total Assets . . . .              6,262.9      6,098.3      4,141.6      3,713.2      3,328.5
 Liabilities, Other than Debt (b)       4,543.4      4,480.5      2,698.0      2,503.0      2,318.3
 Debt and Debt Equivalents                314.7        282.7        277.8        247.6        220.7
      Total Liabilities. .              4,858.1      4,763.3      2,975.8      2,750.6      2,539.1
 Preferred Stock . . . . .                 75.4         78.0         80.8         80.8         24.5
 Common Shareholders' Equity            1,329.3      1,256.9      1,084.9        881.7        764.8
      Total Capitalization (c)       $  1,719.5   $  1,617.7   $  1,443.6   $  1,210.2   $  1,010.1
                                     ==========   ==========   ==========   ==========   ==========

---------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
 Net Premiums and Fees Earned        $  1,423.2   $  1,445.7   $  1,291.9   $  1,113.4   $  1,013.4
 Net Investment and Other Income          248.0        250.2        262.3        239.9        228.2
 Realized Investment Gains                  7.7         40.2         62.8         21.1          1.0
      Net Revenues . . . .              1,679.0      1,736.3      1,617.0      1,374.5      1,242.7
 Benefits, Claims, Settlement
  Expenses and Dividends .                761.2        811.3        752.1        691.8        632.9
 Underwriting and Other Expenses          691.9        681.6        614.2        507.3        476.9
      Income Taxes (d) . .                 73.4         78.0         75.0         45.2         28.9
 Income Before Item Below.                151.0        166.4        174.7        131.0        104.6
 Accounting Changes (e). .                  -            8.6          -            -            -
                                     ----------   ----------   ----------   ----------   ----------
      Net Income . . . . .           $    151.0   $    175.1   $    174.7   $    131.0   $    104.6
                                     ==========   ==========   ==========   ==========   ==========

---------------------------------------------------------------------------------------------------

COMMON SHARE DATA (f):
 Net Income:
 Primary Earnings (g):
  Income Before Item Below           $     2.55   $     2.83   $     3.09   $     2.48   $     2.02
  Accounting Changes . . .                   -           .15           -            -            -
                                     ----------   ----------   ----------   ----------   ----------
      Net Income . . . . .           $     2.55   $     2.98   $     3.09   $     2.48   $     2.02
                                     ==========   ==========   ==========   ==========   ==========

 Fully Diluted Earnings (h):
  Income Before Item Below           $     2.44   $     2.69   $     2.95   $     2.36   $     1.93
  Accounting Changes . . .                   -           .14           -            -            -
                                     ----------   ----------   ----------   ----------   ----------
      Net Income . . . . .           $     2.44   $     2.83   $     2.95   $     2.36   $     1.93
                                     ==========   ==========   ==========   ==========   ==========
 Average Common and Equivalent
 Shares Outstanding:Primary          57,207,702   57,077,542   54,516,581   52,408,404   51,206,038
                    Fully Diluted    61,657,490   61,519,432   58,317,906   56,480,042   55,524,178
                                     ==========   ==========   ==========   ==========   ==========
 Dividends:Cash. . . . . .           $      .47   $      .43   $      .39   $      .37   $      .34
                                     ==========   ==========   ==========   ==========   ==========
          Stock. . . . . .                   -%           -%         100%          10%           5%
                                     ==========   ==========   ==========   ==========   ==========
 Book Value. . . . . . . .           $    25.79   $    24.25   $    21.40   $    18.81   $    16.55
                                     ==========   ==========   ==========   ==========   ==========

Common Shares Outstanding.           51,536,412   51,844,001   50,692,562   46,896,184   46,220,734
                                     ==========   ==========   ==========   ==========   ==========

---------------------------------------------------------------------------------------------------
See Notes on Following Page

(a)Consists of cash, investments and investment income due and accrued;
(b)As indicated in note 1(g) of the Notes to Consolidated Financial Statements, the adoption by the Company of certain reporting changes mandated by accounting regulatory authorities served to increase assets and liabilities by equal amounts of approximately $1.5 billion at December 31, 1994 and 1993. As permitted, prior years' reports have not been changed retroactively for these changes which became effective in 1993;
(c)Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders'equity;
(d)Income taxes were decreased, and net income correspondingly increased by $1.9 ($.03 per share) in 1992, $3.6 ($.07 per share) in 1991 and $5.5
   ($.11 per share) in 1990, as a result of amortized fresh start deferred income tax credits all of which resulted from changes in tax regulations effective January 1,1987;
(e)See notes 1(h) and (l) of the Notes to Consolidated Financial Statements and note (b) above, for an explanation of accounting changes mandated by accounting regulatory authorities. As permitted, prior year reports have not been changed retroactively for these changes which became effective in
  1993;
(f)Common share data has been retroactively adjusted for all stock dividends and splits declared through December 31, 1994. Excludes 4,439,267 issued and outstanding common shares, held by a consolidated affiliate, which are eliminated in consolidation and in the calculation of outstanding shares for financial accounting purposes only;
(g)Calculated after deduction of preferred stock dividend requirements of $5.1 in 1994, $5.2 in 1993, $6.0 in 1992, $1.3 in 1991 and $1.5 in 1990;
(h)Calculated after deduction of preferred stock dividend requirements and after adjustment for post-tax convertible debentures interest of $.9 in 1994, $1.0 in 1993, $2.6 in 1992, $(1.9) in 1991 and $(2.1) in 1990.

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

                         CHANGES IN ACCOUNTING POLICIES

   In 1993, the Company adopted several changes in accounting policies to comply with Financial Accounting Standards Board (FASB) pronouncements. The resulting adoption of the asset and liability method for calculating deferred income taxes and the recognition of present value liabilities pertaining to post-retirement health benefits under retirement plans maintained by a few Old Republic subsidiaries increased net income by $8.6 or 15 cents per share (14 cents fully diluted) in the first quarter of 1993. Accounting for reinsurance ceded transactions affected the Company's balance sheet but not the consolidated income statement; assets and liabilities at December 31, 1993, were increased by corresponding amounts of approximately $1,524.2 due to the reclassification change for these transactions. Finally, the Company reexamined the classification of its invested assets which led to reporting such assets as either "held to maturity" or "available for sale"; the effect of these classification changes was to increase assets and the liability for deferred taxes by $25.2 and $8.7, respectively, and common shareholders' equity for the net unrealized appreciation of securities newly reclassified at fair value by $16.4 or 32 cents per common share as of December 31, 1993. See Note 1 of the Notes to Consolidated Financial Statements for further details relating to these changes. As permitted by the pertinent FASB pronouncements, prior years' financial statements have not been restated nor reclassified to reflect these changes.

                               FINANCIAL POSITION

   Old Republic's financial position at December 31, 1994 reflected increases in assets of 2.7%, liabilities of 2.0%, and common shareholders' equity of 5.8% when compared to the immediately preceding year-end. At December 31, 1994 and 1993, cash and invested assets represented 62.4% and 61.0% of consolidated assets, respectively. Relatively high short-term investment positions were maintained as of the most recent year-ends to provide necessary liquidity for specific operating needs, and flexibility in investment strategy. Changes in short-term investments reflect a variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1994 and 1993, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. In the latter regard, Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During 1994, Old Republic also increased its commitment to common stock investments which rose by 37.9% vis-a-vis the related invested balance at year-end 1993. As of December 31, 1994, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

   Consolidated operations produced positive cash flows for the latest three years. The decline in cash flow from operations in 1994 was due mainly to a substantial drop in title segment revenues and profitability, and a small decline in property and liability insurance premiums. The parent holding company has met its liquidity and capital needs for the past three years through dividends paid by its subsidiaries and through the issuance of debt and equity securities. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

   Old Republic's capitalization of $1,719.5 at December 31, 1994 consisted of debt and debt equivalents of $314.7, redeemable convertible preferred stock of $16.8 (excluding $13.8 of such stock classified as a debt equivalent), convertible preferred stock of $3.8, cumulative preferred stock of $54.8, and common shareholders' equity of $1,329.3. The rise in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, and the conversion of debt and preferred stock to common stock. During 1994, the Corporation acquired $8.5 of common stock and $2.6 of cumulative preferred stock in open market transactions. As of year-end 1994, a standing authorization by the Company's Board of Directors permits it to reacquire additional amounts of such shares for a total of up to $38.9 through May 1996.

                              RESULTS OF OPERATIONS
Revenues:
   Net premiums and fees earned decreased by 1.6% in 1994 and increased by 11.9% and 16.0% in 1993 and 1992, respectively. In 1993 and 1992, property and liability insurance premium increases were due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. In 1994, lower premium growth due to a continuation of a soft premium rate environment for most insurance coverages, lower participation in involuntary market pools, and the 1993 cancellation of a crop insurance program served to reduce slightly the premium volume. Rising mortgage rates, especially poor conditions in the large California housing and mortgage lending market, and nearly extinct refinancing activity nationwide during most of the year resulted in lower title insurance revenues in 1994. Greater real estate financing activity during 1993 and 1992 led to higher revenues in the title segment. For the past three years, mortgage guaranty premiums increased due to a rise in the amount of renewal and new business, and greater market penetration. Life and disability premium volume increased moderately during the last three years as a result of greater term life and accident insurance production.

   Net investment income grew by 3.1% in 1994, was relatively flat in 1993 and grew by 1.0% in 1992. For each of the past three years, the growth in this revenue source was bolstered by positive consolidated operating cash flows and a concentration of investable assets in interest-bearing, fixed maturity securities. The average annual yield on investments was 6.1%, 6.4%, and 7.3% for the years ended December 31, 1994, 1993 and 1992, respectively. This pattern of declining yields reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a generally declining interest rate environment through the early part of 1994.

   While the Company's investment policies have not been designed to maximize realized investment gains, during 1992 and 1993 such gains were much higher than those realized in 1994. In the past two years, dispositions of securities have been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. In 1994, approximately 64% of total dispositions represented maturities and early calls of existing holdings; for the year 1993 these amounted to approximately 58% of all securities sales and dispositions.

Expenses:
   Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 53% in 1994, 56% in 1993 and 58% in 1992. This consolidated ratio was affected principally by an improving claim ratio for property and liability insurance coverages. Through 1993 the Corporation's property and liability insurance subsidiaries, along with other companies in the industry, sustained higher loss assessments for residual market (assigned risk) business. In 1994, provisions for such assessments declined as a result of the aforementioned reduction in residual market participations by the Company's subsidiaries and by moderately improving premium rates for workers compensation insurance. Additionally, Old Republic's general insurance results for 1994 benefitted from improved underwriting performance in its property and other non-liability lines due to lower loss ratios. Policyholders' dividends incurred mainly for the Corporation's workers compensation insurance coverages for each year reflect changes in the loss ratio for individual experience-rated policies. The title insurance loss ratio was affected by higher than normal claim provisions in both 1993 and 1992 which added approximately 3.0% and 3.8%, respectively, to this group's loss ratio. The loss ratio rose in 1994 and 1993 in the mortgage guaranty insurance line due to a rise in frequency of claim occurrences, mostly in the California market which has been affected by an economic slowdown for the past several years.

   The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 47% in 1994, 45% in 1993 and 46% in 1992. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. In years during which title insurance premiums and fees grow significantly, as in 1993 and 1992 in particular, the consolidated expense ratio tends to rise as production costs for this line are higher than those for most other types of insurance sold by the Company. The ratio's rise during 1994 was due to a significant degree to a 14% drop in title premiums and fees which was not accompanied by a proportional reduction in production and underwriting expenses.

Pre-Tax and Net Income:
   During 1992 the Company's Title Insurance Group established greater than normal loss provisions of $15.0 as additional funding for various title escrow claims in process of disposition. In the same year, the Company's life insurance subsidiaries recorded previously unrecognized tax recoveries of $1.1 and related interest credits of approximately $12.4 stemming from resolution of various long-standing Internal Revenue Service disputes applicable to taxable years 1969 to 1981. These charges and credits served to increase consolidated revenues by $12.4 and claim costs by $15.0, and to record net current and deferred income tax credits of $1.1. Above normal additions to Title Insurance Group claim reserves during 1993 also affected adversely pre-tax income by approximately $13.3.

   Income before taxes decreased by 7% and 3% in 1994 and 1993, respectively, and increased by 43% in 1992. General insurance results have trended up during the past five years and have continued as the major contributor to consolidated earnings, principally as a result of greater investment income. In 1994, however, improved earnings in this segment were favorably affected by better underwriting results. Title insurance operating results declined materially in 1994 due to the previously noted decline in revenues, while they increased in 1993 and 1992 as a result of much greater mortgage refinancing activity. The mortgage guaranty segment reflected significantly improved results in each of the last three years due to increased revenues and favorable overall claims experience, while life and disability operations have posted a secular downward trend in the past three years. Consolidated pre-tax income for 1993 and 1992 was also affected positively by greater than normal realization of investment gains.

   The effective consolidated income tax rates were 33% in 1994, 32% in 1993, and 30% in 1992. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993. In recent years the Corporation has emphasized purchases of taxable investment securities. Amortization of fresh start benefits stemming from the Tax Reform Act of 1986 (the "TRA") reduced income taxes by $1.9 in 1992.

   The Revenue Reconciliation Act of 1990 (the "RRA") provided for a number of changes affecting the taxation of the Corporation and a number of its subsidiaries. Among such changes were the accelerated recognition of salvage and subrogation recoveries, and the deferral of costs associated with the production of life and disability business followed by the subsequent amortization of those costs. The TRA also provided for a number of changes affecting the taxation of the Corporation and a number of its subsidiaries. Among such changes were reductions in corporate tax rates, the discounting of loss reserves, the acceleration of premium income recognition, and the inclusion in taxable income of a portion of certain tax-exempt investment income previously not subject to tax. In addition, the TRA called for the calculation of an alternative minimum tax. The RRA and TRA are likely to result in accelerated payment of federal income taxes. However, most of the additional tax payments are treated as timing differences for financial accounting purposes. Consequently, such payments are expected to have minimal effects on consolidated results of operations and financial position determined in accordance with generally accepted accounting principles.

                                OTHER INFORMATION

   Reference is here made to "Financial Information Relating to Segments of Business" appearing elsewhere herein.

   Historical data pertaining to the operating results, liquidity, and other financial matters applicable to an insurance enterprise such as the Corporation, are not necessarily indicative of results to be achieved in succeeding years. The long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, and changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed claims are some of the factors which have a bearing on year-to-year comparisons and future operating results.

Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                     Page No.
                                                                     --------
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .       23
Consolidated Statements of Income . . . . . . . . . . . . . . . .       25
Consolidated Statements of Preferred Stock and
  Common Shareholders' Equity . . . . . . . . . . . . . . . . . .       26
Consolidated Statements of Cash Flows . . . . . . . . . . . . . .       27
Notes to Consolidated Financial Statements. . . . . . . . . . . .       28
Report of Independent Accountants . . . . . . . . . . . . . . . .       47

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in millions)
----------------------------------------------------------------------------------------------------

                                                                                    December 31,
                                                                               ---------------------
                                                                                  1994        1993
                                                                               ---------   ---------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,582.6
 and $2,599.3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,727.2   $ 2,509.8
Other long-term investments (at cost) . . . . . . . . . . . . . . . . . .           27.3        19.8
                                                                               ---------   ---------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,754.6     2,529.6
                                                                               =========   =========
Available for sale:

Fixed maturity securities (at fair value)  (cost: $646.8 and $616.5). . .          620.3       642.4
Equity securities (at fair value) (cost: $254.7 and $180.5) . . . . . . .          263.8       191.9
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .          172.1       254.3
                                                                               ---------   ---------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,056.2     1,088.7
                                                                               ---------   ---------
                                                                                 3,810.8     3,618.4
                                                                               ---------   ---------
Other Assets:
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31.1        43.9
Securities and indebtedness of related parties  . . . . . . . . . . . . .           41.1        52.3
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . .           64.3        60.6
Accounts and notes receivable . . . . . . . . . . . . . . . . . . . . . .          244.0       236.0
Federal income tax recoverable:Current  . . . . . . . . . . . . . . . . .            4.8          -
                               Deferred . . . . . . . . . . . . . . . . .           72.4        83.2
Reinsurance balances and funds held . . . . . . . . . . . . . . . . . . .          142.4       165.8
Reinsurance recoverable:Paid losses . . . . . . . . . . . . . . . . . . .           25.6        20.2
                        Policy and claim reserves . . . . . . . . . . . .        1,526.3     1,524.2
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . .          101.3        95.5
Sundry assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          198.1       197.7
                                                                               ---------   ---------
                                                                                 2,452.0     2,479.8
                                                                               ---------   ---------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,262.9   $ 6,098.3
                                                                               =========   =========






























See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in millions) (Continued)
-------------------------------------------------------------------------------------------------

                                                                                 December 31,
                                                                            ---------------------
                                                                               1994        1993
                                                                            ---------   ---------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits . . . . . . . . . . . . . . . . . .                  $   184.9   $   190.1
Losses, claims and settlement expenses . . . . . . . . . .                    3,514.7     3,405.6
Unearned premiums. . . . . . . . . . . . . . . . . . . . .                      405.5       419.2
Other policyholders' benefits and funds. . . . . . . . . .                       79.1        82.9
                                                                            ---------   ---------
 Total policy liabilities and accruals . . . . . . . . . .                    4,184.3     4,097.9
Commissions, expenses, fees and taxes. . . . . . . . . . .                      106.3       105.8
Reinsurance balances and funds . . . . . . . . . . . . . .                      162.2       169.5
Federal income tax payable-current . . . . . . . . . . . .                        -          14.8
Debt and debt equivalents. . . . . . . . . . . . . . . . .                      314.7       282.7
Sundry liabilities . . . . . . . . . . . . . . . . . . . .                       90.4        92.4
Commitments and contingent liabilities . . . . . . . . . .                        -           -
                                                                            ---------   ---------
  Total Liabilities. . . . . . . . . . . . . . . . . . . .                    4,858.1     4,763.3
                                                                            ---------   ---------

Preferred Stock:
Redeemable convertible preferred stock (*) . . . . . . . .                       16.8        16.6
Convertible preferred stock (*). . . . . . . . . . . . . .                        3.8         3.9
Cumulative preferred stock (*) . . . . . . . . . . . . . .                       54.8        57.5
                                                                            ---------   ---------
  Total Preferred Stock. . . . . . . . . . . . . . . . . .                       75.4        78.0
                                                                            ---------   ---------


Common Shareholders' Equity:
Common stock(*). . . . . . . . . . . . . . . . . . . . . .                       57.6        57.5
Additional paid-in capital . . . . . . . . . . . . . . . .                      456.9       455.2
Net unrealized appreciation (depreciation) of securities .                      (10.4)       25.2
Retained earnings. . . . . . . . . . . . . . . . . . . . .                      865.0       750.2
Treasury stock (at cost) . . . . . . . . . . . . . . . . .                      (39.8)      (31.3)
                                                                            ---------   ---------
  Total Common Shareholders' Equity. . . . . . . . . . . .                    1,329.3     1,256.9
                                                                            ---------   ---------
  Total Liabilities, Preferred Stock and Common Shareholders' Equity        $ 6,262.9   $ 6,098.3
                                                                            =========   =========

----------
(*) At December 31, 1994 and 1993, there were 75,000,000 and 50,000,000 shares of $0.01 and no par value preferred stock authorized, respectively, of which 25,632,708 in 1994 and 25,730,906 in
    1993 were redeemable and/or convertible and cumulative preferred shares issued and outstanding.
    As of the same dates, there were 250,000,000 and 100,000,000 shares of common stock, $1.00 par value, authorized, respectively, of which 57,661,291 in 1994 and 57,538,872 in 1993 were issued.
    At December 31, 1994 and 1993 there were 50,000,000 and 20,000,000 shares of Class B Common Stock,
    $1.00 par value, authorized, respectively, of which 0 shares were issued. Common shares classified as treasury stock were 6,124,879 and 5,694,871 as of December 31, 1994 and 1993, respectively.


See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in millions, Except Share Data)
--------------------------------------------------------------------------------------------------------------
                                                                                Years Ended December 31,
                                                                         ------------------------------------
                                                                            1994         1993         1992
                                                                         ----------   ----------   ----------
Revenues:
Net premiums earned. . . . . . . . . . . . . .                           $  1,282.9   $  1,246.0   $  1,103.5
Title, escrow, and other fees. . . . . . . . .                                140.3        199.7        188.4
Net investment income. . . . . . . . . . . . .                                227.5        220.7        221.5
Realized investment gains. . . . . . . . . . .                                  7.7         40.2         62.8
Other income . . . . . . . . . . . . . . . . .                                 20.4         29.5         40.7
                                                                         ----------   ----------   ----------
                                                                            1,679.0      1,736.3      1,617.0
                                                                         ----------   ----------   ----------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses. . .                                753.5        817.8        709.6
Dividends to policyholders . . . . . . . . . .                                  7.6         (6.4)        42.4
Underwriting, acquisition, and insurance expenses                             668.5        656.7        591.0
Interest and other charges . . . . . . . . . .                                 23.3         24.8         23.1
                                                                         ----------   ----------   ----------
                                                                            1,453.1      1,492.9      1,366.3
                                                                         ----------   ----------   ----------
Income before income taxes and items below . .                                225.8        243.3        250.7
                                                                         ----------   ----------   ----------

Income Taxes:Currently payable . . . . . . . .                                 41.8         68.3         54.4
            Deferred . . . . . . . . . . . . .                                 31.5          9.6         20.5
                                                                         ----------   ----------   ----------
            Total. . . . . . . . . . . . . . .                                 73.4         78.0         75.0
                                                                         ----------   ----------   ----------
Income before items below. . . . . . . . . . .                                152.4        165.3        175.6
Equity in earnings of unconsolidated subsidiaries
 and minority interests. . . . . . . . . . . .                                 (1.4)         1.1          (.9)
                                                                         ----------   ----------   ----------
Income before cumulative effect of accounting changes                         151.0        166.4        174.7
Cumulative effect of accounting changes. . . .                                  -            8.6          -
                                                                         ----------   ----------   ----------

Net Income . . . . . . . . . . . . . . . . . .                           $    151.0   $    175.1   $    174.7
                                                                         ==========   ==========   ==========

Net Income Per Share:
 Primary:
  Before cumulative effect of accounting changes                         $     2.55   $     2.83   $     3.09
  Cumulative effect of accounting changes. . .                                   -           .15           -
                                                                         ----------   ----------   ----------
  Net income . . . . . . . . . . . . . . . . .                           $     2.55   $     2.98   $     3.09
                                                                         ==========   ==========   ==========

 Fully Diluted:
  Before cumulative effect of accounting changes                         $     2.44   $     2.69   $     2.95
  Cumulative effect of accounting changes. . .                                   -           .14           -
                                                                         ----------   ----------   ----------
  Net income . . . . . . . . . . . . . . . . .                           $     2.44   $     2.83   $     2.95
                                                                         ==========   ==========   ==========

Average number of common and common
 equivalent shares outstanding:Primary . . . .                           57,207,702   57,077,542   54,516,581
                                                                         ==========   ==========   ==========
                         Fully Diluted . . .                             61,657,490   61,519,432   58,317,906
                                                                         ==========   ==========   ==========

Dividends Per Common Share:
 Cash. . . . . . . . . . . . . . . . . . . . .                           $      .47   $      .43   $      .39
 Stock . . . . . . . . . . . . . . . . . . . .                                   -%           -%         100%
                                                                         ==========   ==========   ==========











See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in millions)
------------------------------------------------------------------------------------------------------------

                                                                              Years Ended December 31,
                                                                         -----------------------------------
                                                                            1994         1993        1992
                                                                         ---------    ---------   ---------
Redeemable Convertible Preferred Stock:
 Balance, beginning of year. . . . . . . . . .                           $    16.6    $    18.7   $    17.1
   Amortization to redemption value capitalized                               (1.1)        (1.0)       (1.0)
   Converted into common stock . . . . . . . .                                  -          (6.3)       (1.5)
   Reclassification from debt equivalent . . .                                 1.3          5.2         4.2
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $    16.8    $    16.6   $    18.7
                                                                         =========    =========   =========

Convertible Preferred Stock:
 Balance, beginning of year. . . . . . . . . .                           $     3.9    $     4.5   $     6.1
   Exercise of stock options . . . . . . . . .                                  .2           -           -
   Converted into common stock . . . . . . . .                                 (.3)         (.6)       (1.6)
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $     3.8    $     3.9   $     4.5
                                                                         =========    =========   =========

Cumulative Preferred Stock:
 Balance, beginning of year. . . . . . . . . .                           $    57.5    $    57.5   $    57.5
   Stock acquired during the year. . . . . . .                                (2.6)         -           -
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $    54.8    $    57.5   $    57.5
                                                                         =========    =========   =========

Common Stock:
 Balance, beginning of year. . . . . . . . . .                           $    57.5    $    56.3   $    26.2
   Stock issued during the year:
     Stock dividends . . . . . . . . . . . . .                                 -            -          26.3
     Dividend reinvestment plan. . . . . . . .                                 -            -           -
     Exercise of stock options . . . . . . . .                                 -             .3          .6
   Conversion of convertible debt. . . . . . .                                 -            -           2.6
   Conversion of convertible preferred stock .                                 -             .8          .3
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $    57.6    $    57.5   $    56.3
                                                                         =========    =========   =========

Additional Paid-in Capital:
 Balance, beginning of year. . . . . . . . . .                           $   455.2    $   444.6   $   393.4
   Stock issued during the year:
     Stock dividends . . . . . . . . . . . . .                                -             -           -
     Dividend reinvestment plan. . . . . . . .                                  .4           .4          .4
     Exercise of stock options . . . . . . . .                                  .8          3.8         9.3
   Conversion of convertible debt. . . . . . .                                -             -          38.6
   Conversion of convertible preferred stock .                                  .3          6.2         2.8
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $   456.9    $   455.2   $   444.6
                                                                         =========    =========   =========

Net Unrealized Appreciation (Depreciation) of Securities:
 Balance, beginning of year. . . . . . . . . .                           $    25.2    $     8.9   $     4.1
   Change for the year, net of deferred tax if any                           (35.7)        16.3         4.8
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $   (10.4)   $    25.2   $     8.9
                                                                         =========    =========   =========

Retained Earnings:
 Balance, beginning of year. . . . . . . . . .                           $   750.2    $   606.3   $   489.2
   Net income. . . . . . . . . . . . . . . . .                               151.0        175.1       174.7
   Dividends on common stock:Cash. . . . . .  .                              (24.5)       (21.6)      (19.0)
                         Stock . . . . . . . .                                 -            -         (26.3)
   Dividends on preferred stock. . . . . . . .                                (7.0)        (7.2)       (7.8)
   Currency translation adjustments. . . . . .                                (4.6)        (2.2)       (4.3)
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $   865.0    $   750.2   $   606.3
                                                                         =========    =========   =========

Treasury Stock:
 Balance, beginning of year. . . . . . . . . .                           $   (31.3)   $   (31.3)  $   (31.3)
   Acquired during the year. . . . . . . . . .                                (8.5)         -           -
                                                                         ---------    ---------   ---------
 Balance, end of year. . . . . . . . . . . . .                           $   (39.8)   $   (31.3)  $   (31.3)
                                                                         =========    =========   =========
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in millions)
-------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                                          -----------------------------------
                                                                             1994        1993        1992
                                                                          ---------   ---------   ---------
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . .                            $   151.0   $   175.1   $   174.7
 Change in non-cash items:
   Deferred policy acquisition costs . . . . .                                (5.7)       (16.5)      (11.5)
   Premiums and other receivables. . . . . . .                                (7.8)       (58.1)      (16.8)
   Unpaid claims and related items . . . . . .                               107.5        154.0        50.8
   Future policy benefits and policyholders' funds                           (18.6)        47.5         2.2
   Income taxes. . . . . . . . . . . . . . . .                                 9.2          (.7)       20.9
   Reinsurance balances and funds. . . . . . .                                11.1         75.9        58.9
   Accounts payable, accrued expenses and other                               13.7         16.7        19.7
                                                                          --------    ---------   ---------
 Total . . . . . . . . . . . . . . . . . . . .                               260.4        394.0       299.0
                                                                          --------    ---------   ---------

Cash flows from investing activities:
 Sales of fixed maturity securities:
   Held to maturity:
   Maturities and early calls. . . . . . . . .                               159.3        366.1       543.3
   Other . . . . . . . . . . . . . . . . . . .                                23.4        133.6       929.6
   Available for sale:
   Maturities. . . . . . . . . . . . . . . . .                                31.9         24.4          -
   Other . . . . . . . . . . . . . . . . . . .                                86.3        151.0          -
 Sales of equity securities. . . . . . . . . .                                30.2         69.3         5.1
 Sales of other investments. . . . . . . . . .                                 4.7          6.3         7.1
 Sales of fixed assets for company use . . . .                                 3.7          2.0         1.6
 Purchases of fixed maturity securities:
   Held to maturity. . . . . . . . . . . . . .                              (411.2)      (828.3)   (1,756.0)
   Available for sale. . . . . . . . . . . . .                              (152.3)      (140.1)         -
 Purchases of equity securities. . . . . . . .                              (100.8)      (133.7)      (72.3)
 Purchases of other investments. . . . . . . .                               (12.2)        (6.0)      (10.9)
 Purchases of fixed assets for company use . .                               (11.4)       (12.1)      (11.0)
 Other-net . . . . . . . . . . . . . . . . . .                                 1.2         (1.7)       (2.1)
                                                                          --------    ---------    --------
 Total . . . . . . . . . . . . . . . . . . . .                              (347.0)      (369.1)     (365.5)
                                                                          --------    ---------    --------

Cash flows from financing activities:
 Increase in term loans. . . . . . . . . . . .                                34.0         17.4         1.6
 Issuance of preferred and common stock. . . .                                 1.6          4.7        10.4
 Issuance of debentures and notes. . . . . . .                                  -            -        131.0
 Repayments of term loans. . . . . . . . . . .                                 (.5)        (6.9)      (57.6)
 Dividends on common shares. . . . . . . . . .                               (24.5)       (21.6)      (19.0)
 Dividends on preferred shares . . . . . . . .                                (8.2)        (8.3)       (8.9)
 Purchases of treasury stock . . . . . . . . .                                (8.5)         -            -
 Purchases of cumulative preferred stock . . .                                (2.6)         -            -
 Other-net . . . . . . . . . . . . . . . . . .                                  .4          7.5          -
                                                                           -------    ---------     -------
 Total . . . . . . . . . . . . . . . . . . . .                                (8.4)        (7.3)       57.3
                                                                           -------    ---------     -------

Increase (decrease) in cash and short-term
 investments . . . . . . . . . . . . . . . . .                               (95.0)        17.5        (9.2)
 Cash and short-term investments, beginning of year                          298.3        280.7       290.0
                                                                         ---------    ---------   ---------
 Cash and short-term investments, end of year.                           $   203.3    $   298.3   $   280.7
                                                                         =========    =========   =========


See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)
----------------------------------------------------------------------------

Note 1-Summary of Significant Accounting Policies-The significant accounting policies employed by Old Republic International Corporation ("Old Republic", "the Company", or "the Corporation") and its subsidiaries are set forth in the following summary. See Note 7 for a discussion of the Company's business segments.

(a) Consolidation Practices-The consolidated financial statements include the accounts of the Corporation and those of its major insurance underwriting and service subsidiaries. Non-consolidated insurance marketing and service subsidiaries are insignificant and are reflected on the equity basis of accounting.

(b) Accounting Principles-The Corporation's insurance underwriting subsidiaries maintain their records in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In consolidating such subsidiaries, adjustments have been made to conform their accounts with generally accepted accounting principles.

(c) Investments-The Company classifies its invested assets in terms of those assets relative to which it either (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). The Company's invested assets are classified as either "held to maturity" or "available for sale."

   Bonds, notes and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while bonds and notes classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. While the aggregate fair value of fixed maturity securities -"held to maturity" at December 31, 1994 was below their carrying values, the Company does not currently expect the realization of such losses from a forced sale of all or part of these securities.

   The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                   Gross       Gross     Estimated
                                     Amortized  Unrealized  Unrealized     Fair
                                       Cost        Gains       Losses      Value
                                     --------    --------    --------    --------
Fixed Maturity Securities:
 December 31, 1994:
  Held to maturity:
    Taxable bonds and notes . . . .  $2,275.6    $    2.0    $  126.3    $2,151.4
    Tax-exempt bonds and notes. . .     450.7         1.4        21.7       430.3
    Redeemable preferred stocks . .        .8          -           -           .7
                                     --------    --------    --------    --------
                                     $2,727.2    $    3.5    $  148.1    $2,582.6
                                     ========    ========    ========    ========

  Available for sale:
    Taxable bonds and notes (a) . .  $  646.8    $    1.6    $   28.1    $  620.3
                                     ========    ========    ========    ========

 December 31, 1993:
  Held to maturity:
    Taxable bonds and notes . . . .  $2,231.6    $   87.9    $    6.4    $2,312.9
    Tax-exempt bonds and notes. . .     276.9         8.5          .4       285.0
    Redeemable preferred stocks . .       1.2          .1         -           1.3
                                     --------    --------    --------    --------
                                     $2,509.7    $   96.5    $    6.8    $2,599.3
                                     ========    ========    ========    ========
  Available for sale:
    Taxable bonds and notes (a) . .  $  616.5    $   26.7    $     .8    $  642.4
                                     ========    ========    ========    ========

----------
(a) Consists of U.S. Government bonds and notes and convertible bonds.

   The amortized cost and estimated fair value at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                             Amortized    Fair
                                                               Cost       Value
                                                             --------    --------
    Fixed Maturity Securities:
     Held to Maturity:
       Due in one year or less . . . . . . . . . . . . . .   $  122.7    $  123.1
       Due after one year through five years . . . . . . .    1,180.6     1,139.0
       Due after five years through ten years. . . . . . .    1,374.5     1,272.3
       Due after ten years . . . . . . . . . . . . . . . .       49.1        48.0
                                                             --------    --------
                                                             $2,727.2    $2,582.6
                                                             ========    ========

     Available for Sale:
       Due in one year or less . . . . . . . . . . . . . .   $   51.6    $   51.3
       Due after one year through five years . . . . . . .      237.3       227.5
       Due after five years through ten years. . . . . . .      314.9       299.6
       Due after ten years . . . . . . . . . . . . . . . .       42.8        41.7
                                                             --------    --------
                                                             $  646.8    $  620.3
                                                             ========    ========

   A summary of the Company's equity securities follows:

                                                 Gross      Gross     Estimated
                                               Unrealized Unrealized    Fair
                                       Cost       Gains     Losses      Value
                                     --------   --------   --------   --------
 Equity Securities:
  December 31, 1994:
    Common stocks . . . . . . . . .  $  250.0   $   20.9   $   11.7   $  259.2
    Non redeemable preferred stocks       4.6         -          .1        4.5
                                     --------   --------   --------   --------
                                     $  254.7   $   20.9   $   11.8   $  263.8
                                     ========   ========   ========   ========

  December 31, 1993:
    Common stocks . . . . . . . . .  $  176.6   $   18.4   $    6.9   $  188.0
    Non redeemable preferred stocks       3.9         -          .1        3.8
                                     --------   --------   --------   --------
                                     $  180.5   $   18.4   $    7.0   $  191.9
                                     ========   ========   ========   ========

   Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on stock are credited to income on the ex-dividend date. Realized investment gains and losses are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to stocks; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly in a separate account of shareholders' equity.

   At December 31, 1994, the Corporation and its subsidiaries had non-income producing investments aggregating $0.4.

   The following table reflects the composition of net investment income and net realized and unrealized investment gains or losses for each of the years shown:


                                                 Years Ended December 31,
                                               ----------------------------
                                                 1994      1993      1992
                                               -------   -------   --------
 Investment income from:
   Fixed maturity securities. . . . . . . . .  $ 208.2   $ 205.2   $ 205.3
   Equity securities. . . . . . . . . . . . .      7.5       5.0       2.7
   Short-term investments . . . . . . . . . .      9.7       8.7       9.8
   Other sources. . . . . . . . . . . . . . .      7.9       7.0       8.8
                                               -------   -------   -------
    Gross investment income . . . . . . . . .    233.6     226.0     226.7
   Investment expenses (1). . . . . . . . . .      6.0       5.2       5.1
                                               -------   -------   ------
    Net investment income . . . . . . . . . .  $ 227.5   $ 220.7   $ 221.5
                                               =======   =======   =======

 Realized gains (losses) on:
   Fixed maturity securities:
   Held to maturity . . . . . . . . . . . . .  $   1.1   $  11.3   $  61.0
   Available for Sale:
    Gains . . . . . . . . . . . . . . . . . .      2.0      19.5       -
    Losses. . . . . . . . . . . . . . . . . .      (.3)     (4.1)      -
                                               -------   -------   -------
      Net . . . . . . . . . . . . . . . . . .      1.7      15.4       -
                                               -------   -------   -------
    Total . . . . . . . . . . . . . . . . . .      2.8      26.7      61.0
                                               -------   -------   -------
   Equity securities. . . . . . . . . . . . .      5.3      13.6       1.7
   Other assets . . . . . . . . . . . . . . .      (.5)      (.1)      -
                                               -------   -------   -------
    Total . . . . . . . . . . . . . . . . . .      7.7      40.2      62.8
   Income taxes . . . . . . . . . . . . . . .      2.7      14.4      19.9
                                               -------   -------   -------
    Net realized gains. . . . . . . . . . . .  $   5.0   $  25.7   $  42.8
                                               =======   =======   =======

 Unrealized investment gains (losses) on:
   Fixed maturity securities:
    Held to Maturity (2). . . . . . . . . . .  $(234.0)  $  37.8   $ (49.7)
                                               =======   =======   =======

    Available for sale. . . . . . . . . . . .  $ (50.8)  $  25.2   $   -
    Less:  Deferred income taxes. . . . . . .    (17.4)      8.7       -
                                               -------   -------   -------
      Net unrealized gains (losses) . . . . .  $ (33.3)  $  16.4   $   -
                                               =======   =======   =======
   Equity securities-available for sale . . .  $  (3.2)  $   (.7)  $   7.2
   Less: Deferred income taxes (credits). . .     ( .8)      (.6)      2.4
                                               -------   -------   -------
    Net unrealized gains (losses) . . . . . .  $  (2.3)  $   (.1)  $   4.8
                                               =======   =======   =======

----------
(1)Investment expenses include interest expense of $0.7 in 1994, $0.7 in
   1993, and $1.0 in 1992, relating to reinsurance agreements and retrospective premium adjustment contracts of insurance subsidiaries.
   Substantially all other expenses consist of salaries and investment service fees.
(2)Deferred income taxes do not apply since these securities are carried at amortized cost.

(d) Revenue Recognition-Pursuant to generally accepted accounting principles applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

   General insurance (property and liability) and level-term credit life insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Title insurance premiums are recognized as income upon the substantial competition of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time that the services are performed. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods. Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Ordinary life and annuity premiums are recognized as revenue when due. Decreasing term credit life and credit disability/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

(e) Deferred Policy Acquisition Costs-The Corporation's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid or underwriting and claim services performed. The following table summarizes deferred policy acquisition costs and related data for the years shown:

                                                    Years Ended December 31,
                                                  ---------------------------
                                                    1994      1993      1992
                                                  -------   -------   -------
    Deferred, beginning of year. . . . . . . . .  $  95.5   $  78.9   $  67.5
                                                  -------   -------   -------
    Acquisition costs deferred:
      Commissions - net of reinsurance . . . . .    110.5     117.1      88.8
      Premium taxes. . . . . . . . . . . . . . .     33.8      22.2      33.4
      Salaries and other marketing expenses. . .     52.2      46.9      43.9
                                                  -------   -------   -------
       Total . . . . . . . . . . . . . . . . . .    196.8     186.2     166.4
    Amortization charged to income . . . . . . .   (191.0)   (169.6)   (154.9)
                                                  -------   -------   -------
       Change for the year . . . . . . . . . . .      5.6      16.6      11.4
                                                  -------   -------   -------
    Deferred, end of year. . . . . . . . . . . .  $ 101.3   $  95.5   $  78.9
                                                  =======   =======   =======

(f) Future Policy Benefits/Unearned Premiums-See note 1(g) for discussion of FAS No. 113 "Accounting and Reporting for Reinsurance of Short Duration and Long-Duration Contracts". General insurance and level term credit life insurance policy liabilities represent unearned premium reserves developed by application of monthly pro-rata factors to premiums in force. Disability/accident & health and decreasing term credit life insurance policy liabilities are calculated primarily on a sum-of-the-years-digits method. Mortgage guaranty unearned premium reserves are calculated primarily on a pro-rata basis. Ordinary life policy liabilities are determined on a level premium method and take into account mortality and withdrawal rates based principally on anticipated company experience; assumed interest rates range from 3.0% to 6.0%. With respect to annuity policies, the liabilities represent the surrender value of such policies during deferral periods, without adjustment for surrender charges; such values are deemed appropriate to provide for ultimate benefit reserves in the event policyholders exercise an annuity benefit option at a later date.

   At December 31, 1994 and 1993, the Life Insurance Group had $4,423.4 and $4,286.7, respectively, of net life insurance in force. Future policy liabilities and unearned premiums, consisted of the following:

                                                          December 31,
                                                    -----------------------
                                                      1994           1993
                                                    --------       --------
General Insurance Group . . . . . . . . . . . . .   $  323.8       $  337.6
                                                    --------       --------
Mortgage Guaranty Group . . . . . . . . . . . . .       81.6           81.5
                                                    --------       --------
Life Insurance Group:
 Life insurance . . . . . . . . . . . . . . . . .       58.0           58.0
 Annuities. . . . . . . . . . . . . . . . . . . .       91.3           98.5
 Disability/accident & health . . . . . . . . . .       35.6           33.5
                                                    --------       --------
 Sub-total. . . . . . . . . . . . . . . . . . . .      184.9          190.1
                                                    --------       --------
Consolidated. . . . . . . . . . . . . . . . . . .   $  590.4       $  609.3
                                                    ========       ========

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

   The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                    Years Ended December 31,
                                                    ------------------------
                                                      1994           1993
                                                    --------       ---------
Net Insurance in Force:
 Bonds. . . . . . . . . . . . . . . . . . . . . .   $2,342.8       $2,424.0
 Variable interest rate . . . . . . . . . . . . .        1.0            1.7
 Residual value . . . . . . . . . . . . . . . . .         .8            1.0


Net Unearned Premiums:
 Bonds. . . . . . . . . . . . . . . . . . . . . .       14.8           16.8
 Variable interest rate . . . . . . . . . . . . .        1.0            1.7
 Residual value . . . . . . . . . . . . . . . . .   $    -         $    -
                                                    ========       ========

   With respect to mortgage guaranty insurance (net insurance in force of $30,405.3 and $24,026.1, at December 31, 1994 and 1993, respectively) the
Company's reserving policies are set forth below in Note l(g).

(g) Losses, Claims and Settlement Expenses-Reserves are provided for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Long-term disability-type workers' compensation reserves, however, are discounted to present value based on interest rates ranging from 3.5% to 4%.

   Effective January 1, 1993 the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which changes the previous reporting of assets and liabilities relating to reinsured contracts on a net of reinsurance ceded balances basis. As a result, reinsured outstanding losses and unearned premiums are to be reported as assets. Accordingly, at December 31, 1994 and 1993, assets and liabilities were increased by corresponding amounts of approximately $1.5 billion. FAS No. 113 did not have any effect on the Company's results of operations and did not require retroactive application to 1992 and prior years.

   The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown.

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                    1994       1993       1992
                                                                  --------   --------   --------
Amount of reserves for unpaid claims and claim adjustment
 expenses at the beginning of each year, net of reinsurance
 losses recoverable . . . . . . . . . . . . .                     $1,989.8   $1,836.4   $1,780.1
                                                                  --------   --------   --------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year                  857.3      871.9      740.2
  Change in provision for insured events of prior years             (100.4)     (54.5)     (29.8)
                                                                  --------   ---------  --------
    Total incurred claims and claim adjustment expenses              756.8      817.4      710.6
                                                                  --------   --------   --------
Payments:
 Claims and claim adjustment expenses attributable to insured
  events of the current year. . . . . . . . .                        279.9      295.4      235.5
 Claims and claim adjustment expenses attributable to insured
  events of prior years . . . . . . . . . . .                        370.1      368.6      418.6
                                                                  --------   --------   --------
    Total payments. . . . . . . . . . . . . .                        650.1      663.9      654.2
                                                                  --------   --------   --------
Amount of reserves for unpaid claims and claim adjustment
 expenses at the end of each year, net of reinsurance
 losses recoverable . . . . . . . . . . . . .                      2,096.5    1,989.8    1,836.4
Reinsurance losses recoverable. . . . . . . .                      1,418.1    1,415.7       -
                                                                  --------   --------   --------
Amount of reserves for unpaid claims and claim adjustment
 expenses . . . . . . . . . . . . . . . . . .                     $3,514.7   $3,405.6   $1,836.4
                                                                  ========   ========   ========

   All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and existing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders dividends, all of which tend to be affected by development of claims in future years, may offset in whole or in part developed claim redundancies on deficiencies for certain coverages such as workers compensation.

   The data in the table above, incorporates the Corporation's estimates for various environmental impairment and asbestos-related claim or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

   The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to cover normal claim occurrences as well as unusual exposures such as those pertaining to environmental and asbestosis claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1994 the Corporation's aggregate reserves specifically identified with environmental and asbestosis exposures amounted to approximately $60.4 million gross, and $37.7 million net of reinsurance. Through December 31, 1994 the Corporation's historical indemnity and loss expense payments relative to these exposures have been negligible in the context of loss and loss expense payments made for all types of claims.

   Old Republic disagrees with the allegations of liability on virtually all environmental and asbestos-related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for the insurance industry has produced court decisions that have been inconsistent with regard to such issues as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

   Insurance industry associations, individual insurance companies, and others who have evaluated the potential costs of litigating and settling environmental and asbestos-type claims have noted with increasing concern the probability that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, would likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental and asbestos-related claims. In recent times the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting these types of claims. As of December 31, 1994, however, there is no solid evidence suggesting that forthcoming changes might mitigate or reduce some or all of these claims.

   Because of all these issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is extremely difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

(h) Income Taxes-The Corporation and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements pursuant to generally accepted accounting principles will not necessarily become payable/recoverable in the future. Effective January 1, 1993 the Company adopted Financial Accounting Standard (FAS) No. 109 "Accounting for Income Taxes" that required a change to the asset and liability method of calculating deferred income taxes. The cumulative effect of this change resulted in an increase in net income of $13.3, or $.23 per share ($.22 fully diluted) in 1993. This method calls for the establishment of a deferred tax, calculated at currently effective tax rates, for the cumulative temporary differences between financial statement and tax bases of assets and liabilities. Prior to January 1, 1993 deferred income taxes were established for income and expense items reported in the consolidated financial statements in different periods than for tax purposes.

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

                                                            Years Ended December 31,
                                                          ----------------------------
                                                            1994      1993       1992
                                                          --------  --------  --------
Statutory tax rate . . . . . . . . . . . . . .               35.0%     35.0%     34.0%
Tax rate increases (decreases):
   Tax-exempt interest . . . . . . . . . . . .               (2.4)     (1.4)     (1.8)
   Dividends received exclusion. . . . . . . .                (.9)      (.7)      (.4)
   Fresh start adjustment and amortization . .                 -         -        (.7)
   Change in tax rate on beginning temporary differences       -       (1.2)       -
   Other items - net . . . . . . . . . . . . .                 .8        .4      (1.2)
                                                          --------  --------  --------
Effective tax rate . . . . . . . . . . . . . .               32.5%     32.0%     29.9%
                                                          ========  ========  ========

   A summary of deferred income taxes applicable to the year ended December 31, 1992, calculated on a historical basis prior to adoption FAS 109 follows:

                                                                    1992
                                                                   -------
Deferred policy acquisition costs . . . . . . . . . . . . . . . .  $   5.7
Future policy benefits. . . . . . . . . . . . . . . . . . . . . .      3.5
Loss and unearned premium reserve discounting and
  amortization. . . . . . . . . . . . . . . . . . . . . . . . . .     (4.9)
Fresh start amortization of discounted loss reserves. . . . . . .     (1.9)
Contingency reserves. . . . . . . . . . . . . . . . . . . . . . .     17.2
Other items - net . . . . . . . . . . . . . . . . . . . . . . . .       .9
                                                                   -------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20.5
                                                                   =======

   The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable are as follows at the dates shown:

                                                           December 31,         January 1,
                                                     ----------------------
                                                        1994         1993          1993
                                                     ---------    ---------      ---------
Deferred Tax Assets:
 Future policy benefits . . . . . . .                $     3.1    $     1.7      $    1.5
 Losses, claims, and settlement expenses                 179.8        182.2         165.4
 Unearned premium reserves. . . . . .                      1.0          6.2           3.4
 Other. . . . . . . . . . . . . . . .                      8.7          8.7           8.6
                                                     ---------    ---------      --------
   Total gross deferred tax assets. .                    192.7        199.0         178.9
   Less-valuation allowance . . . . .                      1.4          3.9           4.1
                                                     ---------    ---------      --------
   Net deferred tax assets. . . . . .                    191.3        195.0         174.8
                                                     ---------    ---------      --------
Deferred Tax Liabilities:
 Deferred policy acquisition costs. .                     35.5         34.2          27.8
 Mortgage guaranty insurers contingency reserves          67.2         43.2          25.1
 Fixed maturity securities adjusted to costs               3.6          4.8           3.4
 Unrealized investment gains (losses)                     (5.5)        10.2           2.6
 Title plants and records . . . . . .                      3.4          3.4           3.3
 Other. . . . . . . . . . . . . . . .                     14.5         15.7          18.8
                                                     ---------    ---------      --------
   Total deferred tax liabilities . .                    118.8        111.9      $   81.3
                                                     ---------    ---------      --------
   Net deferred tax asset . . . . . .                $    72.4    $    83.2      $   93.4
                                                     =========    =========      ========

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

   Life Insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $20.7 at December 31, 1993) credited to the former memorandum policyholders' surplus account" will not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

   As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1982 to 1990. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations. During 1994 and 1993, certain of the proposed adjustments were finally settled for immaterial amounts. In 1992, the Company's life insurance subsidiaries recorded previously unrecognized tax recoveries of $1.1 and related interest credits of approximately $12.4 stemming from resolution of various long-standing Internal Revenue Service disputes applicable to taxable years 1969 to 1981.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.1 in 1994, $3.2 in 1993 and $3.0 in 1992.

(l) Employee Benefit Plans- The Corporation has several pension plans covering approximately half of its employees. The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

   The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                 Years Ended December 31,
                                               ---------------------------
                                                 1994      1993      1992
                                               -------   -------   -------
 Service cost . . . . . . . . . . . . . . . .  $   3.4   $   3.0   $   2.9
 Interest cost. . . . . . . . . . . . . . . .      7.1       6.7       6.2
 Return on assets . . . . . . . . . . . . . .     (5.2)     (8.0)    (10.5)
 Net amortization and deferral. . . . . . . .     (4.9)     (1.7)      1.4
                                               -------   -------   -------
 Net cost (credit). . . . . . . . . . . . . .  $    .3   $    -    $    -
                                               =======   =======   =======


   The reconciliation of the funded status of the plans is as follows:

                                                                            December 31,
                                                                        ------------------
                                                                          1994       1993
                                                                        -------    -------
 Actuarial present value of benefit obligations:
   Vested benefit obligations . . . . . . . . . . . . .                 $  83.4    $  76.4
   Nonvested benefit obligations. . . . . . . . . . . .                     2.1        2.3
                                                                        -------    -------
   Accumulated benefit obligations. . . . . . . . . . .                    85.5       78.7
   Excess of projected benefit obligations over
    accumulated benefit obligations . . . . . . . . . .                    15.0       14.2
                                                                        -------    -------
 Projected benefit obligations. . . . . . . . . . . . .                   100.5       92.9
 Plans' assets at fair market value . . . . . . . . . .                   106.7      104.2
                                                                        -------    -------
 Plan assets in excess of projected benefit obligations                     6.2       11.2
 Unrecognized net loss. . . . . . . . . . . . . . . . .                     5.5         .6
 Prior service cost not yet recognized in net periodic pension cost          .6        1.5
 Remaining unrecognized transition net assets from
   December 31, 1985. . . . . . . . . . . . . . . . . .                    (5.8)      (7.4)
                                                                        -------    -------
Unfunded accrued pension asset recognized in the consolidated
   balance sheet. . . . . . . . . . . . . . . . . . . .                 $   6.5   $    5.9
                                                                        =======   ========

   The projected benefit obligations for the plans were determined using the following assumptions at the dates shown:

                                                           December 31,
                                                       -----------------------
                                                          1994         1993
                                                       ----------   ----------
 Settlement discount rates. . . . . . . . . . . . . . .7.0 - 8.5%   7.5 - 8.0%
 Rates of compensation increase . . . . . . . . . . . .4.0 - 5.5%   4.0 - 5.5%
 Long-term rates of return on assets. . . . . . . . . .7.5 - 8.5%   8.0 - 9.0%

   The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:


                                                    Years Ended December 31,
                                                  ---------------------------
                                                    1994      1993      1992
                                                  -------   -------   -------
   Employees Savings and Stock Ownership Plan. .  $   5.2   $   1.8   $   4.3
   Other profit sharing. . . . . . . . . . . . .      3.2       3.0       2.5
   Deferred and incentive compensation . . . . .  $   8.2   $  12.9   $  15.3
                                                  =======   =======   =======

   The Company adopted Financial Accounting Standard (FAS) No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" for health care and life insurance benefit plans as of January 1, 1993. A few Old Republic subsidiaries make available post-retirement health benefits for employees that retired prior to November 30, 1992. FAS No. 106 provides the option of either recognizing the projected future costs of post-retirement benefits as a liability, or amortizing such costs over the average remaining life expectancy of plan participants. Previously such benefits were reported as costs in the period during which they were provided. The Company recognized the accumulated post-retirement benefit liability of $7.0 as of January 1, 1993; this resulted in an after tax charge to net income of $4.6, or $.08 per share ($.08 fully diluted).

   The Company sponsors a leveraged Employee Savings and Stock Ownership Plan (ESSOP) for a majority of its employees. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares' of the Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering historical net income per share. As of December 31, 1994, there were 22,256,680 Series "D" Redeemable Preferred Shares and 479,449 Common Shares owned by the ESSOP of which 5,877,584 Series "D" Redeemable Preferred Shares and 27,483 Common Shares were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 3).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($198.7 and $219.9 at December 31, 1994 and 1993, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-Consolidated primary earnings per share are based upon the weighted average number of shares outstanding during each year, retroactively adjusted for all stock dividends and splits declared through December 31, 1994. Dividend requirements of $5.1 in 1994, $5.2 in 1993 and $6.0 in 1992 on preferred stock have been considered in per share calculations. The average number of common shares used in 1994, 1993 and 1992 earnings per share calculations reflect the pro forma inclusion of 5,323,170, 5,476,047 and 5,704,688 incremental common shares, respectively, which would be issued upon conversion and/or exercise of dilutive convertible preferred and stock option shares. Fully diluted earnings per share are similarly calculated with the inclusion of substantially all convertible securities and stock options includable for each year; no such data is shown when the calculations are anti-dilutive.

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of savings accounts, money market funds, certificates of deposit, and commercial paper with maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

Supplemental cash flow information:             Years Ended December 31,
                                              ----------------------------
                                                1994      1993       1992
                                              -------   -------    -------
  Cash paid during the year for:
    Interest. . . . . . . . . . . . . . . .   $  19.9   $  20.0    $  16.1
    Income taxes. . . . . . . . . . . . . .      61.5      54.1       54.0
                                              -------   -------    -------
                                              $  81.4   $  74.1    $  70.1
                                              =======   =======    =======

(p) Concentration of Credit Risk-Excluding U.S. government bonds and notes, the Company is not exposed to any significant credit concentration risk.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2-Investments - Bonds and other investments carried at $161.6 as of December 31, 1994 were on deposit with governmental authorities by the Corporation's insurance subsidiaries to comply with insurance laws.

Note 3-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                              December 31
                                                   ----------------------------------
                                                         1994               1993
                                                   ---------------    ---------------
                                                   Carrying  Fair     Carrying  Fair
                                                    Amount   Value     Amount   Value
                                                    ------  ------     ------  ------
Commercial paper due within 180 days with an
 average yield of 6.29% and 3.40% . . . .           $ 83.2  $ 83.2     $ 49.6  $ 49.6
Convertible subordinated debentures maturing in
 2002 at 5.75% (b). . . . . . . . . . . .            110.0   106.7      110.0   123.3
Debentures maturing in 2015 at 11.5%. . .             29.5    32.0       29.5    32.3
Debentures maturing in 2018 at 10.0%. . .             74.0    78.9       74.0    80.6
Other miscellaneous debt. . . . . . . . .              4.0     4.0        4.2     4.2
                                                    ------  ------     ------  ------
Total debt. . . . . . . . . . . . . . . .            300.9   304.9      267.5   289.9
Redeemable preferred stock classified as a debt
  equivalent See (a) below. . . . . . . .             13.8    13.8       15.1    15.1
                                                    ------  ------     ------  ------
Total debt and debt equivalents . . . . .           $314.7  $318.7     $282.7  $305.0
                                                    ======  ======     ======  ======

   The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

   Scheduled maturities of the above debt (including redeemable preferred stock classified as a debt equivalent see (a)below) at December 31, 1994 are as follows: 1995: $92.1; 1996: $5.5; 1997: $4.2; 1998: $2.5; 1999: $4.2; 2000
and after $210.3.  During 1994, 1993 and 1992, $19.8, $20.0 and $18.1,
respectively, of interest expense on debt was charged to consolidated operations.

---------
(a) The Company has guaranteed bank loans (balance at December 31, 1994 was $13.8) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"). The loans have been used to fund the purchase of Series "B" and Series "D" Redeemable Preferred Stock from the Company by the trust for the original amount of the loans. The Trust's loan principal repayments (currently scheduled at $6.1 in 1995, $3.9 in 1996, $2.7 in 1997, and $1.0 in 1998) are expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest rate on the Trust's loans of $13.8 is set every six months and ranges from 1-1/4% above the prime rate to approximately 75% thereof. See Notes 4a and 4b.
(b) Each one thousand dollar convertible debenture maturing in 2002, may be converted at any time into 39.024 common shares.

Note 4-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1994.

(a) Preferred Stock-The following table shows certain information pertaining to each of the Corporation's series of preferred shares issued and outstanding:

                                           Redeemable convertible         Convertible         Cumulative
                                           ----------------------   -----------------------   ---------
Preferred Stock Series:                       "B"          "D"          "E"         "G"(1)       "H"
                                           ---------    ---------   ----------    ---------   ---------
Annual cumulative dividend rate
 per share. . . . . . .                    $    .148    $    .130   $     1.00    $     (1)      8 3/4%
Conversion ratio of preferred into
 common shares (2). . .                      5 for 1      5 for 1   1 for 3.52    1 for .95          -
Conversion right begins                         1994      Anytime      Anytime      Anytime          -
Redemption and liquidation
 value per share. . . .                    $    2.47    $    1.30     $  33.50          (1)   $   25.00
Redemption beginning in year                    1994         1987         1995          (1)         (4)
Total redemption value (millions)          $     .95    $   29.73     $   3.59          (1)       54.80
Vote per share. . . . .                          one          one          one          one           -
Shares outstanding:
 December 31, 1993(3) .                      386,075   22,874,402      118,882       51,546   2,300,000
 December 31, 1994(3) .                      386,075   22,874,402      107,278       72,852   2,192,100
                                           =========   ==========   ==========   ==========   ==========
----------
(1)The Corporation has authorized up to 1,000,000 shares of Series G
   Convertible Preferred Stock for issuance pursuant to the Corporation's
   Stock Option Plan.  Series G has been issued under two different designations; the most recent designation being Series G-2 (except as otherwise stated, Series "G" and Series "G-2" are collectively referred to as Series "G").  Management believes this designation will be the source of all foreseeable issuances of Series G stock.  Each share of Series G pays a floating rate dividend based on the prime rate of interest.  At
   December 31, 1994, the annual dividend rate for Series G and Series G-2 was $.57 per share and $1.58 per share, respectively.  Each share of
   Series G is convertible at any time, after being held six months, into
   0.95 shares of Common Stock (See 4(d) below).  Series G shares may be redeemed at the Corporation's sole option five years after their issuance.
(2)In the event of a merger in which the Corporation is not the survivor, each series of Preferred Stock must be redeemed at the above redemption value per share (plus 10% in the case of Series "B"). In the event of certain defined Business Combinations or the acquisition of 20% or more of a class of the Corporation's voting securities in certain circumstances, the Series D Preferred Stock is convertible into common shares at a ratio ranging from 5 for 1 to 2.5 for 1.
(3)Series "B" and "D" preferred stock, substantially all of which are held by the Corporation's employee benefit plans, are adjustable proportionately as to redemption value, dividend rate, and number of shares to reflect any stock dividends or splits declared on the Corporation's common stock, and has a preference as to dividend payments and upon liquidation of the
   Corporation. Series "E" preferred stock has preferences as to dividend payments and upon liquidation its conversion ratio is adjustable proportionately in the event stock dividends or splits are declared on the common stock.
(4)On or after December 13, 1996 redeemable at the option of the Corporation, in whole or in part, at a redemption price of $25.00 per share.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1994 data, the maximum amount of dividends payable to the Corporation by its insurance and other wholly-owned subsidiaries during 1995 without the prior approval of their respective regulatory authorities is approximately $167.1. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth and support its obligations to policyholders.

(c) Debt Restrictions-Under the most restrictive covenants, the terms of Old Republic's guaranties relative to loan agreements described in Note 3(a) provide that while loans under such agreements are outstanding, Old Republic will maintain a minimum consolidated tangible net worth (excluding goodwill and net unrealized investment gains or losses, but including title plants and records) of at least $400.0. Such agreements also, among other things, restrict Old Republic from permitting "Debt" to exceed 25% of its consolidated tangible net worth (as adjusted for goodwill and net unrealized investment gains or losses on equity securities) without approval of the lenders.

(d) Stock Option Plans-The Corporation has had non-qualified, stock option plans (the 1979, 1985 and 1992 plans) for its key employees and those of its eligible subsidiaries since 1979. The plans provide for the issuance of options for up to 5% of the Old Republic common stock issued and outstanding at any one time. The term of each option is generally 10 years from the date of grant. Under ordinary circumstances, options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant and cumulatively to the extent of an additional 10% on and after each of the first through ninth anniversaries of the date of grant. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. Amendments to the plans also enable optionees to, alternatively, exercise their options into Series "G" or Series "G-2" Convertible Preferred Stock. The exercise of options into such Series "G" or Series "G-2" Convertible Preferred stock reduces by 5% the number of equivalent common shares which would have otherwise been obtained from the exercise of options.

   Under the 1979 plan, the employees' right to exercise their options is accelerated if the Corporation is dissolved or liquidated, merges or consolidates with another company and the Corporation is not the surviving corporation, or more than 50% of the members of the Board of Directors of the Corporation change in any one year unless one or more of the new directors was nominated by the Board of Directors of the Corporation.

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

                                                             As of and for the Years Ended December 31,
                                 -----------------------------------------------------------------------------------------
                                           1992 Plan                       1985 Plan                    1979 Plan
                                 ---------------------------    ---------------------------    ---------------------------
                                   1994      1993      1992       1994      1993      1992       1994      1993      1992
                                 -------   -------   -------    -------   -------   -------    -------   -------   -------
Options outstanding              626,925   633,575    25,000    718,710   774,506   851,145         -     16,610   217,349
Price range:
  High . . . . .                  $26.13    $26.13    $20.50     $12.62    $12.62   $ 12.62    $    -     $ 5.14    $ 8.74
  Low. . . . . .                  $20.50    $20.50    $20.50     $ 8.74    $ 8.74   $  8.74    $    -     $ 5.14    $ 5.14
Shares exercisable               127,805    65,858     2,500    628,433   651,644   696,057         -     16,610   206,738
Options granted.                       -   610,775    25,000          -         -         -         -          -        -
Price of options granted:
  High . . . . .                  $    -    $26.13    $20.50     $    -    $    -   $     -    $    -     $    -    $   -
  Low. . . . . .                  $    -    $25.13    $20.50     $    -    $    -   $     -    $    -     $    -    $   -
Vesting acceleration price:
  High . . . . .                  $39.19    $39.19    $30.75     $18.93    $18.93   $ 18.93    $  N/A     $  N/A    $  N/A
  Low. . . . . .                  $30.75    $30.75    $30.75     $13.11    $13.11   $ 13.11    $  N/A     $  N/A    $  N/A
Options cancelled or forfeited     6,650     2,000         -      5,687       526    15,536         -        184       971
Options exercised                      -       200         -     50,109    76,113   412,939    16,610    200,555   232,098
Average price of options
  exercised. . .                  $    -    $25.13    $    -     $11.11    $11.42   $ 11.14    $ 5.14     $ 7.13    $ 6.55
                                 =======   =======   =======    =======   =======  ========   =======    =======   =======

   Option prices represent the per share market price on the date of grant. No charge is made to earnings in connection with the granting or exercise of nonqualified stock options.

   In conjunction with the purchase or merger of various companies, the Corporation has assumed the stock option obligations under various qualified and nonqualified stock option plans previously adopted by such companies. These plans were terminated as of the merger dates, and existing options at that date became exercisable into Old Republic common shares at their original price adjusted for the appropriate exchange ratios pertaining to each merger. At December 31, 1994, options for 5,576 shares were outstanding and exercisable under the remaining plan at a price of $10.00 per share. Options for 18,246; 24,568; and 74,440 were exercised for a total consideration of approximately $0.1, $0.1, and $0.5 during 1994, 1993 and 1992, respectively.

(e) Common Stock-There were 250,000,000 shares of common stock authorized at December 31, 1994. At the same date, there were 50,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1994 amounted to $1,020.9 and $(11.3), respectively. Cash dividends declared during 1994, 1993 and 1992, to the Corporation by its subsidiaries amounted to $55.4, $53.9 and $50.6, respectively.

(g) Treasury Stock-A total of 5,540,360 common shares issued and outstanding are held by consolidated affiliates. See "Related Party Transactions" herein.

(h) Statutory Data-The shareholders' equity and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                  Shareholders' Equity            Net Income
                                  -------------------    ------------------------------
                                      December 31,          Years Ended December 31,
                                  -------------------    ------------------------------
                                    1994       1993        1994       1993       1992
                                  --------   --------    --------   --------   --------
   General Insurance Group . . .  $1,016.2   $  934.5    $  116.2   $   93.2   $  109.7
   Title Insurance Group . . . .     123.5      122.4         6.0       19.2       14.6
   Mortgage Guaranty Group . . .     107.6      104.6        74.7       56.3       38.1
   Life Insurance Group. . . . .  $   82.5   $   84.9    $    6.9   $    3.6   $    8.9
                                  ========   ========    ========   ========   ========




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

   Reinsurance protection for General Insurance operations generally limits the net loss on any one risk as follows (in thousands): fire and other physical perils-$300; accident and health-$15; workers' compensation-$1,000; other liability-$600; and loan credit guaranty-$200. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $25,000 as to any one policy. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $20. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250.

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

   The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1994. For the years 1992 to 1994, reinsurance transactions of the Title Insurance Group have not been material.

                                               Years Ended December 31,
                                           --------------------------------
                                              1994       1993       1992
                                           ---------   ---------  ---------
General Insurance Group
Written premiums:direct . . . . . . . .    $ 1,170.2   $ 1,160.7  $ 1,100.4
                 assumed  . . . . . . .         68.6       111.5       74.7
                 ceded  . . . . . . . .    $   387.3   $   396.1  $   375.0
                                           =========   =========  =========
Earned premiums:direct. . . . . . . . .    $ 1,174.6   $ 1,170.4  $ 1,086.6
                assumed . . . . . . . .         78.1       107.6       82.4
                ceded . . . . . . . . .    $   388.6   $   411.4  $   362.6
                                           =========   =========  =========
Claims ceded. . . . . . . . . . . . . .    $   277.2   $   390.9  $   168.7
                                           =========   =========  =========

Mortgage Guaranty Group
Written premiums:direct . . . . . . . .    $   138.4   $   125.7  $    88.1
                 assumed. . . . . . . .          -           -          -
                 ceded  . . . . . . . .    $     3.2   $     4.6  $     6.8
                                           =========   =========  =========
Earned premiums:direct. . . . . . . . .    $   138.3   $   102.5  $    70.2
                assumed . . . . . . . .          -           -          -
                ceded . . . . . . . . .    $     3.8   $     5.7  $     8.5
                                           =========   =========  =========
Claims ceded. . . . . . . . . . . . . .    $     2.3   $     3.3  $     3.5
                                           =========   =========  =========

Mortgage guaranty insurance in force as of
December 31:direct. . . . . . . . . . .    $31,415.8   $25,372.5  $18,591.8
            assumed . . . . . . . . . .           .1          .4         .6
            ceded . . . . . . . . . . .    $ 1,010.5   $ 1,346.8  $ 1,945.5
                                           =========   =========  =========

Life Insurance Group
Written premiums:direct . . . . . . . .    $    80.4   $    64.5  $    59.0
                 assumed. . . . . . . .           .3          .3         .4
                 ceded. . . . . . . . .    $    43.3   $    33.7  $    34.6
                                           =========   =========  =========
Earned premiums:direct. . . . . . . . .    $    80.6   $    71.0  $    67.4
                assumed . . . . . . . .           .3          .3         .4
                ceded . . . . . . . . .    $    41.0   $    38.3  $    38.5
                                           =========   =========  =========

Life insurance in force
  as of December 31:direct. . . . . . .    $ 8,742.4   $ 8,848.7  $ 7,669.6
                    assumed . . . . . .          -           -          -
                    ceded . . . . . . .    $ 4,318.9   $ 4,561.9  $ 4,154.1
                                           =========   =========  =========

Disability/accident and health insurance premiums
ceded on a quota share basis:
  To affiliated companies . . . . . . .    $     3.0   $     1.1  $     2.3
  To unaffiliated companies . . . . . .         24.5        18.1       18.8
                                           ---------   ---------  ---------
   Total. . . . . . . . . . . . . . . .    $    27.6   $    19.3  $    21.1
                                           =========   =========  =========

  Percentage of direct and assumed premiums    49.9%      53.7%       57.6%
                                           =========   ========   =========

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1994, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $106.2 are summarized as follows:
1995: $26.1; 1996: $19.8; 1997: $14.2; 1998: $10.1; 1999: $7.0; 2000 and
after: $28.7.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing authorities in their regular examinations. Management does not anticipate any significant losses or costs to result from any known or existing contingencies.

(d) Legal Proceedings-There are no material legal proceedings other than those arising in the normal course of business and which generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

Note 6-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1994 is presented below. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to a fair presentation of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal patterns in premium production and incidence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations":

                                                       1st          2nd           3rd           4th
                                                     Quarter      Quarter       Quarter       Quarter
                                                   ----------    ----------    ----------    -----------
Year Ended December 31, 1994:
Operating Summary:
Net premiums, fees, and other income               $    379.5    $    368.9    $    346.1    $    348.6
Net investment income and realized gains                 58.3          57.7          57.6          61.2
Total revenues. . . . . . . . . .                       438.0         426.9         403.9         410.0
Benefits, claims, and expenses. .                       387.7         373.1         347.2         345.0
Net income. . . . . . . . . . . .                  $     34.0    $     36.0    $     37.8    $     43.0
                                                   ==========    ==========    ==========    ==========
Net income per share:Primary. . .                  $      .57    $      .61    $      .64    $      .73
               Fully Diluted. . .                  $      .55    $      .58    $      .61    $      .70
                                                   ==========    ==========    ==========    ==========
Average common and equivalent shares outstanding:
Primary . . . . . . . . . . . . .                  57,264,289    57,264,182    57,219,840    57,124,416
                                                   ==========    ==========    ==========    ==========
Fully Diluted . . . . . . . . . .                  61,693,146    61,692,856    61,669,829    61,588,211
                                                   ==========    ==========    ==========    ==========

                                                       1st          2nd           3rd           4th
                                                     Quarter      Quarter       Quarter       Quarter
                                                   ----------    ----------    ----------    ----------
Year Ended December 31, 1993:
Operating Summary:
Net premiums, fees, and other income               $    339.2    $    346.6    $    374.7    $    414.3
Net investment income and realized gains                 63.7          63.9          61.4          71.5
Total revenues. . . . . . . . . .                       403.1         410.8         436.2         486.0
Benefits, claims, and expenses. .                       358.5         347.2         376.9         410.1
Income before cumulative effect of accounting
changes . . . . . . . . . . . . .                        31.4          43.0          41.4          50.3
Cumulative effect of accounting changes                   8.6            -             -             -
Net income. . . . . . . . . . . .                  $     40.1    $     43.0    $     41.4    $     50.3
                                                   ==========    ==========    ==========    ==========
Net income per share:
Primary:
Before cumulative effect of accounting changes     $      .53    $      .73    $      .70    $      .86
Cumulative effect of accounting changes                   .15            -             -             -
Net Income. . . . . . . . . . . .                  $      .68    $      .73    $      .70    $      .86
                                                   ==========    ==========    ==========    ==========
Fully Diluted:
Before cumulative effect of accounting changes     $      .51    $      .70    $      .67    $      .81
Cumulative effect of accounting changes                   .14            -             -             -
Net Income. . . . . . . . . . . .                  $      .65    $      .70    $      .67    $      .81
                                                   ==========    ==========    ==========    ==========
Average common and equivalent shares outstanding:
Primary . . . . . . . . . . . . .                  57,121,667    57,148,698    57,180,690    57,224,970
                                                   ==========    ==========    ==========    ==========
Fully Diluted . . . . . . . . . .                  61,601,784    61,582,297    61,620,439    61,654,879
                                                   ==========    ==========    ==========    ==========

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

   In computing the profit or loss before taxes for each segment, the following items have not been added or deducted: general corporate revenues and expenses, parent company interest expense, income taxes, and equity in operating results of, or dividends from, unconsolidated subsidiaries and affiliates. To reconcile the total assets shown for the General, Title, Mortgage Guaranty and Life Groups with total consolidated assets at December 31, 1994 and 1993, adjustments must be made for the parent company assets of $1,745.2 and $1,650.1, and consolidating eliminations of $2,143.0 and $2,022.9, respectively.

   Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

                               Net Revenues
-------------------------------------------------------------------------------
                                               Years Ended December 31,
                                           ----------------------------------
                                              1994       1993       1992
                                           ---------   ---------  ---------
General Insurance Group:
Net premiums earned:
  Liability coverages . . . . . . . . . .  $   509.8   $   517.5  $   477.2
  Property and other coverages. . . . . .      354.2       349.0      329.1
Net investment (a) and other income . . .      187.4       192.0      195.4
                                           ---------   ---------  ---------
   Total. . . . . . . . . . . . . . . . .    1,051.4     1,058.5    1,001.8
                                           ---------   ---------  ---------

Title Insurance Group:
Net premiums earned . . . . . . . . . . .      244.4       249.6      206.1
Title, escrow and other fees. . . . . . .      140.2       199.7      188.4
                                           ---------   ---------  ---------
  Sub-total . . . . . . . . . . . . . . .      384.7       449.4      394.5
Net investment (a) and other income . . .       20.0        18.5       18.3
                                           ---------   ---------  ---------
   Total. . . . . . . . . . . . . . . . .      404.7       467.9      412.8
                                           ---------   ---------  ---------

Mortgage Guaranty Group:
Net premiums earned . . . . . . . . . . .      134.5        96.8       61.6
Net investment (a) and other income . . .       23.8        21.8       17.1
                                           ---------   ---------  ---------
   Total. . . . . . . . . . . . . . . . .      158.3       118.6       78.8
                                           ---------   ---------  ---------

Life Insurance Group:
Annuities:
  Net premiums earned . . . . . . . . . .        -            .1         .2
  Net investment income . . . . . . . . .        6.4         6.5        7.7
                                           ---------   ---------  ---------
  Sub-total . . . . . . . . . . . . . . .        6.4         6.6        7.9
                                           ---------   ---------  ---------
Credit and other life and disability:
  Net premiums earned . . . . . . . . . .       40.0        32.9       29.0
  Net investment (a) and other income . .        9.2         9.9       23.0
                                           ---------   ---------  ---------
  Sub-total . . . . . . . . . . . . . . .       49.3        42.9       52.1
                                           ---------   ---------  ---------
   Total. . . . . . . . . . . . . . . . .       55.7        49.5       60.0
                                           ---------   ---------  ---------

Other Operations - Net (b): . . . . . . .         .9         1.3         .6
                                           ---------   ---------  ---------
  Consolidated sub-total. . . . . . . . .    1,671.2     1,696.0    1,554.2
Net Realized Gains. . . . . . . . . . . .        7.7        40.2       62.8
                                           ---------   ---------  ---------
  Consolidated. . . . . . . . . . . . . .  $ 1,679.0   $ 1,736.3  $ 1,617.0
                                           =========   =========  =========

                      Income (Loss) Before Taxes (c)
-------------------------------------------------------------------------------

                                               Years Ended December 31,
                                            ---------------------------------
                                               1994       1993       1992
                                            ---------  ---------   ---------
General Insurance Group:
Underwriting/service income (loss):
  Liability coverages . . . . . . . . .     $   (65.0) $   (67.4)  $   (71.4)
  Property and other coverages. . . . .          45.4       21.9        16.8
Net investment income (a) . . . . . . .         173.8      170.1       173.3
                                            ---------  ---------   ---------
Total . . . . . . . . . . . . . . . . .         154.2      124.5       118.7
                                            ---------  ---------   ---------

Title Insurance Group:
Underwriting/service income (loss)  . .         (16.9)      16.2        11.4
Net investment income (a) . . . . . . .          16.7       15.8        15.5
                                            ---------  ---------   ---------
  Total . . . . . . . . . . . . . . . .           (.2)      32.1        26.9
                                            ---------  ---------   ---------

Mortgage Guaranty Group:
Underwriting/service income . . . . . .          57.7       43.8        30.0
Net investment income (a) . . . . . . .          20.6       17.5        13.7
                                            ---------  ---------   ---------
  Total . . . . . . . . . . . . . . . .          78.3       61.3        43.8
                                            ---------  ---------   ---------

Life Insurance Group:
Annuities . . . . . . . . . . . . . . .           2.4        (.2)         .6
Other coverages and net investment income (a)     3.9        6.7        18.2
                                            ---------  ---------   ---------
  Total . . . . . . . . . . . . . . . .           6.4        6.5        18.9
                                            ---------  ---------   ---------

Other Sources - Net (b):. . . . . . . .         (20.6)     (21.4)      (20.5)
                                            ---------  ---------   ---------
  Consolidated sub-total. . . . . . . .         218.1      203.0       187.9

Net Realized Gains. . . . . . . . . . .           7.7       40.2        62.8
                                            ---------  ---------   ---------
  Consolidated. . . . . . . . . . . . .     $   225.8  $   243.3   $   250.7
                                            =========  =========   =========


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

                            Assets At Year End
-----------------------------------------------------------------------------

                                                         December 31,
                                                   --------------------------
                                                     1994           1993
                                                   ---------      ---------
General Insurance Group . . . . . . . . . . . .    $ 5,199.9      $ 5,075.1
Title Insurance Group . . . . . . . . . . . . .        402.4          402.7
Mortgage Guaranty Group . . . . . . . . . . . .        487.8          408.3
Life Insurance Group. . . . . . . . . . . . . .        322.7          336.8
Consolidated. . . . . . . . . . . . . . . . . .    $ 6,262.9      $ 6,098.3
                                                   =========      =========

Note 8-Related Party Transactions - At December 31, 1994 and 1993, the Corporation owned 98.85% of the non-voting common shares, and 40% of the voting common and preferred shares of the American Business & Mercantile Insurance Group, Inc., ("AB&M Group" or "Group"), an affiliated insurance holding company engaged in the property and liability reinsurance business. As of the same dates, the American Business & Mercantile Insurance Mutual, Inc. ("Mutual"), a property & liability mutual insurer owned by its policyholders, held directly or through a subsidiary .04% of the non-voting common shares and 60% of the Group's voting common and preferred shares. At both dates, 1.11% of the Group's non-voting common shares were held by public shareholders.

   Pursuant to underwriting and investment management agreements, Old Republic receives management fees for administering the affairs of the Group's reinsurance subsidiary and those of the Mutual. Pursuant to reinsurance treaties, the Group and the Mutual are quota share participants in various types of primary or assumed reinsurance contracts produced through Old Republic underwriting facilities. Fees received in the past three years by Old Republic were immaterial. The following table shows reinsurance cessions, retrocessions, and assumptions to or from the Group's reinsurance subsidiary and the Mutual for the last three years.

                                 Ceded to Group        Assumed from Mutual       Ceded to Mutual
                              ----------------------  --------------------   ----------------------
                                1994    1993    1992    1994   1993   1992    1994    1993    1992
                              ------  ------  ------  ------  ------ -----   ------  ------  ------
Premiums written .            $ 12.5  $ 11.2  $ 10.7  $  -    $ -    $ (.2)  $  3.6  $  3.6  $  3.6
Commissions and fees              .7      .6      .6     -      -      (.1)     -       -        -
Losses and loss expenses        14.8     9.9    12.0     (.1)   (.3)   (.6)     4.3     3.5     1.2
Loss and loss expense
 reserves. . . . .              51.1    46.4    46.4    20.2   22.5   25.6      6.9     5.6     5.6
Unearned premiums.            $   .9  $   .7  $   .4  $  -    $ -    $ -     $   .3  $   .2  $   .2
                              ======  ======  ======  ======  =====  =====   ======  ======  ======

   Certain subsidiaries of the Company have sold various accounts receivable to a finance company subsidiary of the Mutual. Total receivables sold as of December 31, 1994 and 1993 amounted to approximately $6.6 and $8.5, respectively.

   At December 31, 1994 and 1993, the Group held approximately 8.0% of Old Republic's issued and outstanding common shares. For financial accounting purposes only, 4,439,267 of such shares have been treated as treasury shares at each respective date in consolidating the Group's accounts with those of the Corporation.

   In the normal course of business, the Company cedes, on the same terms as apply to unrelated reinsurers, certain parts of its outgoing reinsurance to a foreign reinsurer in which it has an equity interest. Total premiums ceded to this reinsurer amounted to approximately $6.1 in 1994, $5.6 in 1993 and $5.8 in 1992. As of December 31, 1994 and 1993, total premium and loss reserve credits taken on account of cumulative cessions aggregated $67.1 and $63.7, respectively, all of which credits were collateralized by cash, investments and funds held amounting to $69.0 and $70.7, respectively.

   At December 31, 1994, the Corporation owned 90% of the voting common stock of Employers General Insurance Group, Inc. ("EGI") an affiliated insurance holding company engaged in the property and liability insurance and reinsurance business, primarily in Texas. At such date, 10% of EGI's voting common stock was held by public shareholders.

   Pursuant to a branch management agreement, EGI supervises the solicitation and underwriting of all lines of insurance that two insurance subsidiaries of Old Republic are authorized to write. EGI's Texas domiciled insurance subsidiary has entered into a quota share reinsurance treaty with an insurance subsidiary of Old Republic. Under the reinsurance treaty, EGI's insurance subsidiary reinsures the net retained amount of business produced by EGI and its subsidiaries.

   EGI commenced operations in May, 1992, its insurance subsidiary received its license in December, 1993. The following table is a summary of intercompany transactions:

                                                           Ceded to EGI
                                                   ---------------------------
                                                     1994      1993      1992
                                                   -------   -------    ------
   Premiums written. . . . . . . . . . . . . . .   $  29.7   $  47.6    $   -
   Losses and loss expenses. . . . . . . . . . .      22.6      30.4        -
   Loss and loss expense reserves. . . . . . . .      33.3      22.9        -
   Unearned premiums . . . . . . . . . . . . . .   $  12.3   $  13.1    $   -
                                                   =======   =======    ======

   EGI has also entered into an investment counsel agreement with Old Republic, pursuant to which Old Republic provides investment advice, accounting services and assistance to EGI in executing purchases and sales of investments. Fees received by Old Republic were immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------------------------------------------------








To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


      We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of income, preferred stock and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Republic International Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

      As discussed in footnote 1(g), 1(h) and 1(l) to the consolidated financial statements, the Company changed its method of accounting for ceded reinsurance, income taxes and post retirement benefits other than pensions in 1993.




                                                 Coopers & Lybrand L.L.P.



Chicago, Illinois
March 14, 1995

Item 9-Disagreements on Accounting and Financial Disclosure

   None.

                                       PART III

Item 10-Directors and Executive Officers of the Registrant

   Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1995 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 12, 1995. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

   Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1995 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 12, 1995.


Item 12-Security Ownership of Certain Beneficial Owners and Management

   Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1995 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 12, 1995.

Item 13-Certain Relationships and Related Transactions

   Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1995 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 12, 1995.


                                        PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)Documents filed as a part of this report:
   1.  Financial statements: See Item 8, Index to Financial Statements.
   2. Financial statement schedules will be filed on or before April 30, 1995 under cover of Form 8.
   3.  See exhibit index on page 51 of this report.

(b)Reports on Form 8-K:
   1.  No reports on Form 8-K were filed during the fourth quarter of 1994.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):Old Republic International Corporation


By : ___/s/ A. C. Zucaro ______________________      ___3/15/95___
    A. C. Zucaro, Chairman of the Board,                 Date
    Chief Executive Officer, President and Director



By : ___/s/ Paul D.  Adams____________________       ___3/15/95___
     Paul D. Adams, Senior Vice President,                Date
     Chief Financial Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).




_____/s/ A.C. Zucaro__________               _____/s/ A.C. Zucaro___________
Anthony F. Colao, Director*                  John W. Popp, Director*
Senior Vice President



_____/s/ A.C. Zucaro__________               _____/s/A.C.Zucaro_____________
John C. Collopy, Director*                   William A. Simpson, Director*
                                             President of Republic Mortgage
                                             Insurance Company



_____/s/ A.C. Zucaro__________               _____/s/A.C.Zucaro_____________
Jimmy A. Dew, Director*                      Arnold L. Steiner, Director*
Executive Vice President of Republic
Mortgage Insurance Company



_____/s/ A.C. Zucaro__________               _____/s/A.C.Zucaro_____________
Darrel M. Holt, Director*                    William R. Stover, Director*




_____/s/ A.C. Zucaro__________               _____/s/A.C.Zucaro____________
Kurt W. Kreyling, Director*                  David Sursa, Director*



_____/s/ A.C. Zucaro__________               _____/s/A.C.Zucaro___________
Peter Lardner, Director*                     William G. White, Jr., Director*
President of Bituminous
 Casualty Corporation


_____/s/ A.C. Zucaro__________
Wilbur S. Legg, Director*



*  By/S/A. C. Zucaro
   Attorney-in-fact
   Date:  March 15, 1995

                                     EXHIBIT INDEX


   An index of exhibits required by item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

   (A)   Restated Certificate of Incorporation, as amended.

   (B) * By-laws, as amended (Exhibit 3(b) to Registrant's Annual Report on Form 10-K for 1993).

(4) Instruments defining the rights of security holders, including indentures.

   (A) * Certificates of Designations, as amended, with respect to Series B Cumulative Convertible Preferred Stock, Series D Cumulative Convertible Preferred Stock, Series E Cumulative Convertible Preferred Stock, Series G Convertible Preferred Stock, Series G-2 Convertible Preferred Stock and Series H Cumulative Preferred Stock.

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

   (D) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request (Exhibit 4(D) on Form 8 dated August 28, 1987).

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

   (B) Form 11 - K Annual Report of the Old Republic International Employees Savings and Stock Ownership Plan for the year ended December 31, 1994 (To be filed by amendment on Form 10-K).

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

                              (Exhibit Index, Continued)

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

   (O) * Copy of Bitco Savings Plan (Exhibit 4.3 to Form S-8 Registration Statement No. 33-32439).

   (P) Form 11-K Annual Report of the Bitco Savings Plan for the year ended December 31, 1994 (To be filed by amendment on Form 10-K).

   (Q) * Copy of RMIC Corporation Profit-Sharing Plan (Exhibit 10(M) to Registrant's Annual Report on Form 10-K for 1980).

** (R) * Copy of a written description of the RMIC Key Employees Performance
         Recognition Plan (Exhibit 10(Q) to Registrant's Annual Report on Form 10-K for 1991).

   (S) * Copy of Great West Casualty Company Profit Sharing Plan (Exhibit 10 to Form S-8 Registration Statement No. 33-52069).

   (T) Form 11-K Annual Report of the Great West Casualty Company Profit Sharing Plan for the year ended December 31, 1994 (To be filed by amendment on Form 10-K).

** (U) * Copy of deferred compensation agreement dated November 4, 1976, as amended, between RMIC Corporation and William A. Simpson (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 1980).

** (V) * Copy of deferred compensation agreement dated November 4, 1976, as amended, between RMIC Corporation and Jimmy A. Dew (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 1980).

** (W) * Copy of Incentive Compensation Plan of The Founders Title Group,
         Inc. (Exhibit 10(N) to Registrant's Annual Report on Form 10-K for
         1980).

** (X) * Copy of part time employment agreement between Old Republic Title
         Company and John C. Collopy. (Exhibit 10(W) to Registrant's Annual Report on Form 10-K for 1993).

   (Y) * Placement Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Merrill Lynch Money Markets Inc. (Exhibit 10.1 to Form S-3 Registration Statement No. 33-16836).

                              (Exhibit Index, Continued)


   (Z) * Issuing and Paying Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Morgan Guaranty Trust Company of New York (Exhibit
         10.2 to Form S-3 Registration Statement No. 33-16836).

(11) Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the three years ended December 31, 1994, 1993 and 1992.

(21)   Subsidiaries of the registrant.

(23)   Consent of Coopers & Lybrand L.L.P.

(24)   Powers of attorney

(28)   Consolidated Schedule P (To be filed by amendment.)


-----------------------
*  Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.