Form 10-K/A
period 1994-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-04-28
CIK 74260

                                                                             1
As in effect
3/1/61
                               FORM  10K/A1
                           --------------------

                   SECURITIES  AND  EXCHANGE COMMISSION
                         WASHINGTON,  D. C. 20549

                           --------------------

                   AMENDMENT  TO  APPLICATION  OR REPORT
             Filed Pursuant to Sections 12, 13,  or 15  (d) of
                  THE  SECURITIES  EXCHANGE  ACT OF  1934


                 OLD  REPUBLIC  INTERNATIONAL CORPORATION
- -------------------------------------------------------------------------
            (Exact name of registrant as specified in charter)


                          AMENDMENT  NO.        1
                                             -------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1994 on Form 10-K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits other portions amended)


                                SEE  INDEX


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                     --------------------------------------
                                                  (Registrant)



Date  April 28,  1995                 By ________/s/ Paul D. Adams_________
     ----------------                              (Signature)
                                                Paul Dennis Adams
                                              Senior Vice President,
                                             Chief Financial Officer
                                                   and Treasurer




                             Total Pages:  11
                             ----------------

                                                                             2
                                   INDEX


FINANCIAL  STATEMENT  SCHEDULES
- -------------------------------

       Report of Independent Accountants

       OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES

       Schedule    I  - Summary  of  Investments  -  Other than Investments
                        in Related Parties as of December 31, 1994

       Schedule   II  - Condensed  Financial  Information of Registrant for
                        the years ended December 31, 1994, 1993 and 1992

       Schedule  III  - Supplementary Insurance Information for the years ended December 31, 1994, 1993 and 1992

       Schedule   IV  - Reinsurance for the years ended December 31, 1994,
                        1993 and 1992

       Schedule   VI  - Supplemental Information Concerning Property -
                        Casualty Insurance Operations for the years ended December 31, 1994, 1993 and 1992

       Schedules other than those listed are omitted for the reason that they are not required, are not applicable that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.




EXHIBITS *
- ----------

       (28)     Consolidated Schedule P.





 *  Not covered in the Report of Independent Accountants.

                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ---------------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994 is included on page 47 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                               /s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 14, 1995

                                                                                                              4
                      OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
     SCHEDULE  I  -  SUMMARY  OF  INVESTMENTS  -  OTHER  THAN  INVESTMENTS  IN  RELATED  PARTIES
                                      As of December 31, 1994
                                         ($ in Thousands)
 -------------------------------------------------------------------------------------------------------

       Column A                                                Column B       Column C        Column D
     -------------                                           -------------  -------------  ---------------
                                                                                              Amount at
                                                                                Fair        which shown in
 Type of investment                                              Cost (a)       Value       balance sheet
 ------------------                                          -------------  -------------  ---------------
 Held to maturity:
   Fixed maturities securities:
     States, municipalities and political subdivisions       $    450,709   $    430,393   $    450,709
     Foreign government                                            39,993         39,405         39,993
     Public utilities                                             919,340        860,762        919,340
     All other corporate                                        1,316,280      1,251,195      1,316,280
     Redeemable preferred stocks                                      840            798            840
     Certificates of deposit                                           53             53             53
                                                             -------------  -------------  -------------
                                                                2,727,214      2,582,606      2,727,214
                                                             -------------  -------------  -------------
   Other long-term investments:
     Mortgage loans on real estate                                 14,097                        14,097
     Policy loans                                                   2,119                         2,119
     Other long-term investments                                   11,171                        11,171
                                                             -------------                 -------------
                                                                   27,388                        27,388
                                                             -------------                 -------------
       Total                                                    2,754,603                     2,754,603
                                                             -------------                 -------------


 Available for sale:
   Fixed maturities securities:
     United States Government and government
       agencies and authorities                                   646,308        620,181        620,181
     Convertibles and bonds with warrants attached                    500            125            125
                                                             -------------  -------------  -------------
                                                                  646,808        620,306        620,306
                                                             -------------  -------------  -------------
   Equity Securities:
     Nonredeemable preferred stocks                                 4,643          4,537          4,537
     Common stocks:
       Public utilities                                             7,489          9,372          9,372
       Banks, trusts and insurance companies                       43,688         42,325         42,325
       Industrial, miscellaneous and all other                    198,907        207,575        207,575
                                                             -------------  -------------  -------------
                                                                  254,727   $    263,809        263,809
                                                             -------------  -------------  -------------
   Short-term investments                                         172,160                       172,160
                                                             -------------                 -------------
       Total                                                    1,073,695                     1,056,276
                                                             -------------                 -------------
         Total Investments                                   $  3,828,297                  $  3,810,880
                                                             =============                 =============

 Note:
 (a)   Represents original cost of equity  securities,  and as to fixed  maturities,  original cost reduced by repayments and adjusted for amortization of premium or accrual of discounts.

                                                                             5

                              OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                          SCHEDULE   II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                                                   BALANCE  SHEETS
                              OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                                  ($  in Thousands)
 ---------------------------------------------------------------------------------------------------------

                                                                                       December 31,
                                                                              ----------------------------
                                                                                  1994            1993
                                                                              ------------    ------------
 Assets:

 Bonds and notes                                                              $     9,100     $     9,100
 Cash                                                                               2,001           4,857
 Short-term investments                                                             1,234           2,206
 Investments in, and indebtedness of related parties:
   Subsidiaries and affiliates, at equity                                       1,630,478       1,551,785
   Indebtedness of affiliates                                                      70,891          48,899
   Preferred stock, at cost                                                        20,500          20,500
 Other assets                                                                      10,134          11,851
                                                                              ------------    ------------
   Total Assets                                                               $ 1,744,339     $ 1,649,200
                                                                              ============    ============

 Liabilities, Preferred Stock
   and Common Shareholders' Equity:

 Liabilities:
 Accounts payable and accrued expenses                                        $    24,733     $    21,817
 Debt and debt equivalents                                                        229,484         230,784
 Indebtedness to affiliates and subsidiaries                                       84,031          61,563
 Commitments and contingent liabilities                                             1,327             ---
                                                                              ------------    ------------
   Total Liabilities                                                              339,577         314,166
                                                                              ------------    ------------

 Redeemable convertible preferred stock                                            16,801          16,616
 Convertible preferred stock                                                        3,830           3,924
 Cumulative preferred stock                                                        54,802          57,500
                                                                              ------------    ------------
   Total Preferred Stock                                                           75,435          78,040
                                                                              ------------    ------------

 Common Shareholders' Equity:
 Common stock                                                                      57,661          57,538
 Additional paid-in capital                                                       456,912         455,273
 Net unrealized appreciation (depreciation) of equity securities                  (10,427)         25,294
 Retained earnings                                                                865,077         750,251
 Treasury stock (at cost)                                                         (39,895)        (31,365)
                                                                              ------------    ------------
   Total Common Shareholders' Equity                                            1,329,327       1,256,993
                                                                              ------------    ------------
   Total Liabilities, Preferred Stock and
     and Common Shareholders' Equity                                          $ 1,744,339     $ 1,649,200
                                                                              ============    ============


                              OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                          SCHEDULE   II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                                              STATEMENTS  OF  INCOME
                              OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                                ($  in Thousands)
 ---------------------------------------------------------------------------------------------------------

                                                                          Years Ended December 31,
                                                                 -----------------------------------------
                                                                     1994           1993           1992
                                                                 -----------    -----------    -----------
 Revenues:
 Investment income from subsidiaries                             $    6,488     $    3,784     $    2,376
 Realized investment gains                                              ---            ---          2,077
 Real estate and other income                                         3,107          2,951          3,746
 Other investment income                                                152            372            479
                                                                 -----------    -----------    -----------
     Total Revenues                                                   9,749          7,108          8,679
                                                                 -----------    -----------    -----------

 Expenses:
 Interest -- subsidiaries                                             3,473          1,928          3,399
 Interest -- other                                                   17,443         17,362         14,801
 Real estate and other expenses                                       2,397          2,728          2,761
 General expenses, taxes and fees                                     4,532          5,824          5,471
                                                                 -----------    -----------    -----------
     Total Expenses                                                  27,847         27,842         26,433
                                                                 -----------    -----------    -----------
 Revenues net of expenses                                           (18,098)       (20,734)       (17,754)

 Federal income tax credits                                          (7,443)        (7,797)        (6,691)
                                                                 -----------    -----------    -----------
 Income (loss)before items below                                    (10,655)       (12,937)       (11,063)
 Cumulative effect of accounting changes                                ---            350            ---
                                                                 -----------    -----------    -----------
 Income (loss) before equity in earnings of subsidiaries            (10,655)       (12,587)       (11,063)

 Equity in Earnings of Subsidiaries:
   Cash dividends                                                    55,458         53,987         50,613
   Earnings in excess of cash dividends                             106,271        125,400        135,200
   Cumulative effect of accounting changes                              ---          8,347            ---
                                                                 -----------    -----------    -----------

 Net Income                                                      $  151,073     $  175,147     $  174,750
                                                                 ===========    ===========    ===========


                      OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                      SCHEDULE   II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       STATEMENTS  OF  CASH  FLOWS
                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                            ($  in Thousands)
 --------------------------------------------------------------------------------------------------------

                                                                         Years Ended December 31,
                                                                -----------------------------------------
                                                                    1994           1993           1992
                                                                -----------    -----------    -----------
 Cash flows from operating activities:
   Net income                                                   $  151,073     $  175,147     $  174,750
   Change in non-cash items:
     Accounts receivable                                             2,135            405         (2,164)
     Income taxes - net                                              3,146         (9,441)        14,001
     Excess of equity in net income of subsidiaries
        over dividends received                                   (106,271)      (133,747)      (135,200)
     Accounts payable, accrued expenses and other                      (10)          (438)        (2,494)
                                                                -----------    -----------    -----------
   Total                                                            50,074         31,926         48,892
                                                                -----------    -----------    -----------

 Cash flows from investing activities:
   Sales of fixed maturity securities                                  ---          1,000            ---
   Purchases of fixed assets for company use                          (182)          (247)          (421)
   Investments in, and indebtedness of related parties - net       (11,410)       (25,353)      (119,363)
                                                                -----------    -----------    -----------
   Total                                                           (11,593)       (24,600)      (119,784)
                                                                -----------    -----------    -----------

 Cash flows from financing activities:
   Increase in term loans                                              ---            ---          1,635
   Issuance of preferred and common stock                            1,667          4,723         10,411
   Issuance of debentures and notes                                    ---            ---        110,000
   Repayments of term loans                                            ---            ---         (2,107)
   Dividends on common shares                                      (24,537)       (21,694)       (19,082)
   Dividends on preferred shares                                    (8,211)        (8,343)        (8,957)
   Purchase of treasury stock                                       (8,530)           ---            ---
   Purchase of cumulative preferred stock                           (2,697)           ---            ---
                                                                -----------    -----------    -----------
   Total                                                           (42,309)       (25,314)        91,898
                                                                -----------    -----------    -----------

 Increase (decrease) in cash and short-term investments             (3,828)       (17,988)        21,006
 Cash and short-term investments, beginning of year                  7,063         25,052          4,045
                                                                -----------    -----------    -----------
 Cash and short-term investments, end of year                   $    3,235     $    7,063     $   25,052
                                                                ===========    ===========    ===========

                                                                            8

                          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                         SCHEDULE  III - SUPPLEMENTARY  INSURANCE  INFORMATION
                          For the years ended December 31, 1994, 1993 and 1992
                                           ($ in Thousands)
- -----------------------------------------------------------------------------------------------------------

      Column A                            Column B        Column C        Column D        Column E        Column F
- ----------------------                 --------------  --------------  --------------  --------------  --------------

                                                        Future Policy
                                           Deferred       Benefits,                     Other Policy
                                            Policy         Losses,                        Claims and
                                         Acquisition      Claims and       Unearned        Benefits        Premium
        Segment                             Costs       Loss Expenses      Premiums        Payable         Revenue
- ----------------------                 --------------  --------------  --------------  --------------  --------------
Year Ended December 31, 1994
- -------------------------------
  Insurance Underwriting:
    General Insurance Group                 $50,710      $1,823,758        $266,534         $74,816        $864,031
    Title Insurance Group                       ---         196,009             ---              64         244,427
    Mortgage Insurance Group                 34,011          64,695          80,244             611         134,515
    Life Insurance Group                     16,604         147,740             ---           3,631          39,973
    Reinsurance Losses Recoverable (a)          ---       1,467,483          58,745             ---             ---
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          101,326       3,699,686         405,525          79,124       1,282,948
    Corporate                                   ---             ---             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $101,326      $3,699,686        $405,525         $79,124      $1,282,948
                                      ==============  ==============  ==============  ==============  ==============

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
                                      ==============  ==============  ==============  ==============  ==============

Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and
Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets.  At December 31, 1994 and 1993, assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion.  FAS No. 113 did not have any effect on the Company's results of ofoperations. As permitted, perior years' reports have not been changed retroactively for these changes.


                          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                           SCHEDULE  III - SUPPLEMENTARY  INSURANCE  INFORMATION
                          For the years ended December 31, 1994, 1993 and 1992
                                                  ($ in Thousands)
- ---------------------------------------------------------------------------------------------------------------------

        Column A                         Column G        Column H        Column I        Column J        Column K
- ----------------------                --------------  --------------  --------------  --------------  --------------
                                                         Benefits,     Amortization
                                                          Claims,       of Deferred
                                           Net          Losses and        Policy           Other
                                        Investment      Settlement      Acquisition      Operating       Premiums
        Segment                           Income         Expenses         Costs          Expenses        Written
- ----------------------                --------------  --------------  --------------  --------------  --------------
Year Ended December 31, 1994
- ----------------------------
  Insurance Underwriting:
    General Insurance Group                $173,804        $644,159        $149,084         $96,338        $851,581
    Title Insurance Group                    16,784          44,837             ---         360,096         244,427
    Mortgage Insurance Group                 20,630          38,771          24,654          16,599         135,178
    Life Insurance Group                     15,374          25,762           4,475          19,073          37,505
    Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          226,594         753,531         178,214         492,107       1,268,694
    Corporate                                   981             ---             ---          21,589             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $227,575        $753,531        $178,214        $513,697      $1,268,694
                                      ==============  ==============  ==============  ==============  ==============


Year Ended December 31, 1993
- ----------------------------
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
                                      ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 1992:
- -----------------------------
  Insurance Underwriting:
    General Insurance Group                $173,364        $609,274        $109,954        $121,448        $799,885
    Title Insurance Group                    15,512          62,042             ---         323,799         206,128
    Mortgage Insurance Group                 13,765          14,651          11,931           8,422          81,369
    Life Insurance Group                     18,294          23,719           4,687          12,729          24,839
                                      --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          220,937         709,686         126,573         466,400       1,112,222
    Corporate                                   617             ---             ---          21,256             ---
                                      --------------  --------------  --------------  --------------  --------------
      Consolidated                         $221,555        $709,686        $126,573        $487,656      $1,112,222
                                      ==============  ==============  ==============  ==============  ==============


Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and
Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets.  At December 31, 1994 and 1993, assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion.  FAS No. 113 did not have any effect on the Company's results of ofoperations. As permitted, perior years' reports have not been changed retroactively for these changes.


                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                          SCHEDULE  IV - REINSURANCE
                                 For the years ended December 31, 1994, 1993 and 1992
                                               ($ in Thousands)
- --------------------------------------------------------------------------------------------------------------

                   Column A              Column B       Column C       Column D       Column E       Column F
- -----------------------------------    -------------  -------------  -------------  -------------  -----------

                                                                                                   Percentage
                                                          Ceded         Assumed                     of amount
                                            Gross        to other     from other         Net         assumed
                                           amount       companies      companies       amount         to net
                                       -------------  -------------  -------------  -------------  -----------
Year Ended December 31, 1994
- ----------------------------
  Life insurance in force              $  8,742,480   $  4,318,984   $        ---   $  4,423,496        --- %
                                       =============  =============  =============  =============  ===========

  Premiums:
    General Insurance Group            $  1,174,566   $    388,619   $     78,084   $    864,031        9.0 %
    Title Insurance Group                   243,659            185            953        244,427        0.4
    Mortgage Insurance Group                138,288          3,772            ---        134,515        ---
    Life Insurance Group:
      Life insurance                         30,676         16,218            ---         14,458        ---
      Accident and health insurance          50,012         24,869            372         25,515        1.5
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               80,689         41,088            372         39,973        0.9
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (372)          (372)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,637,204   $    433,293   $     79,038   $  1,282,948        6.2 %
                                       =============  =============  =============  =============  ===========

Year Ended December 31, 1993
- ----------------------------
  Life insurance in force              $  8,848,757   $  4,561,958   $        ---   $  4,286,799        --- %
                                       =============  =============  =============  =============  ===========

  Premiums:
    General Insurance Group            $  1,170,377   $    411,449   $    107,602   $    866,530       12.4 %
    Title Insurance Group                   248,854             93            871        249,632        0.3
    Mortgage Insurance Group                102,543          5,744              1         96,800        ---
    Life Insurance Group:
      Life insurance                         31,758         16,744             12         15,026        0.1
      Accident and health insurance          39,253         21,568            331         18,016        1.8
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               71,011         38,312            343         33,042        1.0
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (331)          (331)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,592,785   $    455,272   $    108,486   $  1,246,004        8.7 %
                                       =============  =============  =============  =============  ===========


Year Ended December 31, 1992:
- -----------------------------
  Life insurance in force              $  7,669,689   $  4,154,179   $        ---   $  3,515,510        --- %
                                       =============  =============  =============  =============  ===========

  Premiums:
    General Insurance Group            $  1,091,491   $    362,006   $     76,914   $    806,399        9.5 %
    Title Insurance Group                   205,486            170            812        206,128        0.4
    Mortgage Insurance Group                 70,206          8,523              3         61,686        ---
    Life Insurance Group:
      Life insurance                         29,993         17,910            ---         12,083        ---
      Accident and health insurance          37,414         20,638            465         17,241        2.7
                                       -------------  -------------  -------------  -------------  -----------
    Total Life Insurance Group               67,407         38,548            465         29,324        1.6
                                       -------------  -------------  -------------  -------------  -----------
    Consolidating adjustments                   ---           (366)          (366)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
  Consolidated                         $  1,434,590   $    408,881   $     77,828   $  1,103,539        7.1 %
                                       =============  =============  =============  =============  ===========

                                                                            10

                         OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
         SCHEDULE  VI - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE  OPERATIONS
                                      For the years ended December 31, 1994, 1993 and 1992
                                                   ($ in Thousands)
- ----------------------------------------------------------------------------------------------------------------

             Column A                    Column B       Column C       Column D       Column E       Column F
- -----------------------------------    -------------  -------------  -------------  -------------  -------------

                                                      Reserves for
                                         Deferred     Unpaid Claims    Discount,
                                          Policy        and Claim       If Any,
                                        Acquisition     Adjustment    Deducted in      Unearned        Earned
    Affiliation With Registrant           Costs          Expenses       Column C       Premiums       Premiums
- -----------------------------------    -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1994:
- ----------------------------
(a)    Consolidated property-casualty
       entities (b)                         $50,710     $1,823,758       $169,157       $266,534       $864,031
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  ------------   -------------
                                            $50,710     $1,823,758       $169,157       $266,534       $864,031
                                       =============  =============  =============  ============   =============

Year Ended December 31, 1993:
- ----------------------------
(a)    Consolidated property-casualty
       entities (b)                         $50,216     $1,749,676       $154,293       $278,983       $866,530
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------
                                            $50,216     $1,749,676       $154,293       $278,983       $866,530
                                       =============  =============  =============  =============  =============

Year Ended December 31, 1992:
- ----------------------------
(a)    Consolidated property-casualty
       entities                             $43,134     $1,615,181       $149,116       $260,548       $806,399
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------
                                            $43,134     $1,615,181       $149,116       $260,548       $806,399
                                       =============  =============  =============  =============  =============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule V.


                         OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
         SCHEDULE  VI - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE  OPERATIONS
                                      For the years ended December 31, 1994, 1993 and 1992
                                                   ($ in Thousands)
- --------------------------------------------------------------------------------------------------------------------------

                 Column A                Column G               Column H          Column I       Column J       Column K
- ------------------------------------   -------------  ------------------------  -------------  -------------  ------------

                                                          Claims and Claim      Amortization       Paid
                                                         Adjustment Expenses    of Deferred       Claims
                                            Net          Incurred Related to      Policy        and Claim
                                                      ------------------------
                                        Investment      Current       Prior      Acquisition    Adjustment      Premiums
     Affiliation With Registrant          Income         Year         Years         Costs        Expenses        Written
- -----------------------------------    -------------  -------------  ---------  -------------  -------------  ------------
Year Ended December 31, 1994:
- -----------------------------
(a)    Consolidated property-casualty
       entities (b)                        $173,804     $733,363     ($89,199)      $149,084       $570,079       $851,581
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -----------  -----------  -------------  -------------  -------------
                                           $173,804     $733,363     ($89,199)      $149,084       $570,079       $851,581
                                       =============  ===========  ===========  =============  =============  =============

Year Ended December 31, 1993:
- -----------------------------
(a)    Consolidated property-casualty
       entities (b)                        $170,115     $761,040     ($64,012)      $145,390       $566,336       $876,082
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -----------  -----------  -------------  -------------  -------------
                                           $170,115     $761,040     ($64,012)      $145,390       $566,336       $876,082
                                       =============  ===========  ===========  =============  =============  =============

Year Ended December 31, 1992:
- -----------------------------
(a)    Consolidated property-casualty
       entities                            $173,364     $640,330     ($31,056)      $109,954       $570,475       $799,885
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -----------  -----------  -------------  -------------  -------------
                                           $173,364     $640,330     ($31,056)      $109,954       $570,475       $799,885
                                       =============  ===========  ===========  =============  =============  =============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule V.

                                                                            11

                                                                              Exhibit 28 - Consolidated Schedule P
                                                                 --------------------------------------------------


Schedule P-Part 3      OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (a)

 Premiums
were earned                                           Allocated                Unallocated
 &  Losses    Premiums       Loss        Salvage    Loss Expense              Loss Expense
 incurred      Earned      Payments     Received      Payments       Ratio      Payments       Ratio
- -----------  -----------  -----------  -----------  -------------  ---------  -------------  ---------
Prior        $1,767,199   $1,088,725      $58,834       $122,766      11.28%       $35,751       3.28%
1985            514,406      363,855       15,102         44,505      12.23%        13,638       3.75%
1986            696,853      322,906       25,642         46,354      14.36%        14,336       4.44%
1987            628,020      295,330       18,037         33,850      11.46%        14,048       4.76%
1988            615,020      294,924       18,843         29,711      10.07%        13,834       4.69%
1989            617,755      328,730       22,742         36,151      11.00%        14,811       4.51%
1990            679,000      369,415       16,984         43,257      11.71%        16,246       4.40%
1991            740,239      352,928       14,892         35,646      10.10%        16,449       4.66%
1992            815,871      339,592       15,621         32,161       9.47%        18,066       5.32%
1993            875,847      331,486       16,168         32,305       9.75%        21,290       6.42%
1994            867,630      213,563        9,964         19,736       9.24%        18,205       8.52%
             -----------  -----------  -----------  -------------  ---------  -------------  ---------
Totals       $8,817,840   $4,301,454     $232,829       $476,442      11.08%      $196,674       4.57%
             ===========  ===========  ===========  =============  =========  =============  =========

(a)  Prepared in accordance with the 1994 guidelines set by the NAIC.


                                                                              Exhibit 28 - Consolidated Schedule P
                                                                 --------------------------------------------------


Schedule P-Part 3      OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (a)

 Premiums                                                                     Total Loss
were earned  Loss & Loss                                           Unpaid       & Loss
 &  Losses     Expense                # of Claims      Unpaid       Loss        Expense       1994
 incurred     Payments      Ratio     Outstanding      Losses      Expense     Incurred       Ratio
- -----------  -----------  ---------  -------------  -----------  -----------  -----------  -----------
Prior        $1,247,242      70.58%       XXX         $216,731      $29,564   $1,493,537        84.51%
1985            421,998      82.04%       XXX           30,867       (1,445)     451,420        87.76%
1986            383,596      55.05%       XXX           73,104        5,825      462,525        66.37%
1987            343,228      54.65%       XXX           80,961        5,751      429,940        68.46%
1988            338,469      55.03%       XXX           71,981        6,515      416,965        67.80%
1989            379,692      61.46%       XXX           81,848        8,308      469,848        76.06%
1990            428,918      63.17%       XXX          101,826       11,936      542,680        79.92%
1991            405,023      54.72%       XXX          112,095       16,074      533,192        72.03%
1992            389,819      47.78%       XXX          175,345       28,152      593,316        72.72%
1993            385,081      43.97%       XXX          264,547       46,467      696,095        79.48%
1994            251,504      28.99%       XXX          417,134       82,878      751,516        86.62%
             -----------  ---------  -------------  -----------  -----------  -----------  -----------
Totals       $4,974,570      56.41%       XXX       $1,626,439     $240,025   $6,841,034        77.58%
             ===========  =========  =============  ===========  ===========  ===========  ===========

(a)  Prepared in accordance with the 1994 guidelines set by the NAIC.