Form 10-Q
period 1995-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-05-12
CIK 74260

                   SECURITIES  AND  EXCHANGE  COMMISSION
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                               FORM  10 - Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter March 31, 1995 or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 19


Commission File Number  0-4625


                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                 -----------------------------------------
          (Exact name of registrant as specified in its charter)


       Delaware                                     No. 36-2678171
- -------------------------------          ----------------------------------
(State or other jurisdiction of          (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue,  Chicago,  Illinois                  60601
- ---------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes       X                No
                 ---------               ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                    Share Outstanding
           Class                                     March 31, 1995
- ---------------------------                       --------------------
Common Stock / $1 par value                              51,707,145  *


* Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.


               There are 11 pages contained in this report.

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                   Report on Form 10-Q / March 31, 1995

                                   INDEX
- ----------------------------------------------------------------------------


                                                                  PAGE  NO.
                                                                 -----------

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

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME               4

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS          5

          NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS     6

          MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
              RESULTS  OF  OPERATIONS                               7 & 8

PART  II  OTHER  INFORMATION                                        9 - 11

                                                                             3

                                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                   CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                                     ($ in Millions)
- ---------------------------------------------------------------------------------------------------------------

                                                                                       March 31,   December 31,
                                                                                         1995          1994
                                                                                     ------------  ------------
               Assets
  Investments: Held to maturity:
                Fixed maturity securities (at amortized cost)
                   (Fair value: $2,724.1 and $2,582.6)                                  $2,794.9      $2,727.2
                Other long-term investments (at cost)                                       28.2          27.3
                                                                                     ------------  ------------
                Total                                                                    2,823.1       2,754.6
                                                                                     ------------  ------------
               Available for sale:
                Fixed maturity securities (at fair value) (Cost: $682.2 and $646.8)        673.3         620.3
                Equity securities (at fair value) (Cost: $234.9 and $254.7)                261.4         263.8
                Short-term investments                                                     208.6         172.1
                                                                                     ------------  ------------
                Total                                                                    1,143.4       1,056.2
                                                                                     ------------  ------------
               Total investments                                                         3,966.6       3,810.8
                                                                                     ------------  ------------

  Other Assets:Cash                                                                         22.4          31.1
               Accrued investment income                                                    69.7          64.3
               Accounts and notes receivable                                               284.8         285.1
               Federal income tax recoverable - Current                                      ---           4.8
                                              - Deferred                                    51.2          72.4
               Reinsurance balances and funds held                                         133.1         142.4
               Reinsurance recoverable - Paid losses                                        29.0          25.6
                                       - Policy and claim reserves                       1,518.5       1,526.3
               Deferred policy acquisition costs                                            99.5         101.3
               Sundry assets                                                               197.5         198.1
                                                                                     ------------  ------------
                                                                                         2,406.2       2,452.0
                                                                                     ------------  ------------
                   Total Assets                                                         $6,372.9      $6,262.9
                                                                                     ============  ============

  -------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                     $183.3        $184.9
               Losses, claims and settlement expenses                                    3,571.3       3,514.7
               Unearned premiums                                                           406.2         405.5
               Other policyholders' benefits and funds                                      71.9          79.1
                                                                                     ------------  ------------
                   Total policy liabilities and accruals                                 4,232.8       4,184.3
               Commissions, expenses, fees and taxes                                        93.2         106.3
               Reinsurance balances and funds                                              175.5         162.2
               Federal income tax payable - current                                          5.0           ---
               Debt and debt equivalents                                                   312.9         314.7
               Sundry liabilities                                                           91.1          90.4
                                                                                     ------------  ------------
                   Total liabilities                                                     4,910.8       4,858.1
                                                                                     ------------  ------------

  Preferred    Redeemable convertible preferred stock                                       17.5          16.8
  Stock:       Convertible preferred stock                                                   3.4           3.8
               Cumulative preferred stock                                                   54.8          54.8
                                                                                     ------------  ------------
                   Total preferred stock                                                    75.7          75.4
                                                                                     ------------  ------------

  Common       Common stock                                                                 57.7          57.6
  Shareholders'Additional paid-in capital                                                  458.1         456.9
  Equity:      Net unrealized appreciation (depreciation) of securities                     12.4         (10.4)
               Retained earnings                                                           896.2         865.0
               Treasury stock (at cost)                                                    (38.4)        (39.8)
                                                                                     ------------  ------------
                   Total Common Shareholders' Equity                                     1,386.2       1,329.3
                                                                                     ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                   $6,372.9      $6,262.9
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

                                                                             4

                                        OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                               CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME  (Unaudited)
                                        ($ in Millions, Except Common Share Data)
  ---------------------------------------------------------------------------------------------------------------

                                                                                           Quarters Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                         1995        1994
                                                                                      ----------- -----------
  Revenues:      Net premiums earned                                                      $292.6      $331.4
                 Title, escrow and other fees                                               23.8        43.8
                 Net investment income                                                      61.1        55.1
                 Realized investment gains                                                   3.7         3.2
                 Other income                                                                4.5         4.3
                                                                                      ----------- -----------
                     Net revenues                                                          385.8       438.0
                                                                                      ----------- -----------

  Expenses:      Benefits, claims and settlement expenses                                  170.4       203.1
                 Underwriting, acquisition and insurance expenses                          151.8       178.8
                 Interest and other expenses                                                 6.7         5.6
                                                                                      ----------- -----------
                     Total expenses                                                        329.0       387.7
                                                                                      ----------- -----------
                 Income before income taxes and items below                                 56.7        50.3
                                                                                      ----------- -----------

  Income Taxes:  Currently payable                                                          11.0        14.8
                 Deferred                                                                    7.2         1.4
                                                                                      ----------- -----------
                     Total income taxes                                                     18.3        16.2
                                                                                      ----------- -----------
                                                                                            38.4        34.0
                 Other items - net                                                           0.6         ---
                                                                                      ----------- -----------

  Net Income:                                                                              $39.0       $34.0
                                                                                      =========== ===========




  Earnings and
  Dividends Per
  Common Share:  Primary Earnings                                                          $0.66       $0.57
                                                                                      =========== ===========

                 Fully Diluted Earnings                                                    $0.63       $0.55
                                                                                      =========== ===========

                 Cash dividends                                                            $0.12       $0.11
                                                                                      =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                                           56,938,962  57,264,289
                                                                                      =========== ===========

                                    Fully Diluted                                     61,397,387  61,693,146
                                                                                      =========== ===========







  See accompanying notes.

                                                                            5

                                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                     ($ in Millions)
  ---------------------------------------------------------------------------------------------------------------

                                                                                         Quarters Ended
                                                                                           March 31,
                                                                                   ---------------------------
                                                                                       1995           1994
                                                                                   ------------   ------------
  Cash flows from operating activities:
    Net income                                                                           $39.0          $34.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                    1.7           (0.3)
      Premiums and other receivables                                                      (0.5)           5.1
      Unpaid claims and related items                                                     56.7           40.2
      Future policy benefits and policyholders' funds                                      6.7          (14.6)
      Income taxes                                                                        18.6           (4.0)
      Reinsurance balances and funds                                                      18.9           (0.2)
      Accounts payable, accrued expenses and other                                       (24.5)         (10.7)
                                                                                   ------------   ------------
    Total                                                                                116.8           49.4
                                                                                   ------------   ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       23.3           51.0
         Other                                                                             ---            3.8
      Available for sale:
         Maturities and early calls                                                       22.6            8.0
         Other                                                                             9.7           23.3
    Sales of equity securities                                                            24.7            2.9
    Sales of other investments                                                             0.7            0.9
    Sales of fixed assets for company use                                                  0.8            0.2
    Purchases of fixed maturity securities:
      Held to maturity                                                                  (119.2)         (96.1)
      Available for sale                                                                 (42.8)         (19.7)
    Purchases of equity securities                                                        (4.3)         (25.1)
    Purchases of other investments                                                        (1.5)          (0.3)
    Purchases of fixed assets for company use                                             (1.2)          (3.1)
    Other-net                                                                              4.4           (0.3)
                                                                                   ------------   ------------
    Total                                                                                (82.5)         (54.6)
                                                                                   ------------   ------------

  Cash flows from financing activities:
    Increase in term loans                                                                 ---           11.0
    Issuance of preferred and common stocks                                                0.9            0.3
    Repayments of term loans                                                              (1.0)           ---
    Dividends on common shares                                                            (5.9)          (5.7)
    Dividends on preferred shares                                                         (2.0)          (2.0)
    Purchase of treasury stock                                                            (0.9)           ---
    Other-net                                                                              2.4           (0.5)
                                                                                   ------------   ------------
    Total                                                                                 (6.4)           3.0
                                                                                   ------------   ------------

  Increase (decrease) in cash and short-term investments                                  27.8           (2.0)
    Cash and short-term investments, beginning of year                                   203.3          298.3
                                                                                   ------------   ------------
    Cash and short-term investments, end of period                                      $231.1         $296.2
                                                                                   ============   ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                            $4.6           $3.7
                                                                                   ============   ============
      Income taxes                                                                        $1.2          $18.5
                                                                                   ============   ============

  See accompanying notes.

                                                                          6
                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
    NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                    ($ in Millions, Except Share Data)
- ---------------------------------------------------------------------------


1. Accounting Policies and Basis of Presentation:
- -------------------------------------------------

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


2.Common Share Data:
- --------------------

Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters ended March 31, 1995 and 1994. Retroactive adjustment has been made for all stock dividends and splits declared through March 31, 1995. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 for the quarters ended March 31, 1995 and 1994, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

Common shares outstanding were 51,707,145 at March 31, 1995 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.Unrealized Appreciation of Investments:
- -----------------------------------------

Cumulative net unrealized gains on investments (fixed maturity securities available for sale and equity securities) debited to a separate account in common shareholders' equity amounted to $12.4 at March 31, 1995. Unrealized appreciation of investments, before applicable income taxes of $7.1, at March 31, 1995 included gross unrealized gains and (losses) of $37.3 and $(17.8), respectively.

For the quarters ended March 31, 1995 and 1994, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $22.9 and $(25.3), respectively.

                  OLD REPUBLIC INTERNATIONAL CORPORATION
    MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Quarters Ended March 31, 1995 and 1994
- -----------------------------------------------------------------------------

                                 OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                            FINANCIAL POSITION

Old Republic's financial position at March 31, 1995 reflected increases in assets of 1.8%, liabilities of 1.1%, and common shareholders' equity of 4.3% when compared to the immediately preceding year-end. Cash and invested assets represented 63.7% and 62.4% of consolidated assets as of March 31, 1995 and December 31, 1994, respectively. Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1995 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1995, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first quarter of 1995, Old Republic's commitment to common stock investments declined by 1.2% vis-a-vis the related invested balance at year-end 1994. As of March 31, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $1.77 billion at March 31, 1995 consisted of debt and debt equivalents of $312.9 million, redeemable convertible preferred stock of $17.5 million (excluding $12.8 million of such stock classified as a debt equivalent), convertible preferred stock of $3.4 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.38 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 1995 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and the net unrealized appreciation of securities. During 1994, the Corporation acquired $8.5 million of its common stock and $2.6 million of its cumulative preferred stock in open market transactions. In the first quarter of 1995, the Corporation acquired an additional $.9 million of its common stock. As of March 31, 1995, a standing authorization by the Company's Board of Directors permits it to reacquire additional amounts of such shares for a total of up to $38.0 million through May 1996.



                           RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first quarter of 1995 amounted to $316.4 million and were 15.7% below the amount reported for the first quarter of 1994. The Company's General Insurance Group posted premium revenues which decreased slightly due to reduced involuntary market participation and to the settlement of certain insurance agreements that caused a corresponding decline in claim costs, thus having no effect on earnings. Title Group premium and fee revenues decreased in the first quarter of 1995 when compared to the immediately preceding quarter and first quarter of 1994; a rise in mortgage rates, depressed conditions in the large California housing market in particular, and the near absence of refinancing activity contributed to a decline in mortgage originations. Growth in the Mortgage Guaranty Group's new premium production was affected by the factors cited for title insurance, but was enhanced by further expansion of this group's marketing territory and increased share of the market, as well as from greater renewal premiums.

Consolidated net investment income was $61.1 million in the first quarter of 1995 compared to $55.1 million in the same quarter of 1994. The higher revenue from this source is attributable to positive cash flow in addition to improved market yields for fixed-maturity securities. Equities made up about 6.5% of the investment portfolio at the end of the first quarter of 1995 compared to 5.4% one year ago. The average annualized yield on investments was 6.3% and 6.1% at the end of March 31, 1995 and 1994, respectively.

While the Company's investment policies have not been designed to maximize realized investment gains, in the first quarter of 1995 such gains were slightly higher than those for the comparable period in 1994. Dispositions of securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. For the first quarter of 1995, approximately 82% of total dispositions represented maturities and early calls of existing holdings; for the year 1994 these transactions amounted to approximately 64%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 54% in the first quarters of 1995 and 1994. Claims for property and liability coverages were lower in 1995 due in part to the previously mentioned reduced involuntary market participation and settlement of certain insurance agreements. Additionally, results for 1995 benefited from improved loss ratios in the Company's property and other non-liability insurance lines. The Mortgage Guaranty and Life insurance segments' claim costs were basically stable for the first quarter of 1995 compared to the same period in 1994, while the Title segment benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 48% in the first quarter of 1995 and 1994. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.


Income from Operations:
Income before taxes and other items increased by 12.7% in the first quarter of 1995 when compared to the same period one year ago. The Corporation's General and Mortgage Guaranty insurance segments reflected higher pre-tax operating earnings and the Title insurance segment reflected a pre-tax operating loss for the aforementioned reasons. The Life insurance segment reflected a moderate increase in pre-tax earnings from operations.

The effective consolidated income tax rate was 32% in the first quarter of 1995 and 1994. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.


                             OTHER INFORMATION

Historical data pertaining to the operating results, liquidity, and other financial matters applicable to an insurance enterprise such as the Company are not necessarily indicative of results to be achieved in succeeding years. The long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed claims are some of the factors which have a bearing on quarter-to-quarter and year-to-year comparisons and future operating results.

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                               FORM  10 - Q
                      PART  II  -  OTHER  INFORMATION
- ---------------------------------------------------------------------------



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





                                       Old Republic International Corporation
                                       --------------------------------------
                                                    (Registrant)





Date: May 12, 1995
- ------------------






                                         __________/s/ Paul D. Adams_________
                                                     Paul D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer