Form 10-Q/A
period 1995-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-05-12
CIK 74260

                              FORM  10 - Q/A
                              --------------




                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                              --------------



                    AMENDMENT TO APPLICATION OR REPORT
              Filed Pursuant to Section 12, 13, or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934



                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                 -----------------------------------------
          (Exact name of registrant as specified in its charter)



                        AMENDMENT NO. ______1_____



The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for March 31, 1995 on Form 10Q as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)


        EXHIBIT - 11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                   EXHIBIT 27 - FINANCIAL DATA SCHEDULE

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