Form 10-Q
period 1995-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-08-10
CIK 74260

                   SECURITIES  AND  EXCHANGE COMMISSION
                OF  THE  SECURITIES  EXCHANGE ACT  OF  1934

                               FORM  10 - Q

[ X ]  Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period June 30, 1995 or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934


Commission File Number  0-4625


                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


         Delaware                                   No. 36-2678171
-------------------------------            ---------------------------------
(State or other jurisdiction of           (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue,  Chicago,  Illinois                    60601
----------------------------------------------------------------------------
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
       Yes            X                No
                  ---------                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                     Shares Outstanding
               Class                                   June 30, 1995
    ---------------------------                     --------------------
    Common Stock / $1 par value                          51,828,754*


* Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.


               There are 11 pages contained in this report.

                 OLD  REPUBLIC  INTERNATIONAL CORPORATION

                    Report on Form 10-Q / June 30, 1995

                                   INDEX
---------------------------------------------------------------------------


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

                                                                          3

                 OLD  REPUBLIC INTERNATIONAL  CORPORATION
            CONSOLIDATED  SUMMARY  BALANCE SHEETS  (Unaudited)
                              ($ in Millions)
-----------------------------------------------------------------------------

                                                                                      June 30,    December 31,
                                                                                        1995          1994
                                                                                    ------------  ------------
               Assets
  Investments: Held to maturity:
                Fixed maturity securities (at amortized cost)
                     (Fair value: $2,905.0 and $2,582.6)                              $2,880.3      $2,727.2
                Other long-term investments (at cost)                                     27.5          27.3
                                                                                    ------------  ------------
                  Total                                                                2,907.8       2,754.6
                                                                                    ------------  ------------
               Available for sale:
                Fixed maturity securities (at fair value)
                     (Cost:$654.8 and $646.8)                                            670.5         620.3
                Equity securities (at fair value)
                     (Cost: $237.4 and $254.7)                                           286.5         263.8
                Short-term investments                                                   200.5         172.1
                                                                                    ------------  ------------
                   Total                                                               1,157.5       1,056.2
                                                                                    ------------  ------------
               Total investments                                                       4,065.4       3,810.8
                                                                                    ------------  ------------

  Other Assets:Cash                                                                       30.0          31.1
               Accrued investment income                                                  66.0          64.3
               Accounts and notes receivable                                             298.4         285.1
               Federal income tax recoverable - Current                                    1.6           4.8
                                              - Deferred                                  25.5          72.4
               Reinsurance balances and funds held                                       128.3         142.4
               Reinsurance recoverable - Paid losses                                      27.2          25.6
                                       - Policy and claim reserves                     1,516.6       1,526.3
               Deferred policy acquisition costs                                         101.7         101.3
               Sundry assets                                                             194.9         198.1
                                                                                   ------------  ------------
                                                                                       2,390.6       2,452.0
                                                                                   ------------  ------------
                   Total Assets                                                       $6,456.1      $6,262.9
                                                                                   ============  ============

-------------------------------------------------------------------------------------------------------------

               Liabilities, Preferred Stock and
                   Common Shareholders' Equity
  Liabilities: Future policy benefits                                                   $181.5        $184.9
               Losses, claims and settlement expenses                                  3,604.5       3,514.7
               Unearned premiums                                                         398.4         405.5
               Other policyholders' benefits and funds                                    72.5          79.1
                                                                                   ------------  ------------
                   Total policy liabilities and accruals                               4,257.1       4,184.3
               Commissions, expenses, fees and taxes                                      95.8         106.3
               Reinsurance balances and funds                                            168.3         162.2
               Debt and debt equivalents                                                 304.0         314.7
               Sundry liabilities                                                        101.2          90.4
                                                                                   ------------  ------------
                   Total liabilities                                                   4,926.6       4,858.1
                                                                                   ------------  ------------

  Preferred    Redeemable convertible preferred stock                                     18.3          16.8
  Stock:       Convertible preferred stock                                                 2.6           3.8
               Cumulative preferred stock                                                 54.8          54.8
                                                                                   ------------  ------------
                   Total preferred stock                                                  75.8          75.4
                                                                                   ------------  ------------
  Common       Common stock                                                               57.8          57.6
  Shareholders'Additional paid-in capital                                                459.3         456.9
  Equity:      Net unrealized appreciation (depreciation) of
                   securities                                                             44.1         (10.4)
               Retained earnings                                                         930.6         865.0
               Treasury stock (at cost)                                                  (38.4)        (39.8)
                                                                                   ------------  ------------
                   Total Common Shareholders' Equity                                   1,453.6       1,329.3
                                                                                   ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                 $6,456.1      $6,262.9
                                                                                   ============  ============


  See accompanying notes.

                                                                          4

                 OLD  REPUBLIC INTERNATIONAL  CORPORATION
         CONSOLIDATED  SUMMARY  STATEMENTS  OF INCOME  (Unaudited)
                 ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------

                                                                           Quarters Ended         Six Months Ended
                                                                              June 30,                 June 30,
                                                                      -----------------------  -----------------------
                                                                          1995        1994         1995        1994
                                                                      ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                                      $317.1      $326.3       $609.7      $657.8
                 Title, escrow and other fees                               29.4        37.3         53.2        81.1
                 Net investment income                                      62.4        55.1        123.6       110.3
                 Realized investment gains                                   1.9         2.6          5.7         5.9
                 Other income                                                5.8         5.3         10.3         9.7
                                                                      ----------- -----------  ----------- -----------
                     Net revenues                                          416.9       426.9        802.7       864.9
                                                                      ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses                  201.1       193.7        371.6       396.9
                 Underwriting, acquisition and insurance expenses          146.3       173.7        298.2       352.5
                 Interest and other expenses                                 6.7         5.7         13.5        11.3
                                                                      ----------- -----------  ----------- -----------
                     Total expenses                                        354.2       373.1        683.3       760.8
                                                                      ----------- -----------  ----------- -----------
                 Income before income taxes and items below                 62.6        53.7        119.4       104.0
                                                                      ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                          10.7         8.2         21.8        23.0
                 Deferred                                                    9.4         9.4         16.7        10.8
                                                                      ----------- -----------  ----------- -----------
                     Total income taxes                                     20.2        17.6         38.5        33.9
                                                                      ----------- -----------  ----------- -----------
                                                                            42.3        36.1         80.8        70.1
                 Other items - net                                          (0.3)        ---          0.2         ---
                                                                      ----------- -----------  ----------- -----------

  Net Income:                                                              $42.0       $36.0        $81.0       $70.1
                                                                      =========== ===========  =========== ===========



  Earnings and
  Dividends Per
  Common Share:  Primary Earnings                                          $0.72       $0.61        $1.38       $1.18
                                                                      =========== ===========  =========== ===========

                 Fully Diluted Earnings                                    $0.68       $0.58        $1.31       $1.13
                                                                      =========== ===========  =========== ===========

                 Cash dividends                                            $0.13       $0.12        $0.25       $0.23
                                                                      =========== ===========  =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                            57,021,249  57,264,182   56,978,405  57,268,222
                                                                      =========== ===========  =========== ===========

                                    Fully Diluted                      61,524,206  61,692,856   61,511,816  61,696,988
                                                                      =========== =========== ============ ===========


  See accompanying notes.

                                                                          5

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                              ($ in Millions)
-----------------------------------------------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     1995          1994
                                                  -----------   ----------
  Cash flows from operating activities:
    Net income                                       $81.0         $70.1
    Change in non-cash items:
      Deferred policy acquisition costs               (0.3)         (1.7)
      Premiums and other receivables                 (14.6)         (7.4)
      Unpaid claims and related items                 87.1          77.9
      Future policy benefits and policyholders' funds  1.1         (29.8)
      Income taxes                                    22.1          (6.3)
      Reinsurance balances and funds                  18.5           6.0
      Accounts payable, accrued expenses and other     0.8           1.7
                                                  ----------    ----------
    Total                                            195.9         110.3
                                                  ----------    ----------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                   59.2          88.8
         Other                                         ---           7.5
      Available for sale:
         Maturities and early calls                   38.0          28.4
         Other                                        35.0          35.9
    Sales of equity securities                        41.4          11.3
    Sales of other investments                         2.3           2.3
    Sales of fixed assets for company use              1.6           0.6
    Purchases of fixed maturity securities:
      Held to maturity                              (241.9)       (200.9)
      Available for sale                             (56.1)        (37.3)
    Purchases of equity securities                   (23.2)        (50.5)
    Purchases of other investments                    (2.4)         (0.6)
    Purchases of fixed assets for company use         (3.0)         (7.0)
    Other-net                                          2.5           ---
                                                  ----------    ----------
    Total                                           (146.4)       (121.4)
                                                  ----------    ----------

  Cash flows from financing activities:
    Increase in term loans                             ---          11.0
    Issuance of preferred and common stocks            1.4           0.8
    Repayments of term loans                          (8.5)          ---
    Dividends on common shares                       (13.1)        (11.9)
    Dividends on preferred shares                     (3.9)         (4.0)
    Purchase of treasury stock                        (0.9)         (0.8)
    Issuance of treasury stock                         2.3           ---
    Other-net                                          0.4          (0.6)
                                                  ----------    ----------
    Total                                            (22.2)         (5.7)
                                                  ----------    ----------

  Increase (decrease) in cash and short-term
     investments                                      27.2         (16.8)
    Cash and short-term investments,
      beginning of year                              203.3         298.3
                                                  ----------    ----------
    Cash and short-term investments,
      end of period                                 $230.5        $281.5
                                                  ==========    ==========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                       $11.6          $9.8
                                                  ==========    ==========
      Income taxes                                   $18.5         $38.6
                                                  ==========    ===========

  See accompanying notes.

                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
    NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                    ($ in Millions, Except Share Data)
-----------------------------------------------------------------------------


1.Accounting Policies and Basis of Presentation:
------------------------------------------------

The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles as described in the Corporation's latest annual report to shareholders or as disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise ofjudgement, but in the opinion of management all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the accompanying statements have been reflected therein. Realized gains or losses on dispositions of investment securities have been reflected in the operating results for each period presented.


2.Common Share Data:
--------------------

Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and six months ended June 30, 1995 and 1994. Retroactive adjustment has been made for all stock dividends and splits declared through June 30, 1995. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $2.4 for the quarter and six months ended June 30, 1995, respectively and $1.2 and $2.5 for the quarter and six months ended June 30, 1994, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

Common shares outstanding were 51,828,754 at June 30, 1995 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.Unrealized Appreciation of Investments:
-----------------------------------------

Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $44.1 at June 30, 1995. Unrealized appreciation of investments, before applicable income taxes of $22.6, at June 30, 1995 included gross unrealized gains and (losses) of $75.7 and $(8.8), respectively.

For the six months ended June 30, 1995 and 1994, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $54.6 and $(33.1), respectively.

                  OLD REPUBLIC INTERNATIONAL CORPORATION
    MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Six Months Ended June 30, 1995 and 1994
---------------------------------------------------------------------------

                                 OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                            FINANCIAL POSITION

Old Republic's financial position at June 30, 1995 reflected increases in assets of 3.1%, liabilities of 1.4%, and common shareholders' equity of 9.4% when compared to the immediately preceding year-end. Cash and invested assets represented 64.5% and 62.4% of consolidated assets as of June 30, 1995 and December 31, 1994, respectively. Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1995 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1995, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first six months of 1995, Old Republic's commitment to common stock investments increased by 8.4% vis-a-vis the related invested balance at year-end 1994. As of June 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in the first half of 1995. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.83 billion at June 30, 1995 consisted of debt and debt equivalents of $304.0 million, redeemable convertible preferred stock of $18.3 million (excluding $11.7 million of such stock classified as a debt equivalent), convertible preferred stock of $2.6 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.45 billion. The increase in the common shareholders' equity account during the six months ended June 30, 1995 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and a substantial increase during the first half of 1995 in the value of bonds and stocks carried at market value. During 1994, the Corporation acquired $8.5 million of its common stock and $2.6 million of its cumulative preferred stock in open market transactions. In the first half of 1995, the Corporation acquired an additional $.9 million of its common stock. As of June 30, 1995, a standing authorization by the Company's Board of Directors permits it to reacquire additional amounts of such shares for a total of up to $38.0 million through May 1996.


                           RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first half of 1995 amounted to $663.0 million and were 10.3% below the amount reported for the first half of 1994. For the second quarter of 1995, net premiums and fees earned amounted to $346.5 million and were 4.7% below the amount reported for the second quarter of 1994. For the second quarter of 1995, the Company's General Insurance Group posted an increase in premium revenues due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. Title Group premium and fee revenues decreased in the second quarter of 1995 when compared to the second quarter of 1994; a rise in mortgage rates, depressed conditions in the large California housing market in particular, and the near absence of refinancing activity contributed to a decline in mortgage originations. Growth in the Mortgage Guaranty Group's premium production was affected by the factors cited for title insurance, but was enhanced by continued expansion of this group's marketing territory and from a larger volume of renewal premiums.

The General Insurance Group's net premiums earned decreased 3.2% to $426.9 million in the first half of 1995. The Title Insurance Group reported premiums and fees in the first half of $136.2 million, down from $214.8 million in the year-ago period. The Mortgage Guaranty Group continued to experience double-digit growth in production and reported net premiums earned of $78.7 million, an increase of 24.1%. For the year's second quarter, premium and fees grew (declined) by 3.1% for general insurance, (31.8%) for title insurance and 23.1% for mortgage guaranty. Life and health premiums also rose during these 1995 periods but remained below 3% of consolidated premiums and fees.

Consolidated net investment income was $123.6 million in the first half of 1995 and $62.4 million in the second quarter of 1995 compared to $110.3 million and $55.1 million, respectively in the same quarter and six month period of 1994. The higher revenue from this source is attributable to positive cash flow in addition to improved market yields for fixed-maturity securities. Equities made up about 7.0% of the investment portfolio at the end of the first half of 1995 compared to 5.9% one year ago. The average annualized yield on investments was 6.3% and 6.1% at the end of June 30, 1995 and 1994, respectively.

The Company's investment policies have not been designed to maximize realized investment gains. Dispositions of securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. For the first six months of 1995, approximately 73% of total dispositions represented maturities and early calls of existing holdings; for the year 1994 these transactions amounted to approximately 64%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 56% and 54% in the first six
months of 1995 and 1994, respectively.   For the second quarter of each year
these ratios were 58% in 1995 and 53% in 1994. Claims for property and liability coverages were approximately the same in both periods, despite reduced losses from involuntary pool assessments. The Mortgage Guaranty and Life insurance segments' claim costs were basically stable for the first half of 1995 compared to the same period in 1994, while the Title segment benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were 45% and 48% in the first six months of 1995 and 1994, respectively. These ratios were 42% and 48% for the second quarters of 1995 and 1994, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations:
Income before taxes and other items increased by 15.8% in the first half of 1995 when compared to the same period one year ago; for the second quarter of 1995, pre-tax income increased by 18.7% when compared to the same quarter in 1994. The Corporation's General and Mortgage Guaranty insurance segments reflected higher pre-tax operating earnings, and the Life segment reported basically level to slightly higher pre-tax earnings from operations. The Title insurance segment posted a pre-tax operating loss for the aforementioned reasons, though the loss in the second quarter of 1995 was much lower than that reported in the preceding quarter due to slightly higher premium and fee revenues and lower claim and expense ratios.

The effective consolidated income tax rate was 32% in the first six months of 1995 and 1994, respectively, as well as in the second quarters of both 1995 and 1994. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.


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

                 OLD  REPUBLIC INTERNATIONAL  CORPORATION
                               FORM  10 - Q
                      PART  II  -  OTHER INFORMATION

----------------------------------------------------------------------------


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of registrant's shareholders was held on May 12, 1995.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c) At the meeting, the shareholders voted on the following matters:

    1. The election of five Class I directors. There were at least 68,012,416 affirmative votes for each director and no more than 1,364,092 votes withheld.


Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

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





Date:    August 11, 1995
        -----------------





                                               /s/  Paul D. Adams
                                      ------------------------------------
                                                 P.  D.  Adams
                                            Senior Vice President &
                                            Chief Financial Officer