Form 10-Q
period 1995-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1995-11-13
CIK 74260

                      SECURITIES  AND  EXCHANGE  COMMISSION
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                                  FORM  10 - Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarter ended September 30, 1995 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934


Commission File Number  0-4625


                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       No. 36-2678171
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue,  Chicago,  Illinois                   60601
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 daus.         Yes _X_       No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                        Shares Outstanding
                  Class                                 September 30, 1995
       ---------------------------                  -------------------------
       Common Stock / $1 par value                          52,158,931 *


* Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.


                  There are 11 pages contained in this report.

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION

                    Report on Form 10-Q / September 30, 1995

                                      INDEX
--------------------------------------------------------------------------------


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

            CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                 4

            CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS            5

            NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS       6

            MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
               RESULTS  OF  OPERATIONS                                  7 & 8

PART  II  OTHER  INFORMATION                                            9 - 11


                                         OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                      CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                                        ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30, December 31,
                                                                                         1995          1994
                                                                                     ------------  ------------
               Assets
  Investments: Held to maturity:
                 Fixed maturity securities (at amortized cost)
                    (Fair value: $2,965.1 and $2,582.6)                                 $2,930.3      $2,727.2
                 Other long-term investments (at cost)                                      27.5          27.3
                                                                                     ------------  ------------
                   Total                                                                 2,957.8       2,754.6
                                                                                     ------------  ------------
               Available for sale:
                 Fixed maturity securities (at fair value) (Cost: $758.3 and $646.8)       775.7         620.3
                 Equity securities (at fair value) (Cost: $143.4 and $254.7)               186.4         263.8
                   Short-term investments                                                  239.9         172.1
                                                                                     ------------  ------------
                   Total                                                                 1,202.1       1,056.2
                                                                                     ------------  ------------
                   Total investments                                                     4,160.0       3,810.8
                                                                                     ------------  ------------

  Other Assets:Cash                                                                         21.4          31.1
               Accrued investment income                                                    71.1          64.3
               Accounts and notes receivable                                               310.8         285.1
               Federal income tax recoverable - Current                                      ---           4.8
                                              - Deferred                                    19.6          72.4
               Reinsurance balances and funds held                                         130.4         142.4
               Reinsurance recoverable - Paid losses                                        25.2          25.6
                                       - Policy and claim reserves                       1,515.6       1,526.3
               Deferred policy acquisition costs                                           104.8         101.3
               Sundry assets                                                               190.2         198.1
                                                                                     ------------  ------------
                   Total other assets                                                    2,389.5       2,452.0
                                                                                     ------------  ------------
                   Total Assets                                                         $6,549.5      $6,262.9
                                                                                     ============  ============

---------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                     $184.2        $184.9
               Losses, claims and settlement expenses                                    3,610.8       3,514.7
               Unearned premiums                                                           410.0         405.5
               Other policyholders' benefits and funds                                      73.2          79.1
                                                                                     ------------  ------------
                   Total policy liabilities and accruals                                 4,278.4       4,184.3
               Commissions, expenses, fees and taxes                                       102.5         106.3
               Reinsurance balances and funds                                              169.4         162.2
               Federal income tax payable - Current                                         13.4           ---
               Debt and debt equivalents                                                   308.6         314.7
               Sundry liabilities                                                           96.6          90.4
                                                                                     ------------  ------------
                   Total liabilities                                                     4,969.1       4,858.1
                                                                                     ------------  ------------

  Preferred    Redeemable convertible preferred stock                                       17.3          16.8
  Stock:       Convertible preferred stock                                                   0.6           3.8
               Cumulative preferred stock                                                   54.8          54.8
                                                                                     ------------  ------------
                   Total preferred stock                                                    72.8          75.4
                                                                                     ------------  ------------

  Common       Common stock                                                                 58.2          57.6
  Shareholders'Additional paid-in capital                                                  462.2         456.9
  Equity:      Net unrealized appreciation (depreciation) of securities                     40.8         (10.4)
               Retained earnings                                                           984.7         865.0
               Treasury stock (at cost)                                                    (38.4)        (39.8)
                                                                                     ------------  ------------
                   Total common shareholders' equity                                     1,507.5       1,329.3
                                                                                     ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                   $6,549.5      $6,262.9
                                                                                     ============  ============

  See accompanying notes.

                                           OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                  CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME  (Unaudited)
                                           ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------

                                                                        Quarters Ended         Nine Months Ended
                                                                         September 30,            September 30,
                                                                   -----------------------  -----------------------
                                                                       1995        1994         1995        1994
                                                                   ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                                   $311.1      $310.0       $920.9      $967.8
                 Title, escrow and other fees                            34.6        31.4         87.9       112.6
                 Net investment income                                   62.4        56.8        186.0       167.2
                 Realized investment gains                               20.2         0.8         25.9         6.7
                 Other income                                             5.0         4.6         15.4        14.4
                                                                   ----------- -----------  ----------- -----------
                     Net revenues                                       433.5       403.9      1,236.3     1,268.9
                                                                   ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses               186.9       181.1        558.5       578.0
                 Underwriting, acquisition and insurance expenses       148.6       160.2        446.8       512.8
                 Interest and other expenses                              6.6         5.7         20.1        17.1
                                                                   ----------- -----------  ----------- -----------
                     Total expenses                                     342.2       347.2      1,025.6     1,108.0
                                                                   ----------- -----------  ----------- -----------
                 Income before income taxes and items below              91.3        56.7        210.7       160.8
                                                                   ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                       21.3        12.9         43.2        36.0
                 Deferred                                                 8.9         5.7         25.7        16.6
                                                                   ----------- -----------  ----------- -----------
                     Total income taxes                                  30.3        18.7         68.9        52.6
                                                                   ----------- -----------  ----------- -----------
                                                                         61.0        38.0        141.8       108.1
                 Other items - net                                        ---        (0.1)         0.2        (0.1)
                                                                   ----------- -----------  ----------- -----------

  Net Income:                                                           $60.9       $37.8       $142.0      $108.0
                                                                   =========== ===========  =========== ============




  Earnings and
  Dividends Per
  Common Share:  Primary Earnings                                       $1.05       $0.64        $2.43       $1.82
                                                                   =========== ===========  =========== ===========

                 Fully Diluted Earnings                                 $0.99       $0.61        $2.30       $1.74
                                                                   =========== ===========  =========== ===========

                 Cash dividends                                         $0.13       $0.12        $0.38       $0.35
                                                                   =========== ===========  =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                        57,122,458  57,219,840   57,028,452  57,246,201
                                                                   =========== ===========  =========== ===========

                                    Fully Diluted                  61,676,312  61,669,829   61,662,755  61,697,447
                                                                   =========== ===========  =========== ===========


  See accompanying notes.

                                                                              5

                                           OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                        ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                       1995           1994
                                                                                   ------------   ------------
  Cash flows from operating activities:
    Net income                                                                          $142.0         $108.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                   (3.6)          (4.9)
      Premiums and other receivables                                                     (24.1)         (18.0)
      Unpaid claims and related items                                                    102.3          106.9
      Future policy benefits and policyholders' funds                                      8.4          (22.3)
      Income taxes                                                                        44.3            6.5
      Reinsurance balances and funds                                                      18.8           13.4
      Accounts payable, accrued expenses and other                                         7.3           (2.1)
                                                                                   ------------   ------------
    Total                                                                                295.6          187.4
                                                                                   ------------   ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       93.4          129.1
         Other                                                                             ---           11.1
      Available for sale:
         Maturities and early calls                                                       39.8           30.6
         Other                                                                            40.2           55.4
    Sales of equity securities                                                           150.1           19.6
    Sales of other investments                                                             3.0            3.3
    Sales of fixed assets for company use                                                  2.3            1.9
    Purchases of fixed maturity securities:
      Held to maturity                                                                  (332.1)        (291.3)
      Available for sale                                                                (161.9)         (67.0)
    Purchases of equity securities                                                       (37.7)         (86.7)
    Purchases of other investments                                                        (3.0)         (10.8)
    Purchases of fixed assets for company use                                             (4.7)          (9.1)
    Other-net                                                                             (0.4)           2.0
                                                                                   ------------   ------------
    Total                                                                               (210.9)        (211.8)
                                                                                   ------------   ------------

  Cash flows from financing activities:
    Increase in term loans                                                                 ---           11.0
    Issuance of preferred and common stocks                                                2.0            1.4
    Repayments of term loans                                                              (3.9)          (0.4)
    Dividends on common shares                                                           (19.9)         (18.2)
    Dividends on preferred shares                                                         (5.9)          (6.2)
    Purchase of cumulative preferred stock                                                 ---           (2.6)
    Purchase of treasury stock                                                            (0.9)          (0.8)
    Issuance of treasury stock                                                             2.3            ---
    Other-net                                                                             (0.2)          (0.2)
                                                                                   ------------   ------------
    Total                                                                                (26.6)         (16.1)
                                                                                   ------------   ------------

  Increase (decrease) in cash and short-term investments                                  58.0          (40.5)
    Cash and short-term investments, beginning of year                                   203.3          298.3
                                                                                   ------------   ------------
    Cash and short-term investments, end of period                                      $261.3         $257.8
                                                                                   ============   ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                           $16.1          $13.6
                                                                                   ============   ============
      Income taxes                                                                       $24.9          $43.3
                                                                                   ============   ============
  See accompanying notes.

                    OLD REPUBLIC  INTERNATIONAL  CORPORATION
       NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------


1.Accounting Policies and Basis of Presentation:
  ----------------------------------------------

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



2.Common Share Data:
  ------------------

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and nine months ended September 30, 1995 and 1994. Retroactive adjustment has been made for all stock dividends and splits declared through September 30, 1995. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $3.7 for the quarter and nine months ended September 30, 1995, respectively and $1.3 and $3.9 for the quarter and nine months ended September 30, 1994, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 52,158,931 at September 30, 1995 after elimination of 4,439,267 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.



3.Unrealized Appreciation of Investments:
  ---------------------------------------

  Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $40.8 at September 30, 1995. Unrealized appreciation of investments, before applicable income taxes of $21.0, at September 30, 1995 included gross unrealized gains and (losses) of $67.5 and $(5.6), respectively.

  For the nine months ended September 30, 1995 and 1994, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $51.2 and $(29.7), respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 1995 and 1994
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Title, Mortgage Guaranty, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at September 30, 1995 reflected increases in assets of 4.6%, liabilities of 2.3%, and common shareholders' equity of 13.4% when compared to the immediately preceding year-end. Cash and invested assets represented 64.9% and 62.4% of consolidated assets as of September 30, 1995 and December 31, 1994, respectively. Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1995 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1995, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first nine months of 1995, Old Republic's commitment to equity securities decreased by 29.3% vis-a-vis the related invested balance at year-end 1994. As of September 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to conoslidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in the first nine months of 1995. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.88 billion at September 30, 1995 consisted of debt and debt equivalents of $308.6 million, redeemable convertible preferred stock of $17.3 million (excluding $11.7 million of such stock classified as a debt equivalent), convertible preferred stock of $.6 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.50 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 1995 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and an increase during the first nine months of 1995 in the value of bonds and stocks carried at market value. During 1994, the Corporation acquired $8.5 million of its common stock and $2.6 million of its cumulative preferred stock in open market transactions. In the first nine months of 1995, the Corporation acquired an additional $.9 million of its common stock. As of September 30, 1995, a standing authorization by the Company's Board of Directors permits it to reacquire additional amounts of such shares for a total of up to $38.0 million through May 1996.


                              RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first nine months of 1995 amounted to $1.00 billion and were 6.6% below the amount reported for the first nine months of 1994. For the third quarter of 1995, net premiums and fees earned amounted to $345.7 million and were 1.2% above the amount reported for the third quarter of 1994. For the third quarter of 1995, the Company's General Insurance Group posted an increase in premium revenues due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. Title Group premium and fee revenues decreased in the third quarter of 1995 when compared to the third quarter of 1994; depressed conditions in the large California housing market in particular, and the near absence of refinancing activity contributed to a decline in mortgage originations. Growth in the Mortgage Guaranty Group was enhanced by continued expansion of this gorup's marketing territory and from higher volume driven by lower mortgage rates.

The General Insurance Group's net premiums earned decreased 1.5% to $637.8 million in the first nine months of 1995. The Title Insurance Group reported premiums and fees in the first nine months of $219.2 million, down from $304.7 million in the year-ago period. The Mortgage Guaranty Group continued to experience double-digit growth in production and reported net premiums earned of $121.6 million, an increase of 23.7%. For the year's third quarter, premium and fees grew (declined) by 2.2% for general insurance, (7.7%) for title insurance and 22.9% for mortgage guaranty. Life and health premiums remained flat in the first nine months of 1995, but decreased 13.3% for the third quarter 1995 when compared to the same year-ago period.

Consolidated net investment income was $186.0 million in the first nine months of 1995 and $62.4 million in the third quarter of 1995 compared to $167.2 million and $56.8 million, respectively, in the same quarter and nine month period of 1994. The higher revenue from this source is attributable to positive cash flow in addition to improved market yields for fixed-maturity securities. Equities made up about 4.5% of the investment portfolio at the end of the first nine months of 1995 compared to 6.8% one year ago. The average annualized yield on investments was 6.2% and 6.1% at the end of September 30, 1995 and 1994, respectively.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $20.2 million and $25.9 million reported in the third quarter and for the first nine months of 1995, respectively, are due to the sale of equity securities. Dispositions of fixed maturity securities have, as in recent periods, been caused principally by: (1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. For the first nine months of 1995, approximately 77% of total dispositions represented maturities and early calls of existing holdings; for the year 1994 these transactions amounted to approximately 64%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 55% and 54% in the first nine
months of 1995 and 1994, respectively.   For the third quarter of each year
these ratios were 54% in 1995 and 53% in 1994. Claims experience for property and liability coverages improved in both periods due in part to reduced losses from involuntary pool assessments. The Mortgage Guaranty claim costs increased for the first nine months of 1995 compared to the same period in 1994 due in part to a rise in mortgage delinquencies, while the Title and Life insurance segments benefited from generally lower claim provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were 44% and 47% in the first nine months of 1995 and 1994, respectively. These ratios were 43% and 47% for the third quarters of 1995 and 1994, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varyingproduction costs pertaining thereto.

Income from Operations:
Income from operations before realized investment gains, taxes and other items increased by 19.9% in the first nine months of 1995 when compared to the same period one year ago; for the third quarter of 1995, income from operations increased by 27.3% when compared to the same quarter in 1994. The Corporation's General, Mortgage Guaranty and Life insurance segments reflected higher pre-tax operating earnings. The Title insurance segment posted a pre-tax operating loss for the first nine months of 1995 while reporting pre-tax operating earnings in the third quarter of 1995 for the aforementioned reasons.

The effective consolidated income tax rate was 32% in the first nine months of 1995 and 1994, respectively and 32% and 33% in the third quarters of 1995 and 1994, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.


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

                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                  FORM  10 - Q
                         PART  II  -  OTHER  INFORMATION
--------------------------------------------------------------------------------



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





                                         Old Republic International Corporation
                                         --------------------------------------
                                                       (Registrant)





   Date:  November 10, 1995
   ------------------------




                                                   \s\ Paul D. Adams
                                           ------------------------------------
                                                        P.D. Adams
                                                Senior Vice President &
                                                Chief Financial Officer