Form 10-K
period 1995-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-03-28
CIK 74260

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 1995
                                          OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from _________________ to  _______________
   Commission File Number: 0-4625

                       OLD REPUBLIC INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

     Delaware                                            No. 36-2678171
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois                  60601
--------------------------------------------   ---------------------------------
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

                                     Share/Par Value
                                       Outstanding        Name of each exchange
Title of each class                 February 29, 1996      on which registered
-------------------                 -----------------    -----------------------
5 3/4% Convertible Subordinated
  Debentures Due August 15, 2002 $99,077,000 ** New York Stock Exchange 8 3/4% Series H Cumulative
  Preferred Stock                       2,192,100        New York Stock Exchange
Common Stock/$1 par value              53,288,018   *    New York Stock Exchange

(*) Excludes 4,439,267 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.
(**) On February 12, 1996, the Company called for the redemption of all of these convertible subordinated debentures.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-

quired to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:_X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K._X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 29, 1996 was $1,825,114,617.

Documents incorporated by reference:
-----------------------------------
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                   Title                                          Part

Proxy statement for the 1996 Annual
 Meeting of Shareholders                            III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 52)    IV, Item 14

                              ____________________
                          There are 54 pages in this report

                                      PART I

Item 1-Business

(a) General Development of Business. Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property & liability), mortgage guaranty, title, and life (life & disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General, Mortgage Guaranty, Title, and Life Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business.

               Financial Information Relating to Segments of Business (a)

     The contributions to net revenues, and income (loss) before taxes and the cumulative effect of accounting changes of each Old Republic segment are set forth below for the years shown, together with their respective assets at the end of each year. The information below should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere herein.

                                                                          ($ in Millions)
                                                     -----------------------------------------------------------
                                                                       Years Ended December 31,
                                                     -----------------------------------------------------------
                                                           Net Revenues (b)          Income (Loss) Before Taxes
                                                     ----------------------------   ----------------------------
                                                       1995      1994      1993        1995     1994      1993
                                                     --------  --------  --------   --------  --------  --------
General. . . . . . . . . . . . . . . . . . . . . .   $1,056.1  $1,051.4  $1,058.5   $  171.1  $  154.2  $  124.5
Mortgage Guaranty. . . . . . . . . . . . . . . . .      203.9     158.3     118.6      102.8      78.3      61.3
Title. . . . . . . . . . . . . . . . . . . . . . .      326.2     404.7     467.9        4.6       (.2)     32.1
Life . . . . . . . . . . . . . . . . . . . . . . .       58.0      55.7      49.5        7.9       6.4       6.5
Other Operations - Net . . . . . . . . . . . . . .        1.8        .9       1.3      (20.2)    (20.6)    (21.4)
                                                     --------  --------  --------   --------  --------  --------
 Subtotal. . . . . . . . . . . . . . . . . . . . .    1,646.1   1,671.2   1,696.0      266.2     218.1     203.0
Realized Investment Gains. . . . . . . . . . . . .       49.7       7.7      40.2       49.7       7.7      40.2
                                                     --------  --------  --------   --------  --------  --------
 Total . . . . . . . . . . . . . . . . . . . . . .   $1,695.9  $1,679.0  $1,736.3   $  316.0  $  225.8  $  243.3
                                                     ========  ========  ========   ========  ========  ========

                                                                                       Assets at December 31,
                                                                                    ----------------------------
                                                                                      1995      1994      1993
                                                                                    --------  --------  --------
General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $5,356.8  $5,199.9  $5,075.1
Mortgage Guaranty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         634.0     487.8     408.3
Title. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         415.8     402.4     402.7
Life . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         328.2     322.7     336.8
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $6,593.5  $6,262.9  $6,098.3
                                                                                    ========  ========  ========
__________
(a) Reference is made to the table in Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old
    Republic's insurance  industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized  investment gains are shown in total for all groups combined.

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

     The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.
     During the past ten years, the Corporation has steadily diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1995, production of direct workers' compensation premiums accounted for 28.2% of consolidated direct premiums written by the General Insurance Group. For the same year, general liability and commercial automobile (principally trucking) direct insurance premiums amounted to 12.0% and 39.1%, respectively, of consolidated direct premiums written.
     During the past decade, specialty programs have also been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.
     The Corporation assumes (on both treaty and facultative bases) a moderate amount of reinsurance business produced by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

     Property and Other Coverages: Old Republic's property insurance business includes physical damage insurance on commercial automobile and trucking risks. A small volume of business is represented by fire and other physical perils for houses and commercial properties. All such insurance is produced through agents or financial intermediaries, such as finance companies, and on a reinsurance assumed basis.
     Fidelity and surety coverages are underwritten through agents by the Old Republic Surety Group, Inc.
     Old Republic Insured Credit Services, Inc., a wholly-owned subsidiary, has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks and thrift institutions. This coverage provides lenders with a guaranty against defaults on home equity and home improvement loans and installment sales contracts.
     Auto Warranty and Home Warranty, while still relatively small businesses, are marketed directly by Old Republic through its own employees and selected independent agents.

                               Mortgage Guaranty Group

     Real estate mortgage loan insurance protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.
     Mortgage Guaranty Insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions.The Corporation's residential real estate loan insurance business is originated, approximately 21% by savings and loan associations, 65% by commercial bankers and the remaining 14% through other lenders. Increased failures of savings and loan associations and other types of lending institutions have not had and should not have a bearing on the mortgage guaranty or other coverages in the Corporation's business since the profitability of its insurance products is not tied to any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place. The Corporation's mortgage guaranty insurance in force at December 31, 1995, was originally produced by approximately 3,600 different lending institutions and about 2,100 such institutions originated business in 1995.
     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 64% of the residential real estate loan insurance in force at December 31, 1995, has been written under annual premium plans. However, the monthly premium plan, a new product that was introduced in 1993, accounted for approximately 88% of the new business written in 1995.

     The Corporation limits its residential real estate insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender, but the master policy does not obligate the Corporation to issue insurance on any particular loan. To obtain insurance on a specific mortgage loan, an approved lender submits an application, supported by a copy of the borrower's loan application, an appraisal report on the property by either the lender or an independent appraiser, a written credit report on the borrower,an affidavit of the borrower's equity and certain other information. The underwriting department reviews this material and approves or rejects the application, usually on the day it is received. The Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation. Upon approval of an application for insurance of a loan, the Corporation issues a commitment to insure the loan; this is followed by a certificate of insurance when the loan is consummated.

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

                             Life Insurance Group

     Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through consumer finance companies, banks, savings and loan associations and automobile dealers. Approximately one-half of the borrowers insured under consumer credit life insurance are also covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled.
     Old Republic has written various conventional life, disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, owners of small businesses, and high net worth persons.

      Annuities: In the past, Old Republic marketed annuity policies, some of which remain outstanding, through securities dealers in New York State. These policies provide for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential because the Corporation has been unwilling to invest in lower quality or illiquid investments to help assure higher, more competitive guaranteed rates.

                       Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Mortgage Guaranty and Title in-

surance groups, and disability/accident & health coverages underwritten directly or through reinsurance in both the Life and General Insurance groups; 2) a summary of net retained life insurance in force at the end of the years shown:

                                                              ($ in Millions)

                                                     Years Ended December 31,

                                                    1995         1994         1993
                                                 ----------   ----------   ----------
General Insurance Group:
Overall Experience:
Net Premiums Written. . . . . . . . . . .        $    876.1   $    851.6   $    876.7
Net Premiums Earned (a) . . . . . . . . .        $    847.7   $    860.6   $    866.3
Loss Ratio. . . . . . . . . . . . . . . .               75%          76%          81%
Policyholders' Dividend Ratio . . . . . .                1%           1%         (1)%
Expense Ratio(a). . . . . . . . . . . . .               26%          26%          26%
                                                 ----------   ----------   ----------
Composite Ratio . . . . . . . . . . . . .              102%         103%         106%
                                                 ==========   ==========   ==========

Experience by Major Coverages:
Workers' Compensation:
Net Premiums Earned (a) . . . . . . . . .        $    187.2   $    239.4   $    271.1
Loss Ratio  . . . . . . . . . . . . . . .               88%          81%          96%
Policyholders' Dividend Ratio . . . . . .                3%           4%         (2)%
                                                 ==========   ==========   ==========

Commercial Automobile (Principally trucking):
Net Premiums Earned (a) . . . . . . . . .        $    361.3   $    321.2   $    284.1
Loss Ratio  . . . . . . . . . . . . . . .               79%          82%          77%
                                                 ==========   ==========   ==========

General Liability:
Net Premiums Earned (a) . . . . . . . . .        $     53.7   $     54.2   $     54.0
Loss Ratio  . . . . . . . . . . . . . . .               55%          84%          80%
                                                 ==========   ==========   ==========

Property and Other Coverages:
Net Premiums Earned (a) . . . . . . . . .        $    245.5   $    245.7   $    257.3
Loss Ratio  . . . . . . . . . . . . . . .               69%          62%          69%
                                                 ==========   ==========   ==========

Mortgage Guaranty Group:
Net Premiums Earned (b) . . . . . . . . .        $    175.2   $    134.5   $     96.8
Loss Ratio (a)  . . . . . . . . . . . . .               34%          28%          26%
                                                 ==========   ==========   ==========

Title Insurance Group:(b)
Net Premiums Earned . . . . . . . . . . .        $    183.3   $    244.4   $    249.6
Combined Net Premiums & Fees Earned . . .        $    305.5   $    384.7   $    449.4
Loss Ratio:To Net Premiums Earned . . . .               14%          18%          26%
          :To Net Premiums & Fees Earned.                8%          12%          15%
                                                 ==========   ==========   ==========

Disability/Accident & Health (c):
Net Premiums Earned. . . . . . . . . . .         $     31.2   $     28.5   $     20.6
Loss Ratio . . . . . . . . . . . . . . .                44%          46%          59%
                                                 ==========   ==========   ==========

Net Retained Life Insurance In Force:
Ordinary Life  . . . . . . . . . . . . .         $  4,063.4   $  4,230.0   $  4,046.7
Credit and Other Life. . . . . . . . . .              173.6        193.3        239.8
                                                 ----------   ----------   ----------
Total  . . . . . . . . . . . . . . . . .         $  4,237.0   $  4,423.4   $  4,286.7
                                                 ==========   ==========   ==========

__________
(a) Statutory net premiums earned and expense ratios may vary from amounts calculated pursuant to generally accepted accounting principles due to differences in the calculation of unearned premium reserves and acquisition cost under each accounting method.
(b) Amounts and ratios reported are determined pursuant to generally accepted accounting principles.
(c) Disability/accident & health data reflect the composite experience of the Life and General Insurance segments of business.
    Accordingly, the General Insurance Group composite experience includes premiums and related costs for disability/accident &
    health coverages underwritten directly or through reinsurance in such group.

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

     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may fluctuate due to a variety of factors. The inherent volatility of claims experience due to chance events in any one year, greater loss costs emanating from involuntary business (i.e. from industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which have experienced financial difficulties are some of the major factors influencing comparisons of loss ratios between years. The Company generally underwrites concurrently workers' compensation, commercial automobile
(liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these coverages should be considered in light of such a concurrent underwriting approach.

     The increase in the mortgage guaranty loss ratio is due to an increase in claim frequency, mostly in the California market which has been affected by an economic slowdown for the past several years. The Title Insurance Group loss ratios for the years presented reflect improving loss severity and frequency trends for business underwritten since 1992. In 1993, however, additional claim provisions of $13.3 million covering various escrow losses in process of final settlement increased the loss ratio (as a percentage of premiums and fees earned) by 3 percentage points.

     The increases in net ordinary life insurance in force in 1994 and 1993 are attributed to the introduction beginning in 1990 of more favorably priced life products that received greater market acceptance. The decrease in net ordinary life insurance in force in 1995 is attributed to competitive market pressures which served to reduce first year premium production.

                         General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (such as attorneys' fees which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of the claim department) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets in terms of gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

     The establishment of claim reserves by property and liability insurers, such as the Corporation's General Insurance Group, is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retro-spective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules man-dated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted.

These studies have resulted in estimates of such amounts at approximately $162.8, $169.1 and $154.3 million, as of December 31, 1995, 1994, and 1993, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons, and for the effect of retrospective rating and similar plans as discussed under "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein.

     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

      The following table shows the indicated deficiencies or redundancies for the years 1985 to 1995. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. With respect to the 1985 and 1986 data in particular, the indicated deficiency pertains largely to adverse claim development for reinsurance assumed business which the Company has de-emphasized since 1986 due to unacceptably high loss ratios. Further, the reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

      The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary must, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                                ($ in Millions/Percentages to Nearest Whole Point)
-----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:               1985     1986     1987     1988     1989     1990     1991     1992     1993     1994     1995
                                     ----     ----     ----     ----     ----     ----     -----    ----     ----     ----     ----
(b) Liability (1) for unpaid claims
    and claim adjustment
    expenses(2):                     $743     $974   $1,130   $1,271   $1,335   $1,435   $1,540   $1,573   $1,700   $1,768   $1,821
                                     ==============================================================================================

(c) Paid (cumulative) as of (3):
-------------------------------
    One year later                    25%      17%      18%      21%      20%      22%      25%      20%      20%      20%     -%
    Two years later                   33       33       33       34       34       37       37       33       33        -      -
    Three years later                 42       45       42       44       45       45       45       42        -        -      -
    Four years later                  51       52       50       52       50       52       51        -        -        -      -
    Five years later                  56       58       56       56       56       56        -        -        -        -      -
    Six years later                   61       63       60       60       60        -        -        -        -        -      -
    Seven years later                 65       65       64       64        -        -        -        -        -        -      -
    Eight years later                 67       69       67        -        -        -        -        -        -        -      -
    Nine years later                  70       72        -        -        -        -        -        -        -        -      -
    Ten years later                   73%       -%       -%       -%       -%       -%       -%       -%       -%       -%     -%
                                     ==============================================================================================


(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
--------------------------------
    One year later                   109%     103%     104%     101%      98%     100%      99%      97%      95%      95%     -%
    Two years later                  120      111      104       97       99      100       97       94       91        -      -
    Three years later                117      110      100       98       98       99       96       93        -        -      -
    Four years later                 117      106      101       98       98       99       97        -        -        -      -
    Five years later                 114      108      101       99       99      100        -        -        -        -      -
    Six years later                  116      108      102       99      100        -        -        -        -        -      -
    Seven years later                115      109      103      101        -        -        -        -        -        -      -
    Eight years later                117      111      105        -        -        -        -        -        -        -      -
    Nine years later                 118      112        -        -        -        -        -        -        -        -      -
    Ten years later                  120%       -%       -%       -%       -%       -%       -%       -%       -%       -%     -%
                                     =============================================================================================

(e) Redundancy (deficiency)(5):
   For each year-end at (a):         -20%     -12%      -5%      -1%       -%       -%       3%       7%       9%       5%     -%
                                     =============================================================================================
   Average for all year-ends
   at (a):                                                                                                                   0.4%
                                                                                                                             ====
_____
(1) Amounts are reported net of reinsurance recoverable. (2) Excluding unallocated loss adjustment expense reserves. (3) Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the
    Company of certain previously ceded loss reserves. (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses. (5) Most current liability reestimated (line d) as a percent of beginning liability (line b).

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and claim adjustment expenses (1) for each of the years shown.

                                                                                     ($ in Millions)
                                                                            ---------------------------------
                                                                                 Years Ended December 31,
                                                                            ---------------------------------
                                                                               1995        1994        1993
                                                                            ---------   ---------   ---------
Amount of reserves for unpaid claims and claim adjustment expenses
  at the beginning of each year, net of reinsurance losses recoverable .    $ 1,768.3   $ 1,700.8   $ 1,573.9
                                                                            ---------   ---------   ---------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year. . . . . . . . . . .        684.7       705.8       721.7
  Change in provision for insured events of prior years. . . . . . . . .        (92.6)      (89.1)      (51.6)
                                                                            ---------   ---------   ---------
      Total incurred claims and claim adjustment expenses. . . . . . . .        592.1       616.7       670.0
                                                                            ---------   ---------   ---------
Payments:
  Claims and claim adjustment expenses attributable to insured
    events of the current year . . . . . . . . . . . . . . . . . . . . .        207.1       236.6       246.2
  Claims and claim adjustment expenses attributable to insured
    events of prior years  . . . . . . . . . . . . . . . . . . . . . . .        332.4       312.4       296.9
                                                                            ---------   ---------   ---------
      Total payments . . . . . . . . . . . . . . . . . . . . . . . . . .        539.5       549.0       543.1
                                                                            ---------   ---------   ---------
Amount of reserves for unpaid claims and claim adjustment expenses
  at the end of each year (2), net of reinsurance losses recoverable . .      1,820.9     1,768.3     1,700.8
Reinsurance losses recoverable (3) . . . . . . . . . . . . . . . . . . .      1,311.8     1,407.4     1,403.0
                                                                            ---------   ---------   ---------
Amount of reserves for unpaid claims and claim adjustment expenses . . .    $ 3,132.7   $ 3,175.7   $ 3,103.8
                                                                            =========   =========   =========
__________
(1) Excluding unallocated loss adjustment expense reserves.
(2) Reserves for incurred but not reported losses amounted to approximately 31.1%, 30.4% and 30.7% of the totals shown as of December 31, 1995, 1994 and 1993, respectively.
(3) See Item 6 - Selected Financial Data, note (b).

     The data in the two tables above, incorporates the Corporation's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to cover normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1995, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with these A&E exposures amounted to approximately $87.4 million gross, and $60.1 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 10.7 years (gross) and 12.7 years (net) of average annual claims payments.

     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such issues as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retro-actively in the context of the existing insurance system, could likely bank-rupt or undermine seriously the financial condition of the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting environmental claims. As of December 31, 1995, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

      Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is extremely difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

                                    Consolidated Investments
                                        ($ in Millions)
                                          December 31,
------------------------------------------------------------------------------------------
                                                         1995         1994         1993

                                                      ----------   ----------   ----------
Held to Maturity
Fixed Maturity Securities:
Corporate. . . . . . . . . . . . . . . . . . . . . .  $      -     $  1,356.2   $  1,348.5
Utilities. . . . . . . . . . . . . . . . . . . . . .       995.5        919.3        883.0
Tax-Exempt . . . . . . . . . . . . . . . . . . . . .       717.8        450.7        276.9
Redeemable Preferred Stocks. . . . . . . . . . . . .          .7           .8          1.2
                                                      ----------   ----------   ----------
                                                         1,714.1      2,727.2      2,509.8
                                                      ----------   ----------   ----------
Other Invested Assets:
Mortgage Loans . . . . . . . . . . . . . . . . . . .        11.8         14.0         17.0
Policy Loans . . . . . . . . . . . . . . . . . . . .         2.1          2.1          2.1
Collateral Loans . . . . . . . . . . . . . . . . . .          .3           .4           .5
Sundry . . . . . . . . . . . . . . . . . . . . . . .        12.6         10.7          -
                                                      ----------   ----------   ----------
                                                            26.9         27.3         19.8
                                                      ----------   ----------   ----------
Total held to maturity . . . . . . . . . . . . . . .     1,741.1      2,754.6      2,529.6
                                                      ----------   ----------   ----------

Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments. . . . . . . . . . . . .       812.4        620.3        642.4
Corporate  . . . . . . . . . . . . . . . . . . . . .     1,333.6          -            -
                                                      ----------   ----------   ----------
                                                         2,146.0        620.3        642.4
                                                      ----------   ----------   ----------
Equity Securities:
Perpetual Preferred Stocks . . . . . . . . . . . . .         4.4          4.5          3.8
Common Stocks1 . . . . . . . . . . . . . . . . . . .        21.7        259.2        188.0
                                                      ----------   ----------   ----------
                                                           126.1        263.8        191.9
                                                      ----------   ----------   ----------

Short-term Investments . . . . . . . . . . . . . . .       312.7        172.1        254.3
                                                      ----------   ----------   ----------
Total available for sale . . . . . . . . . . . . . .     2,584.9      1,056.2      1,088.7
                                                      ----------   ----------   ----------

Total Investments  . . . . . . . . . . . . . . . . .  $  4,326.0   $  3,810.8   $  3,618.4
                                                      ==========   ==========   ==========

------------------------------------------------------------------------------------------

                             Sources of Consolidated Investment Income
                                        ($ in Millions)
                                    Years Ended December 31,
------------------------------------------------------------------------------------------

                                                         1995         1994         1993
                                                      ----------   ----------   ----------
Fixed Maturity Securities:
Taxable . . . . . . . . . . . . . . . . . . .         $    203.2   $    189.6   $    192.6
Tax-Exempt. . . . . . . . . . . . . . . . . .               27.1         18.6         12.5
Redeemable Preferred Stocks . . . . . . . . .                -            -             -
                                                      ----------   ----------   ----------
                                                           230.4        208.2        205.2
                                                      ----------   ----------   ----------
Equity Securities:
Perpetual Preferred Stocks  . . . . . . . . .                 .4           .5           .2
Common Stocks . . . . . . . . . . . . . . . .                5.8          7.0          4.7
                                                      ----------   ----------   ----------
                                                             6.3          7.5          5.0
                                                      ----------   ----------   ----------
Other Investment Income:
Interest on Short-term Investments. . . . . .               13.6          9.7          8.7
Sundry  . . . . . . . . . . . . . . . . . . .                8.4          7.9          7.0
                                                      ----------   ----------   ----------
                                                            22.0         17.7         15.7
                                                      ----------   ----------   ----------
Gross Investment Income . . . . . . . . . . .              258.7        233.6        226.0
Less: Investment Expenses (a) . . . . . . . .                6.8          6.0          5.2
                                                      ----------   ----------   ----------
Net Investment Income . . . . . . . . . . . .         $    251.9   $    227.5   $    220.7
                                                      ==========   ==========   ==========

__________
(a) Investment expenses consist primarily of personnel costs and investment custody service fees.

     For at least the past 25 years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded,fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1995 and December 31, 1994, total investments in default as to principal and/or interest amounted to less than 1% of consolidated assets.

      The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of investment gains. While the amount of portfolio turnover varies from year to year, recent years' dispositions of portfolio investments held to maturity are caused principally by calls prior to maturity by issuers.

    Effective January 1, 1993, the Company reevaluated the classification of its invested assets as to those it (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed-maturity securities),
(2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). In November 1995, the Company again reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) in November 1995. As a result, additional fixed maturity securities previously categorized as "held to maturity" were reclassified to the "available for sale" category; the amortized cost of the securities so reclassified was $1,365.7, their fair market value was $1,394.2, and the related net of deferred tax unrealized gain of $18.5 was credited directly to a separate account in shareholders equity at December 31, 1995. Prior years' balance sheets and investment classifications have not been restated nor reclassified to reflect these changes. The Company's invested assets have been classified as either "held to maturity" or "available for sale" as of December 31, 1995, 1994 and 1993.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1995 and December 31, 1994, are shown in the following tables. These investments, $3.8 billion and $3.3 billion at December 31, 1995 and 1994, respectively, represented approximately 59% and 53%, respectively, of consolidated assets, and 79% and 69%, respectively, of consolidated liabilities as of such dates.


---------------------------------------------------------------------------------
                             Independent Ratings (a)
---------------------------------------------------------------------------------


                                                             December 31,
                                                       ------------------------
                                                        1995              1994
                                                       ------            ------
                                                        (% of total portfolio)
Aaa . . . . . . . . . . . . . . . . . . . . . . . .     30.9%             30.1%
Aa. . . . . . . . . . . . . . . . . . . . . . . . .     28.2              28.8
A . . . . . . . . . . . . . . . . . . . . . . . . .     34.1              33.1
Baa . . . . . . . . . . . . . . . . . . . . . . . .      6.0               6.9
                                                       ------            ------
Total investment grade. . . . . . . . . . . . . . .     99.2              98.9
All others (b)  . . . . . . . . . . . . . . . . . .       .8               1.1
                                                       ------            ------
Total . . . . . . . . . . . . . . . . . . . . . . .    100.0%            100.0%
                                                       ======            ======
__________
(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent
    Moody's rating.
(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

--------------------------------------------------------------------------------
                            Maturity Distribution
--------------------------------------------------------------------------------

                                                             December 31,
                                                       ------------------------
                                                        1995              1994
                                                       ------            ------
                                                        (% of total portfolio)
Due in one year or less . . . . . . . . . . . . . .      7.7%              5.2%
Due after one year through five years . . . . . . .     43.1              42.0
Due after five years through ten years. . . . . . .     47.5              50.1
Due after ten years through fifteen years . . . . .       .7               1.4
Due after fifteen years . . . . . . . . . . . . . .      1.0               1.3
                                                       ------            ------
                                                       100.0%            100.0%
                                                       ======            ======

Average life (years). . . . . . . . . . . . . . . .       4.7               5.1
                                                       ======            ======


(c) Marketing-Workers' compensation, general liability and commercial automobile insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures.

     A small portion of Old Republic's consolidated insurance premium volume, particularly in its General and Life Insurance Groups, is produced by the mass marketing of specially designed insurance products through consumer-oriented businesses such as consumer finance companies, banks, savings and loan associations, mortgage bankers, automobile dealers, and consumer products dealers. The Corporation has designed ancillary products, such as credit disability, joint life, and loan credit guaranty insurance, for sale through the same sources as its other products. Through the combination of these marketing channels, Old Republic is afforded access to large volume markets without having to invest large sums for mailing, advertising, and other acquisition expenses, or for establishing and administering a large sales organization. No single source accounted for over 10% of Old Republic's premium volume in 1995.

     Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 231 Company offices located in 29 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon.
The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for services. During 1995, approximately 50% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

     The personal contacts, relationships, and reputations of Old Republic's key executives are a vital element in obtaining and retaining business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

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

    At least one insurance subsidiary of Old Republic is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; title insurance operations, however, are licensed to do business in 48 states and the District of Columbia, while mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

--------------------------------------------------------------------------------
                Geographical Distribution of Direct Premiums Written
--------------------------------------------------------------------------------

                                                       1995       1994       1993
                                                      ------     ------     ------
United States:
 Northeast. . . . . . . . . . . . . . . . . . . . .      5.0%       5.3%       4.7%
 Mid-Atlantic . . . . . . . . . . . . . . . . . . .      8.9       10.0       10.6
 Southeast. . . . . . . . . . . . . . . . . . . . .     16.6       16.2       15.5
 Southwest. . . . . . . . . . . . . . . . . . . . .     13.1       14.3       14.1
 East North Central . . . . . . . . . . . . . . . .     17.7       16.2       14.7
 West North Central . . . . . . . . . . . . . . . .     16.3       15.2       16.3
 Mountain . . . . . . . . . . . . . . . . . . . . .      8.5        8.4        8.0
 Western. . . . . . . . . . . . . . . . . . . . . .     11.0       12.5       14.6
Foreign (Principally Canada)  . . . . . . . . . . .      2.9        1.9        1.5
                                                      ------     ------     ------
Total . . . . . . . . . . . . . . . . . . . . . . .   100.0%     100.0%     100.0%
                                                      ======     ======     ======

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

     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint underwriting ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, and securities.

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

    Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements.

    Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): fire and other physical perils-$300,000; accident and health-$15,000; workers' compensation-$1,000,000; other liability coverages-$750,000; and loan credit guaranty-$200,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $22,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250,000.

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

(g) Employees-As of December 31, 1995, Old Republic employed approximately 5,460 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 66% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1995 was approximately $12.8 million.

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


Item 4-Submission of Matters to a Vote of Security Holders

     None


Item 4(a)-Executive Officers of the Registrant

Name                      Age    Position
--------------------      ---    -------------------------------------
Paul D. Adams             50     Senior Vice President, Chief Financial Officer
                                  since 1990 and Treasurer since 1993.

Anthony F. Colao          68     Senior Vice President, and Director since 1987.

Spencer LeRoy, III        49     Senior Vice President, General Counsel, and
                                 Secretary since 1992.

William F. Schumann       56     Senior Vice President since 1989. President
                                 since 1974 of Old Republic Insured Credit
                                 Services, Inc., a wholly-owned subsidiary.

William A. Simpson        54     Senior Vice President/Mortgage Guaranty, and
                                 Director since 1980.  President since 1972 of
                                 Republic Mortgage Insurance Company, a
                                  wholly-owned subsidiary.

A. C. Zucaro              56     Chief Executive Officer, President, Director
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

                                         PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under
the symbol "ORI".   The high and low closing prices as reported on the New York
Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                      Closing Price
                                  ---------------------        Cash
                                   High           Low        Dividends
                                  ------         ------      ---------
1st quarter 1994. . . . . . . .   $24.38         $22.00      $     .11
2nd quarter 1994. . . . . . . .    23.38          21.88            .12
3rd quarter 1994. . . . . . . .    23.00          20.88            .12
4th quarter 1994. . . . . . . .   $21.88         $18.88      $     .12
                                  ======         ======      =========

1st quarter 1995. . . . . . . .   $25.13         $21.13      $     .12
2nd quarter 1995. . . . . . . .    26.38          24.25            .13
3rd quarter 1995. . . . . . . .    29.50          25.50            .13
4th quarter 1995. . . . . . . .   $35.50         $27.13      $     .13
                                  ======         ======      =========


As of January 31, 1996, there were 3,895 registered holders of the Company's Common Stock. See Notes 4(b) and 4(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1995.

Item 6-Selected Financial Data
(All amounts, except common share data, are expressed in millions)
Years Ended December 31
-----------------------------------------------------------------------------------------------------

                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION:
Cash and Invested Assets (a) . . .     $  4,415.2   $  3,906.4   $  3,723.0   $  3,332.5   $  2,933.7
Other Assets (b) . . . . . . . . .        2,178.2      2,356.5      2,375.3        809.1        779.5
Total Assets . . . . . . . . . . .        6,593.5      6,262.9      6,098.3      4,141.6      3,713.2
Liabilities, Other than Debt (b) .        4,587.9      4,543.4      4,480.5      2,698.0      2,503.0
Debt and Debt Equivalents. . . . .          320.5        314.7        282.7        277.8        247.6
Total Liabilities. . . . . . . . .        4,908.4      4,858.1      4,763.3      2,975.8      2,750.6
Preferred Stock  . . . . . . . . .           72.5         75.4         78.0         80.8         80.8
Common Shareholders' Equity. . . .        1,612.5      1,329.3      1,256.9      1,084.9        881.7
Total Capitalization (c) . . . . .     $  2,005.6   $  1,719.5   $  1,617.7   $  1,443.6   $  1,210.2
                                       ==========   ==========   ==========   ==========   ==========

 ---------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned . . .     $  1,374.0   $  1,423.2   $  1,445.7   $  1,291.9   $  1,113.4
Net Investment and Other Income. .          272.1        248.0        250.2        262.3        239.9
Realized Investment Gains. . . . .           49.7          7.7         40.2         62.8         21.1
Net Revenues . . . . . . . . . . .        1,695.9      1,679.0      1,736.3      1,617.0      1,374.5
Benefits, Claims, Settlement
Expenses and Dividends . . . . . .          747.9        761.2        811.3        752.1        691.8
Underwriting and Other Expenses. .          631.9        691.9        681.6        614.2        507.3
Income Taxes (d) . . . . . . . . .          103.6         73.4         78.0         75.0         45.2
Income Before Item Below . . . . .          212.7        151.0        166.4        174.7        131.0
Accounting Changes (e) . . . . . .            -            -            8.6          -            -
                                       ----------   ----------   ----------   ----------   ----------
Net Income . . . . . . . . . . . .     $    212.7   $    151.0   $    175.1   $    174.7   $    131.0
                                       ==========   ==========   ==========   ==========   ==========

 ---------------------------------------------------------------------------------------------------
COMMON SHARE DATA (f):
Net Income:
Primary Earnings (g):
Income Before Item Below . . . . .     $     3.63   $     2.55   $     2.83   $     3.09   $     2.48
Accounting Changes . . . . . . . .             -            -           .15           -            -
                                       ----------   ----------   ----------   ----------   ----------
Net Income . . . . . . . . . . . .     $     3.63   $     2.55   $     2.98   $     3.09   $     2.48
                                       ==========   ==========   ==========   ==========   ==========

Fully Diluted Earnings (h):
Income Before Item Below . . . . .     $     3.42   $     2.44   $     2.69   $     2.95   $     2.36
Accounting Changes . . . . . . . .             -            -           .14           -            -
                                       ----------   ----------   ----------   ----------   ----------
Net Income . . . . . . . . . . . .     $     3.42   $     2.44   $     2.83   $     2.95   $     2.36
                                       ==========   ==========   ==========   ==========   ==========

Average Common and Equivalent
Shares Outstanding:Primary . . . .     57,273,854   57,207,702   57,077,542   54,516,581    52,408,404
                   Fully Diluted .     62,068,538   61,657,490   61,519,432   58,317,906    56,480,042
                                       ==========   ==========   ==========   ==========    ==========
Dividends:Cash . . . . . . . . . .     $      .51   $      .47   $      .43   $      .39    $      .37
                                       ==========   ==========   ==========   ==========    ==========
          Stock  . . . . . . . . .             -%           -%           -%         100%           10%
                                       ==========   ==========   ==========   ==========    ==========
Book Value . . . . . . . . . . . .     $    30.56   $    25.79   $    24.25   $    21.40    $    18.81
                                       ==========   ==========   ==========   ==========    ==========
Common Shares Outstanding. . . . .     52,762,769   51,536,412   51,844,001   50,692,562    46,896,184
                                       ==========   ==========   ==========   ==========    ==========

-----------------------------------------------------------------------------------------------------
See Notes on Following Page

Notes to Item 6-Selected Financial Data
-------------------------------------------------------------------------------

(a) Consists of cash, investments and investment income due and accrued;
(b) The Company adopted certain reporting changes mandated by accounting regulatory authorities which served to increase assets and liabilities by equal amounts of approximately $1.4 billion at December 31, 1995, and $1.5 billion at December 31, 1994 and 1993. As permitted, prior years' reports have not been changed retroactively for these changes which became effective in 1993;
(c) Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders' equity;
(d) Income taxes were decreased, and net income correspondingly increased by $1.9 ($.03 per share) in 1992 and $3.6 ($.07 per share) in 1991, as a result of amortized fresh start deferred income tax credits all of which resulted from changes in tax regulations effective January 1, 1987;
(e) See notes 1(h) and (l) of the Notes to Consolidated Financial Statements for an explanation of accounting changes mandated by accounting regulatory authorities. As permitted, prior year reports have not been changed retroactively for these changes which became effective in 1993;
(f) Common share data has been retroactively adjusted for all stock dividends and splits declared through December 31, 1995. Excludes 4,439,267 issued and outstanding common shares, held by a consolidated affiliate, which are eliminated in consolidation and in the calculation of outstanding shares for financial accounting purposes only;
(g) Calculated after deduction of preferred stock dividend requirements of $4.9 in 1995, $5.1 in 1994, $5.2 in 1993, $6.0 in 1992 and $1.3 in 1991;
(h) Calculated after deduction of preferred stock dividend requirements and after adjustment for post-tax convertible debentures interest of $.6 in 1995, $.9 in 1994, $1.0 in 1993, $2.6 in 1992 and $(1.9) in 1991.

     Item 7-Management Analysis of Financial Position and Results of Operations ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                   OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                        CHANGES IN ACCOUNTING POLICIES

     In 1993, the Company adopted several changes in accounting policies to comply with Financial Accounting Standards Board (FASB) pronouncements. The resulting adoption of the asset and liability method for calculating deferred income taxes and the recognition of present value liabilities pertaining to post -retirement health benefits under retirement plans maintained by a few Old Republic subsidiaries increased net income by $8.6 or 15 cents per share (14 cents fully diluted) in the first quarter of 1993. The Company also reexamined the classification of its invested assets which led to reporting such assets as either "held to maturity" or "available for sale"; the effect of these classification changes was to increase assets and the liability for deferred taxes by $25.2 and $8.7, respectively, and common shareholders' equity for the net unrealized appreciation of securities newly reclassified at fair value by $16.4 or 32 cents per common share as of December 31, 1993.

      In November 1995, the Company reevaluated the classification of invested assets, as permitted by a Special Report issued by the FASB in November 1995.
As a result, the Company reclassified from "held to maturity" to "available for sale" certain fixed maturity securities with an amortized cost of $1,365.7, fair value of $1,394.2 and an unrealized gain of $28.4. The unrealized gain, net of deferred income taxes of $9.9, has been credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995.

     See Note 1 of the Notes to Consolidated Financial Statements for further details relating to these changes. As permitted by the pertinent FASB pronouncements, prior years' financial statements have not been restated nor reclassified to reflect these changes.

      In the fourth quarter of 1995, the Company's Mortgage Guaranty Group adopted the accrual method for recording past-due premium revenues and the related premium receivable arising from new monthly premium policies. This new payment mode has emerged as a significant factor for the mortgage guaranty industry since mid-1994. Before adoption of this accrual method, past-due premiums were recognized on receipt of cash. With the adoption of this accrual method, a cumulative increase in net premiums written of $9.8 million, net premiums earned of $6.3 million, and post-tax income of $3.9 million or 6 cents per fully diluted share was reflected in the Company's final quarter and the year of 1995.



                              FINANCIAL POSITION

     Old Republic's financial position at December 31, 1995 reflected increases in assets of 5.3%, liabilities of 1.0%, and common shareholders' equity of 21.3% when compared to the immediately preceding year-end. At December 31, 1995 and 1994, cash and invested assets represented 67.0% and 62.4% of consolidated assets, respectively. Relatively high short-term investment positions were maintained as of the most recent year-ends to provide necessary liquidity for specific operating needs, and flexibility in investment strategy. Changes in short-term investments reflect a variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1995 and 1994, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. In the latter regard, Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During 1995, Old Republic's commitment to equity securities decreased by 52.2% vis-a-vis the related invested balance at year-end 1994. As of December 31, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

     Consolidated operations produced positive cash flows for the latest three years. The decline in cash flow from operations in 1994 was due mainly to a substantial drop in title segment revenues and profitability, and a small decline in property and liability insurance premiums. The parent holding company has met its liquidity and capital needs for the past three years through dividends paid by its subsidiaries and through the issuance of debt. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

     Old Republic's capitalization of $2,005.6 at December 31, 1995 consisted of debt and debt equivalents of $320.5, redeemable convertible preferred stock of $17.0 (excluding $11.7 of such stock classified as a debt equivalent), convertible preferred stock of $.6 , cumulative preferred stock of $54.8, and common shareholders' equity of $1,612.5. The rise in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of preferred stock to common stock and an increase during 1995 in the carrying value of fixed maturity and equity securities stated at fair value.

      The Corporation acquired $.9 and $8.5 of common stock in 1995 and 1994, respectively and $2.6 of cumulative preferred stock in 1994 in open market transactions. As of year-end 1995, a standing authorization by the Company's Board of Directors permits Old Republic to reacquire additional amounts of such shares for a total of up to $38.0 through May 1996.

      In February 1996, the Company called for redemption its 10% debentures of 2018 ($74.0 million principal amount) and its 5.75% convertible subordinated debentures of 2002 ($110.0 million principal amount); redemption of the former will be effected with available funds, while the latter are expected to be converted into approximately 4.3 million Old Republic common shares. As a result of these expected redemptions and conversions, the Company's debt will decline by $184.0 million while its common shareholders equity account will rise by $110.0 million. These transactions are not expected to have a material effect on Old Republic's 1996 earnings. Later in 1996, the Company may, at its sole option, redeem all or part of approximately $54.8 million of its Series "H" cumulative preferred stock and $29.6 million principal amount of its 11.5% debentures maturing in 2015.

                            RESULTS OF OPERATIONS

Revenues:

    Net premiums and fees earned decreased by 3.5% and 1.6% in 1995 and 1994 and increased by 11.9% in 1993. In 1993 property and liability insurance premium increases were due to varying levels of growth in certain parts of the Company's business, but principally among liability coverages. In 1994 and 1995, lower property and liability premium growth was due to a continuation of a soft premium rate environment for most insurance coverages and lower participation in involuntary market pools. For the past three years, mortgage guaranty premiums have increased due to a rise in the amount of renewal and new business, and market expansion. Depressed conditions in the large California housing market and much lower refinancing activity nationwide resulted in reduced title insurance revenues in 1995 and 1994. Greater housing and mortgage refinancing activity during 1993 had led to higher revenues in the title segment. Life and disability premium volume increased moderately during the last three years as a result of greater term life and accident insurance production.

     Net investment income grew by 10.7% and 3.1% in 1995 and 1994 and was relatively flat in 1993. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows and a concentration of investable assets in interest-bearing, fixed maturity securities. The average annual yield on investments was 6.2%, 6.1% and 6.4% for the years ended December 31, 1995, 1994 and 1993, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and changes in interest rates at various times during the past three years.

     While the Company's investment policies have not been designed to maximize realized investment gains, such gains were higher in 1995 and 1993 than those realized in 1994. Dispositions of securities have been caused principally by calls prior to maturity by issuers and by sales of equity securities. In 1995, approximately 59% of total fixed maturity securities dispositions represented contractual maturities and early calls of existing holdings; for the year 1994 these amounted to approximately 64%.

Expenses:

      Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 54% in 1995, 53% in 1994 and 56% in 1993. This consolidated ratio was affected principally by an improving claim ratio for liability insurance coverages. Through 1993 the Corporation's property and liability insurance subsidiaries, along with other companies in the industry, sustained higher loss assessments for residual market (assigned risk) business. In 1995 and 1994, provisions for such assessments declined as a result of the aforementioned reduction in residual market participations by the Company's subsidiaries and by moderately improving premium rates for workers compensation insurance. Additionally, Old Republic's general insurance results for 1994 benefitted from improved underwriting performance in its property and other non-liability lines due to lower loss ratios. Policyholders' dividends incurred mainly for the Corporation's workers compensation insurance coverages for each year reflect changes in the loss ratio for individual experience-rated policies. The loss ratio rose in 1995 and 1994 in the mortgage guaranty insurance line due to a rise in frequency of claim occurrences, mostly in the California market which has been affected by an economic slowdown for the past several years. The title insurance loss ratio in 1995 and 1994 was affected by favorable trends in claims frequency and severity for business underwritten since 1992, while higher than normal claim provisions in 1993 added approximately 3 percentage points to this group's loss ratio.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 44% in 1995, 47% in 1994 and 45% in 1993. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. During the past three years the property and liability expense ratio has remained relatively flat and that of the mortgage guaranty segment has been declining moderately. The title insurance expense ratio was higher in 1994 and 1995 as premiums and fees volume in this segment declined at a faster rate than operating costs.

Pre-Tax and Net Income:

      Income before taxes decreased by 7% and 3% in 1994 and 1993, respectively, and increased by 40% in 1995. General insurance results have trended up during the past five years and have continued as the largest contributor to consolidated earnings, principally as a result of greater investment income; in 1995 and 1994, however, improved earnings in this segment were also affected favorably by better underwriting results. The mortgage guaranty segment reflected significantly improved earnings in each of the last three years due to increased revenues, and, as noted above, a declining expense ratio. Title insurance operating results were much reduced in 1995 and 1994 due to the previously noted decline in revenues, while they increased in 1993 as a result of much greater mortgage refinancing activity. Life and disability operations have posted relatively flat earnings in the past three years. Consolidated pre-tax income for 1995 and 1993 was also affected positively by greater than normal realization of investment gains.

     The effective consolidated income tax rates were 33% in 1995 and 1994 and 32% in 1993. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. In August 1993, the corporate federal income tax rate was increased from 34% to 35% retroactive to January 1, 1993.


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

Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES                 Page No.
                                                                        --------
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .     23
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . .     25
Consolidated Statements of Preferred Stock and
Common Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .     26
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .     27
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     28
Report of Independent Accountants  . . . . . . . . . . . . . . . . . .     48


Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
-----------------------------------------------------------------------------------

                                                                  December 31,
                                                            -----------------------
                                                               1995         1994
                                                            ----------   ----------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost)
 (fair value: $1,759.0 and $2,582.6) . . . . . . . . . . .  $  1,714.1   $  2,727.2
Other long-term investments (at cost). . . . . . . . . . .        26.9         27.3
                                                            ----------   ----------
                                                               1,741.1      2,754.6
                                                            ----------   ----------
Available for sale:
Fixed maturity securities (at fair value)
 (cost: $2,068.9 and $646.8) . . . . . . . . . . . . . . .     2,146.0        620.3
Equity securities (at fair value)
 (cost: $95.7 and $254.7)  . . . . . . . . . . . . . . . .       126.1        263.8
Short-term investments
 (at fair value which approximates cost) . . . . . . . . .       312.7        172.1
                                                            ----------   ----------
                                                               2,584.9      1,056.2
                                                            ----------   ----------
                                                               4,326.0      3,810.8
                                                            ----------   ----------
Other Assets:

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        19.4         31.1
Securities and indebtedness of related parties . . . . . .        40.0         41.1
Accrued investment income  . . . . . . . . . . . . . . . .        69.7         64.3
Accounts and notes receivable. . . . . . . . . . . . . . .       273.6        244.0
Federal income tax recoverable:Current . . . . . . . . . .         -            4.8
                               Deferred. . . . . . . . . .         -           72.4
Reinsurance balances and funds held  . . . . . . . . . . .       125.1        142.4
Reinsurance recoverable:Paid losses  . . . . . . . . . . .        24.7         25.6
Policy and claim reserves  . . . . . . . . . . . . . . . .     1,416.1      1,526.3
Deferred policy acquisition costs. . . . . . . . . . . . .       107.8        101.3
Sundry assets  . . . . . . . . . . . . . . . . . . . . . .       190.6        198.1
                                                               2,267.4      2,452.0
                                                            ----------   ----------
  Total Assets . . . . . . . . . . . . . . . . . . . . . .  $  6,593.5   $  6,262.9
                                                            ==========   ==========

See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
------------------------------------------------------------------------------------

                                                                  December 31,
                                                            -----------------------
                                                               1995         1994
                                                            ----------   ----------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits . . . . . . . . . . . . . . . . . .  $    186.0   $    184.9
Losses, claims and settlement expenses . . . . . . . . . .     3,519.8      3,514.7
Unearned premiums  . . . . . . . . . . . . . . . . . . . .       406.7        405.5
Other policyholders' benefits and funds. . . . . . . . . .        75.4         79.1
                                                            ----------   ----------
 Total policy liabilities and accruals4, . . . . . . . . .       188.0      4,184.3
Commissions, expenses, fees and taxes. . . . . . . . . . .       110.3        106.3
Reinsurance balances and funds . . . . . . . . . . . . . .       169.3        162.2
Federal income tax payable:Current . . . . . . . . . . . .        11.5          -
                           Deferred. . . . . . . . . . . .        10.1          -
Debt and debt equivalents  . . . . . . . . . . . . . . . .       320.5        314.7
Sundry liabilities . . . . . . . . . . . . . . . . . . . .        98.4         90.4
Commitments and contingent liabilities . . . . . . . . . .         -            -
                                                            ----------   ----------
Total Liabilities  . . . . . . . . . . . . . . . . . . . .     4,908.4      4,858.1
                                                            ----------   ----------


Preferred Stock:

Redeemable convertible preferred stock (*) . . . . . . . .        17.0         16.8
Convertible preferred stock (*)  . . . . . . . . . . . . .          .6          3.8
Cumulative preferred stock (*) . . . . . . . . . . . . . .        54.8         54.8
                                                            ----------   ----------
Total Preferred Stock  . . . . . . . . . . . . . . . . . .        72.5         75.4
                                                            ----------   ----------


Common Shareholders' Equity:

Common stock(*) . . . . . . . . . . . . . . . . . . . . . .       58.8         57.6
Additional paid-in capital. . . . . . . . . . . . . . . . .      463.4        456.9
Net unrealized appreciation (depreciation) of securities. .       70.3        (10.4)
Retained earnings . . . . . . . . . . . . . . . . . . . . .    1,058.3        865.0
Treasury stock (at cost). . . . . . . . . . . . . . . . . .      (38.4)       (39.8)
                                                            ----------   ----------
Total Common Shareholders' Equity . . . . . . . . . . . . .    1,612.5      1,329.3
                                                            ----------   ----------
Total Liabilities, Preferred Stock and
  Common Shareholders' Equity . . . . . . . . . . . . . . . $  6,593.5   $  6,262.9
                                                            ==========   ==========
__________
(*) At December 31, 1995 and 1994, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 25,152,712 in 1995 and 25,632,708 in 1994 were redeemable and/or convertible and cumulative preferred  shares issued and outstanding. As of the same dates, there were 250,000,000 shares of common stock, $1.00 par value,  authorized, of which 58,811,328 in 1995 and
    57,661,291 in 1994 were issued. At December 31, 1995 and 1994 there were
    50,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were
    6,048,559 and 6,124,879 as of December 31, 1995 and 1994, respectively.


See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
----------------------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                        1995         1994         1993
                                                                     ----------   ----------   ----------
Revenues:
Net premiums earned . . . . . . . . . . . . . . . . . . . . . . .    $  1,251.7   $  1,282.9   $  1,246.0
Title, escrow, and other fees . . . . . . . . . . . . . . . . . .         122.2        140.3        199.7
Net investment income . . . . . . . . . . . . . . . . . . . . . .         251.9        227.5        220.7
Realized investment gains . . . . . . . . . . . . . . . . . . . .          49.7          7.7         40.2
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . .          20.2         20.4         29.5
                                                                     ----------   ----------   ----------
                                                                        1,695.9      1,679.0      1,736.3
                                                                     ----------   ----------   ----------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses . . . . . . . . . . . .         740.3        753.5        817.8
Dividends to policyholders  . . . . . . . . . . . . . . . . . . .           7.5          7.6         (6.4)
Underwriting, acquisition, and insurance expenses . . . . . . . .         605.0        668.5        656.7
Interest and other charges  . . . . . . . . . . . . . . . . . . .          26.9         23.3         24.8
                                                                     ----------   ----------   ----------
                                                                        1,379.9      1,453.1      1,492.9
                                                                     ----------   ----------   ----------
Income before income taxes and items below. . . . . . . . . . . .         316.0        225.8        243.3
                                                                     ----------   ----------   ----------

Income Taxes:Currently payable  . . . . . . . . . . . . . . . . .          63.8         41.8         68.3
             Deferred . . . . . . . . . . . . . . . . . . . . . .          39.7         31.5          9.6
                                                                     ----------   ----------   ----------
             Total  . . . . . . . . . . . . . . . . . . . . . . .         103.6         73.4         78.0
                                                                     ----------   ----------   ----------
Income before items below . . . . . . . . . . . . . . . . . . . .         212.4        152.4        165.3
Equity in earnings of unconsolidated subsidiaries
 and minority interests . . . . . . . . . . . . . . . . . . . . .            .2         (1.4)         1.1
                                                                     ----------   ----------   ----------
Income before cumulative effect of accounting changes . . . . . .         212.7        151.0        166.4
Cumulative effect of accounting changes . . . . . . . . . . . . .           -            -            8.6
                                                                     ----------   ----------   ----------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    212.7   $    151.0   $    175.1
                                                                     ==========   ==========   ==========
Net Income Per Share:
 Primary:
  Before cumulative effect of accounting changes. . . . . . . . .    $     3.63   $     2.55   $     2.83
  Cumulative effect of accounting changes . . . . . . . . . . . .            -            -           .15
                                                                     ----------   ----------   ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $     3.63   $     2.55   $     2.98
                                                                     ==========   ==========   ==========

Fully Diluted:
 Before cumulative effect of accounting changes . . . . . . . . .    $     3.42   $     2.44   $     2.69
  Cumulative effect of accounting changes . . . . . . . . . . . .            -            -           .14
                                                                     ----------   ----------   ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $     3.42   $     2.44   $     2.83
                                                                     ==========   ==========   ==========

Average number of common and common
equivalent shares outstanding:Primary . . . . . . . . . . . . . .    57,273,854   57,207,702   57,077,542
                                                                     ==========   ==========   ==========
                              Fully Diluted . . . . . . . . . . .    62,068,538   61,657,490   61,519,432
                                                                     ==========   ==========   ==========

Dividends Per Common Share:
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      .51   $      .47   $      .43
                                                                     ==========   ==========   ==========


See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
-----------------------------------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                        1995         1994         1993
                                                                     ----------   ----------   ----------
Redeemable Convertible Preferred Stock:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $     16.8   $     16.6   $     18.7
  Amortization to redemption value capitalized . . . . . . . . . .         (1.1)        (1.1)        (1.0)
  Converted into common stock. . . . . . . . . . . . . . . . . . .         (0.6)         -           (6.3)
  Reclassification from debt equivalent. . . . . . . . . . . . . .          2.1          1.3          5.2
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $     17.0   $     16.8   $     16.6
                                                                     ==========   ==========   ==========

Convertible Preferred Stock:
 Balance, beginning of year  . . . . . . . . . . . . . . . . . . .   $      3.8   $      3.9   $      4.5
  Exercise of stock options  . . . . . . . . . . . . . . . . . . .           .1           .2          -
  Converted into common stock  . . . . . . . . . . . . . . . . . .         (3.2)         (.3)         (.6)
  Redemption of convertible preferred stock. . . . . . . . . . . .          -            -            -
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $       .6   $      3.8   $      3.9
                                                                     ==========   ==========   ==========

Cumulative Preferred Stock:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $     54.8   $     57.5   $     57.5
  Stock acquired during the year . . . . . . . . . . . . . . . . .         -            (2.6)         -
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $     54.8   $     54.8   $     57.5
                                                                     ==========   ==========   ==========

Common Stock:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $     57.6   $     57.5   $     56.3
  Dividend reinvestment plan . . . . . . . . . . . . . . . . . . .          -            -            -
  Exercise of stock options. . . . . . . . . . . . . . . . . . . .           .1          -             .3
  Acquisition of subsidiary. . . . . . . . . . . . . . . . . . . .           .5          -            -
  Conversion of convertible preferred stock. . . . . . . . . . . .           .4          -             .8
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $     58.8   $     57.6   $     57.5
                                                                     ==========   ==========   ==========

Additional Paid-in Capital:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $    456.9   $    455.2   $    444.6
  Dividend reinvestment plan . . . . . . . . . . . . . . . . . . .           .4           .4           .4
  Exercise of stock options. . . . . . . . . . . . . . . . . . . .          2.4           .8          3.8
  Acquisition of subsidiary. . . . . . . . . . . . . . . . . . . .           .1          -            -
  Conversion of convertible preferred stock. . . . . . . . . . . .          3.5           .3          6.2
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $    463.4   $    456.9   $    455.2
                                                                     ==========   ==========   ==========

Net Unrealized Appreciation (Depreciation) of Securities:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $    (10.4)  $     25.2   $      8.9
  Change for the year, net of deferred tax if any. . . . . . . . .         80.7        (35.7)        16.3
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $     70.3   $    (10.4)  $     25.2
                                                                     ==========   ==========   ==========

Retained Earnings:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $    865.0   $    750.2   $    606.3
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        212.7        151.0        175.1
  Dividends on common stock. . . . . . . . . . . . . . . . . . . .        (26.7)       (24.5)       (21.6)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . .         (6.7)        (7.0)        (7.2)
  Acquisition of subsidiary  . . . . . . . . . . . . . . . . . . .         10.6          -            -
  Currency translation adjustments . . . . . . . . . . . . . . . .          3.3         (4.6)        (2.2)
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $  1,058.3   $    865.0   $    750.2
                                                                     ==========   ==========   ==========

Treasury Stock:
 Balance, beginning of year. . . . . . . . . . . . . . . . . . . .   $    (39.8)  $    (31.3)  $    (31.3)
  Acquired during the year . . . . . . . . . . . . . . . . . . . .         (0.9)        (8.5)         -
  Acquisition of subsidiary. . . . . . . . . . . . . . . . . . . .          2.3          -            -
                                                                     ----------   ----------   ----------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . . .   $    (38.4)  $    (39.8)  $    (31.3)
                                                                     ==========   ==========   ==========


See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
-----------------------------------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                        1995         1994         1993
                                                                     ----------   ----------   ----------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    212.7   $    151.0   $    175.1
 Change in non-cash items:
  Deferred policy acquisition costs . . . . . . . . . . . . . . . .        (6.8)        (5.7)       (16.5)
  Premiums and other receivables  . . . . . . . . . . . . . . . . .       (29.8)        (7.8)       (58.1)
  Unpaid claims and related items . . . . . . . . . . . . . . . . .       104.2        107.5        154.0
  Future policy benefits and policyholders' funds . . . . . . . . .        15.3        (18.6)        47.5
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        56.3          9.2          (.7)
  Reinsurance balances and funds. . . . . . . . . . . . . . . . . .        24.8         11.1         75.9
  Accounts payable, accrued expenses and other. . . . . . . . . . .        18.9         13.7         16.7
                                                                     ----------   ----------   ----------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       395.6        260.4        394.0
                                                                     ----------   ----------   ----------

Cash flows from investing activities:
 Sales of fixed maturity securities:
  Held to maturity:
   Maturities and early calls . . . . . . . . . . . . . . . . . . .       123.8        159.3        366.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -           23.4        133.6
  Available for sale:
   Maturities and early calls . . . . . . . . . . . . . . . . . . .        72.5         31.9         24.4
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139.0         86.3        151.0
 Sales of equity securities . . . . . . . . . . . . . . . . . . . .       201.9         30.2         69.3
 Sales of other investments . . . . . . . . . . . . . . . . . . . .         4.1          4.7          6.3
 Sales of fixed assets for company use. . . . . . . . . . . . . . .         6.8          3.7          2.0
 Purchases of fixed maturity securities:
  Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . .      (236.9)      (411.2)      (828.3)
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . .      (515.8)      (152.3)      (140.1)
 Purchases of equity securities . . . . . . . . . . . . . . . . . .       (42.6)      (100.8)      (133.7)
 Purchases of other investments . . . . . . . . . . . . . . . . . .        (3.8)       (12.2)        (6.0)
 Purchases of fixed assets for company use. . . . . . . . . . . . .        (7.1)       (11.4)       (12.1)
 Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.6          1.2         (1.7)
                                                                     ----------   ----------   ----------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (254.3)      (347.0)      (369.1)
                                                                     -----------  -----------  ----------

Cash flows from financing activities:
 Increase in term loans . . . . . . . . . . . . . . . . . . . . . .        12.7         34.0         17.4
 Issuance of preferred and common stock . . . . . . . . . . . . . .        14.5          1.6          4.7
 Issuance of treasury stock . . . . . . . . . . . . . . . . . . . .         2.3          -            -
 Repayments of term loans . . . . . . . . . . . . . . . . . . . . .        (4.9)         (.5)        (6.9)
 Dividends on common shares . . . . . . . . . . . . . . . . . . . .       (26.7)       (24.5)       (21.6)
 Dividends on preferred shares. . . . . . . . . . . . . . . . . . .        (7.9)        (8.2)        (8.3)
 Purchases of treasury stock  . . . . . . . . . . . . . . . . . . .         (.9)        (8.5)         -
 Purchases of cumulative preferred stock. . . . . . . . . . . . . .         -           (2.6)         -
 Redemption of cumulative preferred stock . . . . . . . . . . . . .         -            -            -
 Other-net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1.4)          .4          7.5
                                                                     ----------   ----------   ----------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12.3)        (8.4)        (7.3)
                                                                     ==========   ==========   ==========

Increase (decrease) in cash and short-term
 investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       128.8        (95.0)        17.5
  Cash and short-term investments, beginning of year. . . . . . . .       203.3        298.3        280.7
                                                                     ----------   ----------   ----------
  Cash and short-term investments, end of year  . . . . . . . . . .  $    332.1   $    203.3   $    298.3
                                                                     ==========   ==========   ==========

See accompanying Notes to Consolidated Financial Statements.


Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)
-------------------------------------------------------------------------------

     Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property & liability), mortgage guaranty, title, and life (life & disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General, Mortgage Guaranty, Title, and Life Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. See Note 7 for a discussion of the Company's business segments.

Note 1-Summary of Significant Accounting Policies-The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Consolidation Practices-The consolidated financial statements include the accounts of the Corporation and those of its major insurance underwriting and service subsidiaries. Non-consolidated insurance marketing and service sub-

sidiaries are insignificant and are reflected on the equity basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Accounting Principles-The Corporation's insurance underwriting subsidiaries maintain their records in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In consolidating such subsidiaries, adjustments have been made to conform their accounts with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities),
(2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 1995, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     In November 1995, the Company reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) in November 1995. As a result, the Company reclassified from "held to maturity" to "available for sale", certain fixed maturity securities with an amortized cost of $1,365.7, fair value of $1,394.2 and an unrealized gain of $28.4. The unrealized gain, net of deferred income taxes of $9.9, has been credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995.

      Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. The aggregate fair value of fixed maturity securities - "held to maturity" at December 31, 1995 was above their carrying values.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                          Gross        Gross      Estimated
                                           Amortized    Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses       Value
                                           ----------   ----------   ----------   ----------
Fixed Maturity Securities:
 December 31, 1995:
  Held to maturity:
   Utilities. . . . . . . . . . . . . . .  $    995.4   $     30.7   $      2.5   $  1,023.7
   Tax-exempt . . . . . . . . . . . . . .       717.8         18.1          1.6        734.4
   Redeemable preferred stocks  . . . . .          .7          -            -             .7
                                           ----------   ----------   ----------   ----------
                                           $  1,714.1   $     48.9   $      4.1   $  1,759.0
                                           ==========   ==========   ==========   ==========

  Available for sale:
   U.S. & Canadian Governments  . . . . .  $    776.7   $     36.0   $       .4   $    812.4
   Corporate  . . . . . . . . . . . . . .     1,292.1         44.7          3.3      1,333.6
                                           ----------   ----------   ----------   ----------
                                           $  2,068.9   $     80.8   $      3.7   $  2,146.0
                                           ==========   ==========   ==========   ==========


December 31, 1994:
 Held to maturity:
  Corporate . . . . . . . . . . . . . . .  $  1,350.5   $      1.2   $     68.5   $  1,283.3
  Utilities . . . . . . . . . . . . . . .       925.0           .8         57.8        868.0
  Tax-exempt. . . . . . . . . . . . . . .       450.7          1.4         21.7        430.3
  Redeemable preferred stocks . . . . . .          .8          -            -             .7
                                           ----------   ----------   ----------   ----------
                                           $  2,727.2   $      3.5   $    148.1   $  2,582.6
                                           ==========   ==========   ==========   ==========
 Available for sale:
  U.S. & Canadian Governments . . . . . .  $    646.8   $      1.6   $     28.1   $    620.3
                                           ==========   ==========   ==========   ==========

     The amortized cost and estimated fair value at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              Estimated
                                                                  Amortized     Fair
                                                                    Cost        Value
                                                                  ---------   ---------
Fixed Maturity Securities:
 Held to Maturity:
   Due in one year or less . . . . . . . . . . . . . . . . .      $    77.6   $    78.2
   Due after one year through five years . . . . . . . . . .          712.4       725.3
   Due after five years through ten years. . . . . . . . . .          903.6       933.4
   Due after ten years . . . . . . . . . . . . . . . . . . .           20.4        21.9
                                                                  ---------   ---------
                                                                  $ 1,714.1   $ 1,759.0
                                                                  =========   =========
 Available for Sale:
   Due in one year or less . . . . . . . . . . . . . . . . .      $   212.2   $   214.7
   Due after one year through five years . . . . . . . . . .          919.7       942.7
   Due after five years through ten years. . . . . . . . . .          893.0       937.1
   Due after ten years . . . . . . . . . . . . . . . . . . .           44.0        51.3
                                                                  ---------   ---------
                                                                  $ 2,068.9   $ 2,146.0
                                                                  =========   =========

A summary of the Company's equity securities follows:

                                                        Gross       Gross    Estimated
                                                      Unrealized Unrealized    Fair
                                              Cost      Gains      Losses     Value
                                            --------   --------   --------   --------
Equity Securities:
 December 31, 1995:
  Common stocks . . . . . . . . . . . . .   $   91.3   $   33.6   $    3.2   $  121.7
  Non redeemable preferred stocks . . . .        4.4        -          -          4.4
                                            --------   --------   --------   --------
                                            $   95.7   $   33.6   $    3.2   $  126.1
                                            ========   ========   ========   ========

 December 31, 1994:
  Common stocks . . . . . . . . . . . . .   $  250.0   $   20.9   $   11.7   $  259.2
  Non redeemable preferred stocks . . . .        4.6        -           .1        4.5
                                            --------   --------   --------   --------
                                            $  254.7   $   20.9   $   11.8   $  263.8
                                            ========   ========   ========   ========

     Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly in a separate account of shareholders' equity.

     At December 31, 1995, the Corporation and its subsidiaries had non-income producing investments aggregating $0.1.

     The following table reflects the composition of net investment income and net realized and unrealized investment gains or losses for each of the years shown:

                                                        Years Ended December 31,
                                                  ------------------------------------
                                                     1995         1994         1993
                                                  ----------   ----------   ----------
Investment income from:
Fixed maturity securities . . . . . . . . . . .   $    230.4   $    208.2   $    205.2
Equity securities . . . . . . . . . . . . . . .          6.3          7.5          5.0
Short-term investments. . . . . . . . . . . . .         13.6          9.7          8.7
Other sources . . . . . . . . . . . . . . . . .          8.4          7.9          7.0
                                                  ----------   ----------   ----------
Gross investment income . . . . . . . . . . . .        258.7        233.6        226.0
Investment expenses (1) . . . . . . . . . . . .          6.8          6.0          5.2
                                                  ----------   ----------   ----------
Net investment income . . . . . . . . . . . . .   $    251.9   $    227.5   $    220.7
                                                  ==========   ==========   ==========

Realized gains (losses) on:
 Fixed maturity securities:
 Held to maturity . . . . . . . . . . . . . . .   $       .1   $      1.1   $     11.3
                                                  ----------   ----------   ----------
 Available for sale:
  Gains . . . . . . . . . . . . . . . . . . . .          4.9          2.0         19.5
  Losses  . . . . . . . . . . . . . . . . . . .         (1.7)         (.3)        (4.1)
                                                  ----------   ----------   ----------
   Net  . . . . . . . . . . . . . . . . . . . .          3.2          1.7         15.4
                                                  ----------   ----------   ----------
  Total . . . . . . . . . . . . . . . . . . . .          3.3          2.8         26.7
                                                  ----------   ----------   ----------
 Equity securities  . . . . . . . . . . . . . .         47.2          5.3         13.6
 Other assets . . . . . . . . . . . . . . . . .          (.8)         (.5)         (.1)
                                                  ----------   ----------   ----------
  Total . . . . . . . . . . . . . . . . . . . .         49.7          7.7         40.2
 Income taxes . . . . . . . . . . . . . . . . .         17.5          2.7         14.4
                                                  ----------   ----------   ----------
   Net realized gains . . . . . . . . . . . . .   $     32.2   $      5.0   $     25.7
                                                  ==========   ==========   ==========

Unrealized investment gains (losses) on:
Fixed maturity securities:
Held to maturity (2)  . . . . . . . . . . . . .   $    189.0   $   (234.0)  $     37.8
                                                  ==========   ==========   ==========

Available for sale  . . . . . . . . . . . . . .   $    101.9   $    (50.8)  $     25.2
Less:  Deferred income taxes. . . . . . . . . .         35.3        (17.4)         8.7
                                                  ----------   ----------   ----------
Net unrealized gains (losses) . . . . . . . . .   $     66.5   $    (33.3)  $     16.4
                                                  ==========   ==========   ==========

Equity securities-available for sale. . . . . .   $     21.6   $     (3.2)  $      (.7)
Less: Deferred income taxes (credits) . . . . .          7.4          (.8)         (.6)
                                                  ----------   ----------   ----------
Net unrealized gains (losses) . . . . . . . . .   $     14.2   $     (2.3)  $      (.1)
                                                  ==========   ==========   ==========
___________
(1) Investment expenses consist of personnel costs and investment custody service fees.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.


(d) Revenue Recognition-Pursuant to generally accepted accounting principles applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

     General insurance (property and liability) and level-term credit life insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Title insurance premiums are recognized as income upon the substantial completion of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time of closing of the related escrow. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods.Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Ordinary life and annuity premiums are recognized as revenue when due. Decreasing term credit life and credit disabili-

ty/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

(e) Deferred Policy Acquisition Costs-The Corporation's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or,alternatively, over the periods during which premiums will be paid or underwriting and claim services performed. The following table summarizes deferred policy acquisition costs and related data for the years shown:


                                                             Years Ended December 31,
                                                      ------------------------------------
                                                         1995         1994         1993
                                                      ----------   ----------   ----------
Deferred, beginning of year . . . . . . . . . . . .   $    101.3   $     95.5   $     78.9
                                                      ----------   ----------   ---------
Acquisition costs deferred:
 Commissions - net of reinsurance . . . . . . . . .         96.8        110.5        117.1
 Premium taxes  . . . . . . . . . . . . . . . . . .         33.8         33.8         22.2
 Salaries and other marketing expenses. . . . . . .         52.4         52.2         46.9
                                                      ----------   ----------   ----------
   Sub-total  . . . . . . . . . . . . . . . . . . .        183.1        196.8        186.2
Amortization charged to income  . . . . . . . . . .       (176.6)      (191.0)      (169.6)
                                                      ----------   ----------   ----------
   Change for the year  . . . . . . . . . . . . . .          6.5          5.6         16.6
                                                      ----------   ----------   ----------
Deferred, end of year . . . . . . . . . . . . . . .   $    107.8   $    101.3   $     95.5
                                                      ==========   ==========   ==========


(f) Future Policy Benefits/Unearned Premiums-General insurance and level term credit life insurance policy liabilities represent unearned premium reserves developed by application of monthly pro-rata factors to premiums in force. Disability/accident & health and decreasing term credit life insurance policy liabilities are calculated primarily on a sum-of-the-years-digits method. Mortgage guaranty unearned premium reserves are calculated primarily on a pro-rata basis. Ordinary life policy liabilities are determined on a level premium method and take into account mortality and withdrawal rates based principally on anticipated company experience; assumed interest rates range from 3.0% to 6.0%. With respect to annuity policies, the liabilities represent the surrender value of such policies during deferral periods, without adjustment for surrender charges; such values are deemed appropriate to provide for ultimate benefit reserves in the event policyholders exercise an annuity benefit option at a later date.

     At December 31, 1995 and 1994, the Life Insurance Group had $4,237.0 and $4,423.4, respectively, of net life insurance in force. Future policy liabilities and unearned premiums, consisted of the following:


                                                      December 31,
                                                -----------------------
                                                   1995         1994
                                                ----------   ----------
General Insurance Group . . . . . . . . . . .   $    333.0   $    323.8
Mortgage Guaranty Group . . . . . . . . . . .         73.6         81.6
Life Insurance Group:
  Life insurance  . . . . . . . . . . . . . .         62.1         58.0
  Annuities . . . . . . . . . . . . . . . . .         83.1         91.3
  Disability/accident & health. . . . . . . .         40.7         35.6
                                                ----------   ----------
  Sub-total . . . . . . . . . . . . . . . . .        186.0        184.9
                                                ----------   ----------
Consolidated  . . . . . . . . . . . . . . . .   $    592.7   $    590.4
                                                ==========   ==========

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

      The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:


                                                   Years Ended December 31,
                                                   ------------------------
                                                      1995          1994
                                                   ----------    ----------
Net Insurance in Force:
  Bonds. . . . . . . . . . . . . . . . . . . . .   $  2,352.2    $  2,342.8
  Variable interest rate . . . . . . . . . . . .           .8           1.0
  Residual value . . . . . . . . . . . . . . . .           .8            .8

Net Unearned Premiums:
  Bonds  . . . . . . . . . . . . . . . . . . . .         14.5          14.8
  Variable interest rate . . . . . . . . . . . .           .8           1.0
  Residual value . . . . . . . . . . . . . . . .   $      -      $      -
                                                   ==========    ==========

    With respect to mortgage guaranty insurance (net insurance in force of $38,862.7 and $30,405.3, at December 31, 1995 and 1994, respectively) the
Company's reserving policies are set forth below in Note 1(g).

(g) Losses, Claims and Settlement Expenses-Reserves are estimates that provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Long-term disability-type workers' compen-

sation reserves, however, are discounted to present value based on interest rates ranging from 3.5% to 4%.

     The establishment of claim reserves is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.

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

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                        1995         1994         1993
                                                                     ----------   ----------   ----------
Amount of reserves for unpaid claims and claim adjustment
 expenses at the beginning of each year, net of reinsurance
 losses recoverable. . . . . . . . . . . . . . . . . . . . . . . .   $  2,096.5   $  1,989.8   $  1,836.4
                                                                     ----------   ----------   ----------
Incurred claims and claim adjustment expenses:
 Provisions for insured events of the current year . . . . . . . .        864.6        857.3        871.9
 Change in provision for insured events of prior years . . . . . .       (118.9)      (100.4)       (54.5)
                                                                     ----------   ----------   ----------
     Total incurred claims and claim adjustment expenses . . . . .        745.6        756.8        817.4
                                                                     ----------   ----------   ----------
Payments:
Claims and claim adjustment expenses attributable to insured
 events of the current year  . . . . . . . . . . . . . . . . . . .        251.7        279.9        295.4
Claims and claim adjustment expenses attributable to insured
 events of prior years . . . . . . . . . . . . . . . . . . . . . .        390.5        370.1        368.6
                                                                     ----------   ----------   ----------
     Total payments  . . . . . . . . . . . . . . . . . . . . . . .        642.3        650.1        663.9
                                                                     -----------  ----------   ----------
Amount of reserves for unpaid claims and claim adjustment
 expenses at the end of each year, net of reinsurance
 losses recoverable  . . . . . . . . . . . . . . . . . . . . . . .      2,200.2      2,096.5      1,989.8
Reinsurance losses recoverable . . . . . . . . . . . . . . . . . .      1,319.6      1,418.1      1,415.7
                                                                     ----------   ----------   ----------
Amount of reserves for unpaid claims and claim adjustment
 expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,519.8   $  3,514.7   $  3,405.6
                                                                     ==========   ==========   ==========

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders dividends, all of which tend to be affected by development of claims in future years, may offset in whole or in part developed claim redundancies or deficiencies for certain coverages such as workers compensation.

     The data in the table above, incorporates the Corporation's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, and during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to cover normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1995, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with these A&E exposures amounted to approximately $87.4 million gross, and $60.1 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 10.7 years (gross) and 12.7 years (net) of average annual claims payments.





   Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such issues as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting environmental claims. As of December 31, 1995, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is extremely difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

(h) Income Taxes-The Corporation and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently.
Deferred income taxes included in the accompanying consolidated financial statements pursuant to generally accepted accounting principles will not necessarily become payable/recoverable in the future. Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 109 "Accounting for Income Taxes" that required a change to the asset and liability method of calculating deferred income taxes. The cumulative effect of this change resulted in an increase in net income of $13.3, or $.23 per share ($.22 fully diluted) in 1993. This method calls for the establishment of a deferred tax, calculated at currently effective tax rates, for the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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

                                                                  Years Ended December 31,
                                                               ------------------------------
                                                                 1995       1994       1993
                                                               --------   --------   --------
Statutory tax rate  . . . . . . . . . . . . . . . . . . . .       35.0%      35.0%      35.0%
Tax rate increases (decreases):
Tax-exempt interest . . . . . . . . . . . . . . . . . . . .       (2.5)      (2.4)      (1.4)
Dividends received exclusion. . . . . . . . . . . . . . . .        (.4)       (.9)       (.7)
Change in tax rate on beginning temporary differences . . .         -          -        (1.2)
Other items - net . . . . . . . . . . . . . . . . . . . . .         .6         .8         .4
                                                               --------   --------   --------
Effective tax rate  . . . . . . . . . . . . . . . . . . . .       32.7%      32.5%      32.0%
                                                               ========   ========   ========


     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:


                                                                           December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Deferred Tax Assets:
Future policy benefits. . . . . . . . . . . . . . . . . . . .   $    2.2     $    3.1     $    1.7
Losses, claims, and settlement expenses . . . . . . . . . . .      179.8        179.8        182.2
Unearned premium reserves . . . . . . . . . . . . . . . . . .       (3.0)         1.0          6.2
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8.8          8.7          8.7
                                                                --------     --------     --------
Total gross deferred tax assets . . . . . . . . . . . . . . .      187.9        192.7        199.0
Less-valuation allowance. . . . . . . . . . . . . . . . . . .        2.5          1.4          3.9
                                                                --------     --------     --------
Net deferred tax assets . . . . . . . . . . . . . . . . . . .      185.4        191.3        195.0
                                                                --------     --------     --------
Deferred Tax Liabilities:
Deferred policy acquisition costs . . . . . . . . . . . . . .       36.7         35.5         34.2
Mortgage guaranty insurers' contingency reserves. . . . . . .       97.2         67.2         43.2
Fixed maturity securities adjusted to cost. . . . . . . . . .        4.4          3.6          4.8
Unrealized investment gains (losses)  . . . . . . . . . . . .       37.1         (5.5)        10.2
Title plants and records  . . . . . . . . . . . . . . . . . .        3.5          3.4          3.4
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16.5         14.5         15.7
                                                                --------     --------     --------
Total deferred tax liabilities  . . . . . . . . . . . . . . .   $  195.6     $  118.8     $  111.9
                                                                --------     --------     --------
Net deferred tax asset (liability). . . . . . . . . . . . . .   $  (10.2)    $   72.4     $   83.2
                                                                ========     ========     ========


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

     Life Insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $20.4 at December 31, 1995) credited to the former memorandum "policyholders' surplus account" will not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

     As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1982 to 1993. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts.The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations. During 1995 and 1994, certain of the proposed adjustments were finally settled for immaterial amounts.

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


(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.2 in 1995, $3.1 in 1994 and $3.2 in 1993.

(l) Employee Benefit Plans- The Corporation has several pension plans covering a portion of its work force. The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

     The components of annual net periodic pension cost (credit) for the plans consisted of the following:



                                                         Years Ended December 31,
                                                      ------------------------------
                                                        1995       1994       1993
                                                      --------   --------   --------
Service cost. . . . . . . . . . . . . . . . . . . .   $    3.2   $    3.4   $    3.0
Interest cost . . . . . . . . . . . . . . . . . . .        7.6        7.1        6.7
Return on assets. . . . . . . . . . . . . . . . . .      (15.5)      (5.2)      (8.0)
Net amortization and deferral . . . . . . . . . . .        5.6       (4.9)      (1.7)
                                                      --------   --------   --------
Net cost (credit) . . . . . . . . . . . . . . . . .   $    1.0   $     .3   $    -
                                                      ========   ========   ========

     The reconciliation of the funded status of the plans is as follows:

                                                                     December 31,
                                                                 -------------------
                                                                   1995       1994
                                                                 --------   --------
Actuarial present value of benefit obligations:
  Vested benefit obligations . . . . . . . . . . . . . . . . .   $   87.7   $   83.4
Nonvested benefit obligations  . . . . . . . . . . . . . . . .        2.4        2.1
                                                                 --------   --------
Accumulated benefit obligations. . . . . . . . . . . . . . . .       90.2       85.5
Excess of projected benefit obligations over
accumulated benefit obligations  . . . . . . . . . . . . . . .       15.5       15.0
                                                                 --------   --------
Projected benefit obligations  . . . . . . . . . . . . . . . .      105.7      100.5
Plans' assets at fair market value . . . . . . . . . . . . . .      112.6      106.7
                                                                 --------   --------
Plan assets in excess of projected benefit obligations . . . .        6.9        6.2
Unrecognized net loss  . . . . . . . . . . . . . . . . . . . .        3.3        5.5
Prior service cost not yet recognized in net periodic pension cost     .5         .6
Remaining unrecognized transition net assets from
December 31, 1985  . . . . . . . . . . . . . . . . . . . . . .       (4.2)      (5.8)
                                                                 --------   --------
Unfunded accrued pension asset recognized in the consolidated
balance sheet  . . . . . . . . . . . . . . . . . . . . . . . .   $    6.5   $    6.5
                                                                 ========   ========

     The projected benefit obligations for the plans were determined using the following assumptions at the dates shown:


                                                                       December 31,
                                                                 -----------------------
                                                                    1995         1994
                                                                 ----------   ----------
Settlement discount rates. . . . . . . . . . . . . . . . . . .   7.4 - 8.0%   7.0 - 8.5%
Rates of compensation increase . . . . . . . . . . . . . . . .   4.0 - 6.0%   4.0 - 5.5%
Long-term rates of return on assets. . . . . . . . . . . . . .   8.0 - 8.5%   7.5 - 8.5%


     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                       Years Ended December 31,
                                                    ------------------------------
                                                      1995       1994       1993
                                                    --------   --------   --------
Employees Savings and Stock Ownership Plan. . . . . $    1.2   $    5.2   $    1.8
Other profit sharing  . . . . . . . . . . . . . . .      3.4        3.2        3.0
Deferred and incentive compensation . . . . . . . . $    5.2   $    8.2   $   12.9
                                                    ========   ========   ========

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

     The Company sponsors a leveraged Employee Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 1995, there were 22,256,680 Series "D" Redeemable Convertible Preferred Shares and 447,248 Common Shares owned by the ESSOP of which 4,929,467 Series "D" Redeemable Convertible Preferred Shares and 23,050 Common Shares were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 3).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($299.5 and $198.7 at December 31, 1995 and 1994, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-Consolidated primary earnings per share are based upon the weighted average number of shares outstanding during each year, retroactively adjusted for all stock dividends and splits declared through December 31, 1995. Dividend requirements of $4.9 in 1995, $5.1 in 1994 and $5.2 in 1993 on preferred stock have been considered in per share calculations.
The average number of common shares used in 1995, 1994 and 1993 earnings per share calculations reflect the pro forma inclusion of 5,165,377, 5,323,170 and 5,476,047 incremental common shares, respectively, which would be issued upon conversion and/or exercise of dilutive convertible preferred and stock option shares. Fully diluted earnings per share are similarly calculated with the inclusion of substantially all convertible securities and stock options includable for each year; no such data is shown when the calculations are anti-dilutive.

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.



Supplemental cash flow information:                     Years Ended December 31,
                                                     ------------------------------
                                                       1995       1994       1993
                                                     --------   --------   --------
Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . .       $   23.1   $   19.9   $   20.0
     Income taxes. . . . . . . . . . . . . . .           47.4       61.5       54.1
                                                     --------   --------   --------
                                                     $   70.5   $   81.4   $   74.1
                                                     ========   ========   ========

(p) Concentration of Credit Risk-Excluding U.S. government fixed maturity securities, the Company is not exposed to any significant credit concentration risk.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2-Investments -Bonds and other investments carried at $163.1 as of December 31, 1995 were on deposit with governmental authorities by the Corporation's insurance subsidiaries to comply with insurance laws.

Note 3-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:


                                                                      December 31,
                                                       ----------------------------------------
                                                              1995                  1994
                                                       ------------------    ------------------
                                                       Carrying    Fair      Carrying    Fair
                                                        Amount    Value       Amount    Value
                                                       --------  --------    --------  --------
Commercial paper due within 180 days with an
 average yield of 5.81% and 6.29%. . . . . . . . . .   $   92.1  $   92.1    $   83.2  $   83.2
Convertible subordinated debentures maturing in
 2002 at 5.75% (b)(c). . . . . . . . . . . . . . . .      110.0     148.5       110.0     106.7
Debentures maturing in 2015 at 11.5% . . . . . . . .       29.6      31.8        29.5      32.0
Debentures maturing in 2018 at 10.0%(c). . . . . . .       74.0      79.5        74.0      78.9
Other miscellaneous debt . . . . . . . . . . . . . .        2.9       2.9         4.0       4.0
                                                       --------  --------    --------  --------
Total debt . . . . . . . . . . . . . . . . . . . . .      308.8     354.8       300.9     304.9
Redeemable convertible preferred stock classified
 as a debt equivalent (See (a) below). . . . . . . .       11.7      11.7        13.8      13.8
                                                       --------  --------    --------  --------
Total debt and debt equivalents. . . . . . . . . . .   $  320.5  $  366.5    $  314.7  $  318.7
                                                       ========  ========    ========  ========


   The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

    Scheduled maturities of the above debt (including redeemable preferred stock classified as a debt equivalent see (a)below) at December 31, 1995 are as follows: 1996: $97.5; 1997: $4.3; 1998: $2.5; 1999: $6.9; 2000: $6.8; 2001 and
after $202.3.  During 1995, 1994 and 1993, $23.0, $19.8 and $20.0, respectively, of interest expense on debt was charged to consolidated operations.

__________
(a) The Company has guaranteed bank loans (balance at December 31, 1995 was $11.7) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP").The loans have been used to fund the purchase of Series "B" and Series "D" Redeemable Convertible Preferred Stock from the Company by the trust for the original amount of the loans. The Trust's loan principal repayments (currently scheduled at $2.8 in 1996, $2.7 in 1997, $1.0 in 1998, $2.6 in 1999 and $2.5 in 2000) are expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest rate on the Trust's loans of $11.7 is payable quarterly and at rates ranging from 75% to 84% of the prime rate. See Notes 4a and 4b.
(b) Each one thousand dollar convertible debenture maturing in 2002, may be converted at any time into 39.024 common shares. See note (c) below.
(c) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 and its 5.75% convertible subordinated debentures of 2002; redemption of the former will be effected with available funds, while the latter are expected to be converted into approximately 4.3 million Old Republic common shares.

Note 4-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1995.

(a) Preferred Stock-The following table shows certain information pertaining to each of the Corporation's series of preferred shares issued and outstanding:


                                           Redeemable convertible           Convertible        Cumulative
                                           -----------------------    -----------------------  ----------
Preferred Stock Series:                       "B"         "D"(3)         "E"         "G"(1)       "H"
                                           ----------   ----------    ----------   ----------  ----------
Annual cumulative dividend rate
  per share. . . . . . . . . . . . . .     $     .148   $     .130    $     1.00   $      (1)      8 3/4%
Conversion ratio of preferred into
common shares(2) . . . . . . . . . . .        5 for 1      5 for 1    1 for 3.52    1 for .95           -
Conversion right begins. . . . . . . .           1994      Anytime       Anytime      Anytime           -
Redemption and liquidation
  value per share. . . . . . . . . . .     $        -   $     1.30    $        -           (1)      $25.00
Redemption beginning in year . . . . .           1994         1987          1995           (1)         (4)
Total redemption value (millions). . .     $        -   $    29.73    $        -           (1)       54.80
Vote per share . . . . . . . . . . . .            one          one           one           one           -
Shares outstanding:
December 31, 1994. . . . . . . . . . .        386,075   22,874,402       107,278        72,852   2,192,100
December 31, 1995. . . . . . . . . . .              -   22,874,402             -        86,210   2,192,100
                                           ==========   ==========    ==========   ===========  ==========

__________
(1) The Corporation has authorized up to 1,000,000 shares of Series G Convertible
    Preferred Stock ("Series G") for issuance pursuant to the Corporation's Stock
    Option Plan.  Series G has been issued under two different designations; the most recent designation being Series G-2 (except as otherwise stated, Series
    "G" and Series "G-2" are collectively referred to as Series "G").  Each share of Series G pays a floating rate dividend based on the prime rate of interest.
    At December 31, 1995, the annual dividend rate for Series G and Series G-2 was
    $.71 per share and $1.96 per share, respectively.  Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of
    Common Stock (See 4(d)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.
(2) In the event of a merger in which the Corporation is not the survivor, each series of Preferred Stock must be redeemed at the above redemption value per share.  In the event of certain defined Business Combinations or the acquisition of 20% or more of a class of the Corporation's voting securities in certain circumstances, the Series D preferred stock is convertible into common shares at a ratio ranging from 5 for 1 to 2.5 for 1 unless previously converted.
(3) Series "D" redeemable convertible preferred stock, substantially all of which is held by the Corporation's employee benefit plans, is adjustable proportionately as to redemption value, dividend rate, and number of shares to reflect any stock dividends or splits declared on the Corporation's common stock, and has a preference as to dividend payments and upon liquidation of the Corporation.
(4) On or after December 13, 1996 redeemable at the option of the Corporation, in whole or in part, at a redemption price of $25.00 per share.


(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1995 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 1996 without the prior approval of appropriate regulatory authorities is approximately $209.5. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth, and support its obligations to policyholders.

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

(d) Stock Option Plans-The Corporation has had non-qualified, stock option plans (the 1979, 1985 and 1992 plans) for its key employees and those of its eligible subsidiaries since 1979. The plans provide for the issuance of options for up to 5% of the Old Republic common stock issued and outstanding at any one time. The term of each option is generally 10 years from the date of grant. Under ordinary circumstances, options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant and cumulatively to the extent of an additional 10% on and after each of the first through ninth anniversaries of the date of grant. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. Amendments to the plans also enable optionees to, alternatively, exercise their options into Series "G" or Series "G-2" Convertible Preferred Stock. The exercise of options into such Series "G" or Series "G-2" Convertible Preferred stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

    Under the 1985 and 1992 plans, in the event the market price of Old Republic common stock reaches a preestablished value ("vesting acceleration price"), optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year that the optionee has been employed by the Corporation or its subsidiaries.

     Changes in stock options and related information are reflected in the following table (See Note 4(a)(1)).

                                                                         As of and for the Years Ended December 31,
                                                   --------------------------------------------------------------------------
                                                           1992 Plan                    1985 Plan                1979 Plan
                                                   ---------------------------   -------------------------  -----------------
                                                      1995      1994     1993      1995     1994     1993      1994     1993
                                                   ---------  -------  -------   -------  -------  -------   -------  -------
Options outstanding . . . . . . . . . . . . . . .  1,213,460  626,925  633,575   591,145  718,710  774,506        -    16,610
Price range:
  High. . . . . . . . . . . . . . . . . . . . . .  $   26.63  $ 26.13  $ 26.13   $ 12.62  $ 12.62  $ 12.62   $    -   $  5.14
  Low . . . . . . . . . . . . . . . . . . . . . .  $   20.50  $ 20.50  $ 20.50   $  8.74  $  8.74  $  8.74   $    -   $  5.14
Shares exercisable. . . . . . . . . . . . . . . .    243,662  127,805   65,858   502,696  628,433  651,644        -    16,610
Options granted . . . . . . . . . . . . . . . . .    624,000        -  610,775         -        -        -        -         -
Price of options granted:
  High. . . . . . . . . . . . . . . . . . . . . .  $   26.63  $     -  $ 26.13   $     -  $     -  $     -   $    -   $     -
  Low . . . . . . . . . . . . . . . . . . . . . .  $   24.38  $     -  $ 25.13   $     -  $     -  $     -   $    -   $     -
Vesting acceleration price:
  High  . . . . . . . . . . . . . . . . . . . . .  $   39.94  $ 39.19  $ 39.19   $ 18.93  $ 18.93  $ 18.93   $  N/A   $   N/A
  Low . . . . . . . . . . . . . . . . . . . . . .  $   30.75  $ 30.75  $ 30.75   $ 13.11  $ 13.11  $ 13.11   $  N/A   $   N/A
Options cancelled or forfeited  . . . . . . . . .     21,010    6,650    2,000         -    5,687      526        -       184
Options exercised . . . . . . . . . . . . . . . .     16,455        -      200   127,565   50,109   76,113   16,610   200,555
Average price of options
exercised . . . . . . . . . . . . . . . . . . . .  $   25.04  $     -  $ 25.13   $ 11.44  $ 11.11  $ 11.42   $ 5.14   $  7.13
                                                   =========  =======  =======   =======  =======  =======   ======   =======

     Option prices represent the per share market price on the date of grant. No charge is made to earnings in connection with the granting or exercise of nonqualified stock options.

     In conjunction with the purchase or merger of various companies, the Corporation has assumed the stock option obligations under various qualified and nonqualified stock option plans previously adopted by such companies.These plans were terminated as of the merger dates, and existing options at that date became exercisable into Old Republic common shares at their original price adjusted for the appropriate exchange ratios pertaining to each merger. At December 31, 1995, there were no more options outstanding and exercisable. Options for 5,576; 18,246; and 24,568 were exercised for a total consideration of approximately $0.1, $0.1 and $0.1 during 1995, 1994 and 1993, respectively.

In October 1995, the Financial Accounting Standards Boards issued FAS No. 123 "Accounting for Stock Based Compensation". This statement provides two alternatives for accounting for stock based compensation (stock option grants). The Company has elected the alternative to continue to report in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and will provide the disclosures as required by FAS No. 123.

(e) Common Stock-There were 250,000,000 shares of common stock authorized at December 31, 1995. At the same date, there were 50,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

     During 1995, the Corporation issued a total of 661,042 common shares valued at $13.7 to effect two small acquisitions which were not material to Old Republic's financial position or operating results.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1995 amounted to $1,151.9 and $70.1, respectively. Cash dividends declared during 1995, 1994 and 1993, to the Corporation by its subsidiaries amounted to $106.8, $55.4 and $53.9, respectively.

(g) Treasury Stock-A total of 5,540,360 common shares issued and outstanding are held by consolidated affiliates. See "Related Party Transactions" herein.

(h) Statutory Data-The shareholders' equity and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                     Shareholders' Equity               Net Income
                                     --------------------     ------------------------------
                                         December 31,             Years Ended December 31,
                                     --------------------     ------------------------------
                                       1995        1994         1995       1994       1993
                                     --------    --------     --------   --------   --------
General Insurance Group. . . . . .   $1,129.1    $1,016.2     $  149.6   $  116.2   $   93.2
Mortgage Guaranty Group. . . . . .      133.8       107.6         95.9       74.7       56.3
Title Insurance Group. . . . . . .      125.6       123.5         15.2        6.0       19.2
Life Insurance Group . . . . . . .   $   81.2    $   82.5     $    6.9   $    6.9   $    3.6
                                     ========    ========     ========   ========   ========

Note 5-Commitments and Contingent Liabilities:
(a) Reinsurance-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium, contingent commission, and profit sharing arrangements for parts of its business in order to minimize losses for which it might become liable under insurance policies underwritten by it. To the extent that any reinsurance companies or retrospectively rated risks or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and agency agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

    Reinsurance protection for General Insurance operations generally limits the net loss on any one risk to the following maximums (in thousands):fire and other physical perils-$300; accident and health-$15; workers' compensation-$1,000; other liability-$750; and loan credit guaranty-$200. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $22. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group (without reinsurance) is $250.

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

     The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1995. For the years 1993 to 1995, reinsurance transactions of the Title Insurance Group have not been material.

                                                                       Years Ended December 31,
                                                                ------------------------------------
                                                                   1995         1994         1993
                                                                ----------   ----------   ----------
General Insurance Group
Written premiums:direct. . . . . . . . . . . . . . . . . .      $  1,118.0   $  1,170.2   $  1,160.7
                 assumed . . . . . . . . . . . . . . . . .            65.2         68.6        111.5
                 ceded . . . . . . . . . . . . . . . . . .      $    307.0   $    387.3   $    396.1
                                                                ==========   ==========   ==========
Earned premiums:direct . . . . . . . . . . . . . . . . . .      $  1,099.7   $  1,174.6   $  1,170.4
                assumed. . . . . . . . . . . . . . . . . .            74.3         78.1        107.6
                ceded. . . . . . . . . . . . . . . . . . .      $    322.8   $    388.6   $    411.4
                                                                ==========   ==========   ==========

Claims ceded . . . . . . . . . . . . . . . . . . . . . . .      $    210.0   $    277.2   $    390.9
                                                                ==========   ==========   ==========


Mortgage Guaranty Group
Written premiums:direct. . . . . . . . . . . . . . . . . .      $    170.3   $    138.4   $    125.7
                 assumed . . . . . . . . . . . . . . . . .             -            -            -
                 ceded . . . . . . . . . . . . . . . . . .      $      2.2   $      3.2   $      4.6
                                                                ==========   ==========   ==========
Earned premiums:direct . . . . . . . . . . . . . . . . . .      $    178.2   $    138.3   $    102.5
                assumed. . . . . . . . . . . . . . . . . .             -            -            -
                ceded. . . . . . . . . . . . . . . . . . .      $      3.0   $      3.8   $      5.7
                                                                ==========   ==========   ==========
Claims ceded . . . . . . . . . . . . . . . . . . . . . . .      $      1.8   $      2.3   $      3.3
                                                                ==========   ==========   ==========

Mortgage guaranty insurance in force as of
December 31:direct . . . . . . . . . . . . . . . . . . . .      $ 39,201.2   $ 31,415.8   $ 25,372.5
            assumed. . . . . . . . . . . . . . . . . . . .             -             .1           .4
            ceded. . . . . . . . . . . . . . . . . . . . .      $    338.5   $  1,010.5   $  1,346.8
                                                                ==========   ==========   ==========

Life Insurance Group
Written premiums:direct. . . . . . . . . . . . . . . . . .      $     88.0   $     80.4   $     64.5
                 assumed . . . . . . . . . . . . . . . . .              .3           .3           .3
                 ceded . . . . . . . . . . . . . . . . . .      $     42.4   $     43.3   $     33.7
                                                                ==========   ==========   ==========
Earned premiums:direct . . . . . . . . . . . . . . . . . .      $     82.5   $     80.6   $     71.0
                assumed. . . . . . . . . . . . . . . . . .              .3           .3           .3
                ceded. . . . . . . . . . . . . . . . . . .      $     40.9   $     41.0   $     38.3
                                                                ==========   ==========   ==========

Life insurance in force as of December 31:direct . . . . .      $  7,747.3   $  8,742.4   $  8,848.7
                                          assumed. . . . .             -            -            -
                                          ceded  . . . . .      $  3,510.2   $  4,318.9   $  4,561.9
                                                                ==========   ==========   ==========

Disability/accident and health insurance premiums
ceded on a quota share basis:
  To affiliated companies  . . . . . . . . . . . . . . . .      $      3.4   $      3.0   $      1.1
  To unaffiliated companies. . . . . . . . . . . . . . . .            24.7         24.5         18.1
                                                                ----------   ----------   ----------
   Total . . . . . . . . . . . . . . . . . . . . . . . . .      $     28.1   $     27.6   $     19.3
                                                                ==========   ==========   ==========

   Percentage of direct and assumed premiums . . . . . . .           43.8%        49.9%        53.7%
                                                                ==========   ==========   ==========

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1995, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $106.5 are summarized as follows: 1996:$26.8; 1997: $20.6; 1998: $14.5; 1999: $9.1; 2000: $5.7; 2001 and after: $29.5.

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

Note 6-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1995 is presented below. In the fourth quarter of 1995, the Company's Mortgage Guaranty Group adopted the accrual method for recording past-due premium revenues and the related premium receivable arising from new monthly premium policies. This new payment mode has emerged as a significant factor for the mortgage guaranty industry since mid-1994. Before adoption of this accrual method, past-due premiums were recognized on receipt of cash. With the adoption this accrual method, a cumulative increase in net premiums written of $9.8 million, net premiums earned of $6.3 million, and post-tax income of $3.9 million or six cents per fully diluted share was reflected in the Company's final quarter and year of 1995.

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



                                                  1st         2nd         3rd         4th
                                                Quarter     Quarter     Quarter     Quarter
                                               ----------  ----------  ----------  ----------
Year Ended December 31, 1995:
Operating Summary:
Net premiums, fees, and other income. . . . .  $    320.9  $    352.3  $    350.7  $    369.9
Net investment income and realized gains. . .        64.8        64.3        82.6        89.6
Total revenues  . . . . . . . . . . . . . . .       385.8       416.9       433.5       459.6
Benefits, claims, and expenses. . . . . . . .       329.0       354.2       342.2       354.3
Net income. . . . . . . . . . . . . . . . . .  $     39.0  $     42.0  $     60.9  $     70.6
                                               ==========  ==========  ==========  ==========
Net income per share:Primary. . . . . . . . .  $      .66  $      .72  $     1.05  $     1.20
                     Fully Diluted. . . . . .  $      .63  $      .68  $      .99  $     1.13
                                               ==========  ==========  ==========  ==========
Average common and equivalent shares outstanding:
  Primary . . . . . . . . . . . . . . . . . .  56,938,962  57,021,249  57,122,458  57,870,868
                                               ==========  ==========  ==========  ==========
  Fully Diluted . . . . . . . . . . . . . . .  61,397,387  61,524,206  61,676,312  62,486,240
                                               ==========  ==========  ==========  ==========

                                                  1st         2nd         3rd         4th
                                                Quarter     Quarter     Quarter     Quarter
                                               ----------  ----------  ----------  ----------
Year Ended December 31, 1994:
Operating Summary:
Net premiums, fees, and other income. . . . .  $    379.5  $    368.9  $    346.1  $    348.6
Net investment income and realized gains. . .        58.3        57.7        57.6        61.2
Total revenues  . . . . . . . . . . . . . . .       438.0       426.9       403.9       410.0
Benefits, claims, and expenses. . . . . . . .       387.7       373.1       347.2       345.0
Net income. . . . . . . . . . . . . . . . . .  $     34.0  $     36.0  $     37.8  $     43.0
                                               ==========  ==========  ==========  ==========
Net income per share:Primary. . . . . . . . .  $      .57  $      .61  $      .64  $      .73
                     Fully Diluted. . . . . .  $      .55  $      .58  $      .61  $      .70
                                               ==========  ==========  ==========  ==========
Average common and equivalent shares outstanding:
  Primary . . . . . . . . . . . . . . . . . .  57,264,289  57,264,182  57,219,840  57,124,416
                                               ==========  ==========  ==========  ==========
  Fully Diluted . . . . . . . . . . . . . . .  61,693,146  61,692,856  61,669,829  61,588,211
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

    In computing the profit or loss before taxes for each segment, the following items have not been added or deducted: general corporate revenues and expenses, parent company interest expense, income taxes, and equity in operating results of, or dividends from, unconsolidated subsidiaries and affiliates. To reconcile the total assets shown for the General, Mortgage Guaranty, Title and Life Groups with total consolidated assets at December 31, 1995 and 1994, adjustments must be made for the parent company assets of $2,056.3 and $1,745.2, and consolidating eliminations of $2,417.5 and $2,143.0, respectively.

     Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.




                                      Net Revenues
---------------------------------------------------------------------------------
                                                   Years Ended December 31,
                                              -----------------------------------
                                                1995         1994         1993
                                             ----------   ----------   ----------
General Insurance Group:
Net premiums earned:
Liability coverages. . . . . . . . . . . .   $    477.9   $    509.8   $    517.5
Property and other coverages . . . . . . .        373.2        354.2        349.0
Net investment (a) and other income. . . .        204.9        187.4        192.0
                                             ----------   ----------   ----------
 Total . . . . . . . . . . . . . . . . . .      1,056.1      1,051.4      1,058.5
                                             ----------   ----------   ----------

Mortgage Guaranty Group:
Net premiums earned. . . . . . . . . . . .        175.2        134.5         96.8
Net investment (a) and other income. . . .         28.6         23.8         21.8
                                             ----------   ----------   ----------
 Total. . . . . . . . . . . . . . . . . .         203.9        158.3        118.6
                                             ----------   ----------   ----------

Title Insurance Group:
Net premiums earned . . . . . . . . . . .         183.3        244.4        249.6
Title, escrow and other fees. . . . . . .         122.2        140.2        199.7
                                             ----------   ----------   ----------
 Sub-total  . . . . . . . . . . . . . . .         305.5        384.7        449.4
Net investment (a) and other income . . .          20.6         20.0         18.5
                                             ----------   ----------   ----------
Total . . . . . . . . . . . . . . . . . .         326.2        404.7        467.9
                                             ==========   ==========   ==========
Life Insurance Group:
Annuities:
Net premiums earned . . . . . . . . . . .           -            -             .1
Net investment income . . . . . . . . . .           6.1          6.4          6.5
                                             ----------   ----------   ----------
 Sub-total  . . . . . . . . . . . . . . .           6.1          6.4          6.6

                                             ----------   ----------   ----------

Credit and other life and disability:
Net premiums earned. . . . . . . . . . . .         41.9         40.0         32.9
Net investment (a) and other income. . . .          9.9          9.2          9.9
                                             ----------   ----------   ----------
 Sub-total . . . . . . . . . . . . . . . .         51.8         49.3         42.9
                                             ----------   ----------   ----------
  Total  . . . . . . . . . . . . . . . . .         58.0         55.7         49.5
                                             ----------   ----------   ----------

Other Operations - Net (b):. . . . . . . .          1.8           .9          1.3
                                             ----------   ----------   ----------
  Consolidated sub-total . . . . . . . . .      1,646.1      1,671.2      1,696.0
Net Realized Gains . . . . . . . . . . . .         49.7          7.7         40.2
                                             ----------   ----------   ----------
  Consolidated . . . . . . . . . . . . . .   $  1,695.9   $  1,679.0   $  1,736.3
                                             ==========   ==========   ==========


                           Income (Loss) Before Taxes (c)
--------------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                     ----------------------------------
                                                        1995        1994        1993
                                                     ----------  ----------  ----------
General Insurance Group:
Underwriting/service income (loss):
Liability coverages. . . . . . . . . . . . . .       $    (58.6) $    (65.0) $    (67.4)
Property and other coverages . . . . . . . . .             38.6        45.4        21.9
Net investment income (a). . . . . . . . . . .            191.1       173.8       170.1
                                                     ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . . . .            171.1       154.2       124.5
                                                     ----------  ----------  ----------

Mortgage Guaranty Group:
Underwriting/service income. . . . . . . . . .             77.6        57.7        43.8
Net investment income (a). . . . . . . . . . .             25.2        20.6        17.5
                                                     ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . . . .            102.8        78.3        61.3
                                                     ----------  ----------  ----------


Title Insurance Group:
Underwriting/service income (loss) . . . . . .            (13.4)      (16.9)       16.2
Net investment income (a). . . . . . . . . . .             18.0        16.7        15.8
                                                     ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . . . .              4.6         (.2)       32.1
                                                     ----------  ----------  ----------


Life Insurance Group:
Annuities  . . . . . . . . . . . . . . . . . .              2.7         2.4         (.2)
Other coverages and net investment income (a).              5.2         3.9         6.7
                                                     ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . . . .              7.9         6.4         6.5
                                                     ==========  ==========  ==========

Other Sources - Net (b): . . . . . . . . . . .            (20.2)      (20.6)      (21.4)
                                                     ----------  ----------  ----------
Consolidated sub-total . . . . . . . . . . . .            266.2       218.1       203.0

Net Realized Gains . . . . . . . . . . . . . .             49.7         7.7        40.2
                                                     ----------  ----------  ----------
Consolidated . . . . . . . . . . . . . . . . .       $    316.0  $    225.8  $    243.3
                                                     ==========  ==========  ==========

__________
In the above tables, net premiums earned on a GAAP basis differ from statutory amounts as a result of differences in the calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c) Before cumulative effect of accounting changes as indicated in notes 1(h) and (l).



                                 Assets At Year End
--------------------------------------------------------------------------------


                                                            December 31,
                                                      -------------------------
                                                         1995          1994
                                                      ----------     ----------
General Insurance Group . . . . . . . . . . . . . .   $  5,356.8     $  5,199.9
Mortgage Guaranty Group . . . . . . . . . . . . . .        634.0          487.8
Title Insurance Group . . . . . . . . . . . . . . .        415.8          402.4
Life Insurance Group. . . . . . . . . . . . . . . .        328.2          322.7
Consolidated  . . . . . . . . . . . . . . . . . . .   $  6,593.5     $  6,262.9
                                                      ==========     ==========

Note 8-Related Party Transactions - At December 31, 1995 and 1994, the Corporation owned 98.85% of the non-voting common shares, and 40% of the voting common and preferred shares of the American Business & Mercantile Insurance Group, Inc., ("AB&M Group" or "Group"), an affiliated insurance holding company engaged in the property and liability reinsurance business.As of the same dates, the American Business & Personal Insurance Mutual, Inc. ("Mutual"), a property
& liability mutual insurer owned by its policyholders, held directly or through a subsidiary .04% of the non-voting common shares and 60% of the Group's voting common and preferred shares. At both dates, 1.11% of the Group's non-voting common shares were held by public shareholders.

     Pursuant to underwriting and investment management agreements, Old Republic receives management fees for administering the affairs of the Group's reinsurance subsidiary and those of the Mutual.Pursuant to reinsurance treaties, the Group and the Mutual are quota share participants in various types of primary or assumed reinsurance contracts produced through Old Republic underwriting facilities. Fees received in the past three years by Old Republic were immaterial. The following table shows reinsurance cessions, retrocessions, and assumptions to or from the Group's reinsurance subsidiary and the Mutual for the last three years.


                                 Ceded to Group         Assumed from Mutual        Ceded to Mutual
                             ----------------------   ----------------------   ----------------------
                              1995    1994    1993     1995    1994    1993     1995    1994    1993
                             ------  ------  ------   ------  ------  ------   ------  ------  ------
Premiums written. . . . . .  $ 12.6  $ 12.5  $ 11.2   $   -   $   -   $   -    $  3.6  $  3.6  $  3.6
Commissions and fees. . . .      .8      .7      .6       -       -       -        -       -       -
Losses and loss expenses. .    14.7    14.8     9.9       .1     (.1)    (.3)     4.1     4.3     3.5
Loss and loss expense
 reserves . . . . . . . . .    54.1    51.1    46.4     18.7    20.2    22.5      7.9     6.9     5.6
Unearned premiums . . . . .  $  1.1  $   .9  $   .7   $   -   $   -   $   -    $   .3  $   .3  $   .2
                             ======  ======  ======   ======  ======  ======   ======  ======  ======


     Certain subsidiaries of the Company have sold various accounts receivable to a finance company subsidiary of the Mutual. Total receivables sold as of December 31, 1995 and 1994 amounted to approximately $6.0 and $6.6,respectively.

     At December 31, 1995 and 1994, the Group held approximately 7.8% and 8.0%, respectively, of Old Republic's issued and outstanding common shares. For financial accounting purposes only, 4,439,267 of such shares have been treated as treasury shares at each respective date in consolidating the Group's accounts with those of the Corporation.

     In the normal course of business, the Company cedes, on the same terms as apply to unrelated reinsurers, certain parts of its outgoing reinsurance to a foreign reinsurer in which it has an equity interest. Total premiums ceded to this reinsurer amounted to approximately $6.0 in 1995, $6.1 in 1994 and $5.6 in 1993. As of December 31, 1995 and 1994, total premium and loss reserve credits taken on account of cumulative cessions aggregated $65.6 and $67.1, respectively, all of which credits were collateralized by cash, investments and funds held amounting to $73.2 and $69.0, respectively.

     At December 31, 1995, the Corporation owned 93% of the voting common stock of Employers General Insurance Group, Inc. ("EGI") an affiliated insurance holding company engaged in the property and liability insurance and reinsurance business, primarily in Texas. At such date, 7% of EGI's voting common stock was held by public shareholders.

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

     EGI commenced operations in May, 1992, its insurance subsidiary received its license in December, 1993. The following table is a summary of intercompany transactions:


                                                        Ceded to EGI
                                               -------------------------------
                                                 1995        1994        1993
                                               -------     -------     -------
Premiums written. . . . . . . . . . . . . . .  $  33.8     $  29.7     $  47.6
Losses and loss expenses. . . . . . . . . . .     26.4        22.6        30.4
Loss and loss expense reserves. . . . . . . .     42.4        33.3        22.9
Unearned premiums . . . . . . . . . . . . . .  $  12.6     $  12.3     $  13.1
                                               =======     =======     =======

    EGI has also entered into an investment counsel agreement with Old Republic, pursuant to which Old Republic provides investment advice, accounting services and assistance to EGI in executing purchases and sales of investments. Fees received by Old Republic were immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------














To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


     We have audited the accompanying consolidated balance sheets of Old Republic International Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, preferred stock and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Republic International Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in footnote 1(h) and 1(l) to the consolidated financial statements, the Company changed its method of accounting for income taxes and post-retirement benefits other than pensions in 1993.




                                                     Coopers & Lybrand L.L.P.



Chicago, Illinois
March 13, 1996

Item 9-Disagreements on Accounting and Financial Disclosure

     None.

                                          PART III

Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1996 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 1996. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

      Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1996 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 1996.


Item 12-Security Ownership of Certain Beneficial Owners and Management

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1996 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 1996.

Item 13-Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1996 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 1996.


                                          PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1.  Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 1996 under cover of Form 10-K/A.
    3.  See exhibit index on page 52 of this report.

(b) Reports on Form 8-K:
    1.  No reports on Form 8-K were filed during the fourth quarter of 1995.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant): Old Republic International Corporation


By  : _________________/s/ A.C. Zucaro _______________        _____3/14/96_____
      A. C. Zucaro, Chairman of the Board,                          Date
      Chief Executive Officer, President and Director


By  : ________________/s/ Paul D. Adams_______________        _____3/14/96_____
      Paul D. Adams, Senior Vice President,                         Date
      Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


__________________________________          _________________________________
Anthony F. Colao, Director*                 John W. Popp, Director*
Senior Vice President



__________________________________          _________________________________
John C. Collopy, Director*                  William A. Simpson, Director*
                                            President of Republic Mortgage
                                            Insurance Company



_________________________________           _________________________________
Jimmy A. Dew, Director*                     Arnold L. Steiner, Director*
Executive Vice President of Republic
Mortgage Insurance Company




________________________________            ________________________________
Kurt W. Kreyling, Director*                 William R. Stover, Director*



________________________________            ________________________________
Peter Lardner, Director*                    David Sursa, Director*
President of Bituminous
 Casualty Corporation


________________________________            ________________________________
Wilbur S. Legg, Director                    William G. White, Jr., Director*











*  By/S/A. C. Zucaro
   Attorney-in-fact
   Date:  March 14, 1996

                                     EXHIBIT INDEX

   An index of exhibits required by item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

   (A) * Restated Certificate of Incorporation, as amended.

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

   (C) * Form of Indenture dated as of January 15, 1988 between Old Republic International Corporation and Morgan Guaranty Trust Company of New York as Trustee, regarding the 10% Sinking Fund Debentures due 2018 (Exhibit 4(D) to Registrant's Annual Report on Form 10-K for 1987).

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

(10) Material contracts.

   (A) Copy of the restated Old Republic International Corporation Employees Savings and Stock Ownership Plan.

   (B) Form 11 - K Annual Report of the Old Republic International Employees Savings and Stock Ownership Plan for the year ended December 31, 1995 (To be filed by amendment on Form 10-K).

** (C) Copy of Old Republic International Corporation Key Employees Performance Recognition Plan, as restated.

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

   (O) * Copy of Bitco Savings Plan (Exhibit 4.3 to Form S-8 Registration Statement No. 33-32439).

   (P) Form 11-K Annual Report of the Bitco Savings Plan for the year ended December 31, 1995 (To be filed by amendment on Form 10-K).

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

   (S) * Copy of Great West Casualty Company Profit Sharing Plan (Exhibit 10 to Form S-8 Registration Statement No. 33-52069).

   (T) Form 11-K Annual Report of the Great West Casualty Company Profit Sharing Plan for the year ended December 31, 1995 (To be filed by amendment on Form 10-K).

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

   (Y) * Placement Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Merrill Lynch Money Markets Inc. (Exhibit 10.1 to Form S-3 Registration State ment No. 33-16836).

                            (Exhibit Index, Continued)



   (Z) * Issuing and Paying Agency Agreement dated November 16, 1987 among Old Republic International Corporation, Old Republic Capital Corporation and Morgan Guaranty Trust Company of New York (Exhibit 10.2 to Form S-3 Registration Statement No. 33-16836).

(11) Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the three years ended December 31, 1995, 1994 and 1993.

(21)    Subsidiaries of the registrant.

(23)    Consent of Coopers & Lybrand L.L.P.

(24)    Powers of attorney

(28)    Consolidated Schedule P (To be filed by amendment.)


__________
*  Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.