Form 10-K/A
period 1995-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-04-22
CIK 74260

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



                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION
- ------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)


                           AMENDMENT  NO.         1
                                              --------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of ANNUAL REPORT FOR 1995  on

      Form 10-K as set forth in the pages attached hereto:  (List all such items, financial statements, exhibits other portions amended)


                                  SEE  INDEX



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                      -----------------------------------------
                                                    (Registrant)


   Date: April 26, 1996                       By:   /s/ Paul D. Adams
        ----------------          ---------------------------------------------
                                                    (Signature)
                                                 Paul Dennis Adams
                                               Senior Vice President,
                                              Chief Financial Officer
                                                    and Treasurer




                                 Total Pages:  11
                                ------------------

                                    INDEX


FINANCIAL STATEMENT SCHEDULES
- -----------------------------

  Report of Independent Accountants

  OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Schedule   I - Summary of Investments - Other than Investments in Related
                 Parties as of December 31, 1995

  Schedule  II - Condensed Financial Information of Registrant for the years ended December 31, 1995, 1994 and 1993

  Schedule III - Supplementary Insurance Information for the years ended
                 December 31, 1995, 1994 and 1993

  Schedule  IV - Reinsurance for the years ended December 31, 1995, 1994 and
                 1993

  Schedule  VI - Supplemental Information Concerning Property - Casualty
                 Insurance Operations for the years ended December 31, 1995, 1994 and 1993

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

  (28)     Consolidated Schedule P.





*  Not covered in the Report of Independent Accountants.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 is included on page 48 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendement.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                               \s\ Coopers & Lybrand  L.L.P.



Chicago, Illinois
March 13, 1996


                       OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
      SCHEDULE  I  -  SUMMARY  OF  INVESTMENTS  -  OTHER  THAN  INVESTMENTS  IN  RELATED  PARTIES
                                                      As of December 31, 1995
                                                           ($ in Thousands)
- -------------------------------------------------------------------------------------------------------------


         Column A                                                Column B       Column C         Column D
       -------------                                           -------------  -------------  --------------
                                                                                                Amount at
                                                                                   Fair      which shown in
   Type of investment                                            Cost (a)         Value       balance sheet
                                                               -------------  -------------  --------------
   Held to maturity:
     Fixed maturities securities:
       States, municipalities and political subdivisions       $    717,882   $    734,427   $    717,882
       Public utilities                                             995,499      1,023,777        995,499
       Redeemable preferred stocks                                      744            757            744
       Certificates of deposit                                           67             67             67
                                                               -------------  -------------  -------------
                                                                  1,714,193      1,759,028      1,714,193
                                                               -------------  =============  -------------
     Other long-term investments:
       Mortgage loans on real estate                                 11,859                        11,859
       Policy loans                                                   2,126                         2,126
       Other long-term investments                                   12,930                        12,930
                                                               -------------                --------------
                                                                     26,917                       26,917
                                                               -------------                --------------
         Total                                                    1,741,110                     1,741,110
                                                               -------------                --------------


   Available for sale:
     Fixed maturities securities:
       United States Government and government
         agencies and authorities                                   743,636        776,793        776,793
       Foreign government                                            33,158         35,625         35,625
       Convertibles and bonds with warrants attached                    888            888            888
       All other corporate                                        1,291,294      1,332,715      1,332,715
                                                               -------------  -------------  -------------
                                                                  2,068,976      2,146,021      2,146,021
                                                               -------------  -------------  -------------
     Equity Securities:
       Nonredeemable preferred stocks                                 4,434          4,468          4,468
       Common stocks:
         Banks, trusts and insurance companies                       11,680         15,148         15,148
         Industrial, miscellaneous and all other                     79,650        106,578        106,578
                                                               -------------  -------------  -------------
                                                                     95,764   $    126,193        126,193
                                                               -------------  =============  -------------
     Short-term investments                                         312,756                       312,756
                                                               -------------                 -------------
         Total                                                    2,477,496                     2,584,971
                                                               -------------                 -------------
           Total Investments                                   $  4,218,606                  $  4,326,082
                                                               =============                 =============




   Note: (a) Represents original cost of equity securities, and as to fixed maturites, original cost reduced by repayments and adjusted for amortization of premium or accrual of discounts.



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
   ---------------------------------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1995            1994
                                                                                ------------    ------------
   Assets:

   Bonds and notes                                                              $    12,100     $     9,100
   Cash                                                                                 301           2,001
   Short-term investments                                                            55,367           1,234
   Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                       1,873,661       1,630,478
     Indebtedness of affiliates                                                      83,376          70,891
     Preferred stock, at cost                                                        20,500          20,500
   Other assets                                                                      10,105          10,134
                                                                                ------------    ------------
     Total Assets                                                               $ 2,055,413     $ 1,744,339
                                                                                ============    ============

   Liabilities, Preferred Stock
     and Common Shareholders' Equity:

   Liabilities:
   Accounts payable and accrued expenses                                        $    26,501     $    24,733
   Debt and debt equivalents                                                        226,396         229,484
   Indebtedness to affiliates and subsidiaries                                      117,416          84,031
   Commitments and contingent liabilities                                               ---           1,327
                                                                                ------------    ------------
     Total Liabilities                                                              370,313         339,577
                                                                                ------------    ------------

   Redeemable convertible preferred stock                                            17,069          16,801
   Convertible preferred stock                                                          677           3,830
   Cumulative preferred stock                                                        54,802          54,802
                                                                                ------------    ------------
     Total Preferred Stock                                                           72,549          75,435
                                                                                ------------    ------------

   Common Shareholders' Equity:
   Common stock                                                                      58,811          57,661
   Additional paid-in capital                                                       463,480         456,912
   Net unrealized appreciation (depreciation) of equity securities                   70,365         (10,427)
   Retained earnings                                                              1,058,320         865,077
   Treasury stock (at cost)                                                         (38,428)        (39,895)
                                                                                ------------    ------------
     Total Common Shareholders' Equity                                            1,612,550       1,329,327
                                                                                ------------    ------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                          $ 2,055,413     $ 1,744,339
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
   ---------------------------------------------------------------------------------------------------------

                                                                             Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1995           1994           1993
                                                                   -----------    -----------    -----------
   Revenues:
   Investment income from subsidiaries                             $    7,273     $    6,488     $    3,784
   Real estate and other income                                         3,110          3,107          2,951
   Other investment income                                                478            152            372
                                                                   -----------    -----------    -----------
       Total Revenues                                                  10,862          9,749          7,108
                                                                   -----------    -----------    -----------

   Expenses:
   Interest -- subsidiaries                                             5,820          3,473          1,928
   Interest -- other                                                   17,469         17,443         17,362
   Real estate and other expenses                                       2,356          2,397          2,728
   General expenses, taxes and fees                                     3,975          4,532          5,824
                                                                   -----------    -----------    -----------
       Total Expenses                                                  29,622         27,847         27,842
                                                                   -----------    -----------    -----------
   Revenues, net of expenses                                          (18,759)       (18,098)       (20,734)

   Federal income tax credits                                          (7,302)        (7,443)        (7,797)
                                                                   -----------    -----------    -----------
   Income (loss)before items below                                    (11,457)       (10,655)       (12,937)
   Cumulative effect of accounting changes                                ---            ---            350
                                                                   -----------    -----------    -----------
   Income (loss) before equity in earnings of subsidiaries            (11,457)       (10,655)       (12,587)

   Equity in Earnings of Subsidiaries:
     Cash dividends                                                   106,899         55,458         53,987
     Earnings in excess of cash dividends                             117,259        106,271        125,400
     Cumulative effect of accounting changes                              ---            ---          8,347
                                                                   -----------    -----------    -----------

   Net Income                                                      $  212,702     $  151,073     $  175,147
                                                                   ===========    ===========    ===========


                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                     SCHEDULE  II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     STATEMENTS  OF  CASH  FLOWS
                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION  (PARENT  COMPANY)
                                                         ($  in Thousands)
   ---------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1995           1994           1993
                                                                   -----------    -----------    -----------
   Cash flows from operating activities:
     Net income                                                    $  212,702     $  151,073     $  175,147
     Change in non-cash items:
       Accounts receivable                                               (229)         2,135            405
       Income taxes - net                                               2,982          3,146         (9,441)
       Excess of equity in net income of subsidiaries
          over dividends received                                    (117,259)      (106,271)      (133,747)
       Accounts payable, accrued expenses and other                    (2,240)           (10)          (438)
                                                                   -----------    -----------    -----------
     Total                                                             95,955         50,074         31,926
                                                                   -----------    -----------    -----------

   Cash flows from investing activities:
     Sales of fixed maturity securities                                   ---            ---          1,000
     Sales of other investments                                           209            ---            ---
     Purchases of fixed maturity securities                            (3,000)           ---            ---
     Purchases of fixed assets for company use                           (183)          (182)          (247)
     Investments in, and indebtedness of related parties - net        (20,861)       (11,410)       (25,353)
                                                                   -----------    -----------    -----------
     Total                                                            (23,836)       (11,593)       (24,600)
                                                                   -----------    -----------    -----------

   Cash flows from financing activities:
     Issuance of preferred and common stock                            14,591          1,667          4,723
     Repayment of term loans                                           (1,000)           ---            ---
     Issuance of treasury stock                                         2,370            ---            ---
     Dividends on common shares                                       (26,773)       (24,537)       (21,694)
     Dividends on preferred shares                                     (7,949)        (8,211)        (8,343)
     Purchase of treasury stock                                          (903)        (8,530)           ---
     Purchase of cumulative preferred stock                               (20)        (2,697)           ---
                                                                   -----------    -----------    -----------
     Total                                                            (19,685)       (42,309)       (25,314)
                                                                   -----------    -----------    -----------

   Increase (decrease) in cash and short-term investments              52,434         (3,828)       (17,988)
   Cash and short-term investments, beginning of year                   3,235          7,063         25,052
                                                                   -----------    -----------    -----------
   Cash and short-term investments, end of year                    $   55,669     $    3,235     $    7,063
                                                                   ===========    ===========    ===========



                                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                       SCHEDULE  III - SUPPLEMENTARY  INSURANCE  INFORMATION
                                       For the years ended December 31, 1995, 1994 and 1993
                                                        ($ in Thousands)
 ----------------------------------------------------------------------------------------------------------------------

               Column A                   Column B        Column C        Column D        Column E        Column F
 -------------------------------       --------------  --------------  --------------  --------------  --------------

                                                       Future Policy
                                          Deferred       Benefits,                      Other Policy
                                           Policy         Losses,                        Claims and
                                        Acquisition      Claims and       Unearned        Benefits        Premium
            Segment                        Costs       Loss Expenses      Premiums        Payable         Revenue
 -------------------------------       --------------  --------------  --------------  --------------  --------------

 Year Ended December 31, 1995:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                 $53,046      $1,890,409        $291,545         $70,718        $851,182
     Mortgage Insurance Group                 37,379          90,534          73,019             598         175,277
     Title Insurance Group                       ---         204,489             ---             493         183,351
     Life Insurance Group                     17,459         147,349             ---           3,643          41,980
     Reinsurance Losses Recoverable (a)          ---       1,373,089          42,200             ---             ---

                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          107,885       3,705,871         406,765          75,454       1,251,792
     Corporate                                   ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $107,885      $3,705,871        $406,765         $75,454      $1,251,792
                                       ==============  ==============  ==============  ==============  ==============


 Year Ended December 31, 1994:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                 $50,710      $1,823,758        $266,534         $74,816        $864,031
     Mortgage Insurance Group                 34,011          64,695          80,244             611         134,515
     Title Insurance Group                       ---         196,009             ---              64         244,427
     Life Insurance Group                     16,604         147,740             ---           3,631          39,973
     Reinsurance Losses Recoverable (a)          ---       1,467,483          58,745             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          101,326       3,699,686         405,525          79,124       1,282,948
     Corporate                                   ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $101,326      $3,699,686        $405,525         $79,124      $1,282,948
                                       ==============  ==============  ==============  ==============  ==============

 Year Ended December 31, 1993:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                 $50,216      $1,749,676        $278,983         $76,122        $866,530
     Mortgage Insurance Group                 29,481          51,273          79,582             629          96,799
     Title Insurance Group                       ---         175,926             ---           2,826         249,631
     Life Insurance Group                     15,873         155,688             ---           3,346          33,042
     Reinsurance Losses Recoverable (a)          ---       1,463,164          60,705             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting           95,571       3,595,729         419,270          82,925       1,246,004
     Corporate                                   ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                          $95,571      $3,595,729        $419,270         $82,925      $1,246,004
                                       ==============  ==============  ==============  ==============  ==============

 Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and
           Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets.  Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.4 billion at December 31, 1995 and $1.5 billion at December 31, 1994 and 1993.  FAS No. 113 did not have any effect on the Company's results of operations.



                                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                       SCHEDULE  III - SUPPLEMENTARY  INSURANCE  INFORMATION
                                       For the years ended December 31, 1995, 1994 and 1993
                                                         ($ in Thousands)
 ----------------------------------------------------------------------------------------------------------------------

               Column A                   Column G        Column H        Column I        Column J        Column K
 -------------------------------       --------------  --------------  --------------  --------------  --------------

                                                         Benefits,      Amortization
                                                          Claims,       of Deferred
                                            Net          Losses and        Policy          Other
                                         Investment      Settlement     Acquisition      Operating        Premiums
                 Segment                   Income         Expenses         Costs          Expenses        Written
 -------------------------------       --------------  --------------  --------------  --------------  --------------

 Year Ended December 31, 1995:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                $191,125        $631,708        $131,857        $113,895        $876,179
     Mortgage Insurance Group                 25,246          57,651          26,401          17,066         168,052
     Title Insurance Group                    18,038          25,544             ---         296,064         183,351
     Life Insurance Group                     15,637          25,495           3,669          20,873          45,864
     Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          250,047         740,399         161,928         447,899       1,273,447
     Corporate                                 1,862             ---             ---          22,133             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $251,910        $740,399        $161,928        $470,033      $1,273,447
                                       ==============  ==============  ==============  ==============  ==============


 Year Ended December 31, 1994:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                $173,804        $644,159        $149,084         $96,338        $851,581
     Mortgage Insurance Group                 20,630          38,771          24,654          16,599         135,178
     Title Insurance Group                    16,784          44,837             ---         360,096         244,427
     Life Insurance Group                     15,374          25,762           4,475          19,073          37,505
     Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          226,594         753,531         178,214         492,107       1,268,694
     Corporate                                   981             ---             ---          21,589             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $227,575        $753,531        $178,214        $513,697      $1,268,694
                                       ==============  ==============  ==============  ==============  ==============

 Year Ended December 31, 1993:
 -------------------------------
   Insurance Underwriting:
     General Insurance Group                $170,115        $697,028        $145,390         $98,120        $876,082
     Mortgage Insurance Group                 17,516          27,555          18,829          10,959         121,122
     Title Insurance Group                    15,857          66,027               0         369,819         249,631
     Life Insurance Group                     15,984          27,249           1,883          13,855          31,154
     Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          219,473         817,860         166,103         492,755       1,277,990
     Corporate                                 1,303             ---             ---          22,755             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $220,777        $817,860        $166,103        $515,510      $1,277,990
                                       ==============  ==============  ==============  ==============  ==============

 Note: (a) Effective January 1, 1993, the Company adopted Financial Accounting Standard (FAS) No. 113 "Accounting and
           Reporting for Reinsurance of Short-Duration and Long-Duration contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets.  Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.4 billion at December 31, 1995 and $1.5 billion at December 31, 1994 and 1993.  FAS No. 113 did not have any effect on the Company's results of operations.




                                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                                    SCHEDULE  IV - REINSURANCE
                                        For the years ended December 31, 1995, 1994 and 1993
                                                         ($ in Thousands)
  ------------------------------------------------------------------------------------------------------------

               Column A                   Column B       Column C       Column D       Column E      Column F
  --------------------------------     -------------  -------------  -------------  -------------  -----------

                                                                                                   Percentage
                                                          Ceded         Assumed                     of amount
                                           Gross         to other     from other         Net         assumed
                                           amount       companies      companies       amount        to net
                                       -------------  -------------  -------------  -------------  -----------
  Year Ended December 31, 1995:
  --------------------------------
    Life insurance in force            $  7,747,340   $  3,510,253   $        ---   $  4,237,087        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,099,727   $    322,806   $     74,262   $    851,182        8.7 %
      Mortgage Insurance Group              178,234          2,957            ---        175,277        ---
      Title Insurance Group                 182,847            315            819        183,351        0.4
      Life Insurance Group:
        Life insurance                       29,290         15,631            ---         13,659        ---
        Accident and health insurance        53,283         25,270            308         28,321        1.1
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             82,573         40,901            308         41,980        0.7
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (308)          (308)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,543,383   $    366,673   $     75,081   $  1,251,792        6.0 %
                                       =============  =============  =============  =============  ===========


  Year Ended December 31, 1994:
  --------------------------------
    Life insurance in force            $  8,742,480   $  4,318,984   $        ---   $  4,423,496        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,174,566   $    388,619   $     78,084   $    864,031        9.0 %
      Mortgage Insurance Group              138,288          3,772            ---        134,515        ---
      Title Insurance Group                 243,659            185            953        244,427        0.4
      Life Insurance Group:
        Life insurance                       30,676         16,218            ---         14,458        ---
        Accident and health insurance        50,012         24,869            372         25,515        1.5
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             80,689         41,088            372         39,973        0.9
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (372)          (372)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,637,204   $    433,293   $     79,038   $  1,282,948        6.2 %
                                       =============  =============  =============  =============  ===========


  Year Ended December 31, 1993:
  --------------------------------
    Life insurance in force            $  8,848,757   $  4,561,958   $        ---   $  4,286,799        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,170,377   $    411,449   $    107,602   $    866,530       12.4 %
      Mortgage Insurance Group              102,543          5,744              1         96,800        ---
      Title Insurance Group                 248,854             93            871        249,632        0.3
      Life Insurance Group:
        Life insurance                       31,758         16,744             12         15,026        0.1
        Accident and health insurance        39,253         21,568            331         18,016        1.8
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             71,011         38,312            343         33,042        1.0
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (331)          (331)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,592,785   $    455,272   $    108,486   $  1,246,004        8.7 %
                                       =============  =============  =============  =============  ===========




                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                        SCHEDULE  VI - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE
                                        For the years ended December 31, 1995, 1994 and 1993
                                                           ($ in Thousands)
- ---------------------------------------------------------------------------------------------------------------------------------

                 Column A                Column B       Column C       Column D       Column E       Column F       Column G
       ----------------------------    -------------  -------------  -------------  -------------  -------------  -------------

                                                      Reserves for
                                         Deferred     Unpaid Claims    Discount,
                                          Policy        and Claim       If Any,                                        Net
                                        Acquisition    Adjustment     Deducted in     Unearned        Earned       Investment
      Affiliation With Registrant          Costs        Expenses       Column C       Premiums       Premiums        Income
- -----------------------------------    -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1995:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                         $53,046     $1,890,409       $162,819       $291,545       $851,182       $191,125
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                            $53,046     $1,890,409       $162,819       $291,545       $851,182       $191,125
                                       =============  =============  =============  =============  =============  =============


Year Ended December 31, 1994:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                         $50,710     $1,823,758       $169,157       $266,534       $864,031       $173,804
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                            $50,710     $1,823,758       $169,157       $266,534       $864,031       $173,804
                                       =============  =============  =============  =============  =============  =============


Year Ended December 31, 1993:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                         $50,216     $1,749,676       $154,293       $278,983       $866,530       $170,115
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                            $50,216     $1,749,676       $154,293       $278,983       $866,530       $170,115
                                       =============  =============  =============  =============  =============  =============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule III.



                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                        SCHEDULE  VI - SUPPLEMENTAL  INFORMATION CONCERNING  PROPERTY-CASUALTY  INSURANCE
                                        For the years ended December 31, 1995, 1994 and 1993
                                                           ($ in Thousands)
- ------------------------------------------------------------------------------------------------------------------

                 Column A                        Column H              Column I       Column J       Column K
       ----------------------------    ----------------------------  -------------  -------------  -------------

                                             Claims and Claim        Amortization       Paid
                                           Adjustment Expenses        of Deferred      Claims
                                           Incurred Related to          Policy        and Claim
                                       ----------------------------
                                          Current         Prior       Acquisition    Adjustment      Premiums
      Affiliation With Registrant          Year           Years          Costs        Expenses        Written
- -----------------------------------    -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1995:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                        $724,396       ($92,692)      $131,857       $565,053       $876,179
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------
                                           $724,396       ($92,692)      $131,857       $565,053       $876,179
                                       =============  =============  =============  =============  =============


Year Ended December 31, 1994:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                        $733,363       ($89,199)      $149,084       $570,079       $851,581
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------
                                           $733,363       ($89,199)      $149,084       $570,079       $851,581
                                       =============  =============  =============  =============  =============


Year Ended December 31, 1993:
- -----------------------------------
(a)    Consolidated property-casualty
       entities (b)                        $761,040       ($64,012)      $145,390       $566,336       $876,082
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------
                                           $761,040       ($64,012)      $145,390       $566,336       $876,082
                                       =============  =============  =============  =============  =============

Note:  (a)  These amounts are immaterial and have, therefore, been omitted from this schedule.
       (b)  See note (a) to Schedule III.




                                       Exhibit 28 - Consolidated
                                ---------------------------------------


Schedule P  -  Part 3          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL

 Premiums
were earned                                           Allocated                Unallocated
 &  Losses    Premiums       Loss        Salvage    Loss Expense              Loss Expense
 incurred      Earned      Payments     Received      Payments       Ratio      Payments       Ratio
- -----------  -----------  -----------  -----------  -------------  ---------  -------------  ---------
Prior        $2,281,605   $1,473,132      $74,278       $172,379      11.70%       $49,715       3.37%
1986            696,853      326,433       26,011         47,835      14.65%        14,347       4.40%
1987            628,020      297,943       18,199         36,289      12.18%        14,050       4.72%
1988            615,020      301,301       19,254         31,980      10.61%        13,980       4.64%
1989            617,755      333,416       23,129         38,299      11.49%        14,956       4.49%
1990            679,000      386,307       17,573         45,734      11.84%        16,630       4.30%
1991            740,239      372,427       16,283         39,856      10.70%        17,061       4.58%
1992            815,871      371,987       16,651         38,538      10.36%        19,391       5.21%
1993            875,847      390,331       17,607         41,859      10.72%        23,533       6.03%
1994            867,630      331,031       16,480         32,166       9.72%        23,728       7.17%
1995            850,211      187,349       11,883         19,044      10.16%        21,736      11.60%
             -----------  -----------  -----------  -------------  ---------  -------------  ---------
Totals       $9,668,051   $4,771,657     $257,348       $543,979      11.40%      $229,127       4.80%
             ===========  ===========  ===========  =============  =========  =============  =========

(a)  Prepared in accordance with the 1995 guidelines set by the NAIC.



                                       Exhibit 28 - Consolidated
                                ---------------------------------------


Schedule P  -  Part 3          OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL

 Premiums                                                                      Total Loss
were earned  Loss & Loss                                            Unpaid       & Loss
 &  Losses     Expense                 # of Claims     Unpaid        Loss        Expense       1995
 incurred     Payments       Ratio     Outstanding     Losses       Expense     Incurred       Ratio
- -----------  -----------  -----------  -----------  -------------  ---------  -------------  ---------
Prior        $1,695,226        74.30%      XXX          $230,726    $29,905     $1,955,857      85.72%
1986            388,615        55.77%      XXX            72,496      6,423        467,534      67.09%
1987            348,282        55.46%      XXX            76,236      6,757        431,275      68.67%
1988            347,261        56.46%      XXX            67,892      7,272        422,425      68.68%
1989            386,671        62.59%      XXX            73,733      9,235        469,639      76.02%
1990            448,671        66.08%      XXX            82,964     10,329        541,964      79.82%
1991            429,344        58.00%      XXX            91,134     13,123        533,601      72.08%
1992            429,916        52.69%      XXX           108,852     19,274        558,042      68.40%
1993            455,723        52.03%      XXX           171,127     30,988        657,838      75.11%
1994            386,925        44.60%      XXX           268,152     48,459        703,536      81.09%
1995            228,129        26.83%      XXX           416,489     81,710        726,328      85.43%
             -----------  -----------  -----------  -------------  ---------  -------------  ---------
Totals       $5,544,763        57.35%      XXX        $1,659,801   $263,475     $7,468,039      77.24%
             ===========  ===========  ===========  =============  =========  =============  =========


(a)  Prepared in accordance with the 1995 guidelines set by the NAIC.