Form 10-K/A
period 1995-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-04-25
CIK 74260

As in effect
3/1/61


                                  FORM 10K/A2

                                  ____________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ____________


                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13, or 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


                     OLD REPUBLIC INTERNATIONAL CORPORATION
- ------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                             AMENDMENT NO.    2
                                           -------
The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1995 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended).


                                   FORM 11-K


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




Date:  April 22, 1996                   By _________/s/ A. C. Zucaro__________
       --------------                                 (Signature)
                                                     A. C. Zucaro
                                                       President
                                                          and
                                                Chief Executive Officer






                                     Total Pages: 37
                                     ---------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                  ____________


                                   FORM 11-K

                                  ____________



                                 ANNUAL REPORT




                        Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934




                  For The Fiscal Year Ended December 31, 1995



                                  ____________




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN







                     OLD REPUBLIC INTERNATIONAL CORPORATION
                           307 NORTH MICHIGAN AVENUE
                            CHICAGO, ILLINOIS  60601

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Administration Committee has duly caused this Annual Report to be signed on behalf of the undersigned, thereunto duly authorized.


                                    THE OLD REPUBLIC INTERNATIONAL CORPORATION
                                    EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                                    (Registrant)




                                    By: ___________/S/  A. C. Zucaro__________
                                               A. C. Zucaro, Member of the
                                               Administration Committee


Date:  April 22, 1996

                          OLD REPUBLIC INTERNATIONAL CORPORATION
                        EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


         REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                   __________



                                                                          Pages
                                                                          -----
Report of Independent Accountants                                            1

Financial Statements:

   Statements of Net Assets Available for Plan Benefits as of
    December 31, 1995 and 1994                                               2

   Statements of Changes in Net Assets Available for Plan Benefits
    for the years ended December 31, 1995 and 1994                           3

   Notes to Financial Statements                                          4-24

Supplemental Schedules (Required by the Department of Labor):

   Item 31 - Assets and Liabilities at December 31, 1995 and 1994           26

   Item 32 - Income, Expenses, and Changes in Net Assets for the
    year ended December 31, 1995                                            27

   Item 27a - Schedule I - Schedule of Assets  Held for Investment
    Purposes at December 31, 1995                                        28-30

   Item 27a - Schedule II - Schedule of Assets Held for Investment
    Purposes-Investment Assets Both Acquired and Sold in 1995               31

   Item 27d -Schedule of Reportable Transactions for the year ended
    December 31, 1995                                                       32


Supplemental Schedules (Required by the Securities Exchange Commission):

   Schedules I, II and III have been omitted because the required information is shown in the financial statements or notes thereto.




Note
- ----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Administration Committee
    of the Old Republic International Corporation
    Employees Savings and Stock Ownership Plan
Chicago, Illinois

We have audited the accompanying statements of net assets available for plan benefits of Old Republic International Corporation Employees Savings and Stock Ownership Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for plan benefits for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and by the Securities and Exchange Commission's Regulation S-X. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                            COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 5, 1996

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                         STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                      December 31, 1995 and 1994
                                            _______________




                                                               1995                                         1994
                                             ------------------------------------------   -----------------------------------------
                                              Employees'     Companies'     Combined       Employees'     Companies'     Combined
                                               Account        Account       Account         Account        Account       Account
                                             -----------   ------------   ------------    -----------   ------------   ------------
ASSETS
Investments, at fair value:
 Collective Trusts:
  Short-term Investment Fund                 $ 6,395,015   $    647,798   $  7,042,813    $ 9,861,108   $    123,805   $  9,984,913
 Old Republic International Corporation:
  Series "D" preferred shares                      -        158,022,428    158,022,428          -         94,590,890     94,590,890
  Common shares                                4,634,880     11,242,424     15,877,304      2,774,400      7,413,891     10,188,291
  Debentures                                      20,250          -             20,250         14,400          -             14,400
 United States Government obligations         10,430,913          -         10,430,913      4,788,196          -          4,788,196
 Corporate bonds                              18,946,969          -         18,946,969     14,885,388          -         14,885,388
 Other common stock                              210,750          -            210,750      4,809,782          -          4,809,782
 Mutual funds (See Note 1.E.)                  5,916,421        825,455      6,741,876        273,224        625,778        899,002
                                             -----------   ------------   ------------    -----------   ------------   ------------
                                              46,555,198    170,738,105    217,293,303     37,406,498    102,754,364    140,160,862

Contributions receivable:
 Companies                                         -          1,296,847      1,296,847          -          5,255,167      5,255,167
 Employees                                       151,280          -            151,280          1,896          -              1,896
Accrued interest and dividends receivable        586,455          5,035        591,490        466,100          2,948        469,048
                                             -----------   ------------   ------------    -----------   ------------   ------------
                                             $47,292,933   $172,039,987   $219,332,920    $37,874,494   $108,012,479   $145,886,973
                                             ===========   ============   ============    ===========   ============   ============

LIABILITIES AND NET ASSETS AVAILABLE
 FOR PLAN BENEFITS
Notes payable to banks                       $     -       $ 13,934,234   $ 13,934,234    $     -       $ 16,084,234   $ 16,084,234
Accrued interest payable                           -            159,540        159,540          -            164,026        164,026
Unpaid withdrawal benefits                       466,413          -            466,413      1,059,343          -          1,059,343
Unpaid administrative expenses                    30,865         (6,633)        24,232         45,020          5,211         50,231
                                             -----------   ------------   ------------    -----------   ------------   ------------
  Total liabilities                              497,278     14,087,141     14,584,419      1,104,363     16,253,471     17,357,834
                                             -----------   ------------   ------------    -----------   ------------   ------------

Net assets available for plan benefits:
 Allocated to participants                    46,795,655    136,217,086    183,012,741     36,770,131     82,446,334    119,216,465
 Not allocated to participants                     -         21,735,760     21,735,760          -          9,312,674      9,312,674
                                             -----------   ------------   ------------    -----------   ------------   ------------
  Total net assets available for
    plan benefits                             46,795,655    157,952,846    204,748,501     36,770,131     91,759,008    128,529,139
                                             -----------   ------------   ------------    -----------   ------------   ------------
                                             $47,292,933   $172,039,987   $219,332,920    $37,874,494   $108,012,479   $145,886,973
                                             ===========   ============   ============    ===========   ============   ============


See accompanying notes to financial statements.

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                            For the years ended December 31, 1995 and 1994

                                             ____________



                                                                1995                                         1994
                                              ---------------------------------------      ----------------------------------------
                                               Employees'     Companies'    Combined        Employees'    Companies'     Combined
                                                Account        Account       Account         Account        Account       Account
                                              -----------   ------------  ------------     -----------   ------------  ------------
Additions:
 Company contributions                        $     -       $  1,304,571  $  1,304,571     $     -       $  5,268,531  $  5,268,531
 Regular employee contributions                 7,723,910          -         7,723,910       7,752,947          -         7,752,947
 Interest income                                1,994,859        178,426     2,173,285       1,796,593         33,043     1,829,636
 Dividend income                                  261,786      3,052,706     3,314,492         208,270      3,152,664     3,360,934
 Net appreciation (depreciation) in fair
  value of investments                          5,160,425     68,189,549    73,349,974      (1,630,289)    (7,141,410)   (8,771,699)
                                              -----------   ------------  ------------     -----------   ------------  ------------
                                               15,140,980     72,725,252    87,866,232       8,127,521      1,312,828     9,440,349
                                              -----------   ------------  ------------     -----------   ------------  ------------

Deductions:
 Termination and withdrawal benefits            5,084,591      5,341,444    10,426,035       5,773,798      8,360,587    14,134,385
 Interest expense                                   -            978,107       978,107           -            879,687       879,687
 Administrative expenses                           30,865        211,863       242,728          25,366        260,972       286,338
                                              -----------   ------------  ------------     -----------   ------------  ------------
                                                5,115,456      6,531,414    11,646,870       5,799,164      9,501,246    15,300,410
                                              -----------   ------------  ------------     -----------   ------------  ------------
   NET ADDITIONS (DEDUCTIONS)                  10,025,524     66,193,838    76,219,362       2,328,357     (8,188,418)   (5,860,061)

Net assets available for plan benefits,
 beginning of year                             36,770,131     91,759,008   128,529,139      34,441,774     99,947,426   134,389,200
                                              -----------   ------------  ------------     -----------   ------------  ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 END OF YEAR                                  $46,795,655   $157,952,846  $204,748,501     $36,770,131   $ 91,759,008  $128,529,139
                                              ===========   ============  ============     ===========   ============  ============


See accompanying notes to financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                   __________


1. Summary of Significant Accounting Policies
   ------------------------------------------
   A. Basis of Presentation
      ---------------------
      The accompanying financial statements of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) include plan assets for employees of Old Republic International Corporation (the Corporation),and participating subsidiaries (the Companies or Employers). These financial statements and accompanying notes together provide only general information about the Plan. Participants should refer to the Plan agreement for a complete description of the Plan's provision.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

   B. Investments
      -----------
      Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short term obligations. Securities traded over-the-counter, such as common stocks, corporate bonds and U.S. Government obligations, are valued at the final bid price on the valuation date. Temporary investments in short-term securities are carried at cost, which approximates market value. Investment in Old Republic International Corporation Series D preferred stock, which is not registered, is stated at fair value as determined by the Board of Directors, based on appraisals received from an investment banker. However, because of the inherent uncertainty of the valuation, the Board of Directors' estimate of fair value may differ significantly from the value that would have been used had a ready market existed for the securities, and the differences could be material. Such preferred shares amount to $158,022,428 and $94,590,890 at December 31, 1995 and 1994
      (72.0% and 64.8% respectively of total plan assets). Old Republic International Corporation common stock is stated at closing market value on the last business day of the year.

      The Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of generally accepted accounting principles, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date. The investments in common stock and Series D preferred stock of Old Republic International Corporation have not been adjusted, as to number of shares, to reflect a 50% stock dividend declared on March 14, 1996.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


1. Summary of Significant Accounting Policies, Continued
   -----------------------------------------------------
   C. Contributions
      -------------
      Contributions from employees (savings) are recorded in the period in which the Companies make payroll deductions from Plan participants. Participants elect the amount of contribution which ranges from a minimum of 1% to a maximum of 15% of recognized compensation as defined in the Plan. Any employee who does not contribute to the Plan will not receive a Company matching contribution. Employee contributions up to 6% will be matched. However, the maximum amount of contribution which can be matched per employee cannot exceed $9,000 (6% of $150,000) per Plan year. The maximum amount which can be withheld is 15% limited to $22,500 (15% of $150,000).

      There is no penalty for withdrawing a part of accumulated employee savings and earnings thereon. Participants may withdraw the lower of $15,000 or 50% of their accumulated savings balance as of the most recent calculation date (June 30 or December 31) in any one year without penalty. Such withdrawals are permitted only on January 1 or July 1 of each year.


      The company matching contribution is based on the following formula:


      Percentage of       If the percentage increase in average operating
      Recognized Compen- earnings per share for the most recent five year sation Contributed period is:
      ------------------  -----------------------------------------------------
                           Less Than   6.01% to   9.01% to    15.01%    Over
                               6%         9%         15%       20%       20%
                          ----------- ---------- ---------- --------- ---------
                                The Resulting Employer Matching Contribution on the First 6% of Employee Savings will be:
                          -----------------------------------------------------
           1.00%               30%        40%        65%       100%      140%
       1.01 to 2.00%           28%        38%        63%        98%      138%
       2.01 to 3.00%           26%        36%        61%        96%      136%
       3.01 to 4.00%           24%        34%        59%        94%      134%
       4.01 to 5.00%           22%        32%        57%        92%      132%
       5.01 to 6.00%           20%        30%        55%        90%      130%
       6.01 to 15.00%         None       None       None       None      None
                          -----------------------------------------------------

      . The percentage increase in average operating earnings per share is obtained by comparing the average operating earnings per share for the Company for the five years ending with the calculation year, with the same average for the five years ending the year prior to the calculation year. Operating earnings per share are determined pursuant to generally accepted accounting principles and are equal to net income per share exclusive of realized capital gains or losses and extraordinary items and income taxes applicable thereto.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


1. Summary of Significant Accounting Policies, Continued
   -----------------------------------------------------
   C. Contributions, Continued
      ------------------------
      Company matching contributions are allocated on December 31, and a Plan participant receives a matching contribution only if:

      .  the Companies meet certain minimum profit objectives;

      . the participant completes 1,000 or more hours of service during the year;

      . the participant is employed by one of the Companies on December 31 of that year, died during the year, or retired during the year after age 65.

      Additional amounts from consolidated annual net profits after taxes or accumulated earnings as the Board of Directors of the Companies may determine from time to time may be added to the contributions resulting from the above formula. The amount of the Companies' contributions are subject to the following limitations:

      . No contribution shall be made if the Companies' consolidated annual net profit before extraordinary items and taxes is less than $2,500,000.

      . No contribution shall be made by any Employer for any fiscal year which exceeds the maximum amount currently deductible by that Employer under section 404 of the Internal Revenue Code.

      . No contribution shall be made by any Employer for any fiscal year which would cause its total contribution to exceed the amount of its annual net profit before taxes and its accumulated earnings.

   D. Administrative and Operating Expenses
      -------------------------------------
      Office personnel, space and equipment are furnished by the Companies at no charge to the Plan. All other administrative expenses of the Plan are paid by and reflected as expenses of the Plan.

   E. Reclassification
      ----------------
      The investment titled Collective Trust - Intermediate Bond Fund in the 1994 Financial Statements has been reclassified to Mutual Funds in the 1995 Financial Statements. The amount involved was $71,087.


2. Benefits
   --------
   The benefits a plan participant receives depends upon amounts allocated to his accounts under the Plan. Amounts in his accounts are affected by the amount of employee contributions he makes, his vested interest in his matching contributions and discretionary contributions, forfeitures, and earnings.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


2. Benefits, Continued
   -------------------
   When a plan participant makes employee contributions, his employee contributions are allocated to his "Employee Account." Earnings are allocated to each plan participant's Employee Account on a semi-annual basis, based upon the performance of the investment fund that the plan participant has selected. Upon termination of service for any reason, a plan participant receives all amounts in his Employee Account.

   Each year, the matching contributions and discretionary contributions are allocated to the "Company Accounts" of plan participants. If a plan participant terminates service with the Companies, the amount that he receives from his Employer Account depends upon his vested interest in such account. A plan participant vests in his Company Account based on his "Years of Service," according to the following table:


              Years of Service       Vesting Schedule
              ----------------       ----------------
                     1                      0%
                     2                      0
                     3                     20
                     4                     40
                     5                     60
                     6                     80
                     7                    100


   A plan participant earns a Year of Service for each year prior to January
   1, 1978 in which he was employed full-time by a Company. On and after January 1, 1978, a plan participant earns a Year of Service for each calendar year during which he completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his Employer Account prior to seven years of service if:

      . the plan participant has reached age 65, or . termination is caused by death, or . termination is caused by total and permanent disability which renders the employee incapable of performing satisfactory service for the Companies.

   The amount a plan participant receives from his Employer Account is also affected by forfeitures, earnings, and released shares. If a plan participant terminates service prior to full vesting, the non-vested portion of his Employer Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all plan participants. In addition to forfeitures, the balance in a plan participant's Employer Account is affected by the net cash revenues over expenses of the Corporation's stock fund plus the market value of shares released to participants from payment of loan principal and/or interest during the year.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


2. Benefits, Continued
   -------------------
   Unallocated net assets, in the Companies' Account, available for plan benefits at December 31, are comprised of items not allocated to participants, as follows:

   Assets                                         1995             1994
   ------                                         ----             ----
   Unreleased shares:
    Series D preferred shares:
     4,929,467 shares at $7.10               $ 34,999,216
     5,877,584 shares at $4.25                                $ 24,979,732

    Common Shares:
     23,050 shares at $35.50                      818,275
     27,483 shares at $21.25                                       584,014

    Accrued interest receivable                     4,853            1,783
                                             ------------     ------------
      Total                                    35,822,344       25,565,529
                                             ------------     ------------

    Liabilities
    -----------
    Unpaid loan principal at December 31       13,934,234       16,084,234
    Accrued interest expense payable on
     loans at December 31                         159,540          164,026
    Accrued administrative expenses
     payable (prepaid)                             (7,190)           4,595
                                             ------------     ------------
     Total                                     14,086,584       16,252,855
                                             ------------     ------------
    Unallocated net assets available
      for plan benefits                      $ 21,735,760     $  9,312,674
                                             ============     ============





                      OLD REPUBLIC INTERNATIONAL CORPORATION
                    EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                     NOTES TO FINANCIAL STATEMENTS, Continued
                                    __________


3. Investments
   -----------
   Investments held by the Plan at December 31, 1995 and 1994 are summarized as follows:


                                     1995                                 1994
                       ----------------------------------  ----------------------------------
                         Shares/                              Shares/
                         Units/                               Units/
                        Par Value     Cost    Fair Value     Par Value     Cost    Fair Value
                        ----------    ----    ----------     ---------     ----    ----------
Collective Trusts:
 Short-term Investment
  Fund                 7,042,813 $ 7,042,813 $  7,042,813   9,984,913 $ 9,984,913 $  9,984,913
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock            22,256,680  39,537,500  158,022,428  22,256,680  39,537,500   94,590,890
  Common Stock           447,248   3,755,629   15,877,304     479,449   3,992,580   10,188,291
  Debentures             $15,000      15,360       20,250     $15,000      15,360       14,400
United States Government
  obligations        $10,075,000  10,338,133   10,430,913  $4,825,000   5,079,469    4,788,196
Corporate bonds      $18,467,000  18,955,323   18,946,969 $15,506,000  15,877,585   14,885,388
Other common stock        10,500     229,225      210,750     120,467   4,423,212    4,809,782
Mutual funds (See Note   315,161   5,909,589    6,741,876      31,995     856,841      899,002
              1.E.)
                                 ----------- ------------             ----------- ------------
                                 $85,783,572 $217,293,303             $79,767,460 $140,160,862
                                 =========== ============             =========== ============

Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:

                                                   1995              1994
                                                   ----              ----
Collective Trusts:
 Short-term Investment
  Fund                                        $       -        $       -
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock                                     63,431,538       (6,120,587)
  Common Stock                                  6,486,459       (1,205,575)
  Debentures                                        5,850             (960)
United States Government
  obligations                                     341,240         (436,044)
Corporate bonds                                   875,378       (1,300,730)
Other common stock                              1,091,292          305,291
Mutual funds (See Note 1.E.)                    1,118,217          (13,094)
                                              -----------      -----------
                                              $73,349,974      $(8,771,699)
                                              ===========      ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


4. ERISA Compliance
   ----------------
   The Plan became effective January 1, 1978, and accordingly, was drafted, as were subsequent amendments and restatements, to comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA" or "the ACT"), as amended from time to time.


5. Termination Priorities
   ----------------------
   The Corporation reserves the right, either with or without formal action, to terminate the Plan. Each Employer reserves the right to permanently discontinue its contributions to the Plan. In the event that an Employer permanently discontinues its contributions to the Plan, or the Corporation terminates the Plan, or the Plan is partially terminated under operation of law, the accounts of the affected participants shall be fully vested and non-forfeitable. In addition, because the Plan is a defined contribution plan and not a defined benefit plan, no termination priorities apply to the Plan under ERISA.


6. Notes Payable to Banks
   ----------------------
   The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:

                          Original loan principal            $51,500,000
                          Cost of shares acquired            $49,899,963
                          Unpaid principal balance
                           at December 31, 1995              $13,934,234
                          Shares acquired:
                           Series B                            6,587,958
                           Series D                           22,256,680
                           Common                                 29,978
                          Unreleased shares at
                           December 31, 1995:
                             Series D                          4,929,467
                             Common                               23,050
                                                             ===========
                          Principal due April 30,
                             1996                            $ 2,815,000
                             1997                              2,785,000
                             1998                              3,234,234
                             1999                              2,600,000
                             2000                              2,500,000
                                                             -----------
                                                             $13,934,234
                                                             ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


6. Notes Payable to Bank, Continued
   --------------------------------
   Except for loan proceeds of $100,037, all proceeds were used by the Plan to acquire preferred and common shares of the Corporation, as indicated above, at appraised values. Remaining funds were utilized to meet periodic cash needs or to refinance existing loans. The Series "D" preferred stock has a cumulative annual dividend rate of $.130 per share, has a minimum redemption value of $1.30 after July 1, 1987, and subsequent years at the option of the Corporation, has one vote per share and is convertible into common stock of the Corporation at any time at the rate of five shares of Series"D" preferred stock for one common share.

   It is anticipated that principal and interest payments on the Plan's loans are to be met by the Companies' annual profit sharing contributions, interest on funds invested, and dividends on the Corporation's preferred and common stock.

   During 1988, a number of loans with an aggregate outstanding principal balance of $23,374,234 were refinanced. $11,084,234 was refinanced with the Corporation and $12,290,000 was refinanced with a bank. The refinancing resulted in the extension of loan payments into 1998.

   In January 1994, the Plan refinanced a portion of its borrowings. The net effect of the refinancing was to decrease the 1994 principal repayment by $2,700,000 while increasing the 1997 and 1998 principal repayments by $1,700,000 and $1,000,000, respectively.

   The interest rate on loans with the Corporation is set at 1.5% in excess of the current rate on six month certificates of deposit. The new Bank loans carry an interest rate at 75% of the Prime Rate. The interest rates on other Bank loans are set at 1.5% in excess of the current rate on six month certificates of deposit or at 80% to 84% of the Prime Rate.

   The Plan renegotiated its loans with the Banks in early 1995. As a result of these renegotiations, the loan principal payments are payable as stated earlier in this footnote. In addition, the payment date was switched from February 1, to April 30, of the years payments are due. The interest rates on the renegotiated bank loans range from 75% to 85% of the Prime Rate.

   The carrying amounts of the notes payable approximates their fair value.

7. Tax Status
   ----------
   The Internal Revenue Service on April 25, 1995, issued a determination letter stating that the Plan, as amended through December 1, 1994, was qualified under Section 401 of the Internal Revenue Code and the Plan was exempt under the provisions of Section 501(a).

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


7. Tax Status, Continued
   ---------------------
   In-service withdrawals which were previously available on employees' contributions only, are now partially taxable once they have exceeded an employees' gross contributions through December 31, 1986. This taxability arises because the Act now considers withdrawals to include earnings as well as contributions.

   Distributions made prior to a plan participant's death, disability, or attainment of age 59-1/2 may be subject to a 10% penalty unless such distributions are rolled over into another qualified retirement plan or individual retirement account ("IRA"). All such distributions are subject to penalty except for distributions that are part of a series of substantially equal periodic payments made over the life of the plan participant or the joint lives of the plan participant and his beneficiary, distributions to a plan participant after separation from service and attainment of age 55, and distributions to pay certain medical expenses.

   No federal income tax consequences result to a plan participant, beneficiary, or estate by reason of participation in the plan until a distribution is made. Unless the distribution qualifies for special tax treatment for lump sum distributions described in the following paragraphs, the amount received including the fair market value of any common stock on the date of distribution will be taxed at ordinary income tax rates in the same manner as an annuity. This means that a portion of each distribution is excluded from tax. The excluded portion is that part of the payment that bears the same ratio to the whole payment as the plan participant's employee contributions bear to the total value of his accounts.

   The distribution will qualify as a "lump-sum distribution" if the plan participant receives the entire balance of his accounts within one taxable year, the plan participant has participated in the plan for five or more taxable years before the taxable year of distribution, and the distribution results from the plan participant's separation from service with the Company or after the plan participant has attained age 59-1/2. A distribution received by a beneficiary will also qualify as a "lump-sum distribution" if the entire balance of the plan participant's account is received within one taxable year by the beneficiary by reason of the plan participant's death.

   If a distribution qualifies as a "lump sum distribution" under the Internal Revenue Code, and if no part of the distribution is rolled over, a plan participant may elect to have the entire amount of the distribution taxed as ordinary income or under the special 5-year averaging rule. The special 5-year averaging rule generally may be used only if the individual is age 59-1/2 at the time of the distribution and may be used only once.
   A special phase-out rule allows limited use of capital gains treatment between 1987 and 1991. By 1992, capital gains treatment will be entirely eliminated, except for certain individuals who have reached age 50 by January 1, 1986.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


7. Tax Status, Continued
   ---------------------
   Individuals who have reached age 50 by January 1, 1986, may, in general: elect to use the 5-year averaging provisions (using the tax rates in effect in the year of distribution) or the 10-year averaging provisions (using the 1986 tax rates), and elect to apply the pre-1986 capital gains rules (using a 20 percent rate). A plan participant that elects to use the averaging methods under this transitional rule on a lump sum received prior to attainment of age 59-1/2 may not use either the 5-year or 10-year averaging again after age 59-1/2.

   For distributions that exceed $150,000 in any one year, there may be an additional 15% excise tax. If five year forward averaging is used, the excise tax, if any, will be applied to distributions that exceed five times $150,000. The distribution limitation applies to the total of distributions from all qualified retirement plans and IRA's not only the Plan.

   If a participant or the spouse of a deceased participant receives a distribution from the Plan that qualifies for "lump-sum distribution" tax treatment, or receives a distribution that would qualify for such treatment except for failure to meet the five years of participation requirement, the individual may "roll over" the distribution in excess of his employee contributions to an IRA in which case the individual would not have to pay a tax at the time of the distribution on the amount transferred to the IRA.
   At the time of receipt of a distribution from the IRA, the individual will have to pay a tax at ordinary income tax rates (subject to the maximum tax on personal service income) on the amount distributed.

   This summary of the federal tax laws presents only a brief general statement of complex tax laws and regulations which are subject to change at any time. Specific federal and state tax treatment relating to a distribution should be carefully considered by a participant (or beneficiary) or reviewed with a tax advisor prior to making any elections and filing returns for a tax year in which the distribution is made.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


8. Contributions

   Contributions by the Participants and by Participating Companies were as follows for the years shown:

                                                             1995                       1994
                                                    ----------------------     ----------------------
                                                     Partici-                   Partici-
                                                      pants       Company        pants       Company
                                                    ----------  ----------     ----------  ----------
    Old Republic International Corporation          $   43,100  $    5,320     $   42,951  $   17,163
    Old Republic Life Insurance Company                 54,227       9,610         53,771      38,226
    Old Republic Insurance Company                     190,358      34,326        182,323     133,483
    International Business & Mercantile
     REassurance Company                                15,776       3,069         16,466      11,428
    Old Republic National Title Insurance
     Company & its Subsidiaries and Affiliates       1,175,222     182,957      1,268,372     788,852
    Old Republic Insured Credit Services, Inc.         100,163      16,087         91,970      56,894
    Brummel Brothers, Inc.                              33,351       6,505         35,204      26,115
    J. Huell Briscoe & Associates, Inc.                 14,544       3,277         11,215      10,653
    Old Republic General Services, Inc.                334,834      39,644        263,222     144,879
    Old Republic Union Insurance Company                20,240       3,988         19,025      16,041
    Old Republic Mortgage Guaranty Group,
      Inc. & its Subsidiaries                          929,585     155,895        926,382     566,371
    Old Republic Title Holdings, Inc.
      & its Subsidiaries and affiliates              2,206,479     386,706      2,579,936   1,765,957
    Old Republic Asset Management Co.                   20,748       4,361         15,885      10,685
    Old Republic Dealer Service Corp.                    9,936       1,987          6,909       4,578
    Phoenix Aviation Managers, Inc.                     96,378      14,615         86,480      55,332
    Chicago Underwriting Group                          91,507      13,907         75,772      45,869
    Old Republic Risk Mgmt. Corp.                      139,098      19,200        110,915      73,904
    Bitco Corp. & its Subsidiaries                     536,257      99,436        513,919     406,558
    Great West Casualty and Agencies                   598,226     128,542        535,259     465,241
    Old Republic RE                                    108,669      16,726         92,366      59,999
    Old Republic Home Protection                        70,372      12,312         67,666      43,786
    Old Republic Surety Group                          313,667      45,826        278,434     197,025
    Old Republic Standard Group                        145,071      13,938        100,034      50,607
    Employers General Insurance Group                  370,691      71,859        278,305     214,380
    Old Republic Minnehoma Insurance Co.                55,253       9,379         69,567      46,744
    ORDESCO Inc.                                        15,205       1,133         30,599      17,761
    Church Rickards, Whitlock & Co.                     34,953       3,966           -           -
                                                    ----------  ----------     ----------  ----------
                                                    $7,723,910  $1,304,571     $7,752,947  $5,268,531
                                                    ==========  ==========     ==========  ==========

9. Alternative Investment Funds
   ----------------------------
   In November, 1982, the Plan was amended to permit participants to transfer monies from Fund "A", the primary goal of which is protection of capital and stability of income through investments in high-grade, liquid investments, into a newly created Fund "O", and to elect to have their future contributions to the Plan invested, in whole or in part, in Fund "O".

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


9. Alternative Investment Funds, Continued
   ---------------------------------------
   Under the terms of the Plan, Fund "O" may be invested by the Trustee upon the direction of the Plan's Administration Committee ("Committee") in any property, real or personal and shares of stock, whether common or preferred, voting trust certificates, bonds, mortgages, secured or unsecured obligations, notes, annuity and life insurance contracts, whether group or individual, and other securities and property of every kind and description as the Committee selects (including securities of the Company or any Employer under the Plan and any subsidiary or affiliate of the Company or an Employer). Fund "O" may, as a result, be more speculative and may incur a higher degree of risk than Fund "A" since the Committee is permitted to direct the Trustee to invest in private offerings, joint ventures, small, unseasoned or embryonic companies without a record of earnings, companies not traded on an established market, and other investments. The Committee has the authority to direct the Trustee to borrow by pledging Fund "O" assets.

   At December 31, 1995 there were 3,251 participants in Fund "A" and 1,630 participants in Fund "O".

   Effective January 1, 1995, the Plan set up new Funds which offer participants the opportunity to further diversify their future and accumulated contributions (savings) and earnings thereon. The new Funds are designated as "H", "I", "J", "K" and "L". Directions to change the Funds to which savings can be directed or transfers from Fund "A" and "O" can be done on January 1, or July 1 of each year. At December 31, 1995, there were 282, 353, 447, 378 and 59 participants in Funds "H", "I", "J", "K" and "L", respectively.

   A description of the new investment options, all of which are Mutual Funds, available for diversification on January 1, 1995, are:

   Fund "H" -   The Oakmark Fund seeks long-term capital appreciation.  The
                Fund invests in common stocks and other equity-type securities.
                The Fund is appropriate for long-term investors who can accept the fluctuations in portfolio value and other risks associated with seeking long-term capital appreciation through investments in common stocks and other equity-type securities.

   Fund "I" -   Fidelity Fund seeks long-term capital growth.  To provide a current return, the fund also seeks current income. The fund invests mainly in common stock and securities that are convertible into common stock.

   Fund "J" -   Vanguard/Windsor II seeks to provide long-term growth of capital and income. The Fund's secondary objective is to provide current income. These investment objectives are fundamental and cannot be changed without the approval of a majority of the Fund's shareholders.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   __________


9. Alternative Investment Funds, Continued
   ---------------------------------------
   Fund "K" -   T. Rowe Price International Stock Fund seeks long-term growth of capital through investments primarily in common stocks of established, non-U.S. companies. The fund expects to invest substantially all of its assets outside the U.S. and to diversify broadly among countries throughout the world, both developed, newly industrialized, and emerging.

   Fund "L" -   Benchmark Short-Intermediate Bond Portfolio Fund in pursuing its investment objective, the Short-Intermediate Bond
                Portfolio invests in a broad range of bonds and other fixed income securities. The Portfolio's dollar weighted average maturity will be between two and five years. The Portfolio will invest primarily in investment-grade fixed income securities of all types and in any proportion, and may include obligations of the U.S. Government, its agencies or instrumentalities, obligations of foreign governments, obligations of U.S. and foreign corporations and obligations of U.S. and foreign banks. Under normal market conditions, at least 65% of the Portfolio's total assets will be invested in bonds, debentures, mortgage and other asset-related securities, zero coupon bonds and convertible debentures. The
                Portfolio may also invest in short-term notes, bills, commercial paper and certificates of deposit.

   Effective January 1, 1989, the Tax Reform Act provided that plan participants who reach age 55 and have 10 years of service in the Plan are provided with the option of diversifying a portion of their companies' account balance out of company stock and into alternative investment funds. The diversification is limited to 25% of all company stock acquired after December 31, 1986. After age 60 (and with 10 years of service in the plan), such participants have the right to diversify up to 50% of all company stock acquired after December 31, 1986. The period to make the election to diversify is during the first 90 days of the calendar year in which a participant attains age 55 and has completed 10 years of service in the plan.

   The investment options available for diversification at December 31, 1995 are:

   Fund "E" -    Short-term investment fund composed of high grade money market investments with very short-term maturities.
   Fund "F" -    Intermediate-term fund composed of high-grade securities with maturities of five years or less.
   Fund "G" -    Open ended no load mutual fund with primary objective being capital appreciation.

   At December 31, 1995, there were 16 participants in Fund "E", 19 participants in Fund "F" and 73 participants in Fund "G".

   Individual statements for each fund described above are contained in Supplemental Schedules II and III which are included herein by reference.

   Statements for each fund described above follow (Fund "B" is employer directed only and is included for informational purposes only):

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                              Allocation of Net Assets Available for Plan
                          Benefits - Employee's Account by Investment Program

                                           December 31, 1995

                                      __________________________


                                      Fund "A"    Fund "O"    Fund "H"   Fund "I"    Fund "J"    Fund "K"    Fund "L"    Combined
                                     ----------  ----------  ---------- ----------  ----------  ----------  ----------  ---------

ASSETS
Investments, at fair value:
 Collective Trusts:
  Short-term Investment Fund         $4,501,568  $1,848,899  $    8,172 $   21,748  $    8,008  $    4,176  $    2,444 $ 6,395,015
 Old Republic
  International Corporation:
   Common shares                              -   4,634,880           -          -           -           -           -   4,634,880
   Debentures                                 -      20,250           -          -           -           -           -      20,250
 United States
  Government obligations              5,771,312   4,659,601           -          -           -           -           -  10,430,913
 Corporate bonds                     18,946,969           -           -          -           -           -           -  18,946,969
 Other common stock                           -     210,750           -          -           -           -           -     210,750
 Mutual funds                                 -     235,644   1,338,088  1,344,401   1,853,004   1,008,251     137,033   5,916,421
                                     ----------  ----------  ----------  ---------  ----------  ----------  ----------  ----------
                                     29,219,849  11,610,024   1,346,260  1,366,149   1,861,012   1,012,427     139,477  46,555,198

Contributions receivable:
 Employees                               94,994      26,925       4,960      7,113       9,881       6,536         871     151,280
Accrued interest and
 dividends receivable                   489,155      97,120          37         56          55          27           5     586,455
                                    ----------- -----------  ---------- ----------  ----------  ----------  ---------- -----------
                                    $29,803,998 $11,734,069  $1,351,257 $1,373,318  $1,870,948  $1,018,990  $  140,353 $47,292,933
                                    =========== ===========  ========== ==========  ==========  ==========  ========== ===========

LIABILITIES AND NET ASSETS AVAILABLE FOR
 PLAN BENEFITS
Unpaid withdrawal and
 termination benefits                  $174,421    $132,905     $49,205   $ 49,749  $   38,863  $   20,125  $    1,145 $   466,413
Other payables (receivables)            (25,488)     (1,328)     29,924    (11,261)     29,697       8,982         339      30,865
                                    ----------- -----------  ---------- ----------  ----------  ----------  ---------- -----------
Total liabilities                       148,933     131,577      79,129     38,488      68,560      29,107       1,484     497,278
                                    ----------- -----------  ---------- ----------  ----------  ----------  ---------- -----------
Net assets available for
 plan benefits                       29,655,065  11,602,492   1,272,128  1,334,830   1,802,388     989,883     138,869  46,795,655
                                    ----------- -----------  ---------- ----------  ----------  ----------  ---------- -----------

                                    $29,803,998 $11,734,069  $1,351,257 $1,373,318  $1,870,948  $1,018,990  $  140,353 $47,292,933
                                    =========== ===========  ========== ==========  ==========  ==========  ========== ===========

                                       17

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                              Allocation of Net Assets Available for Plan
                          Benefits - Employee's Account by Investment Program

                                           December 31, 1994

                                      __________________________


                                                          Fund "A"         Fund "O"         Combined
                                                          --------         --------         --------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund                          $ 9,106,298       $  754,810      $  9,861,108
  Old Republic International Corporation:
    Common shares                                             -            2,774,400         2,774,400
    Debentures                                                -               14,400            14,400
  United States Government obligations                    4,788,196            -             4,788,196
  Corporate bonds                                        14,885,388            -            14,885,388
  Other common stock                                          -            4,809,782         4,809,782
  Mutual funds                                                -              273,224           273,224
                                                        -----------       ----------       -----------
                                                         28,779,882        8,626,616        37,406,498
                                                        ===========       ==========       ===========

Contributions receivable:
  Employees                                                  (6,511)           8,407             1,896
Accrued interest and dividends receivable                   445,447           20,653           466,100
                                                        -----------       ----------       -----------
                                                        $29,218,818       $8,655,676       $37,874,494
                                                        ===========       ==========       ===========

LIABILITIES AND NET ASSETS AVAILABLE FOR
 PLAN BENEFITS
Unpaid withdrawal and termination benefits              $   749,982       $  309,361       $ 1,059,343
Other payables                                               35,750            9,270            45,020
                                                        -----------       ----------       -----------
Total liabilities                                           785,732          318,631         1,104,363
                                                        -----------       ----------       -----------

Net assets available for plan benefits                   28,433,086        8,337,045        36,770,131
                                                        -----------       ----------       -----------

                                                        $29,218,818       $8,655,676       $37,874,494
                                                        ===========       ==========       ===========

                                       18

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                              Allocation of Net Assets Available for Plan
                          Benefits - Companies' Account by Investment Program

                                           December 31, 1995
                                      __________________________


                                                     Fund "B"         Fund "E"         Fund "F"       Fund "G"         Combined
                                                   ------------      ---------        ---------       --------       ------------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund                     $    610,952        $36,688        $      74       $     84       $    647,798
  Old Republic International Corporation:
    Series "D" preferred shares                     158,022,428            -                -              -          158,022,428
    Common shares                                    11,242,424            -                -              -           11,242,424
  Mutual funds                                            -                -            103,509        721,946            825,455
                                                   ------------       --------        ---------       --------       ------------
                                                    169,875,804         36,688          103,583        722,030        170,738,105

Contributions receivable:
  Companies                                           1,296,847            -                -             -             1,296,847
Accrued interest and dividends receivable                 4,853            181              -                1              5,035
                                                   ------------       --------        ---------       --------       ------------
                                                   $171,177,504        $36,869        $ 103,583       $722,031       $172,039,987
                                                   ============       ========        =========       ========       ============

LIABILITIES AND NET ASSETS AVAILABLE FOR
 PLAN BENEFITS
Notes payable to banks                             $ 13,934,234        $   -          $     -         $    -         $ 13,934,234
Accrued interest payable                                159,540            -                -              -              159,540
Unpaid (recoverable) administrative expenses             (7,191)            24               69            465             (6,633)
                                                   ------------        -------        ---------       --------       ------------
   Total liabilities                                 14,086,583             24               69            465         14,087,141
                                                   ------------        -------        ---------       --------       ------------

Net assets available for plan benefits:
  Allocated to participants                         135,355,161         36,845          103,514        721,566        136,217,086
  Not allocated to participants                      21,735,760            -                -              -           21,735,760
                                                   ------------        -------        ---------       --------       ------------
   Total net assets available for plan
   benefits                                         157,090,921         36,845          103,514        721,566        157,952,846
                                                   ------------        -------        ---------       --------       ------------
                                                   $171,177,504        $36,869        $ 103,583       $722,031       $172,039,987
                                                   ============        =======        =========       ========       ============

                                       19

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                              Allocation of Net Assets Available for Plan
                          Benefits - Companies' Account by Investment Program

                                           December 31, 1994
                                      __________________________


                                                  Fund "B"          Fund "E"       Fund "F"        Fund "G"         Combined
                                                ------------        -------        --------        --------       ------------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund                  $     99,597        $24,207        $     -         $      1       $    123,805
  Old Republic International Corporation:
    Series "D" preferred shares                   94,590,890            -                -              -           94,590,890
    Common shares                                  7,413,891            -                -              -            7,413,891
  Mutual funds (See Note 1.E.)                         -                -             71,087        554,691            625,778
                                                ------------        -------        ---------       --------       ------------
                                                 102,104,378         24,207           71,087        554,692        102,754,364

Contributions receivable:
  Companies                                        5,255,167            -                -             -             5,255,167
Accrued interest and dividends receivable              1,782            117               89            960              2,948
                                                ------------        -------        ---------       --------       ------------
                                                $107,361,327        $24,324        $  71,176       $555,652       $108,012,479
                                                ============        =======        =========       ========       ============
LIABILITIES AND NET ASSETS AVAILABLE FOR
 PLAN BENEFITS
Notes payable to banks                          $ 16,084,234        $   -          $     -         $    -         $ 16,084,234
Accrued interest payable                             164,026            -                -              -              164,026
Unpaid administrative expenses                         4,595             39               71            506              5,211
                                                ------------        -------        ---------       --------       ------------
   Total liabilities                              16,252,855             39               71            506         16,253,471
                                                ------------        -------        ---------       --------       ------------
Net assets available for plan benefits:
  Allocated to participants                       81,795,798         24,285           71,105        555,146         82,446,334
  Not allocated to participants                    9,312,674            -                -              -            9,312,674
                                                ------------        -------        ---------       --------       ------------
   Total net assets available for plan
   benefits                                       91,108,472         24,285           71,105        555,146         91,759,008
                                                ------------        -------        ---------       --------       ------------
                                                $107,361,327        $24,324        $  71,176       $555,652       $108,012,479
                                                ============        =======        =========       ========       ============

                                       20

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                             Allocation of Changes in Net Assets Available
                     for Plan Benefits - Employees' Account by Investment Program
                                 for the year ended December 31, 1995

                                      __________________________



                                      Fund "A"    Fund "O"    Fund "H"    Fund "I"    Fund "J"    Fund "K"   Fund "L"    Combined
                                     ----------  ----------  ----------  ----------  ----------  ---------  ----------  ----------
Additions:
 Employee contributions              $4,388,734  $1,666,728    $350,788    $420,508   $ 513,376  $ 344,256  $   39,520  $7,723,910
 Interfund transfers                 (2,529,414)   (562,836)    733,521     731,721     947,826    590,063      89,119           -
 Interest income                      1,859,584     132,770         513         709         703        466         114   1,994,859
 Dividend income                              -     166,105      12,186      19,272      44,377     14,253       5,593     261,786
 Net appreciation (depreciation)
  in fair value of investments        1,103,221   3,120,565     255,988     239,823     352,508     82,244       6,076   5,160,425
                                     ----------  ----------  ----------  ----------   ---------  ---------  ----------  ----------
                                      4,822,125   4,523,332   1,352,996   1,412,033   1,858,790  1,031,282     140,422  15,140,980
                                     ----------  ----------  ----------  ----------   ---------  ---------  ----------  ----------

  Termination and withdrawal benefits 3,578,836   1,250,634      80,343      76,662      55,650     40,973       1,493   5,084,591
  Administrative expenses                21,310       7,251         525         541         752        426          60      30,865
                                     ----------  ----------  ----------  ----------   ---------  ---------  ----------  ----------
                                      3,600,146   1,257,885      80,868      77,203      56,402     41,399       1,553   5,115,456
                                     ----------  ----------  ----------  ----------   ---------  ---------  ----------  ----------

NET ADDITIONS (DEDUCTIONS)            1,221,979   3,265,447   1,272,128   1,334,830   1,802,388    989,883     138,869  10,025,524

  Net assets available for plan
   benefits, beginning of year       28,433,086   8,337,045           -           -           -          -           -  36,770,131
                                     ----------  ----------  ----------  ----------   ---------  ---------  ----------  ----------

  NET ASSETS AVAILABLE FOR
   PLAN BENEFITS, END OF YEAR       $29,655,065 $11,602,492  $1,272,128  $1,334,830  $1,802,388  $  989,883  $ 138,869 $46,795,655
                                    =========== ===========  ==========  ==========  ==========  ==========  ========= ===========

                                       21

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                 EMPLOYEES SAVING AND STOCK OWNERSHIP

                             Allocation of Changes in Net Assets Available
                     for Plan Benefits - Employees' Account by Investment Program
                                 for the year ended December 31, 1994

                                    ______________________________


                                                           Fund "A"          Fund "O"          Combined
                                                         -----------        ----------       -----------
Additions:
  Employee contributions                                 $ 5,545,240        $2,207,707       $ 7,752,947
  Interfund transfers                                        (58,655)           58,655             -
  Interest income                                          1,776,051            20,542         1,796,593
  Dividend income                                              -               208,270           208,270
  Net appreciation (depreciation) in
   fair value of investments                              (1,736,774)          106,485        (1,630,289)
                                                         -----------        ----------       -----------
                                                           5,525,862         2,601,659         8,127,521
                                                         -----------        ----------       -----------

  Termination and withdrawal benefits                      4,589,316         1,184,482         5,773,798
  Administrative expenses                                     19,904             5,462            25,366
                                                         -----------        ----------       -----------
                                                           4,609,220         1,189,944         5,799,164
                                                         -----------        ----------       -----------

NET ADDITIONS (DEDUCTIONS)                                   916,642         1,411,715         2,328,357

Net assets available for plan benefits,
 beginning of year                                        27,516,444         6,925,330        34,441,774
                                                         -----------        ----------       -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 END OF YEAR                                             $28,433,086        $8,337,045       $36,770,131
                                                         ===========        ==========       ===========

                                       22

   ---------------------------------------


                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                 EMPLOYEES SAVING AND STOCK OWNERSHIP

                             Allocation of Changes in Net Assets Available
                     for Plan Benefits - Companies' Account by Investment Program
                                 for the year ended December 31, 1995
                                      __________________________

                                                Fund "B"         Fund "E"       Fund "F"       Fund "G"         Combined
                                              ------------       --------       --------       --------       ------------
Additions:
  Company contributions                       $  1,304,571       $   -          $   -          $   -          $  1,304,571
  Interfund transfers                             (132,929)        11,391         23,613         97,925              -
  Interest income                                  170,943          1,977          5,231            275            178,426
  Dividend income                                3,048,184           -              -             4,522          3,052,706
  Net appreciation (depreciation) in
   fair value of investments                    68,057,517           -             5,543        126,489         68,189,549
                                              ------------       --------       --------       --------       ------------
                                                72,448,286         13,368         34,387        229,211         72,725,252
                                              ------------       --------       --------       --------       ------------

Deductions:
  Termination and withdrawal benefits            5,276,424            784          1,909         62,327          5,341,444
  Interest expense                                 978,107           -              -              -               978,107
  Administrative expenses                          211,306             24             69            464            211,863
                                              ------------       --------       --------       --------       ------------
                                                 6,465,837            808          1,978         62,791          6,531,414
                                              ------------       --------       --------       --------       ------------

    NET ADDITIONS (DEDUCTIONS)                  65,982,449         12,560         32,409        166,420         66,193,838

Net assets available for plan benefits,
 beginning of year                              91,108,472         24,285         71,105        555,146         91,759,008
                                              ------------       --------       --------       --------       ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 END OF YEAR                                  $157,090,921       $ 36,845       $103,514       $721,566       $157,952,846
                                              ============       ========       ========       ========       ============

                                       23

   ---------------------------------------

                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                 EMPLOYEES SAVING AND STOCK OWNERSHIP

                             Allocation of Changes in Net Assets Available
                     for Plan Benefits - Companies' Account by Investment Program
                                 for the year ended December 31, 1994
                                      __________________________

                                                Fund "B"          Fund "E"       Fund "F"       Fund "G"         Combined
                                              ------------        --------       --------       --------       ------------
Additions:
  Company contributions                       $  5,268,531        $   -          $   -          $   -          $  5,268,531
  Interfund transfers                             (367,607)         12,310         32,831        322,466              -
  Interest income                                   20,524           1,182          3,119          8,218             33,043
  Dividend income                                3,150,704            -              -             1,960          3,152,664
  Net appreciation (depreciation) in
   fair value of investments                    (7,146,643)           -            (1,795)         7,028         (7,141,410)
                                              ------------        --------       --------       --------       ------------
                                                   925,509          13,492         34,155        339,672          1,312,828
                                              ------------        --------       --------       --------       ------------

Deductions:
  Termination and withdrawal benefits            8,289,208          15,244          4,571         51,564          8,360,587
  Interest expense                                 879,687            -              -              -               879,687
  Administrative expenses                          260,556              21             46            349            260,972
                                              ------------        --------       --------       --------       ------------
                                                 9,429,451          15,265          4,617         51,913          9,501,246
                                              ------------        --------       --------       --------       ------------

    NET ADDITIONS (DEDUCTIONS)                  (8,503,942)         (1,773)        29,538        287,759         (8,188,418)

Net assets available for plan benefits,
 beginning of year                              99,612,414          26,058         41,567        267,387         99,947,426
                                              ------------        --------       --------       --------       ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 END OF YEAR                                  $ 91,108,472        $ 24,285       $ 71,105       $555,146       $ 91,759,008
                                              ============        ========       ========       ========       ============

                                       24

                             SUPPLEMENTAL SCHEDULES


OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
ASSETS AND LIABILITIES
AT DECEMBER 31, 1994 and 1995
- ----------------------------------------------------------------------------------------------------------------------------------
31. Current value of plan assets and liabilities at the beginning and end of the plan year.  Combine the value of plan assets held in more than one trust.  Allocate the value of the plan's interest in a comingled trust containing the assets of more than one plan on a line-by-line basis unless the trust meets one of the specific exceptions described in the instructions.  Do not enter the value of that portion of an insurance contract that guarantees, during this plan year, to pay specific dollar benefit at a future date.  ROUND OFF AMOUNTS TO THE NEAREST DOLLAR; ANY OTHER AMOUNTS ARE SUBJECT TO REJECTION. Plans with no assets at the beginning and the end of the plan year, enter -0- on line 31f.
- ----------------------------------------------------------------------------------------------------------------------------------
                        ASSETS                                              |        | (a)Beginning of Year |    (b)End of Year
a   Total noninterest-bearing cash                                          | a      |                   0  |                   0
b   Receivables: (1) Employer contributions                                 | b(1)   |           5,255,167  |           1,296,847
    (2) Participant contributions                                           | (2)    |               1,896  |             151,280
    (3) Income                                                              | (3)    |             469,048  |             591,490
    (4) Other                                                               | (4)    |                   0  |                   0
    (5) Less allowance for doubtful accounts                                | (5)    |                   0  |                   0
    (6) Total. Add lines 31b(1) through 31b(4) and subtract line 31b(5)  >  | (6)    |           5,726,111  |           2,039,617
c   General investments: (1) Interest-bearing cash (including money market  | c(1)   |                   0  |                   0
    (2) Certificates of deposit                                             | (2)    |                   0  |                   0
    (3) U.S. Government securities                                          | (3)    |           4,788,196  |          10,430,913
    (4) Corporate debt instruments: (A) Preferred                           | (4)(A) |                   0  |                   0
        (B) All other                                                       | (4)(B) |          14,885,388  |          18,946,969
    (5) Corporate stocks: (A) Preferred                                     | (5)(A) |                   0  |                   0
        (B) Common                                                          | (5)(B) |           4,809,782  |             210,750
    (6) Partnership/joint venture interests                                 | (6)    |                   0  |                   0
    (7) Real estate: (A) Income-producing                                   | (7)(A) |                   0  |                   0
        (B) Nonincome-producing                                             | (7)(B) |                   0  |                   0
    (8) Loans (other than to participants) secured by mortgages: (A) Reside | (8)(A) |                   0  |                   0
        (B) Commercial                                                      | (8)(B) |                   0  |                   0
    (9) Loans to participants: (A) Mortgages                                | (9)(A) |                   0  |                   0
        (B) Other                                                           | (9)(B) |                   0  |                   0
    (10)Other loans                                                         | (10)   |                   0  |                   0
    (11)Value of interest in common/collective trusts                       | (11)   |           9,984,913  |           7,042,813
    (12)Value of interest in pooled separate accounts                       | (12)   |                   0  |                   0
    (13)Value of interest in master trusts                                  | (13)   |                   0  |                   0
    (14)Value of interest in 103-12 investment entities                     | (14)   |                   0  |                   0
    (15)Value of interest in registered investment companies                | (15)   |                   0  |                   0
    (16)Value of funds held in insurance company general account (unallocat | (16)   |                   0  |                   0
    (17)Other                                                               | (17)   |             899,002  |           6,741,876
    (18)Total. Add lines 31c(1) through 31c(17)                          >  | (18)   |          35,367,281  |          43,373,321
d   Employer-related investments: (1) Employer securities                   | d(1)   |         104,793,581  |         173,919,982
    (2) Employer real property                                              | (2)    |                   0  |                   0
e   Buildings and other property used in plan operation                     | e      |                   0  |                   0
f   TOTAL assets. Add lines 31a, 31b(6), 31c(18), 31d(1), 31d(2), and 31 >  | f      |         145,886,973  |         219,332,920
                                                                            |        |                      |
                        LIABILITIES                                         |        |                      |
g   Benefit claims payable                                                  | g      |           1,059,343  |             466,413
h   Operating payables                                                      | h      |             214,257  |             183,772
i   Acquisition indebtedness                                                | i      |          16,084,234  |          13,934,234
j   Other liabilities                                                       | j      |                   0  |                   0
k   TOTAL liabilities. Add lines 31g through 31j                         >  | k      |          17,357,834  |          14,584,419
                                                                            |        |                      |
                        NET ASSETS                                          |        |                      |
l   Subtract line 31k from line 31f.                                     >  | l      |         128,529,139  |         204,748,501




OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
INCOME, EXPENSES, AND CHANGES IN NET ASSETS
FOR THE YEAR ENDED DECEMBER 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------
32. Plan income, expenses, and changes in net assets for the plan year. Include all income and expenses of the plan, including any trust(s) or seperately maintained fund(s), and any payments/receipts to/from insurance carriers. ROUND OFF AMOUNTS TO
    THE NEAREST DOLLAR; ANY OTHER AMOUNTS ARE SUBJECT TO REJECTION.
- ------------------------------------------------------------------------------------------------------------------------------
                               INCOME                                          |         |   (a) Amount    |     (b) Total
a   Contributions:                                                             |         |                 |
    (1) Received or receivable from:                                           |         |                 |
        (A) Employers                                                          | a(1)(A) |      1,304,571  |
        (B) Participants                                                       | (B)     |      7,723,910  |
        (C) Others                                                             | (C)     |              0  |
    (2) Noncash contributions                                                  | (2)     |              0  |
    (3) Total contributions. Add lines 32a(1)(A),(B),(C) and line 32a(2).   >  | (3)     |                 |        9,028,481
b   Earnings on investments:                                                   |         |                 |
    (1) Interest:                                                              |         |                 |
        (A) Interest-bearing cash (including money market funds)               | b(1)(A) |        790,439  |
        (B) Certificates of deposit                                            | (B)     |              0  |
        (C) U.S. Government securities                                         | (C)     |        361,011  |
        (D) Corporate debt instruments                                         | (D)     |      1,021,835  |
        (E) Mortgage loans                                                     | (E)     |              0  |
        (F) Other loans                                                        | (F)     |              0  |
        (G) Other interest                                                     | (G)     |              0  |
        (H) Total interest. Add lines 32b(1)(A) through (G)                 >  | (H)     |                 |        2,173,285
    (2) Dividends: (A) Preferred stock                                         | b(2)(A) |      2,883,932  |
        (B) Common stock                                                       | (B)     |        430,560  |
        (C) Total dividends. Add lines 32b(2)(A) and (B).                   >  | (C)     |                 |        3,314,492
    (3) Rents                                                                  | (3)     |                 |
    (4) Net gain (loss) on sale of assets: (A) Aggregate proceeds              | (4)(A)  |     14,822,971  |
        (B) Aggregate carrying amount (see instructions)                       | (B)     |     12,589,326  |
        (C) Subtract (B) from (A) and enter result                             | (C)     |                 |        2,233,645
    (5) Unrealized appreciation (depreciation) of assets                       | (5)     |                 |       71,116,329
    (6) Net investment gain (loss) from common/collective trusts               | (6)     |                 |                0
    (7) Net investment gain (loss) from pooled separate accounts               | (7)     |                 |                0
    (8) Net investment gain (loss) from master trusts                          | (8)     |                 |                0
    (9) Net investment gain (loss) from 103-12 investment entities             | (9)     |                 |                0
    (10)Net investment gain (loss) from registered investment companies        | (10)    |                 |                0
c   Other income                                                               | c       |                 |                0
d   Total income. Add all amounts in column (b) and enter total.            >  | d       |                 |       87,866,232
                              EXPENSES                                         |         |                 |
e   Benefit payment and payments to provide benefits:                          |         |                 |
    (1) Directly to participants or beneficiaries                              | e(1)    |     10,426,035  |
    (2) To insurance carriers for the provision of benefits                    | (2)     |              0  |
    (3) Other                                                                  | (3)     |              0  |
    (4) Total payments. Add lines 32e(1) through 32e(3)                     >  | (4)     |                 |       10,426,035
f   Interest expense                                                           | f       |                 |          978,107
g   Administrative expenses: (1) Salaries and allowances                       | g(1)    |              0  |
    (2) Accounting fees                                                        | (2)     |         45,815  |
    (3) Actuarial fees                                                         | (3)     |              0  |
    (4) Contract administrator fees                                            | (4)     |              0  |
    (5) Investment advisory and management fees                                | (5)     |        127,787  |
    (6) Legal fees                                                             | (6)     |          8,096  |
    (7) Valuation/appraisal fees                                               | (7)     |          5,000  |
    (8) Trustees fees/expenses (including travel, seminars, meetings, etc.)    | (8)     |         56,030  |
    (9) Other                                                                  | (9)     |              0  |
    (10)Total administrative fees. Add lines 32g(1) through 32g(9).            | (10)    |                 |          242,728
h   Total expenses. Add lines 32e(4), 32f, and 32g(10).                     >  | h       |                 |       11,646,870
i   Net income (loss). Subtract line 32h from line 32d.                     >  | i       |                 |       76,219,362
j   Transfers to (from) the plan (see instructions)                            | j       |                 |                0
k   Net assets at beginning of year (line 31l, column (a)).                    | k       |                 |      128,529,139
l   Net assets at end of year (line 31l, column (b)).                       >  | l       |                 |      204,748,501

                                                            27


   OLD REPUBLIC INTERNATIONAL CORPORATION                                                                SCHEDULE I
      EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                                                           PAGE 1 of 3
   FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
   ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
   DECEMBER 31, 1995
   ********************************************************
                                                                        (c)
                                                    DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                    RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                    ---------------------------------------------------
                  (b)                                                                   SHARES, PAR,                        (e)
       IDENTITY OF ISSUE, BORROWER,                   MATURITY    RATE OF                OR MATURITY          (d)         CURRENT
   (a) LESSOR, OR SIMILAR PARTY                         DATE      INTEREST   COLLATERAL     VALUE            COST          VALUE
   --- --------------------------                    ----------  ----------  ----------  ----------       ----------    ----------
       COLLECTIVE TRUSTS:
             SHORT-TERM INVESTMENT FUND                 N/A       VARIABLE      N/A       7,042,813 sh    $7,042,813    $7,042,813
                                                                                         ==========      -----------   -----------

       EMPLOYER SECURITIES:
          OLD REPUBLIC INTERNATIONAL CORP.:
             SERIES D PREFERRED STOCK                   N/A         N/A         N/A      22,256,680 sh   $39,537,500  $158,022,428
                                                                                         ==========      -----------  ------------
             COMMON STOCK                               N/A         N/A         N/A         447,248 sh    $3,755,629   $15,877,304
                                                                                         ==========      -----------  ------------
             SUBORDINATED CONVERTIBLE
                DEBENTURE                            08/15/2002      5.750%     N/A         $15,000 par      $15,360       $20,250
                                                                                         ==========      -----------  ------------

       UNITED STATES GOVERNMENT OBLIGATIONS:
          FEDERAL HOME LOAN MORTGAGE CORP.            09/19/01        7.900%    N/A        $500,000 par     $566,719      $553,595
          FEDERAL NATIONAL MORTGAGE CORP.             02/11/02        7.500%    N/A         325,000 par      357,594       354,757
          USA TREASURY NOTE                           08/31/00        6.250%    N/A         600,000 par      603,563       620,718
          USA TREASURY NOTE                           08/15/98        5.875%    N/A         600,000 par      598,313       609,468
          USA TREASURY NOTE                           08/31/97        6.000%    N/A         600,000 par      601,547       607,404
          USA TREASURY NOTE                           02/28/99        5.500%    N/A         500,000 par      502,969       503,435
          USA TREASURY NOTE                           05/15/05        6.500%    N/A         500,000 par      511,016       531,955
          USA TREASURY NOTE; SERIES B                 08/15/97        8.625%    N/A         500,000 par      538,750       526,250
          USA TREASURY NOTE; SERIES B                 08/15/03        5.750%    N/A         500,000 par      486,875       506,015
          USA TREASURY NOTE; SERIES C                 08/15/04        7.250%    N/A         500,000 par      534,766       556,015
          USA TREASURY NOTE; SERIES D                 11/15/96        7.250%    N/A         500,000 par      499,375       508,280
          USA TREASURY NOTE; SERIES G                 07/15/98        8.250%    N/A         500,000 par      517,188       535,155
          USA TREASURY NOTE; SERIES G                 07/15/99        6.375%    N/A         600,000 par      605,250       621,654
          USA TREASURY NOTE; SERIES H                 10/15/98        7.125%    N/A         500,000 par      527,500       524,060
          USA TREASURY NOTE; SERIES M                 04/30/98        5.125%    N/A         500,000 par      498,672       498,985
          USA TREASURY NOTE; SERIES P                 07/31/97        5.500%    N/A         750,000 par      753,633       753,750
          USA TREASURY NOTE; SERIES U                 12/31/97        6.000%    N/A         500,000 par      507,656       507,735
          USA TREASURY NOTE; SERIES V                 11/30/96        6.500%    N/A         600,000 par      604,875       606,372
          USA TREASURY NOTE; SERIES V                 11/30/96        6.500%    N/A         500,000 par      521,875       505,310
                                                                                        -----------      -----------   -----------
                                                                                        $10,075,000 par  $10,338,133   $10,430,913
                                                                                        ===========      -----------   -----------

       MUTUAL FUNDS:
          MFO OAKMARK FUND,HARRIS ASSOC.INVEST.TR.      N/A         N/A         N/A           4,112 sh       $65,113      $122,333
          MFO OAKMARK INTERNATIONAL FUND                N/A         N/A         N/A           9,153 sh       118,790       113,311
          MFB BENCHMARK SHORT-INTERMEDIATE BONDS        N/A         N/A         N/A           4,979 sh        99,852       103,509
          MFO FIDELITY TREND FUND                       N/A         N/A         N/A          13,757 sh       693,869       721,946
          MFO OAKMARK FUND, HARRIS ASSOC.INVEST.TR.     N/A         N/A         N/A          44,978 sh     1,120,409     1,338,088



   OLD REPUBLIC INTERNATIONAL CORPORATION                                                                              SCHEDULE I
      EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                                                                         PAGE 2 of 3
   FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
   ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
   DECEMBER 31, 1995
   ********************************************************
                                                                        (c)
                                                    DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                    RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                    ---------------------------------------------------
                  (b)                                                                   SHARES, PAR,                       (e)
       IDENTITY OF ISSUE, BORROWER,                   MATURITY    RATE OF                OR MATURITY          (d)        CURRENT
   (a) LESSOR, OR SIMILAR PARTY                         DATE      INTEREST   COLLATERAL     VALUE            COST         VALUE
   --- --------------------------                    ----------  ----------  ----------  ----------       ----------   ----------
       MUTUAL FUNDS (CONTINUED):
          MFO FIDELITY FUND                              N/A         N/A         N/A      59,460 sh        1,179,830    1,344,401
          MFO VANGUARD/WINDSOR II                        N/A         N/A         N/A      89,690 sh        1,558,468    1,853,004
          MFO T. ROWE PRICE INTERNATIONAL FUNDS          N/A         N/A         N/A      82,441 sh          942,302    1,008,251
          MFB BENCHMARK SHORT-INTERMEDIATE BONDS         N/A         N/A         N/A       6,591 sh          130,957      137,033
                                                                                        --------          -----------  ----------
                                                                                         315,161 sh       $5,909,589   $6,741,876
                                                                                        ========          -----------  ----------

       OTHER COMMON STOCK:
          CRAWFORD & CO.                                 N/A         N/A         N/A       6,000 sh          105,975       96,000
          RUBBERMAID INC.                                N/A         N/A         N/A       4,500 sh          123,249      114,750
                                                                                        --------          -----------  ----------
                                                                                          10,500 sh         $229,224     $210,750
                                                                                        ========          -----------  ----------

       CORPORATE BONDS:
          ARCHER DANIELS MIDLAND CO.                  05/15/03       6.250%      N/A     250,000 par         253,478      254,508
          ALABAMA POWER CO.                           08/01/99       6.375%      N/A     250,000 par         254,985      254,720
          AMERICAN BRANDS, INC.                       05/15/99       7.500%      N/A     250,000 par         263,000      262,705
          AMERICAN HOME PRODUCTS CORP.                04/15/97       6.875%      N/A     250,000 par         261,665      254,038
          BELLSOUTH TELECOMMUNICATIONS, INC.          02/01/00       6.500%      N/A     250,000 par         262,835      257,250
          BOEING CO.                                  03/01/96       8.375%      N/A     500,000 par         531,995      501,995
          BP AMERICA, INC.                            12/01/97       8.875%      N/A     250,000 par         261,748      265,083
          CAMPBELL SOUP CO.                           11/01/97       9.000%      N/A     250,000 par         280,890      264,818
          CAROLINA POWER & LIGHT CO.                  02/01/00       6.125%      N/A     250,000 par         253,063      252,878
          CHESAPEAKE & POTOMAC TELEPHONE CO.          05/01/03       6.000%      N/A     250,000 par         249,068      250,525
          CINCINNATI G & E                            02/15/99       5.800%      N/A     250,000 par         249,835      249,303
          COCA COLA CO.                               09/15/98       7.875%      N/A     250,000 par         249,230      264,410
          DAYTON HUDSON CORP.                         03/01/99       7.500%      N/A     250,000 par         260,233      262,978
          DILLIARD DEPARTMENT STORES, INC.            06/15/99       7.375%      N/A     215,000 par         225,266      224,654
          DU PONT,E.I. DeNEMOURS & CO.                10/15/96       8.450%      N/A     250,000 par         257,960      255,278
          EASTMAN KODAK CO.                           05/01/97       8.550%      N/A     202,000 par         209,537      209,478
          EXXON CAPITAL CORP.                         08/15/97       7.875%      N/A     250,000 par         250,938      259,548
          GANNETT, INC.                               03/01/98       5.250%      N/A     250,000 par         247,338      248,700
          GENERAL ELECTRIC CAPITAL CORP.              11/26/96       8.750%      N/A     250,000 par         267,355      256,763
          GENERAL ELECTRIC CO.                        05/01/96       7.875%      N/A     250,000 par         268,258      251,755
          GTE NORTHWEST                               02/15/99       6.125%      N/A     250,000 par         252,560      250,213
          CENTRAL TELEPHONE CO. OF CALIFORNIA         12/01/97       6.750%      N/A     250,000 par         235,805      250,685
          HEINZ, H. J. CO.                            10/15/99       6.750%      N/A     250,000 par         254,253      258,913
          IBM CORP.                                   11/01/97       6.375%      N/A     250,000 par         250,830      253,957
          ICI WILMINGTON, INC.                        11/15/00       9.500%      N/A     250,000 par         287,353      285,967
          INTERNATIONAL PAPER CO.                     03/15/00       9.700%      N/A     250,000 par         282,083      284,730
          KELLOGG CO                                  07/15/97       5.900%      N/A     200,000 par         199,570      201,115



OLD REPUBLIC INTERNATIONAL CORPORATION                                                                               SCHEDULE I
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                                                                          PAGE 3 of 3
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1995
********************************************************
                                                                     (c)
                                                 DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                 RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                 -------------------------------------------------
               (b)                                                                   SHARES, PAR,                        (e)
    IDENTITY OF ISSUE, BORROWER,                   MATURITY    RATE OF                OR MATURITY          (d)         CURRENT
(a) LESSOR, OR SIMILAR PARTY                         DATE      INTEREST   COLLATERAL     VALUE            COST          VALUE
- --- --------------------------                    ----------  ----------  ----------  ----------       ----------    ----------
    CORPORATE BONDS (CONTINUED):
       KIMBERLY-CLARK CORP.                        06/01/97     9.125%        N/A     $200,000 par      $215,102      $209,240
       LILLY, ELI                                  11/15/99     6.750%        N/A      250,000 par       255,275       258,555
       LOUISVILLE GAS & ELECTRIC CO.               06/01/98     6.750%        N/A      250,000 par       237,960       251,400
       MERCK & CO., INC.                           05/01/96     7.750%        N/A      250,000 par       252,278       251,677
       MOBIL CORP.                                 12/17/96     6.500%        N/A      250,000 par       258,808       252,175
       MONONGAHELA POWER CO.                       04/01/00     5.625%        N/A      250,000 par       247,223       248,467
       MORGAN, J.P. & CO.                          11/15/98     7.625%        N/A      250,000 par       272,280       263,100
       MOUNTAIN STATES TELEPHONE & TELEGRAPH CO.   05/01/00     9.500%        N/A      250,000 par       284,113       283,810
       NATIONAL RURAL UTILILITIES CO-OP FIN. CORP  05/15/97     9.500%        N/A      250,000 par       266,790       262,067
       NEW ENGLAND TELEPHONE & TELEGRAPH CO.       03/15/03     6.250%        N/A      250,000 par       253,360       253,255
       NORDSTROM, INC.                             02/15/98     8.875%        N/A      250,000 par       265,505       266,345
       NORFOLF & SOUTHERN RAILWAY SERIES D CERT.   08/01/99     6.500%        N/A      500,000 par       501,670       513,125
       NORTHERN ILLINOIS GAS CO.                   02/01/97     5.500%        N/A      300,000 par       298,800       299,679
       NORTHERN STATES POWER                       10/01/97     5.875%        N/A      250,000 par       250,988       250,967
       NORWEST FINANCIAL, INC.                     04/15/98     5.500%        N/A      250,000 par       248,155       249,960
       OHIO BELL TELEPHONE CO.                     05/01/00     5.750%        N/A      150,000 par       151,839       150,074
       OKLAHOMA GAS & ELECTRIC CO.                 01/01/97     5.125%        N/A      500,000 par       481,050       495,310
       PACIFIC NORTHWEST BELL TELEPHONE CO.        12/01/96     7.500%        N/A      250,000 par       265,765       254,287
       PACIFIC TELEPHONE & TELEGRAPH CO.           05/01/00     4.625%        N/A      500,000 par       437,855       471,875
       PENNEY, J. C., INC.                         11/15/98     5.375%        N/A      250,000 par       247,580       248,832
       PEPSICO, INC.                               10/01/98     7.750%        N/A      250,000 par       262,885       262,675
       PFIZER, INC.                                10/01/96     7.125%        N/A      250,000 par       261,273       252,795
       PRIVATE EXPORT FUNDING CORP.                01/31/02     7.300%        N/A      500,000 par       550,215       540,695
       ROCKWELL INTERNATIONAL CORP.                02/15/01     8.375%        N/A      250,000 par       288,465       277,670
       SHELL OIL CO.                               12/15/98     6.950%        N/A      250,000 par       258,458       258,987
       SMITHKLINE BEECHAM CORP.                    01/26/96     5.250%        N/A      250,000 par       249,883       249,925
       SOUTHERN BELL TELEPHONE & TELEGRAPH CO.     09/01/00     4.750%        N/A      500,000 par       438,010       475,730
       SOUTHERN CALIFORNIA EDISON CO.              04/15/99     7.500%        N/A      500,000 par       519,675       524,370
       SOUTHWESTERN BELL TELEPHONE CO.             06/01/96     8.300%        N/A      500,000 par       533,370       505,310
       TAMPA ELECTRIC CO.                          05/01/00     5.750%        N/A      250,000 par       250,780       249,670
       TEXACO CAPITAL, INC.                        07/15/99     6.875%        N/A      500,000 par       499,030       516,695
       UNION PACIFIC RAILROAD CO.                  01/15/98     6.440%        N/A      200,000 par       202,192       202,966
       UPJOHN CO.                                  04/15/00     5.875%        N/A      250,000 par       252,893       250,995
       WALMART STORES, INC.                        09/15/97     5.500%        N/A      250,000 par       245,973       249,890
       WARNER LAMBERT                              09/01/98     8.000%        N/A      250,000 par       270,373       264,020
       WEST PENN POWER CO.                         06/01/98     5.500%        N/A      250,000 par       249,318       249,397
       WMX TECHNOLOGIES, INC.                      03/22/97     7.125%        N/A      250,000 par       254,590       254,375
       WORLD BOOK FINANCE, INC.                    09/01/96     8.125%        N/A      250,000 par       270,788       253,950
       XEROX CORP.                                 03/15/00     9.750%        N/A      250,000 par       283,633       285,687
                                                                                   ---------------   -----------  ------------
                                                                                   $18,467,000 par   $18,955,323   $18,946,969
                                                                                   ===============   -----------  ------------
    PLAN TOTAL                                                                                       $85,783,572  $217,293,303
                                                                                                     ===========  ============

                                                                  30


OLD REPUBLIC INTERNATIONAL CORPORATION                                                                            SCHEDULE II
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES-
   INVESTMENT ASSETS BOTH ACQUIRED AND SOLD IN 1995
DECEMBER 31, 1995
*********************************************************
                                                                  (b)
                                              DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                              RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                              --------------------------------------------------

                    (a)                                                                                (c)           (d)
       IDENTITY OF ISSUE, BORROWER,             MATURITY    RATE OF                   PAR OR         COST OF     PROCEEDS OF
       LESSOR, OR SIMILAR PARTY                   DATE      INTEREST   COLLATERAL  MATURITY VALUE  ACQUISITIONS  DISPOSITIONS
       --------------------------              ----------  ----------  ----------  --------------  ------------  ------------
       MUTUAL FUNDS:
            MFO-OAKMARK FUND,HARRIS ASSOCIATES
              INVESTMENT TRUST
              (645.3 SHARES)                      N/A         N/A         N/A           N/A           $15,373       $17,618

            MFO-FIDELITY FUND, OPEN END FUND
              (1039.69 SHARES)                    N/A         N/A         N/A           N/A            19,364        21,338

            MFO-VANGUARD/WINDSOR II, OPEN END
              FUND (137.31 SHARES)                N/A         N/A         N/A           N/A             2,196         2,206

            MFO-T. ROWE PRICE INTERNATIONAL
              FUNDS, INC., INTERNATIONAL STOCK
              FUND (530.48 SHARES)                N/A         N/A         N/A           N/A             5,992         6,450

            LaSALLE NATIONAL TRUST-REMBRANDT
              TREASURY MONEY MARKET FUND
              (4,070,420 SHARES)                  N/A         N/A         N/A           N/A         4,070,420     4,070,420

       COMMON STOCKS:
            AMERICAN TELEPHONE & TELEGRAPH
              CORP. (2,000 SHARES)                N/A         N/A         N/A           N/A           103,950       124,336

            THE NORTHERN TRUST CO.
              (1,000 SHARES)                      N/A         N/A         N/A           N/A            32,750        46,000

            WACHOVIA CORP. (1,000 SHARES)         N/A         N/A         N/A           N/A            32,205        36,619




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                      for the year ended December 31, 1995

                                   ____________



                                           Dividend/                                        Face Value
                                           Interest                Date of                      of                     Net Gain
Identity of Party or Investment Involved     Rate      Maturity  Transaction   Investment   Transaction      Cost      or (Loss)
- ----------------------------------------   ---------   --------  -----------   ----------   -----------      ----      ---------
Purchases of Investments
- ------------------------
  Collective Trust-Short-Term                 N/A         N/A      VARIOUS    $23,374,141   $23,374,141   $23,374,141     -0-
   Investment Fund
  Rembrandt Treasury Money Market Fund        N/A         N/A      VARIOUS      4,070,420     4,070,420     4,070,420     -0-

Sales of Investments
- --------------------
  Collective Trust-Short-Term                 N/A         N/A      VARIOUS     26,878,326    26,878,326    26,878,326     -0-
   Investment Fund
  Rembrandt Treasury Money Market Fund        N/A         N/A      VARIOUS      4,070,420     4,070,420     4,070,420     -0-



Notes:
- -----
(A) This schedule lists all transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.
(B) The cost and the current value of asset for purchases of investments are not presented as they are the same.
