Form 10-K/A
period 1995-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-04-30
CIK 74260

As in effect
3/1/61                            FORM 10K/A


                             --------------------


                    SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D. C.  20549


                              --------------------


                   AMENDMENT  TO  APPLICATION  OR  REPORT
               Filed Pursuant to Sections 12, 13, or 15(d) of
                  THE  SECURITIES  EXCHANGE  ACT  OF  1934



                 OLD  REPUBLIC  INTERNATIONAL  CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in charter)


                       AMENDMENT  NO.         4
                                          ---------

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


                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                     ------------------------------------------
                                                     (Registrant)


Date: April 29, 1996                 By:        /s/ Paul D. Adams
      --------------                    ---------------------------------------
                                                     (Signature)
                                                  Paul Dennis Adams
                                                Senior Vice President,
                                               Chief Financial Officer
                                                    and Treasurer




                                  Total Pages:  15
                                  ----------------

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 ----------

                                 FORM  11-K

                                 ----------

                                ANNUAL REPORT


                       Pursant to Section 15(d) of the
                       Securities Exchange Act of 1934


                 For The Fiscal Year ended December 31, 1995

                                 ----------


                        GREAT WEST CASUALTY COMPANY
                            PROFIT SHARING PLAN

                                 -----------

                   OLD REPUBLIC INTERNATIONAL CORPORATION
                          307 NORTH MICHIGAN AVENUE
                           CHICAGO, ILLINOIS 60601

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                                 _________
                       Index to Financial Statements



Report of Independent Accountants                                Page 1

Financial Statements:
  Statements of Net Assets Available for Benefits at
     December 31, 1995 and 1994                                  Page 2

  Statements of Changes in Net Assets Available for Benefits
     for the Years Ended December 31, 1995 and 1994              Page 3

  Notes to Financial Statements                                  Page 4-9

  Supplemental Schedules                                         Exhibit I-II

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee of
Great West Casualty Company Profit Sharing Plan

We have audited the accompanying statements of net assets available for benefits of Great West Casualty Company Profit Sharing Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules included in Exhibits I and II are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations of Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by the Plan custodian. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.


                                              /s/ Coopers & Lybrand L.L.P.


Chicago, Illinois
April 25, 1996

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        December 31, 1995 and 1994



                                                      December 31
                                              --------------------------

                                                  1995           1994
                                                  ----           ----
         ASSETS
Investments, at fair value:
  Old Republic International
     Corporation (ORI) common stock           $ 1,134,322    $   688,912
  Pooled Separate Accounts                      3,714,023      1,999,689
  Participant loans                               193,232        213,602
Investment, at contract value:
  CGLIC General Accounts                       14,722,007     13,465,016
                                              -----------    -----------
Net assets available for benefits (Note 5)    $19,763,584    $16,367,219
                                              ===========    ===========


See accompanying Notes to Financial Statements

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
       STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1995 and 1994


                                                Years Ended December 31
                                              ---------------------------
                                                  1995           1994
                                                  ----           ----
Additions to net assets attributable to:

Transferred Assets (Note 1)                   $     -        $ 1,832,160

Contributions:
  Employer                                      1,553,967      1,351,694
  Employee                                        655,437        466,984
                                              -----------    -----------
                                                2,209,404      1,818,678
                                              -----------    -----------

Investment Income:
  Interest from CGLIC General Accounts            768,513        698,687
  Dividends from Old Republic
    International Common Stock                     16,192         12,012
  Net appreciation (depreciation)
    of investments                                445,964        (36,663)
  Net investment gain (loss) from Pooled
    Separate Accounts                             629,538            (25)
                                              -----------    -----------
                                                1,860,207        674,011
                                              -----------    -----------

Other additions                                    19,576          9,602
                                              -----------    -----------
     Total additions                            4,089,187      4,334,451
                                              -----------    -----------

Deductions from net assets attributed to:
  Benefits paid to participants                   682,433      1,371,696
  Administrative expenses                           2,087          2,099
  Participant loans                                 8,302              0
                                              -----------    -----------

     Net increase                               3,396,365      2,960,656

Net assets available for benefits:
  Beginning of year                            16,367,219     13,406,563
                                              -----------    -----------
  End of year                                 $19,763,584    $16,367,219
                                              ===========    ===========

See accompanying Notes to Financial Statements

                       NOTES TO FINANCIAL STATEMENTS
                                  ______


NOTE 1 - DESCRIPTION OF PLAN

The following brief description of the Great West Casualty Company Profit Sharing Plan (Plan) is provided for general information purposes only. Participants should refer to the Plan agreement for a more complete description.

(a)  General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the Company), covering all eligible employees of that Company as well as its affiliates, Central Data Services, Joe Morten & Son, Inc., Midwest Insurance, Inc., Motor-Ways, Inc., and Truckmen Underwriters Agency, Inc. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

(b)  Contributions and Participants Accounts

Participants may contribute 1% to 6% of their annual wages to the Plan.
In 1995 and 1994, the Company made matching contributions to the Plan equal to 25% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of the six separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Advisor Income & Growth Fund, CIGNA Separate Account-Fidelity Advisor Growth Opportunities Fund, CIGNA Guaranteed Government Securities Account, CIGNA Separate Account - Stock Market
Index Account and ORI Stock Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

Each participant's account is credited with participant's contribution, and allocation of (a) Company's contributions as described above, and (b) plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

(c)  Eligibility and Vesting

Under the terms of the Plan, an employee shall become eligible for inclusion in the Plan upon reaching age 21 with completion of 1,000 hours of service during the twelve month period beginning with date of hire. Minimum age for vesting service is 18 years.

All employee and employer matching contributions are immediately 100% vested. Participants become fully vested in the value of the discretionary contributions after 7 years of credited service.

                       NOTES TO FINANCIAL STATEMENTS
                                  ______


NOTE 1 - DESCRIPTION OF PLAN, Continued

(d)  Payment of Benefits

On termination of service, a participant may elect to leave funds in the Plan or receive either a lump-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 1995 and 1994, include funds totaling $210,450 and $175,959, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e)  Forfeitures

All forfeitures are segregated until the employee has attained a five year break-in-service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $311,526 and $164,824 at December 31, 1995 and 1994, respectively related to these forfeitures.

(f)  Loans

Participants may elect to borrow from the plan based upon specified conditions. A participant may have only one outstanding loan at any time which must be for at least $1,000. In no case shall the aggregate amount lent to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the plan during the one year period ending on the date before the date of the loan to the participant; (b) 50% of the participant's vested interest; or
(c) 100% of the sum of the balances in the participant's pre-tax contribution and matching contribution accounts.

(g)  Administrative Expenses

The Company provides administrative support for the plan and pays for administrative trustee fees.

(h)  Transferred assets

Participants transferred assets of $1,832,160 from an affiliate's 401(K) plan to the Plan during 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis. Benefits are recorded when paid. The unit value of each account is determined at the close of each business day.

                       NOTES TO FINANCIAL STATEMENTS
                                  ______


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

(b)  Investments

Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the Old Republic Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

The Plan entered into a group annuity contract with Connecticut General
Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1995 and 1994 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

(c)  Reclassifications

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

NOTE 3 - FEDERAL INCOME TAXES

The Plan has received an Internal Revenue Service Determination Letter dated May 3, 1989, which states that it qualifies under the provisions of Section 501(a) of the Internal Revenue Code (IRC). The Plan's Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 4 - TERMINATIONS

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Six separate investments funds are maintained under the Plan for the benefit of participants. The allocation of changes in net assets available to the separate investments funds is as follows:

                         For the year ended December 31, 1995
                         ------------------------------------

                                                                  Income
                                      Guaranteed   Guaranteed       and         Growth        Stock          Old         Parti-
                                       Long-Term   Short-Term     Growth      0pportunity     Market       Republic      cipant
                          Combined      Account      Account      Account       Account       Index         Stock        Loans
Contributions:
  Employer              $ 1,553,967  $ 1,471,130   $      991   $   22,625    $    31,838   $   7,631    $   19,752        -
  Employee                  655,437      257,417        3,776      100,281        174,836      50,287        68,840        -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------

                          2,209,404    1,728,547        4,767      122,906        206,674      57,918        88,592        -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------

Investment Income:
  Interest                  768,513      759,985        8,528         -              -           -             -           -
  Dividends                  16,192         -            -            -              -           -           16,192        -
Net appreciation of
  investments               445,964         -            -            -              -           -          445,964        -
Net investment gain
  from Separate Accounts    629,538         -            -          98,772        441,543      89,223          -           -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------
                          1,860,207      759,985        8,528       98,772        441,543      89,223       462,156        -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------

Other additions              19,576        3,078          121        3,990          7,133       2,624          2,630       -

  Total additions         4,089,187    2,491,610       13,416      225,668        655,350     149,765        553,378       -

Less benefits paid
  to participants           682,433      597,710       12,274       16,944         21,007       2,121         26,377       -

Administrative expenses       2,087          423           30          104            107          48          1,375       -

Participant loans             8,302        1,089        1,279       (9,004)       (13,903)     (9,834)        18,305     20,370

Transfers between funds        -        (633,019)      (2,211)      97,559        291,104     308,478        (61,911)      -
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------

Net increase (decrease)   3,396,365    1,259,369       (2,378)     315,183        939,243     459,908        445,410    (20,370)
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------


Net assets available
  for plan benefits:
   Beginning of year     16,367,219   13,279,063      185,953      656,324      1,207,298     136,067        688,912    213,602
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------

   End of year          $19,763,584  $14,538,432   $  183,575   $  971,507    $ 2,146,541   $ 595,975    $ 1,134,322   $193,232
                        ===========  ===========   ==========   ==========    ===========   =========    ===========   ========

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, Continued

                        For the year ended December 31, 1994
                        ------------------------------------

                                                         Income                                       Growth
                                Guaranteed  Guaranteed    and        Growth       Stock       Old      and    Strategic Parti-
                                 Long-Term  Short-Term   Growth    Opportunity    Market    Republic  Income   Oppor.   cipant
                      Combined    Account     Account    Account     Account      Index      Stock    Account  Account   Loans
Transferred Assets  $ 1,832,160 $ 1,225,152 $   31,335        -           -         -    $  575,673      -         -        -

Contributions:
  Employer          $ 1,351,694 $   561,933 $    8,934 $   234,662 $   342,100 $  76,436 $  127,629      -         -        -
  Employee              466,984     178,998      3,946      89,253     122,477    27,118     45,192      -         -        -
                    ----------- ----------- ---------- ----------- ----------- --------- ---------- --------- --------- --------
                      1,818,678     740,931     12,880     323,915     464,577   103,554    172,821      -         -        -
                    ----------- ----------- ---------- ----------- ----------- --------- ---------- --------- --------- --------

Investment Income:
  Interest              698,687    692,737      5,950         -           -         -          -         -         -        -
  Dividends              12,012       -          -            -           -         -        12,012      -         -        -
Net appreciation
  (depreciation)
   of investments       (36,663)    (3,033)      -            -           -         -       (33,630)     -         -        -

Net investment
gain from
Separate Accounts           (25)      -          -         (16,899)      16,291       583       -         -           -      -
                    ----------- ----------- ---------- ----------- ----------- ---------- ---------- --------- --------- --------
                        674,011     689,704      5,950     (16,899)      16,291       583    (21,618)     -           -      -
                    ----------- ----------- ---------- ----------- ----------- ---------- ---------- --------- --------- --------

Other additions           9,602       5,832          7         663       1,258        921        921      -           -      -

  Total additions     4,334,451   2,661,619     50,172     307,679     482,126    105,058    727,797      -           -      -

Less benefits paid
  to participants     1,371,696   1,245,461     10,156      36,937      21,027      1,522     13,669    42,924        -      -

Administrative
 expenses                 2,099         995         41          43          83         26        911      -           -      -

Participant loans          -        115,854      3,372       1,717       3,240        197     89,222      -           -  (213,602)

Transfers
 between funds             -        279,607    (12,978)     73,739     122,127     32,754     64,917  (545,527) (14,639)     -
                    ----------- ----------- ---------- ----------- ----------- ---------- ---------- --------- --------- --------
Net increase
 (decrease)           2,960,656   1,578,916     23,625    342,721      579,903    136,067    688,912  (588,451) (14,639)  213,602
                    ----------- ----------- ---------- ---------- -----------  ---------- ---------- --------- --------- --------
Net assets
available for
plan benefits:
 Beginning of year   13,406,563  11,700,147    162,328    313,603      627,395       -          -      588,451    14,639    -
                    ----------- ----------- ---------- ---------- -----------  ---------- ---------- --------- --------- --------
  End of year       $16,367,219 $13,279,063 $  185,953 $  656,324 $ 1,207,298  $  136,067 $  688,912 $    -    $    -    $213,602
                    =========== =========== ========== ========== ===========  ========== ========== ========= ========= ========


                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, Continued


The unit values for the fund transactions at December 31, 1995 are summarized as follows:


                                                        Per Unit
                                        Units             Value
                                        -----             -----
     Guaranteed Long-term Account    240,014.50           60.57
     Guaranteed Short-term Account     4,406.74           41.66
     Income and Growth Account        46,712.27           20.80
     Growth Opportunity Account       52,269.14           41.07
     Stock Market Index               19,947.47           29.88



                                                                    Exhibit I

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                           SUPPLEMENTAL SCHEDULE
                          As of December 31, 1995



         Item 27a: Schedule of Assets Held for Investment Purposes

                                                           Contract/
Identity                                Historical          Current
of Party     Description                   Cost              Value
- --------     -----------               -----------        -----------
CGLIC        Guaranteed long-term            *           $14,538,432
CGLIC        Guaranteed short-term           *               183,575
CGLIC        Income and growth               *               971,507
CGLIC        Growth opportunity              *             2,146,541
CGLIC        Stock market index              *               595,975
CGLIC        Old Republic stock        $  729,888          1,134,322
CGLIC        Loans to participants           -               193,232


* Information not available from Connecticut General Life Insurance Company (CGLIC).

                                                                    Exhibit II

             GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                           SUPPLEMENTAL SCHEDULE



               Item 27d: Schedule of Reportable Transactions
                  for the year ended December 31, 1995

(a) Identity     (b) Description of Assets   (c) Purchase   (d) Selling     (g) Cost of    (h) Current value     (i) Net gain
    of party                                      Price          Price          of asset       of assets on          or loss
    involved                                                                                   transaction date

     CGLIC           Purchase of units in       $ 336,512         Not               *            $  336,512             *
                     Guaranteed long-term                      Applicable

     CGLIC           Sales of units in             Not         $1,327,452           *            $1,327,452             *
                     Guaranteed long-term       Applicable

     CGLIC           Purchases of units in      $ 885,793         Not               *            $  885,793             *
                     Fidelity Advisor Growth                   Applicable

     CGLIC           Sales of units in             Not         $   72,563           *            $   72,563             *
                     Fidelity Advisor Growth    Applicable


* Information not available from Connecticut General Life Insurance Company (CGLIC)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Committe has duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.



                                    GREAT WEST PROFIT SHARING PLAN, Registrant

                                    By,           /s/ Allen J. Johnson
                                       ---------------------------------------
                                       Allen J. Johnson, Plan Committee

                                    By,          /s/ Fredric J. Frey
                                       ---------------------------------------
                                       Fredric J. Frey, Plan Committee

                                    By,          /s/ Michael P. Krehbiel
                                       ---------------------------------------
                                       Michael P. Krehbiel, Plan Committee

                                    By,          /s/ R. Scott Rager
                                       ---------------------------------------
                                       R. Scott Rager, Plan Committee

                                    By,          /s/ Gaylen L. TenHulzen
                                       ---------------------------------------
                                       Gaylen L. TenHulzen, Plan Committee

                                    By,          /s/ Scott A. Wilson
                                       ---------------------------------------
                                       Scott A. Wilson, Plan Committee

Dated: April 22, 1996