Form 10-K/A
period 1995-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-04-30
CIK 74260

As in effect
3/1/61


                                 FORM  10K/A

                                 -----------

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 -----------

                    AMENDMENT TO APPLICATION OR REPORT
               Filed Pursuant to Section 12, 13, or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934


                   OLD REPUBLIC INTERNATIONAL CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)


                           AMENDEMENT NO.    3
                                          -------


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended.)


                                 FORM  11-K


     Purusant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OLD REPUBLIC INTERNATIONAL CORPORATION
                                        --------------------------------------
                                                      (Registrant)


Date: April 29, 1996                    By:       /s/ Paul D. Adams
                                           -----------------------------------
                                                      Paul D. Adams
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                       and Treasurer




                                Total Pages:18

                    SECURITIES AND EXCHANGE COMMISSION



                          Washington, D.C.  20549


                              _______________


                                 FORM 11-K

                              _______________


                               ANNUAL REPORT



                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934



                For The Fiscal Year Ended December 31, 1995

                              _______________


                      BITUMINOUS 401(k) SAVINGS PLAN
                  (Formerly Known as BITCO Savings Plan)

                              _______________



                  OLD REPUBLIC INTERNATIONAL CORPORATION
                          307 NORTH MICHIGAN AVE
                         CHICAGO, ILLINOIS  60601

Item 1 - Changes in the Plan
         -------------------

Incorporated by reference from Exhibit 5 and Exhibit 6 included herein.

Item 2 - Changes in Investment Policy
         ----------------------------

Incorporated by reference from Exhibit 5 and Exhibit 6 included herein. (See also Item 8 below.)

Item 3 - Contributions under the Plan
         ----------------------------

The Company's contributions are measured by reference to the employee's contributions and are not discretionary.

Item 4 - Participating Employees
         -----------------------

There were approximately 352 participants who are currently making contributions in the plan as of December 31, 1995 out of approximately 516 eligible employees.

Item 5 - Administration of the Plan
         ---------------------------

(a) The Bituminous 401(k) Savings Plan (the "Plan"), formerly known as the Bitco Savings Plan, provides that Bituminous Casualty Corporation, ("Bituminous"), an affiliate of Bitco Corporation ("Bitco"), shall appoint Committee Members (the "Committee") to administer the Plan. The committee formulates and carries out all rules necessary to operate the Plan, makes decisions regarding the interpretation or application of Plan provisions, and has the authority to act in its sole discretion when carrying out the provisions of the Plan. Any decision made by the committee in good faith is final and binding on all parties. The committee members presently are as follows:

     Greg Ator
     Bituminous Casualty Corporation
     320 - 18th Street
     Rock Island, IL  61201

     Janine Happ
     Bituminous Casualty Corporation
     320 - 18th Street
     Rock Island, IL  61201

     Robert Rainey
     Bituminous Casualty Corporation
     320 - 18th Street
     Rock Island, IL  61201

(b)  The committee receives no compensation in that capacity.

Item 6 - Custodian of Investments
         ------------------------

(a) The Committee has retained CG Trust Company, a trust company organized under the laws of the State of Illinois, as Trustee. The Trustee acts under a Trust Agreement with Bituminous that implements and forms a part of the Plan. In accordance with the Trust Agreement the Committee may, in their discretion, appoint one or more "Investment Managers" to direct the investments to be made by the Trustees with any part or all of the Plan assets. CG Trust Company entered into Group Annuity Contract Number GA-10911 with Connecticut General Life Insurance Company (CGLIC), a legal reserve life insurance company, to provide record keeping services. CGLIC also serves as the investment manager of the following funds: CIGNA Guaranteed Government Securities Account, CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Advisor Income and Growth Fund, CIGNA Stock Market Index Account and the CIGNA Separate Account - Fidelity Advisor Growth Opportunities Fund. The custodian of the ORI Stock Account (an Outside Market - Valued Fund) is Chase Manhattan Bank.

     Investment expense paid to CGLIC were $0 and $0 for the years ended December 31, 1995 and 1994.

(b)  No bond was furnished by Connecticut General.

Item 7 - Reports to Participating Employees
         ----------------------------------

Participants will receive a statement reflecting the condition of their respective accounts as of June 30 and December 31 of each year, following the June 30 and December 31 accounting dates, respectively. Participants may also receive additional information on a more frequent basis throughout the year on Answerline, a CGLIC automated voice response system.

Annually, each participant will receive a copy of financial statements filed herewith.

Item 8 - Investment of Funds
         -------------------

The trust fund will be divided into separate investment funds, and a participant's accounts will be invested in one or more of the investment funds. The investment funds will consist of the following:

  CIGNA Guaranteed Government Securities Account. This fund will be invested primarily in short-term U.S. Treasury securities, obligations of governmental agencies and repurchase agreements collateralized by such Treasury or government agency obligations.

  CIGNA Guaranteed Long-Term Account. This fund will be invested primarily in commercial mortgages, private placements and publicly traded bonds and short-term money market instruments for cash flow management.

  CIGNA Separate Account - Fidelity Advisor Income and Growth Fund. This fund will be invested in the Fidelity Advisor Income and Growth Fund, which invests primarily in a combination of common and preferred stocks, convertible securities and bonds, but which may also invest in foreign securities.

  CIGNA Stock Market Index Account. This fund will be invested primarily in common stocks reflecting the composition of the Standard and Poor's 500 Composite Stock Index.

  CIGNA Separate Account - Fidelity Advisor Growth Opportunities Fund. This fund will be invested in the Fidelity Advisor Growth Opportunities Fund which invests primarily in common stocks and securities convertible into common stock, but which may also invest in all types of securities (including foreign securities).

  ORI Stock Account. This fund will be invested in common or preferred stock of Old Republic International Corporation.

On March 11, 1985, Bitco merged into a subsidiary of Old Republic International Corporation. The combination resulted in a tax-free exchange of 0.4 (4/10th) share of Old Republic International Corporation voting Series E Cumulative Convertible Preferred Stock for each share of Bitco common stock included in the Bitco Common Stock Fund. The Old Republic International Corporation
Series E Preferred Stock is convertible at any time at the option of the holder into 1.25 shares of Old Republic International Corporation common stock. The Plan exchanged 34,880 shares of Bitco stock on March 11, 1985.

In February 1987, all shares of the Series E Preferred Stock were converted to 29,994 shares of Old Republic International Corporation common stock. Since March 1987, the ORI Stock Account has invested solely in Old Republic International Corporation common stock. The committee does not anticipate purchasing any other type of Old Republic International Corporation stock other than common stock.

Item 9 - Financial Statements and Exhibits
         ---------------------------------

Financial Statements                                              Page No.

 Report of Independent Accountants for the years ended
  December 31, 1995 and 1994                                         F-1

 Statements of Net Assets Available for Benefits at
  December 31, 1995 and 1994                                         F-2

 Statements of Changes in Net Assets Available for Benefits
  for the years ended December 31, 1995 and 1994                     F-3

 Notes to Financial Statements                                    F-4 to F-9


Supplemental Schedules
- ----------------------
 Item 27A - Schedule of Assets Held for Investment Purposes

 Item 27D - Schedule of Reportable Transactions


Exhibits
- --------
Exhibit 1 - Agreement and Plan of Merger, dated as of December 21, 1984, as amended and restated, by and between Bitco Corporation and ROI, Inc.

            Incorporated by reference from Old Republic International Corporation's Form S-14 Registration Statement dated
            February 12, 1985, Exhibit A.

Exhibit 2 - Supplemental Agreement dated as of December 21, 1984, as amended and restated, among Old Republic International Corporation, ROI, Inc. and Bitco Corporation.

            Incorporated by reference from Old Republic International Corporation's Form S-14 Registration Statement dated
            February 12, 1985, Exhibit B.

Exhibit 3 - Second Amendment of Bitco Savings Plan and First Amendment of
            Bitco Savings Trust dated February 3, 1986.

Exhibit 4 - Third Amendment of Bitco Savings Plan and Second Amendment of
            Bitco Savings Trust dated June 22, 1989.

Exhibit 5 - Bituminous 401(k) Savings Plan, as amended and restated, effective January 1, 1994, formerly known as Bitco Savings Plan.

Exhibit 6 - Trust Agreement establishing the Bituminous 401(k) Savings Trust, by and between, Bituminous Casualty Corporation and CG Trust Company, effective January 1, 1994.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Committee Members have duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.





                                   BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                   By            /s/ Greg Ator
                                     ----------------------------------------
                                     Greg Ator, Committee Member

                                   By           /s/ Janine Happ
                                     ----------------------------------------
                                     Janine Happ, Committee Member

                                   By           /s/ Robert Rainey
                                     ----------------------------------------
                                     Robert Rainey, Committee Member




 Dated:  April 25, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


Bituminous 401(k) Savings Plan
Bituminous Casualty Corporation:


We have audited the accompanying statements of net assets available for benefits of the Bituminous 401(k) Savings Plan (the Plan ) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Bituminous 401(k) Savings Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules of the Plan are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations of Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedule of assets held for investment purposes and the schedule of reportable transactions that accompany the Plan s financial statements do not disclose the historical cost of certain plan assets held by the Plan custodian. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

                                               /s/ Coopers & Lybrand, L.L.P.


Chicago, Illinois
April 25, 1996

                        BITUMINOUS 401(k) SAVINGS PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                          December 31, 1995 and 1994


ASSETS                                                         1995           1994
Investments, at fair value:
    Old Republic International Corporation common stock     $4,078,186     $2,577,485
    (cost:  1995 - $1,641,784; 1994 - $1,574,248)
    Pooled Separate Accounts                                 1,548,265        959,960
Investment, at contract value:
    CGLIC General Accounts                                   3,353,016      3,609,235
                                                            ----------     ----------
                                                             8,979,467      7,146,680
Cash                                                            24,332          8,939
Contributions receivable                                        19,522         17,479
                                                            ----------     ----------
Net assets available for benefits                           $9,023,321     $7,173,098
                                                            ==========     ==========


The accompanying notes are an integral part of the financial statements.

                        BITUMINOUS 401(K) SAVINGS PLAN

                     STATEMENTS OF CHANGES IN NET ASSETS
                            AVAILABLE FOR BENEFITS

                For the years ended December 31, 1995 AND 1994


                                                               1995           1994
Additions:
     Employer contributions                                 $  150,039     $  156,798
     Employee contributions                                    694,987        674,813
     Investment income:
       Dividend from Old Republic International
         Corporation common stock                               59,173         55,197
       Net investment gain from Pooled Separate Accounts       211,693          1,239
       Income from CGLIC General Accounts                      199,809        180,096
       Net appreciation of investments                       1,657,826            -0-
                                                            ----------     ----------
                                                             2,128,501        236,532
                                                            ----------     ----------
          Total additions                                   $2,973,527     $1,068,143
                                                            ----------     ----------


Deductions:
     Transfers to Great West                                $      -0-     $1,873,255
     Benefits paid                                           1,123,304        409,747
     Net depreciation of investments                               -0-        186,643
                                                            ----------     ----------
          Total deductions                                   1,123,304      2,469,645
                                                            ----------     ----------

     Net additions (deductions)                              1,850,223     (1,401,502)


Net assets available for benefits:
     Beginning of year                                       7,173,098      8,574,600
                                                            ----------     ----------
     End of year                                            $9,023,321     $7,173,098
                                                            ==========     ==========


The accompanying notes are an integral part of the financial statements.

                        BITUMINOUS 401(K) SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS


1.Summary of Significant Accounting Policies
  ------------------------------------------

  The following description of the Bituminous 401(k) Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

  A.   General

  The plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company") who have completed one year of service, attained age twenty-one (age twenty-five in 1984) and have completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Participation in the Plan is optional. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time. Effective as of the close of business of the Company on December 31, 1993, cash and securities having a fair market value of $1,873,255, the portion of the plan attributable to participants employed by Great West, Joe Morten & Son, Inc., Dornberger/Berry & Company, Midwest Insurance, Inc., Motor-Ways, Inc., National Adjustment Company and Truckmen's Underwriters Agency, Inc. (the Transferred Companies ) were transferred to the Great West Casualty Company Profit Sharing Plan during the first quarter of 1994. The Plan and the Plan's trust shall have no further liability to the participants employed by the Transferred Companies or their beneficiaries.

  B.   Contributions

  Participants may contribute up to 6 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution. Effective January 1, 1994, participants may elect to have their voluntary contributions invested in any one or more of the six separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Advisor Income & Growth Fund, CIGNA Separate Account - Fidelity Advisor Growth Opportunities Fund, CIGNA Guaranteed Government Securities Account, CIGNA Stock Market Index Account and ORI Stock Account). The Company's matching contributions commencing in 1985 are invested in the ORI Stock Account. Prior to January 1, 1994 participants could elect to have their voluntary contributions invested in any one or more of the four separate investment funds
  (Equity Fund, Guaranteed Long-Term Account, Short-Term Fund and ORI Stock Account).

  C.   Participant Accounts

  Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. Interest will be credited to the Guaranteed Long-Term Account and Guaranteed Government Securities Account (the General Accounts ) daily. Interest will be credited to each dollar in the General Accounts from the valuation date on which it is allocated to the General Accounts until the valuation date as of which it is transferred, distributed or disbursed from the General Accounts. Prior to January 1, 1994, Guaranteed Long-Term Account earnings were allocated by CIGNA, based on the percentage of total contributions of each participant. The Fidelity Advisor Income and Growth Fund, Fidelity Advisor Growth Opportunities Fund and Stock Market Index

                        BITUMINOUS 401(k) SAVINGS PLAN

  Account (the Separate Accounts ) are each divided into units of participation. When an amount is allocated or transferred to the Separate Accounts, the number of units is increased and when an amount is withdrawn from the Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Separate Accounts by the then current Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International
  Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of participants in proportion to the Old Republic International Corporation stock previously credited to their accounts. Participant's units are calculated on a daily basis. Quarterly participant unit values for these investment funds are as follows:

                                                             1995
                            --------------------------------------------------------------------
                            Guaranteed   Fidelity     Fidelity    Guaranteed    Stock      ORI
                              Long        Income       Growth     Government   Market     Stock
                              Term *     & Growth      Opport.    Securities    Index    Account
First Quarter
 Allocating Units             66,875      41,312        7,399       16,282      1,634    121,292
 Unit Value                    52.55       18.83        32.93        11.17      23.82      24.00

Second Quarter
 Allocating Units             64,693      41,350        8,028       15,258      1,943    115,756
 Unit Value                    53.32       19.64        36.65        11.30      26.03      26.13

Third Quarter
 Allocating Units             60,792      41,268       10,796       13,921      2,590    114,344
 Unit Value                    54.10       20.17        38.83        11.43      28.03      28.88

Fourth Quarter
 Allocating Units             58,164      42,202       14,098       14,004      3,075    114,878
 Unit Value                    54.85       20.80        41.07        11.56      29.64      35.50

                                                             1994
                            --------------------------------------------------------------------
                            Guaranteed   Fidelity     Fidelity    Guaranteed    Stock      ORI
                               Long       Income       Growth     Government   Market     Stock
                              Term *     & Growth      Opport.    Securities    Index    Market
First Quarter
 Allocating Units             66,152      37,317        3,769       16,014        518    115,384
 Unit Value                    49.64       18.68        30.44        10.82      20.95      22.63

Second Quarter
 Allocating Units             65,949      39,684        4,694       16,622      1,315    119,610
 Unit Value                    50.24       18.22        30.02        10.89      20.92      22.38

Third Quarter
 Allocating Units             65,822      39,912        5,136       16,915      1,406     118,413
 Unit Value                    50.91       18.64        31.16        10.97      21.89       20.88

Fourth Quarter
 Allocating Units             66,236      41,319        5,673       17,277      1,520     121,293
 Unit Value                    51.59       18.20        30.81        11.08      21.84       21.25


* f/k/a Fixed Income Fund

                        BITUMINOUS 401(k) SAVINGS PLAN

  The percentage of any resigning or dismissed participant's employer contribution account balance which is not vested at the settlement date will be applied against future employer contributions.

  D.   Expenses

  It is the policy of Bituminous Casualty Corporation (a wholly-owned subsidiary of Bitco Corporation) to provide administrative support for the plan and to pay for administrative and trustee fees.

  E.   Vesting

  Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant s number of years of service using the following table:

                  Years of Service          Vested Percentage
                    Fewer than 1                    0%
                        1                          10%
                        2                          20%
                        3                          30%
                        4                          40%
                        5                          60%
                        6                          80%
                     7 or More                    100%

  F.   Benefits Paid

  On termination of service, retirement, or death, distribution of the net balance in the participant's accounts will be made for the benefit of the participant or his beneficiary, by one or more of the following methods:

       *  By payment in a lump sum.
       *  By purchase of a retirement annuity from an insurance company.

  G.   Basis of Accounting

  The Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. Net Assets reported in the Form 5500 do not agree to the Statement of Net Assets Available for Benefits as of December 31, 1995 and 1994 due to benefits payable to participants which are reflected only in the Form 5500. These payables, totaling $37,450 for 1995 and $9,326 for 1994, represent 4th quarter withdrawals not made until the next year. Similarly, benefits paid as reported in the Form 5500 differs from the Statement of Changes in Net Assets Available for Benefits by $28,124 for 1995 and $9,326 for 1994.

                        BITUMINOUS 401(k) SAVINGS PLAN

2.Investments
  -----------

  Old Republic International Corporation stock is stated at the closing market value on the last business day of the year. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment. The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds (see note 3) according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1995 and 1994 as report to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

3.Allocation of Net Assets for Benefits and Changes in Net Assets
  Available for Benefits
  ---------------------------------------------------------------

  Six separate investment funds are maintained under the Plan for the benefit of participants. The allocation of net assets available for benefits to the separate investment funds is as follows:

                                                              As of December 31, 1995
                            --------------------------------------------------------------------------------
                                      Guaranteed   Fidelity    Fidelity   Guaranteed    Stock         ORI
                                          Long      Income      Growth    Government    Market       Stock
                            Combined     Term *    & Growth     Opport.   Securities    Index       Account
Old Republic Int'l Stock    4,078,186        ---        ---        ---         ---        ---      4,078,186
Pooled Separate Accts.      1,548,265        ---    877,921    579,156         ---     91,188            ---
CGLIC General Account       3,353,016  3,191,034        ---        ---     161,982        ---            ---
Employers' contributions        3,905        ---        ---        ---         ---        ---          3,905
Employees' contributions       15,617        ---        ---        ---         ---        ---         15,617
Cash                           24,332        ---        ---        ---         ---        ---         24,332
                            ---------  ---------    -------    -------     -------     ------      ---------
 Net assets available for
     benefits               9,023,321  3,191,034    877,921    579,156     161,982     91,188      4,122,040
                            =========  =========    =======    =======     =======     ======      =========

                                                              As of December 31, 1994
                            --------------------------------------------------------------------------------
                                      Guaranteed   Fidelity    Fidelity   Guaranteed    Stock         ORI
                                          Long      Income      Growth    Government    Market       Stock
                            Combined     Term *    & Growth     Oppor.    Securities    Index       Account
Old Republic Int'l Stock    2,577,485        ---        ---        ---         ---        ---      2,577,485
Pooled Separate Accts.        959,960        ---    751,924    174,840         ---     33,197            ---
CGLIC General Account       3,609,235  3,417,733        ---        ---     191,501        ---            ---
Employers' contributions        3,496        ---        ---        ---         ---        ---          3,496
Employees' contributions       13,983        ---        ---        ---         ---        ---         13,983
Cash                            8,939        ---        ---        ---         ---        ---          8,939
                            ---------  ---------    -------    -------     -------     ------      ---------
Net assets available for
     benefits               7,173,098  3,417,733    751,924    174,840     191,501     33,197      2,603,903
                            =========  =========    =======    =======     =======     ======      =========

* f/k/a Fixed Income Fund

                        BITUMINOUS 401(k) SAVINGS PLAN

3.Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits (continued)

  The allocation of changes in net assets available for benefits to the separate investment funds is as follows:



                                                              For the year ended December 31, 1995
                                  ------------------------------------------------------------------------------------------------
                                               Guaranteed   Fidelity   Fidelity   Guaranteed   Stock    Short               ORI
                                                 Long       Income &    Growth    Government   Market   Term    Equity     Stock
                                  Combined       Term *      Growth     Opport.   Securities   Index    Fund     Fund       Acct.
Dividend from ORI Stock             59,173         ---          ---        ---          ---       ---     ---      ---      59,173
Income (Net of Inv. Exp.) from:
  Pooled Separate Accounts         211,693         ---      105,025     90,534          ---    16,134     ---      ---         ---
  CGLIC General Accounts           199,809     192,190          ---        ---        7,619       ---     ---      ---         ---
Net apprec./(deprec.) of
  investments                    1,657,826         ---          ---        ---          ---       ---     ---      ---   1,657,826
Contributions:
  Employer                         150,039        (587)         ---        ---          ---       ---     ---      ---     150,626
  Employee                         694,987     347,685      111,631     88,260       22,366    14,421     ---      ---     110,625
                                 ---------   ---------      -------    -------       ------    ------   -----    -----   ---------
      Total additions            2,973,527     539,288      216,656    178,794       29,985    30,555     ---      ---   1,978,250
Less: benefits paid              1,123,304     578,508       37,948      3,014       57,802       315     ---      ---     445,717
Transfer between accounts              ---    (187,479)     (52,711)   228,536       (1,702)   27,752     ---      ---     (14,396)
                                 ---------   ---------      -------    -------       ------    ------   -----    -----   ---------

     Net incr. (decr.) in net
     assets avail. for benefits  1,850,223    (226,699)     125,997    404,316      (29,519)   57,992     ---      ---   1,518,137
Net assets available for
  benefits:
    Beginning of year            7,173,098   3,417,733      751,924    174,840      191,501    33,196     ---      ---   2,603,903
                                 ---------   ---------      -------    -------      -------    ------   -----    -----   ---------
    End of year                  9,023,321   3,191,034      877,921    579,156      161,982    91,188     ---      ---   4,122,040
                                 =========   =========      =======    =======      =======    ======   =====    =====   =========



                                                              For the year ended December 31, 1994
                                  ------------------------------------------------------------------------------------------------
                                               Guaranteed   Fidelity   Fidelity   Guaranteed   Stock    Short               ORI
                                                 Long       Income &    Growth    Government   Market   Term    Equity     Stock
                                   Combined      Term *      Growth     Opport.   Securities   Index    Fund     Fund      Acct.

Dividend from ORI Stock             55,197         ---          ---        ---          ---       ---     ---      ---      55,197
Income (Net of Inv. Exp.) from:
  Pooled Separate Accounts           1,239         ---          ---        ---          ---       ---   1,239      ---         ---
  CGLIC General Accounts           180,096     175,674          ---        ---        4,422       ---     ---      ---         ---
Net apprec./(deprec.) of
 investments                      (186,643)        ---      (32,963)       115          ---       696     ---   (2,405)   (152,086)
Contributions:
  Employer                         156,798       1,909          ---        ---          ---       ---     ---      ---     154,889
  Employee                         674,813     376,425      110,429     61,007       27,557     8,647     ---      ---      90,748
                                 ---------   ---------      -------    -------      -------    ------ -------  -------   ---------
      Total additions              881,500     554,008       77,466     61,122       31,979     9,343   1,239   (2,405)    148,748
Less: benefits paid                409,747     279,322       11,731      1,612        6,343       113     ---      ---     110,627
      Trans. to Great West       1,873,255   1,043,944          ---        ---          ---       ---  31,335  181,208     616,768
Transfer between accounts              ---    (174,785)     686,189    115,330      165,865    23,966(204,254)(608,251)     (4,060)
                                 ---------   ---------      -------    -------      -------    ------ -------  -------   ---------

   Net incr. (decr.) in net
     assets avail. for benefits (1,401,502)  (944,043)      751,924    174,840      191,501    33,196(234,350)(791,864)   (582,707)
Net assets available  for
  benefits:                            ---        ---           ---        ---          ---       ---     ---      ---         ---
     Beginning of year           8,574,600  4,361,776           ---        ---          ---       --- 234,350  791,864   3,186,610
                                 ---------  ---------       -------    -------      -------    ------ -------  -------   ---------
     End of year                 7,173,098  3,417,733       751,924    174,840      191,501    33,196     ---      ---   2,603,903
                                ==========  =========       =======    =======      =======    ====== =======  =======   =========


* f/k/a Fixed Income Fund




                        BITUMINOUS 401(k) SAVINGS PLAN

                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.Tax Status
  ----------

  The Internal Revenue Service issued a determination letter, received on October 19, 1983, stating that the Plan was qualified under the provisions of Section 401(a) and 401(k) of the Internal Revenue Code (IRC). An additional favorable determination letter dated October 26, 1994, was received on the endorsements to the Plan transferring Great West Casualty
  Participants from the Plan. The Plan s Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

5.Assets Greater Than 5% of Plan Assets
  -------------------------------------
  Investments that represent 5% or more of the plan assets are as follows:

                                                   December 31,
                                             1995                1994
Guaranteed Long Term                      $3,191,034          $3,417,733
ORI Stock                                  4,078,186           2,577,485
Fidelity Advisor Income and Growth           877,921             751,924
Fidelity Growth Opportunity                  579,156                 ---

6.Contributions
  -------------

  Participants may elect to contribute to any one or more of the five funds established with Connecticut General Life Insurance Company and the ORI
  Stock Account.  The number of participants with account balances at
  December 31, 1995 and 1994 was as follows:
                                                         December 31,
                                                        1995     1994

  Number of Participants with account balances           426      429

7.Plan Termination
  ----------------

  Although they have not expressed any intent to do so, the Company has the right under the Plan to discontinue their contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in the accounts and are entitled to a distribution of their account balances.





                        BITUMINOUS 401(k) SAVINGS PLAN

                             SUPPLEMENTAL SCHEDULE

          ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                            As of December 31, 1995


                                                                      Contract/
                           Description of Investment                   Current
Identity of Issue           including interest rate     Cost            Value
- -----------------          -------------------------     ----         ---------
CIGNA Separate Account     Long-term investment fund       *          3,191,034
Guaranteed Long-Term       Avg. rate of return: N/A
Account

CIGNA Separate Account     Pooled separate account         *            877,921
Fidelity Advisor Income    Avg. rate of return: N/A
and Growth Fund

CIGNA Separate Account     Pooled separate account         *            579,156
Fidelity Advisor Growth    Avg. rate of return: N/A
Opportunities Fund

CIGNA                      Short-term investment fund      *            161,982
Guaranteed Government      Avg. rate of return: N/A
Securities Account

CIGNA                      Pooled separate account         *              91,188
Stock Market Index Account Avg. rate of return: N/A


ORI Stock Account          Common stock              1,641,784         4,078,186
                           Avg. rate of return: N/A


* Information not available from Connecticut General Life Insurance Company





                        BITUMINOUS 401(k) SAVINGS PLAN

                             SUPPLEMENTAL SCHEDULE

                ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
                     for the year ended December 31, 1995



 Number of            Identity of Party                                         Date of        Transaction     Cost of     Gain on
Transactions              Involved                  Description of Asset      Transaction         Price         Asset        Sale
- ------------          -----------------             --------------------      -----------      -----------     -------     -------
    47                Connecticut General Life      Deposit in Guaranteed       Various          391,188          *           *
                      Insurance Company             Long-Term Account

    49                Connecticut General Life      Sales of Guaranteed         Various          815,765          *           *
                      Insurance Company             Long-Term Account

    39                Connecticut General Life      ORI Stock Account           Various          320,446          *           *
                      Insurance Company             Purchases

    45                Connecticut General Life      ORI Stock Account           Various          485,581          *           *
                      Insurance Company             Sales



* Information Not Available From Connecticut General Life Insurance Company