Form 10-Q
period 1996-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-05-10
CIK 74260

                       SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM  10-Q

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       No. 36-2678171
- ------------------------------              ----------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                   Shares Outstanding
                  Class                              March 31, 1996
       ---------------------------              -------------------------
       Common Stock / $1 par value                     86,479,048 *


* Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.







                 There are 11 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 1996

                                    INDEX
- ------------------------------------------------------------------------------

                                                                   PAGE NO.
                                                                   --------

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

                                                                             3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
- ---------------------------------------------------------------------------------------------------------------

                                                                                       March 31,   December 31,
                                                                                         1996          1995
                                                                                     ------------  ------------
               Assets

  Investments: Held to maturity:
                   Fixed maturity securities (at amortized cost)
                    (fair value: $1,750.5 and $1,759.0)                                 $1,740.9      $1,714.1
                   Other long-term investments (at cost)                                    25.7          26.9
                                                                                     ------------  ------------
                   Total                                                                 1,766.6       1,741.1
                                                                                     ------------  ------------
               Available for sale:
                   Fixed maturity securities (at fair value)
                    (cost: $2,048.9 and $2,068.9)                                        2,074.7       2,146.0
                   Equity securities (at fair value) (cost: $98.9 and $95.7)               133.3         126.1
                   Short-term investments (at fair value which approximates cost)          275.2         312.7
                                                                                     ------------  ------------
                   Total                                                                 2,483.3       2,584.9
                                                                                     ------------  ------------
               Total investments                                                         4,249.9       4,326.0
                                                                                     ------------  ------------

  Other Assets:Cash                                                                         26.0          19.4
               Accrued investment income                                                    71.8          69.7
               Accounts and notes receivable                                               300.8         313.6
               Reinsurance balances and funds held                                         126.8         125.1
               Reinsurance recoverable: Paid losses                                         23.8          24.7
                                        Policy and claim reserves                        1,446.6       1,416.1
               Deferred policy acquisition costs                                           107.0         107.8
               Sundry assets                                                               188.5         190.6
                                                                                     ------------  ------------
                                                                                         2,291.7       2,267.4
                                                                                     ------------  ------------
                   Total Assets                                                         $6,541.7      $6,593.5
                                                                                     ============  ============

- ---------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                     $180.8        $186.0
               Losses, claims and settlement expenses                                    3,560.6       3,519.8
               Unearned premiums                                                           392.9         406.7
               Other policyholders' benefits and funds                                      70.6          75.4
                                                                                     ------------  ------------
                   Total policy liabilities and accruals                                 4,205.1       4,188.0
               Commissions, expenses, fees and taxes                                       101.4         110.3
               Reinsurance balances and funds                                              169.3         169.3
               Federal income tax payable:  Current                                         10.5          11.5
                                            Deferred                                         2.1          10.1
               Debt and debt equivalents                                                   157.3         320.5
               Sundry liabilities                                                           80.2          98.4
                                                                                     ------------  ------------
                   Total liabilities                                                     4,726.2       4,908.4
                                                                                     ------------  ------------

  Preferred    Redeemable convertible preferred stock                                       16.9          17.0
  Stock:       Convertible preferred stock                                                   1.0           0.6
               Cumulative preferred stock                                                   54.8          54.8
                                                                                     ------------  ------------
                   Total preferred stock                                                    72.7          72.5
                                                                                     ------------  ------------

  Common       Common stock                                                                 95.5          58.8
  Shareholders'Additional paid-in capital                                                  570.3         463.4
  Equity:      Net unrealized appreciation of securities                                    38.6          70.3
               Retained earnings                                                         1,076.6       1,058.3
               Treasury stock (at cost)                                                    (38.4)        (38.4)
                                                                                     ------------  ------------
                   Total Common Shareholders' Equity                                     1,742.7       1,612.5
                                                                                     ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                   $6,541.7      $6,593.5
                                                                                     ============  ============

  See accompanying notes.


                                                                             4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
- ---------------------------------------------------------------------------------------------------------------

                                                                                          Quarters Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                        1996          1995
                                                                                    ------------  ------------
  Revenues:      Net premiums earned                                                     $320.1        $292.6
                 Title, escrow and other fees                                              33.6          23.8
                 Net investment income                                                     65.5          61.1
                 Realized investment gains                                                  5.8           3.7
                 Other income                                                               5.7           4.5
                                                                                    ------------  ------------
                     Net revenues                                                         430.9         385.8
                                                                                    ------------  ------------

  Expenses:      Benefits, claims and settlement expenses                                 182.5         170.4
                 Underwriting, acquisition and insurance expenses                         165.0         151.8
                 Interest and other expenses                                                6.1           6.7
                                                                                    ------------  ------------
                     Total expenses                                                       353.7         329.0
                                                                                    ------------  ------------
                 Income before income taxes and items below                                77.1          56.7
                                                                                    ------------  ------------

  Income Taxes:  Currently payable                                                         14.4          11.0
                 Deferred                                                                   9.7           7.2
                                                                                    ------------  ------------
                     Total income taxes                                                    24.1          18.3
                                                                                    ------------  ------------
                                                                                           52.9          38.4
                 Other items - net                                                          0.4           0.6
                                                                                    ------------  ------------
                 Income before extraordinary item                                          53.4          39.0
                 Extraordinary item (net of tax credits of $1.8)                           (3.3)           --
                                                                                    ------------  ------------
  Net Income:                                                                             $50.0         $39.0
                                                                                    ============  ============

  Earnings and
  Dividends Per
  Common Share:  Primary Earnings:
                    Before extraordinary item                                             $0.58         $0.44
                    Extraordinary item                                                    (0.04)          ---
                                                                                    ------------  ------------
                    Net income                                                            $0.54         $0.44
                                                                                    ============  ============

                 Fully Diluted Earnings:
                    Before extraordinary item                                             $0.56         $0.42
                    Extraordinary item                                                    (0.04)          ---
                                                                                    ------------  ------------
                    Net income                                                            $0.52         $0.42
                                                                                    ============  ============


                 Cash dividends                                                          $0.087        $0.080
                                                                                    ============  ============

                 Stock dividends                                                            50%           --%
                                                                                    ============  ============

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                                          90,969,694    85,408,443
                                                                                    ============  ============

                                    Fully Diluted                                    94,479,448    92,096,081
                                                                                    ============  ============

  See accompanying notes.


                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
- ---------------------------------------------------------------------------------------------------------------
                                                                                         Quarters Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                       1996          1995
                                                                                   ------------  ------------
  Cash flows from operating activities:
    Net income                                                                           $50.0         $39.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                    1.1           1.7
      Premiums and other receivables                                                      13.6          (0.5)
      Unpaid claims and related items                                                      3.7          56.7
      Future policy benefits and policyholders' funds                                    (13.8)          6.7
      Income taxes                                                                         7.6          18.6
      Reinsurance balances and funds                                                      (0.1)         18.9
      Accounts payable, accrued expenses and other                                       (27.4)        (24.5)
                                                                                   ------------  ------------
    Total                                                                                 34.9         116.8
                                                                                   ------------  ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       23.6          23.3
         Other                                                                             ---           ---
      Available for sale:
         Maturities and early calls                                                       48.9          22.6
         Other                                                                            15.4           9.7
    Sales of equity securities                                                             5.4          24.7
    Sales of other investments                                                             1.6           0.7
    Sales of fixed assets for company use                                                  0.3           0.8
    Purchases of fixed maturity securities:
      Held to maturity                                                                   (46.4)       (119.2)
      Available for sale                                                                 (50.4)        (42.8)
    Purchases of equity securities                                                        (8.3)         (4.3)
    Purchases of other investments                                                        (0.4)         (1.5)
    Purchases of fixed assets for company use                                             (2.6)         (1.2)
    Other-net                                                                             (1.3)          4.4
                                                                                   ------------  ------------
    Total                                                                                (14.2)        (82.5)
                                                                                   ------------  ------------

  Cash flows from financing activities:
    Increase in term loans                                                                22.0           ---
    Issuance of preferred and common stocks                                               11.8           0.9
    Repayments of term loans                                                              (1.0)         (1.0)
    Redemption of debentures and notes                                                   (75.0)          ---
    Dividends on common shares                                                            (7.3)         (6.3)
    Dividends on preferred shares                                                         (1.9)         (2.0)
    Purchase of treasury stock                                                             ---          (0.9)
    Issuance of treasury stock                                                             ---           2.3
    Other-net                                                                              ---           0.4
                                                                                   ------------  ------------
    Total                                                                                (51.4)         (6.4)
                                                                                   ------------  ------------

  Increase (decrease) in cash and short-term investments                                 (30.8)         27.8
    Cash and short-term investments, beginning of period                                 332.1         203.3
                                                                                   ------------  ------------
    Cash and short-term investments, end of period                                      $301.3        $231.1
                                                                                   ============  ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                            $7.0          $4.6
                                                                                   ============  ============
      Income taxes                                                                       $15.4          $1.2
                                                                                   ============  ============
  See accompanying notes.


                     OLD REPUBLIC INTERNATIONAL CORPORATION
          NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
- ------------------------------------------------------------------------------


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



2.Common Share Data:
  ------------------

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters ended March 31, 1996 and 1995. Retroactive adjustment has been made for all stock dividends and splits declared through March 31, 1996. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 for the quarters ended March 31, 1996 and 1995. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 86,479,048 at March 31, 1996 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.



3.Unrealized Appreciation of Investments:
  --------------------------------------

  Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $38.6 at March 31, 1996. Unrealized appreciation of investments, before applicable income taxes of $21.2, at March 31, 1996 included gross unrealized gains and (losses) of $75.1 and $(15.2), respectively.

  For the quarters ended March 31, 1996 and 1995, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(31.7) and $22.9, respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
     MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 1996 and 1995
- ------------------------------------------------------------------------------

                                 OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                            FINANCIAL POSITION

Old Republic's financial position at March 31, 1996 reflected decreases in assets of 0.8%, liabilities of 3.7%, and an increase in common shareholders' equity of 8.1% when compared to the immediately preceding year-end. Cash and invested assets represented 66.5% and 67.0% of consolidated assets as of March 31, 1996 and December 31, 1995, respectively. Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1996 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1996, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first quarter of 1996, Old Republic's commitment to equity securities increased by 5.6% vis-a-vis the related invested balance at year-end 1995. As of March 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $1.97 billion at March 31, 1996 consisted of debt and debt equivalents of $157.3 million, redeemable convertible preferred stock of $16.9 million (excluding $11.7 million of such stock classified as a debt equivalent), convertible preferred stock of $1.0 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.74 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 1996 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, and the issuance of additional shares to effect the debt conversion noted below; this was offset to some degree by a decline in the value of bonds and stocks carried at market value. As of March 31, 1996, a standing authorization by the Company's Board of Directors permits the reacquisition of up to $38.0 million of common and preferred shares.

In February 1996, the Company called for redemption its 10% debentures of 2018 ($74.0 million principal amount) and its 5.75% convertible subordinated debentures of 2002 ($110.0 million principal amount); redemption of the former was effected with available funds, while the latter was converted into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $184.0 million while its common shareholders' equity account rose by $108.7 million.

In April 1996, the Company called for redemption its 11.5% debentures of 2015 ($30.0 million principal amount) to be retired with available funds. Later in 1996, the Company may, at its sole option, redeem all or part of approximately $54.8 million of its Series "H" cumulative preferred stock.


                           RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first quarter of 1996 amounted to $320.1 million and were 9.4% above the amount reported for the first quarter of 1995. For the first three months of 1996, the Company's General Insurance Group posted a 2.5% increase in earned premiums to $205.1 million due to moderate growth in most parts of the Company's business. Premium growth in the

Mortgage Guaranty Group was enhanced by continued expansion of the marketing territory and from higher volume driven by lower mortgage rates throughout most of this year's first quarter; the year over year increase in earned premiums was 33.1% to $51.3 million. Title Group premium and fee revenues increased by 24.6% to $83.7 million in the first quarter of 1996 when compared to the same quarter of 1995; lower mortgage rates in the second half of 1995 and early in 1996 contributed to greater housing and mortgage finance and refinance activity.

Consolidated net investment income was $65.5 million in the first quarter of 1996 compared to $61.1 million in the same quarter of 1995. The higher revenue from this source is attributable to positive cash flow in addition to slightly greater market yields for fixed-maturity securities which represent the vast majority of Old Republic's investment portfolio. Equities made up about 3.1% of total investments at the end of the first quarter of 1996 compared to 6.5% one year ago. The average annualized yield on investments was approximately 6.1% and 6.3% at the end of March 31, 1996 and 1995, respectively. In the past eighteen months the Company has committed a larger percentage of investable funds to tax-exempt fixed maturity securities.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $5.8 million in the first quarter of 1996 were mostly due to the sale of equity securities. Dispositions of fixed maturity securities have, as in recent periods, been caused principally by:
(1) calls prior to maturity by issuers, (2) a desire to extend moderately the average life of the portfolio, and (3) the Company's ongoing process of continually monitoring its investments with a view toward maximizing the quality ratings and diversification of its portfolio. For the first quarter of 1996, approximately 83% of total dispositions represented maturities and early calls of existing holdings; for the year 1995 these transactions amounted to approximately 59%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 57% and 54% in the first quarters of 1996 and 1995, respectively. Claims experience for property and liability coverages improved slightly in both periods due mostly to reduced losses from involuntary pool assessments. Mortgage Guaranty claim costs increased during the first quarter of 1996 compared to the same period in 1995 due to higher mortgage delinquencies. Title insurance claim provisions were much lower in the first three months of 1996 as a result of a continuing drop in claim frequencies and severity on business underwritten since 1992. Life Group claim costs were basically stable in both quarterly periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 52% and 48% in the first quarters of 1996 and 1995, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations and Net Income:
Income from operations before realized investment gains, taxes and other items increased by 34.5% in the first quarter of 1996 when compared to the same period one year ago. The Corporation's General, Mortgage Guaranty and Life insurance segments reflected higher pre-tax operating earnings. The Title insurance segment posted pre-tax operating earnings for the first quarter of 1996 while posting a pre-tax operating loss in the first quarter of 1995 for the aforementioned reasons.

The effective consolidated income tax rate was 31% and 32% in the first quarters of 1996 and 1995, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

The aforementioned early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 million (4 cents per share) that has been reflected as an extraordinary item in this year's first quarter.


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

- ------------------------------------------------------------------------------



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





                                       Old Republic International Corporation
                                       --------------------------------------
                                                   (Registrant)





Date:   May 10, 1996
       --------------






                                                   /s/ P. D. Adams
                                        ------------------------------------
                                                    P.  D.  Adams
                                                Senior Vice President &
                                                Chief Financial Officer