Form 10-Q
period 1996-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-08-13
CIK 74260

                  SECURITIES  AND  EXCHANGE  COMMISSION
              OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                              FORM  10 - Q


  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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


307 North Michigan Avenue,  Chicago,  Illinois                  60601
- -------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:  312-346-8100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for thepas 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                   Shares Outstanding
             Class                                    June 30, 1996
   ---------------------------                 --------------------------
   Common Stock / $1 par value                         86,544,575 *


* Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.



              There are 12 pages contained in this report.

                OLD  REPUBLIC  INTERNATIONAL  CORPORATION

                   Report on Form 10-Q / June 30, 1996

                                  INDEX
- -------------------------------------------------------------------------


                                                               PAGE  NO.
                                                              -----------

PART I  FINANCIAL  INFORMATION:

         CONSOLIDATED SUMMARY BALANCE SHEETS                       3

         CONSOLIDATED SUMMARY STATEMENTS OF INCOME                 4

         CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS             5

         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS        6

         MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
            RESULTS OF OPERATIONS                                7 - 8

PART II OTHER INFORMATION                                       10 - 12

                                                                             3

                                       OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                  CONSOLIDATED  SUMMARY  BALANCE  SHEETS  (Unaudited)
                                                    ($ in Millions)
- ---------------------------------------------------------------------------------------------------------------

                                                                                      June 30,    December 31,
                                                                                        1996          1995
                                                                                    ------------  ------------
               Assets
  Investments: Held to maturity:
                   Fixed maturity securities (at amortized cost)
                       (fair value: $1,802.5 and $1,759.0)                             $1,806.8      $1,714.1
                   Other long-term investments (at cost)                                   24.8          26.9
                                                                                    ------------  ------------
                   Total                                                                1,831.7       1,741.1
                                                                                    ------------  ------------
               Available for sale:
                   Fixed maturity securities (at fair value)
                       (cost: $2,001.3 and $2,068.9)                                    2,005.4       2,146.0
                   Equity securities (at fair value) (cost: $98.9 and $95.7)              138.6         126.1
                   Short-term investments (at fair value which approximates cost)         277.7         312.7
                                                                                    ------------  ------------
                   Total                                                                2,421.8       2,584.9
                                                                                    ------------  ------------
               Total investments                                                        4,253.5       4,326.0
                                                                                    ------------  ------------

  Other Assets:Cash                                                                        25.9          19.4
               Accrued investment income                                                   72.9          69.7
               Accounts and notes receivable                                              311.3         313.6
               Reinsurance balances and funds held                                        118.7         125.1
               Reinsurance recoverable: Paid losses                                        29.3          24.7
                                        Policy and claim reserves                       1,441.7       1,416.1
               Deferred policy acquisition costs                                          107.3         107.8
               Sundry assets                                                              188.7         190.6
                                                                                    ------------  ------------
                                                                                        2,296.2       2,267.4
                                                                                    ------------  ------------
                   Total Assets                                                        $6,549.8      $6,593.5
                                                                                    ============  ============

- --------------------------------------------------------------------------------------------------------------

              Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                    $179.4        $186.0
               Losses, claims and settlement expenses                                   3,579.1       3,519.8
               Unearned premiums                                                          389.9         406.7
               Other policyholders' benefits and funds                                     66.8          75.4
                                                                                    ------------  ------------
                   Total policy liabilities and accruals                                4,215.4       4,188.0
               Commissions, expenses, fees and taxes                                      104.7         110.3
               Reinsurance balances and funds                                             160.9         169.3
               Federal income tax payable: Current                                         10.9          11.5
                                           Deferred                                        11.1          10.1
               Debt and debt equivalents                                                  119.3         320.5
               Sundry liabilities                                                          73.9          98.4
                                                                                    ------------  ------------
                   Total liabilities                                                    4,696.4       4,908.4
                                                                                    ------------  ------------

  Preferred    Redeemable convertible preferred stock                                      19.6          17.0
  Stock:       Convertible preferred stock                                                  1.0           0.6
               Cumulative preferred stock                                                  54.8          54.8
                                                                                    ------------  ------------
                   Total preferred stock                                                   75.5          72.5
                                                                                    ------------  ------------

  Common       Common stock                                                                95.6          58.8
  Shareholders'Additional paid-in capital                                                 570.7         463.4
  Equity:      Net unrealized appreciation of securities                                   28.3          70.3
               Retained earnings                                                        1,121.6       1,058.3
               Treasury stock (at cost)                                                   (38.4)        (38.4)
                                                                                    ------------  ------------
                   Total Common Shareholders' Equity                                    1,777.9       1,612.5
                                                                                    ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                  $6,549.8      $6,593.5
                                                                                    ============  ============

  See accompanying notes.

                                                                             4

                                       OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                              CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME  (Unaudited)
                                       ($ in Millions, Except Common Share Data)
- -----------------------------------------------------------------------------------------------------------------

                                                                  Quarters Ended          Six Months Ended
                                                                     June 30,                 June 30,
                                                             -----------------------  -----------------------
                                                                 1996        1995         1996        1995
                                                             ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                             $341.7      $317.1       $661.9      $609.7
                 Title, escrow and other fees                      40.6        29.4         74.3        53.2
                 Net investment income                             63.9        62.4        129.5       123.6
                 Realized investment gains                          1.3         1.9          7.1         5.7
                 Other income                                       5.5         5.8         11.3        10.3
                                                             ----------- -----------  ----------- -----------
                     Net revenues                                 453.3       416.9        884.2       802.7
                                                             ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses         193.6       201.1        376.1       371.6
                 Underwriting, acquisition and
                      insurance expenses                          172.2       146.3        337.3       298.2
                 Interest and other expenses                        3.7         6.7          9.9        13.5
                                                             ----------- -----------  ----------- -----------
                     Total expenses                               369.6       354.2        723.4       683.3
                                                             ----------- -----------  ----------- -----------
                 Income before income taxes and items below        83.7        62.6        160.8       119.4
                                                             ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                 13.3        10.7         27.8        21.8
                 Deferred                                          13.7         9.4         23.4        16.7
                                                             ----------- -----------  ----------- -----------
                     Total income taxes                            27.0        20.2         51.2        38.5
                                                             ----------- -----------  ----------- -----------
                                                                   56.6        42.3        109.6        80.8
                 Other items - net                                  0.4        (0.3)         0.8         0.2
                                                             ----------- -----------  ----------- -----------
                 Income before extraordinary item                  57.0        42.0        110.5        81.0
                 Extraordinary item (net of tax credits
                      of $.6 and $2.4, respectively)               (1.1)         --         (4.4)         --
                                                             ----------- -----------  ----------- -----------
  Net Income:                                                     $55.9       $42.0       $106.0       $81.0
                                                             =========== ===========  =========== ===========


  Earnings and
  Dividends Per
  Common Share:  Primary Earnings:
                    Before extraordinary item                     $0.59       $0.48        $1.17       $0.92
                    Extraordinary item                            (0.01)        ---        (0.05)        ---
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.58       $0.48        $1.12       $0.92
                                                             =========== ===========  =========== ===========

                 Fully Diluted Earnings:
                    Before extraordinary item                     $0.59       $0.45        $1.15       $0.87
                    Extraordinary item                            (0.01)        ---        (0.05)        ---
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.58       $0.45        $1.10       $0.87
                                                             =========== ===========  =========== ===========


                 Cash dividends                                  $0.110      $0.087       $0.197      $0.167
                                                             =========== ===========  =========== ===========

                 Stock dividends                                    --%         --%          50%         --%
                                                             =========== ===========  =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:
                                    Primary                  94,113,365  85,531,874   92,546,115  85,467,608
                                                             ==========  ==========   ==========  ==========

                                    Fully Diluted            94,420,963  92,286,309   94,454,866  92,267,724
                                                             ==========  ==========   ==========  ==========

See accompaning notes.

                                                                             5

                                       OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                    ($ in Millions)
- -----------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1996          1995
                                                                                   ------------  ------------
  Cash flows from operating activities:
    Net income                                                                          $106.0         $81.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                    0.9          (0.3)
      Premiums and other receivables                                                       9.3         (14.6)
      Unpaid claims and related items                                                     28.0          87.1
      Future policy benefits and policyholders' funds                                    (21.5)          1.1
      Income taxes                                                                        21.5          22.1
      Reinsurance balances and funds                                                      (5.9)         18.5
      Accounts payable, accrued expenses and other                                       (19.4)          0.8
                                                                                   ------------  ------------
    Total                                                                                118.9         195.9
                                                                                   ------------  ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       52.5          59.2
         Other                                                                             ---           ---
      Available for sale:
         Maturities and early calls                                                      105.7          38.0
         Other                                                                            47.5          35.0
    Sales of equity securities                                                            10.9          41.4
    Sales of other investments                                                             3.2           2.3
    Sales of fixed assets for company use                                                  1.0           1.6
    Purchases of fixed maturity securities:
      Held to maturity                                                                  (144.9)       (241.9)
      Available for sale                                                                 (87.3)        (56.1)
    Purchases of equity securities                                                       (13.7)        (23.2)
    Purchases of other investments                                                        (1.1)         (2.4)
    Purchases of fixed assets for company use                                             (5.7)         (3.0)
    Purchases of investment in subsidiaries                                               (1.0)          ---
    Other-net                                                                             (6.9)          2.5
                                                                                   ------------  ------------
    Total                                                                                (39.9)        146.4
                                                                                   ------------  ------------

  Cash flows from financing activities:
    Increase in term loans                                                                52.0           ---
    Issuance of preferred and common stocks                                               12.2           1.4
    Repayments of term loans                                                             (47.1)         (8.5)
    Redemption of debentures and notes                                                  (105.0)          ---
    Dividends on common shares                                                           (16.8)        (13.0)
    Dividends on preferred shares                                                         (3.9)         (3.9)
    Purchase of treasury stock                                                             ---          (0.9)
    Issuance of treasury stock                                                             ---           2.3
    Other-net                                                                              1.2           0.3
                                                                                   ------------  ------------
    Total                                                                               (107.4)        (22.2)
                                                                                   ------------  ------------

  Increase (decrease) in cash and short-term investments                                 (28.4)         27.2
    Cash and short-term investments, beginning of period                                 332.1         203.3
                                                                                   ------------  ------------
    Cash and short-term investments, end of period                                      $303.7        $230.5
                                                                                   ------------  ------------
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                           $10.4         $11.6
                                                                                   ------------  ------------
      Income taxes                                                                       $28.4         $18.5
                                                                                   ============  ============

  See accompanying notes.

                OLD  REPUBLIC  INTERNATIONAL  CORPORATION
   NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                   ($ in Millions, Except Share Data)
- -------------------------------------------------------------------------


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


2.Common Share Data:
  ------------------

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and six months ended June 30, 1996 and 1995. Retroactive adjustment has been made for all stock dividends and splits declared through June 30, 1996. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $2.4 for the quarters and six months ended June 30, 1996 and 1995, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 86,544,575 at June 30, 1996 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.Unrealized Appreciation of Investments:
  ---------------------------------------

  Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $28.3 at June 30, 1996. Unrealized appreciation of investments, before applicable income taxes of $15.9, at June 30, 1996 included gross unrealized gains and (losses) of $66.4 and $(22.1), respectively.

  For the six months ended June 30, 1996 and 1995, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(42.0) and $54.6, respectively.

                 OLD REPUBLIC INTERNATIONAL CORPORATION
   MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                 Six Months Ended June 30, 1996 and 1995
- -------------------------------------------------------------------------

                                OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.
                           FINANCIAL POSITION

Old Republic's financial position at June 30, 1996 reflected decreases in assets of 0.7%, liabilities of 4.3%, and an increase in common shareholders' equity of 10.3% when compared to the immediately preceding year-end. As indicated below, the largest changes in the liabilities and equity accounts were due to debt redemptions and conversions. Cash and invested assets represented 66.5% and 67.0% of consolidated assets as of June 30, 1996 and December 31, 1995, respectively. Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1996 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1996, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first six months of 1996, Old Republic's commitment to equity securities increased by 9.8% vis-a-vis the related invested balance at year-end 1995. As of June 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in the first half of 1996. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $1.97 billion at June 30, 1996 consisted of debt and debt equivalents of $119.3 million, redeemable convertible preferred stock of $19.6 million (excluding $8.8 million of such stock classified as a debt equivalent), convertible preferred stock of $1.0 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.77 billion. The increase in the common shareholders' equity account during the six months ended June 30, 1996 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, and the issuance of additional shares to effect the debt conversion noted below; this was offset to some degree by a decline in the value of bonds and stocks carried at market value. The Company's Board of Directors authorized the reacquisition of up to $150.0 million of common and preferred shares at their May 16, 1996 meeting.


In February 1996, the Company called for redemption its 10% debentures of 2018 ($75.0 million principal amount) and its 5.75% convertible subordinated debentures of 2002 ($110.0 million principal amount); in April 1996, the Company called for redemption its 11.5% debentures of 2015 ($30.0 million principal amount); redemption of the debentures was effected with available funds, while the subordinated debentures were converted into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 million while its common shareholders' equity account rose by $108.7 million. Later in 1996, the Company may, at its sole option, redeem all or part of approximately $54.8 million of its Series "H" cumulative preferred stock.

At its March 14, 1996 meeting, the Company's Board of Directors declared a 50 percent stock dividend on its common shares. Retroactive adjustment has been made for the stock dividend in all per share calculations.

                          RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first half of 1996 amounted to $736.2 million and were 11.0% above the amount reported for the first half of 1995. For the second quarter of 1996, net premiums and fees earned amounted to $382.4 million and were 10.4% above the amount reported for the second quarter of 1995. For the second quarter of 1996, the Company's General Insurance Group posted a 1.6% decrease in earned premiums to $223.1 million as premium growth continues at a slow pace due to soft pricing in this sector of the insurance industry. Premium growth in the Mortgage Guaranty Group was enhanced by continued expansion of the marketing territory and from higher volume driven by reasonably stable mortgage rates; as a result, earned premiums increased by 36.5% to $54.9 million from $40.2 million in the year-ago quarter. Title Group premium and fee revenues increased by 36.0% to $93.9 million in the second quarter of 1996 when compared to $69.0 million in the same quarter of 1995; greater housing and mortgage finance and refinance activity were the drivers of these revenue trends. The Life Group earned premiums were approximately the same in the second quarter of 1996 and 1995.

The General Insurance Group's net premiums earned increased 0.3% to $428.3 million in the first half of 1996. The Title Insurance Group reported premiums and fees in the first half of $177.6 million, up from $136.2 million in the year-ago period, while the Mortgage Guaranty Group continued to experience double-digit growth in production and reported net premiums earned of $106.2 million, an increase of 34.9%. Life and health premiums also rose during these 1996 periods, but remained approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $129.5 million in the first half of 1996 and $63.9 million in the second quarter of 1996 compared to $123.6 million and $62.4, respectively in the same quarter and six month period of 1995. The growth in this revenue reflects lower operating cash flow and the use of certain internal funds to refund $105.0 million of high cost debt in the first six months of 1996. Equities made up about 3.3% of total investments at the end of the first half of 1996 compared to 7.0% one year ago. The average annualized yield on investments was approximately 6.0% and 6.3% at the end of June 30, 1996 and 1995, respectively. In the past eighteen months the Company has committed a larger percentage of investable funds to tax-exempt fixed maturity securities.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $7.1 million in the first six months of 1996 were mostly due to the sale of equity securities. For the first six months of 1996, approximately 77% of total dispositions represented maturities and early calls of existing holdings; for the year 1995 these transactions amounted to approximately 59%.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 51% and 56% in the first six
months of 1996 and 1995, respectively.   For the second quarter of each
year these ratios were 51% in 1996 and 58% in 1995. Claims experience for property and liability coverages improved slightly in both periods due mostly to reduced losses from involuntary pool assessments as well as reduced claim frequencies and severity. Mortgage Guaranty claim costs increased in the second quarter and first half of 1996, when compared to the same periods of 1995, because of a higher default rate in several recent quarters. Title insurance claim provisions were much lower in the second quarter and first six months of 1996 as a result of a continuing drop in claim frequencies and severity on business underwritten since 1992. Life Group claim costs were basically stable in both quarterly and six month periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 46% and 45% in the first six months of 1996 and 1995, respectively. These ratios were 45% and 42% for the second quarters of 1996 and 1995, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations and Net Income:
Income from operations before realized investment gains, taxes and other items increased by 35.9% in the second quarter and 35.2% in the first six months of 1996 when compared to the same periods one year ago. The Corporation's General and Mortgage Guaranty insurance segments reflected higher pre-tax operating earnings, and the Life segment reported lower pre-tax earnings from operations. The Title insurance segment posted pre-tax operating earnings for the first half and second quarter of 1996 while posting a pre-tax operating loss in the same periods of 1995 for the aforementioned reasons.

The effective consolidated income tax rate was 32% in the first six months of 1996 and 1995, respectively, as well as in the second quarters of both 1996 and 1995. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

The aforementioned early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 million (4 cents per share) that has been reflected as an extraordinary item in this year's first quarter while the retirement of the Company's 11.5% debentures of 2015 produced an additional net of tax charge of $1.1 million (1 cent per share) that has been reflected as an extraordinary item in this year's second quarter.

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

                OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                              FORM  10 - Q
                     PART  II  -  OTHER  INFORMATION
- --------------------------------------------------------------------------



Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a) The annual meeting of registrant's shareholders was held on May 24, 1996.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)  At the meeting, the shareholders voted on the following matters:

     1. The election of four Class III directors. There were at least 77,033,512 affirmative votes for each director and no more than 1,737,363 votes withheld.


Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     1. Earnings per share.

(b)  Reports on Form 8-K
     1. The registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.


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





                                    Old Republic International Corporation
                                    --------------------------------------
                                                 (Registrant)





Date: August 12, 1996
     -----------------



                                                /s/ P. D. Adams
                                     -----------------------------------
                                                 P.  D.  Adams
                                           Senior Vice President &
                                           Chief Financial Officer