Form 10-Q
period 1996-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1996-11-13
CIK 74260

                     SECURITIES  AND  EXCHANGE COMMISSION
                  OF  THE  SECURITIES  EXCHANGE ACT  OF  1934

                                 FORM  10 - Q

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended September 30, 1996 or
    [ ] Transition report pursuant to section 13 or15(d) of the Securities
        Exchange Act of 1934


Commission File Number  0-4625


                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                   -----------------------------------------
             (Exact name ofregistrant as specified in its charter)


       Delaware                                      No. 36-2678171
------------------------                   ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois                60601
-----------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                     Shares Outstanding
        Class                                        September 30, 1996
---------------------------                       -------------------------
Common Stock / $1 par value                               86,671,064 *


* Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.




                         There are 12 pages containedin this report.

                   OLD  REPUBLIC  INTERNATIONAL CORPORATION

                    Report on Form 10-Q /September 30, 1996

                                     INDEX
-----------------------------------------------------------------------------

                                                                    PAGE  NO.
                                                                    ---------

PART I  FINANCIAL  INFORMATION:

         CONSOLIDATED SUMMARY BALANCE SHEETS                            3

         CONSOLIDATED SUMMARY STATEMENTS OF INCOME                      4

         CONSOLIDATED SUMMARY STATEMENTS OF CASH FLOWS                  5

         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS             6

         MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
            RESULTS OF OPERATIONS                                     7 - 9

PART II OTHER  INFORMATION                                           10 - 12

                                         OLD  REPUBLIC INTERNATIONAL  CORPORATION
                                    CONSOLIDATED  SUMMARY  BALANCE SHEETS  (Unaudited)
                                                      ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                September 30, December 31,
                                                                                                    1996          1995
                                                                                                ------------  ------------
              Assets

Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost)
                   (fair value: $1,905.8 and $1,759.0)                                              $1,901.5      $1,714.1
                Other long-term investments (at cost)                                                   25.2          26.9
                                                                                                ------------  ------------
                Total                                                                                1,926.7       1,741.1
                                                                                                ------------  ------------
              Available for sale:
                Fixed maturity securities (at fair value)
                   (cost: $1,996.3 and $2,068.9)                                                     2,004.9       2,146.0
                Equity securities (at fair value) (cost: $78.8 and $95.7)                              113.9         126.1
                Short-term investments (at fair value which approximates cost)                         266.7         312.7
                                                                                                ------------  ------------
                Total                                                                                2,385.6       2,584.9
                                                                                                ------------  ------------
              Total investments                                                                      4,312.4       4,326.0
                                                                                                ------------  ------------

Other Assets: Cash                                                                                      42.7          19.4
              Accrued investment income                                                                 72.1          69.7
              Reinsurance balances and funds held                                                      119.1         125.1
              Reinsurance recoverable:  Paid losses                                                     27.2          24.7
                                        Policy and claim reserves                                    1,426.0       1,416.1
              Deferred policy acquisition costs                                                        111.5         107.8
              Sundry assets                                                                            187.0         190.6
                                                                                                ------------  ------------
                                                                                                     2,293.0       2,267.4
                                                                                                ------------  ------------
                Total Assets                                                                        $6,605.4      $6,593.5
                                                                                                ============  ============

---------------------------------------------------------------------------------------------------------------------------

              Liabilities, Preferred Stock and
               Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                  $181.0        $186.0
              Losses, claims and settlement expenses                                                 3,561.9       3,519.8
              Unearned premiums                                                                        394.6         406.7
              Other policyholders' benefits and funds                                                   66.4          75.4
                                                                                                ------------  ------------
                Total policy liabilities and accruals                                                4,204.0       4,188.0
              Commissions, expenses, fees and taxes                                                    110.8         110.3
              Reinsurance balances and funds                                                           166.5         169.3
              Federal income tax payable:  Current                                                       8.3          11.5
                                          Deferred                                                      15.3          10.1
              Debt and debt equivalents                                                                118.7         320.5
              Sundry liabilities                                                                        75.9          98.4
                                                                                                ------------  ------------
                Total liabilities                                                                    4,699.9       4,908.4
                                                                                                ------------  ------------

Preferred     Redeemable convertible preferred stock                                                    19.5          17.0
Stock:        Convertible preferred stock                                                                1.2           0.6
              Cumulative preferred stock                                                                54.8          54.8
                                                                                                ------------  ------------
                Total preferred stock                                                                   75.6          72.5
                                                                                                ------------  ------------

Common        Common stock                                                                              95.7          58.8
Shareholders' Additional paid-in capital                                                               572.3         463.4
Equity:       Net unrealized appreciation of securities                                                 27.8          70.3
              Retained earnings                                                                      1,172.3       1,058.3
              Treasury stock (at cost)                                                                 (38.4)        (38.4)
                                                                                                ------------  ------------
                Total Common Shareholders' Equity                                                    1,829.8       1,612.5
                                                                                                ------------  ------------
                Total Liabilities, Preferred Stock
                  and Common Shareholders' Equity                                                   $6,605.4      $6,593.5
                                                                                                ============  ============

  See accompanying notes.

                                         OLD  REPUBLIC INTERNATIONAL  CORPORATION
                                 CONSOLIDATED  SUMMARY  STATEMENTS  OF INCOME  (Unaudited)
                                         ($ in Millions, Except Common Share Data)
----------------------------------------------------------------------------------------------------------------------------

                                                                               Quarters Ended          Nine Months Ended
                                                                                September 30,            September 30,
                                                                           -----------------------  -----------------------
                                                                               1996        1995         1996        1995
                                                                           ----------- -----------  ----------- -----------
Revenues:      Net premiums earned                                              $342.6      $311.1     $1,004.5      $920.9
               Title, escrow and other fees                                       37.0        34.6        111.3        87.9
               Net investment income                                              65.3        62.4        194.8       186.0
               Realized investment gains                                           6.2        20.2         13.4        25.9
               Other income                                                        4.7         5.0         16.0        15.4
                                                                           ----------- -----------  ----------- -----------
                  Net revenues                                                   456.0       433.5      1,340.2     1,236.3
                                                                           ----------- -----------  ----------- -----------

Expenses:      Benefits, claims and settlement expenses                          185.9       186.9        562.1       558.5
               Underwriting, acquisition and insurance expenses                  176.6       148.6        513.9       446.8
               Interest and other expenses                                         2.9         6.6         12.9        20.1
                                                                           ----------- -----------  ----------- -----------
                  Total expenses                                                 365.5       342.2      1,088.9     1,025.6
                                                                           ----------- -----------  ----------- -----------
               Income before income taxes and items below                         90.4        91.3        251.3       210.7
                                                                           ----------- -----------  ----------- -----------

Income Taxes:  Currently payable                                                  24.4        21.3         52.2        43.2
               Deferred                                                            4.3         8.9         27.7        25.7
                                                                           ----------- -----------  ----------- -----------
                  Total income taxes                                              28.7        30.3         80.0        68.9
                                                                           ----------- -----------  ----------- -----------
                                                                                  61.6        61.0        171.2       141.8
               Other items - net                                                   ---         ---          0.9         0.2
                                                                           ----------- -----------  ----------- -----------
               Income before extraordinary item                                   61.7        60.9        172.2       142.0
               Extraordinary item (net of tax credits of $2.4)                     ---         ---         (4.4)        ---
                                                                           ----------- -----------  ----------- -----------
Net Income:                                                                      $61.7       $60.9       $167.7      $142.0
                                                                           =========== ===========  =========== ===========


Earnings and
Dividends Per
Common Share:  Primary Earnings:
                Before extraordinary item                                        $0.64       $0.70        $1.81       $1.62
                Extraordinary item                                                 ---         ---        (0.05)        ---
                                                                           ----------- -----------  ----------- -----------
                Net income                                                       $0.64       $0.70        $1.76       $1.62
                                                                           =========== ===========  =========== ===========

               Fully Diluted Earnings:
                Before extraordinary item                                        $0.64       $0.66        $1.79       $1.53
                Extraordinary item                                                 ---         ---        (0.05)        ---
                                                                           ----------- -----------  ----------- -----------
                Net income                                                       $0.64       $0.66        $1.74       $1.53
                                                                           =========== ===========  =========== ===========

               Cash dividends                                                   $0.110      $0.087       $0.307      $0.254
                                                                           =========== ===========  =========== ===========

               Stock dividends                                                     --%         --%          50%         --%
                                                                           =========== ===========  =========== ===========

               Average number of common and common
                equivalent shares outstanding:
                        Primary                                             94,241,978  85,683,687   93,190,079  85,542,678
                                                                           =========== ===========  =========== ===========

                        Fully Diluted                                       94,664,729  92,514,468   94,648,198  92,494,132
                                                                           =========== ===========  =========== ===========




  See accompanying notes.

                                         OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                   CONSOLIDATED STATEMENTS  OF  CASH  FLOWS  (Unaudited)
                                                      ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                   --------------------------
                                                                                                       1996          1995
                                                                                                  ------------  -------------
Cash flows from operating activities:
  Net income                                                                                            $167.7         $142.0
  Change in non-cash items:
    Deferred policy acquisition costs                                                                     (3.5)          (3.6)
    Premiums and other receivables                                                                        13.5          (24.1)
    Unpaid claims and related items                                                                       28.9          102.3
    Future policy benefits and policyholders' funds                                                      (17.2)           8.4
    Income taxes                                                                                          23.3           44.3
    Reinsurance balances and funds                                                                         1.5           18.8
    Accounts payable, accrued expenses and other                                                          (4.1)           7.3
                                                                                                  ------------   ------------
  Total                                                                                                  210.1          295.6
                                                                                                  ------------   ------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls                                                                           66.1           93.4
     Other                                                                                                 ---            ---
    Available for sale:
     Maturities and early calls
     Other                                                                                                75.8           40.2
  Sales of equity securities                                                                              37.7          150.1
  Sales of other investments                                                                               3.6            3.0
  Sales of fixed assets for company use                                                                    1.4            2.3
  Purchases of fixed maturity securities:
    Held to maturity                                                                                    (253.0)        (332.1)
    Available for sale                                                                                  (148.5)        (161.9)
  Purchases of equity securities                                                                         (20.4)         (37.7)
  Purchases of other investments                                                                          (1.9)          (3.0)
  Purchases of fixed assets for company use                                                               (8.7)          (4.7)
  Purchases of investment in subsidiaries                                                                 (1.0)           ---
  Other-net                                                                                               (8.2)          (0.4)
                                                                                                  ------------   ------------
  Total                                                                                                 (115.2)        (210.9)
                                                                                                  ------------   ------------

Cash flows from financing activities:
  Increase in term loans                                                                                  52.0           ---
  Issuance of preferred and common stocks                                                                 14.1           2.0
  Repayments of term loans                                                                               (47.1)         (3.9)
  Redemption of debentures and notes                                                                    (105.5)          ---
  Dividends on common shares                                                                             (26.3)        (19.9)
  Dividends on preferred shares                                                                           (5.9)         (5.9)
  Purchase of treasury stock                                                                               ---          (0.9)
  Issuance of treasury stock                                                                               ---           2.3
  Other-net                                                                                                1.1          (0.2)
                                                                                                  ------------  ------------
  Total                                                                                                 (117.6)        (26.6)
                                                                                                  ------------  ------------

Increase (decrease) in cash and short-term investments                                                   (22.7)         58.0
  Cash and short-term investments, beginning of period                                                   332.1         203.3
                                                                                                  ------------  ------------
  Cash and short-term investments, end of period                                                        $309.4        $261.3
                                                                                                  ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                                             $12.1         $16.1
                                                                                                  ============  ============
    Income taxes                                                                                         $55.4         $24.9
                                                                                                  ============  ============

  See accompanying notes.

                   OLD  REPUBLIC  INTERNATIONAL  CORPORATION
      NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS (Unaudited)
                       ($ in Millions,Except Share Data)
------------------------------------------------------------------------------



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



2.Common Share Data:
  ------------------

  Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and nine months ended September 30,1996 and 1995. Retroactive adjustment has been made for all stock dividends and splits declared through September 30, 1996. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $1.2 and $3.7 for the quarters and nine months ended September 30, 1996 and 1995, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

  Common shares outstanding were 86,671,064 at September 30, 1996 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.Unrealized Appreciation of Investments:
  ---------------------------------------

  Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $27.8 at September 30, 1996. Unrealized appreciation of investments, before applicable income taxes of $15.5, at September 30, 1996 included gross unrealized gains and (losses) of $63.2 and $(19.7), respectively.

  For the nine months ended September 30, 1996 and 1995, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(42.5) and $51.2, respectively.

                    OLD REPUBLIC INTERNATIONAL CORPORATION
      MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OFOPERATIONS
                 Nine Months Ended September 30, 1996 and 1995
------------------------------------------------------------------------------

                                   OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                              FINANCIAL POSITION

Old Republic's financial position at September 30, 1996 reflected an increase in assets of .2%, a decrease in liabilities of 4.2%, and an increase in common shareholders' equity of 13.5% when compared to the immediately preceding year-end. As indicated below, the largest changes in the liabilities and equity accounts were due to debt redemptions and conversions. Cash and invested assets represented 67.0% of consolidated assets as of September 30, 1996 and December 31, 1995, respectively. Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1996 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1996, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first nine months of 1996, Old Republic's commitment to equity securities decreased by 9.7% vis-a-vis the related invested balance at year-end 1995. As of September 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in the first nine months of 1996. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $2.02 billion at September 30, 1996 consisted of debt and debt equivalents of $118.7 million, redeemable convertible preferred stock of $19.5 million (excluding $8.8 million of such stock classified as a debt equivalent), convertible preferred stock of $1.2 million, cumulative preferred stock of $54.8 million, and common shareholders' equity of $1.82 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 1996 reflects primarily the retention of earnings in excess of dividends declared onoutstanding preferred and common shares, and the issuance ofadditional shares to effect the debt conversion noted below; this was offset to some degree by a decline in the value of bonds and stocks carried at market value. At its May 16, 1996 meeting, the Company's Board of Directors authorized the reacquisition of up to $150.0 million of common and preferred shares as market conditions warrant during the twenty four month period from that date.

In February 1996, the Company called for redemption its 10% debentures of 2018 ($75.0 million principal amount) and its 5.75% convertible subordinated debentures of 2002 ($110.0 million principal amount); in April 1996, the Company called for redemption its 11.5% debentures of 2015 ($30.0 million principal amount); redemption of the debentures was effected with available funds, while the subordinated debentures were converted into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 million while its common shareholders' equity account rose by $108.7 million. In December 1996, the Company will redeem all ($54.8 million) of its Series "H" cumulative preferred stock.

At its March 14, 1996 meeting, the Company's Board of Directors declared a 50 percent stock dividend on the common shares. Retroactive adjustment has been made for this stock dividend in all per share calculations.

                             RESULTS OF OPERATIONS

Revenues:
---------
Net premiums and fees earned in the first nine months of 1996 amounted to $1.11 billion and were 10.6% above the amount reported for the first nine months of 1995. For the third quarter of 1996, net premiums and fees earned amounted to $379.6 million or 9.8% above the amount reported for the same quarter of 1995. For the third quarter of 1996, the Company's General Insurance Group posted a 2.5% increase in earned premiums to $216.2 million as premium growth continues at a slow pace due to soft pricing in this sector of the insurance industry. Premium growth in the Mortgage Guaranty Group was enhanced by continued expansion of the marketing territory and from higher volume driven by reasonably stable mortgage rates; as a result, third quarter earned premiums increased by 36.5% to $58.5 million from $42.9 million in the year-ago quarter. Title Group premium and fee revenues increased by 14.9% to $95.3 million in the third quarter of 1996 when compared to $82.9 million in the same quarter of 1995; greater housing and mortgage finance activity were the drivers of these revenue trends. The Life Group earned premiums were approximately the same in the third quarter of 1996 and 1995.

The General Insurance Group's net premiums earned increased 1.1% to $644.5 million in the first nine months of 1996. The Title Insurance Group reported premiums and fees in the first nine months of $272.9 million, up 24.5% from $219.2 million in the year-ago period, while the Mortgage Guaranty Group continued to experience double-digit growth in production and reported net premiums earned of $164.8 million, an increase of 35.5%. Life and health premiums also rose during these 1996 periods, but remained approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $194.8 million in the first nine months of 1996 and $65.3 million in the third quarter of 1996 compared to $186.0 million and $62.4, respectively, in the same quarter and nine month period of 1995. The growth in this revenue source reflects moderately lower operating cash flow and the use of certain internal funds to refund $105.0 million of high cost debt in the first half of 1996. The average annualized yield on investments was approximately 6.0% and 6.2% at the end of September 30, 1996 and 1995, respectively. In the past eighteen months the Company has committed a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $13.4million in the first nine months of 1996 were mostly due to the sale of equity securities. For the first nine months of 1996, approximately 73% of total dispositions represented maturities and early calls of existing fixed maturity holdings; for the year 1995 these transactions amounted to approximately 59%.

Expenses:
---------
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 50% and 55% in the first nine
months of 1996 and 1995, respectively.   For the third quarter of each year
these ratios were 49% in 1996 and 54% in 1995. Claims experience for property and liability coverages improved slightly in both periods due mostly to reduced losses from involuntary pool assessments as well as reduced claim frequencies and severity generally. Mortgage Guaranty claim costs increased in the third quarter and first nine months of 1996, when compared to the same periods of 1995, because of a recent uptrend in mortgage default rates. Title insurance claim provisions were much lower in the third quarter and first nine months of 1996 as a result of a continuing drop in claim frequencies and severity on business underwritten since 1992. Life Group claim costs were basically stable in both quarterly and nine month periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 46% and 44% in the first nine months of 1996 and 1995, respectively. These ratios were 49% and 43% for the third quarters of 1996 and 1995, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. A rise in Title premiums and fees tends to drive up this ratio due to the higher cost structure of this business.

Income from Operations and Net Income:
--------------------------------------
Income from operations before realized investment gains, taxes and other items increased by 18.4% in the third quarter and 28.7% in the first nine months of 1996 when compared to the same periods one year ago. The Corporation's General and Mortgage Guaranty insurance segments reflected higher pre-tax operating earnings, and the Life segment reported lower pre-tax earnings from operations. The Title insurance segment posted pre-tax operating earnings for the first nine months of 1996 while posting a pre-tax operating loss in the same period of 1995.

The effective consolidated income tax rate was 32% in the first nine months of 1996 and 1995, respectively, as well as in the third quarters of both of these years. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

The aforementioned early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 million (4 cents per share) that has been reflected as an extraordinary item in this year's first quarter, while the retirement of the Company's 11.5% debentures of 2015 produced an additional net of tax charge of $1.1 million (1 cent per share) that has been reflected as an extraordinary item in this year's second quarter. Accordingly, the total extraordinary charge reflected in the results for the first nine months of 1996 was $4.4 million (5 cents per share).

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

                   OLD  REPUBLIC INTERNATIONAL  CORPORATION
                                  FORM 10 - Q
                        PART  II  -  OTHER INFORMATION
------------------------------------------------------------------------------



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





     Date:  November 13, 1996
            -----------------






                                                 /s/ Paul D. Adams
                                         ------------------------------------
                                                    P. D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer