Form 10-K
period 1996-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-03-27
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended: December 31, 1996
                           -----------------

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934(NO FEE REQUIRED)

For the transition period from _____________________  to  ___________________
Commission File Number: 0-4625

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

Securities registered pursuant to Section 12(b) of the Act:

                           Share/Par Value Outstanding    Name of each exchange
   Title of each class          February 28, 1997          on which registered
-------------------------  ---------------------------   -----------------------
Common Stock/$1 par value          87,062,850     *      New York Stock Exchange
                           ---------------------------   -----------------------

     (*) Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No:___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 28, 1997 was $2,362,015,121.

Documents incorporated by reference:
------------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

             Title                                             Part
             -----                                             ----
Proxy statement for the 1997
 Annual Meeting of Shareholders                    III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 54)   IV, Item 14





                        There are 56 pages in this report

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

           Financial Information Relating to Segments of Business (a)

     The contributions to net revenues, and income (loss) before taxes and extraordinary item of each Old Republic segment are set forth below for the years shown, together with their respective assets at the end of each year. The information below should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere herein.

                                                                                   ($ in Millions)
                                                -----------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                -----------------------------------------------------------------------------
                                                            Net Revenues(b)                   Income (Loss) Before Taxes
                                                ---------------------------------------  ------------------------------------
                                                   1996         1995         1994           1996         1995         1994
                                                ----------   ----------   ----------     ----------   ----------   ----------
    General ...............................     $  1,074.9   $  1,056.1   $  1,051.4     $    188.8   $    171.1   $    154.2
    Mortgage Guaranty......................          262.6        203.9        158.3          120.2        102.8         78.3
    Title..................................          387.9        326.2        404.7           24.6          4.6          (.2)
    Life...................................           60.5         58.0         55.7            7.0          7.9          6.4
    Other Operations - Net.................            2.6          1.8           .9          (13.5)       (20.2)       (20.6)
                                                -----------  -----------  -----------    ----------   ----------   ----------
      Subtotal.............................        1,788.7      1,646.1      1,671.2          327.2        266.2        218.1
    Realized Investment Gains..............           15.1         49.7          7.7           15.1         49.7          7.7
                                                -----------  -----------  -----------    -----------  -----------  ----------
      Total................................     $  1,803.9   $  1,695.9   $  1,679.0     $    342.4   $    316.0   $    225.8
                                                ===========  ===========  ===========    ===========  ===========  ==========

                                                                                                   Assets at December 31,
                                                                                         ------------------------------------
                                                                                            1996         1995         1994
                                                                                         ----------   ----------   ----------

    General............................................................................. $  5,350.5   $  5,356.8   $  5,199.9
    Mortgage Guaranty...................................................................      760.5        634.0        487.8
    Title...............................................................................      408.2        415.8        402.4
    Life................................................................................      310.3        328.2        322.7
      Total............................................................................. $  6,656.2   $  6,593.5   $  6,262.9
                                                                                         ===========  ===========  ==========

    ------------
    (a)  Reference is made to the table in Note 7 of the Notes to Consolidated
         Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
    (b)  Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all  groups combined.


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

     The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.
     During the past ten years, the Corporation has steadily diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1996, production of direct workers' compensation premiums accounted for 22.4% of consolidated direct premiums written by the General Insurance Group. For the same year, general liability and commercial automobile (principally trucking) direct insurance premiums amounted to 11.6% and 43.2%, respectively, of consolidated direct premiums written.
     During the past decade, specialty programs have also been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.
     The Corporation assumes (on both treaty and facultative bases) a moderate amount of reinsurance business produced by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

     Property and Other Coverages: Old Republic's property insurance business primarily includes commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for houses and commercial properties. All such insurance is produced through agents or financial intermediaries, such as finance companies, and on a reinsurance assumed basis.
     Fidelity and surety coverages are underwritten through agents by the Old Republic Surety Group, Inc. Old Republic Insured Credit Services, Inc., a wholly-owned subsidiary, has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks and thrift institutions. This coverage provides lenders with a guaranty against defaults on home equity and home improvement loans and installment sales contracts.
     Auto Warranty and Home Warranty, while still relatively small businesses, are marketed directly by Old Republic through its own employees and selected independent agents.

                             Mortgage Guaranty Group

     Real estate mortgage loan insurance protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.
     Mortgage Guaranty Insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 19% by savings and loan associations, 68% by mortgage bankers and 13% by other lenders. The Corporation's mortgage guaranty insurance in force at December 31, 1996, was originally produced by approximately 3,800 different lending institutions and about 2,300 such institutions originated business in 1996. The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.
     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 45% and 53%, respectively of the residential real estate loan insurance in force at December 31, 1996, has been written under annual and monthly premium plans. Monthly premium plans, a product that was introduced in 1993, accounted for approximately 96% of the new business written in 1996.

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

                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.
     There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a onetime premium. Most mortgages made in the United States are extended by savings and loan associations, mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. The financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy is issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.
     The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same land may be reduced, depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the consumer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss.
     In connection with its title insurance operations, Old Republic also provides escrow facilities, services for the disbursement of construction funds, and other services pertaining to real estate transfers.

                              Life Insurance Group

     Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through automobile dealers, consumer finance companies, banks, and savings and loan associations. Borrowers insured under consumer credit life insurance are also generally covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled. Old Republic has also written various conventional life, disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions.

     Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, owners of small businesses, and high net worth persons.

     Annuities: In the past, Old Republic marketed annuity policies, some of which remain outstanding, through securities dealers in New York State. These policies provide for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential as the Company has been unwilling to compete in this part of the insurance business.

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Mortgage Guaranty and Title insurance groups, and disability/accident & health coverages underwritten directly or through reinsurance in both the Life and General Insurance groups;
2) a summary of net retained life insurance in force at the end of the years shown:

                                                                                          ($ in Millions)
                                                                       -----------------------------------------------------
                                                                                      Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                            1996                1995                1994
                                                                       --------------       -------------      -------------
General Insurance Group:
  Overall Experience:
  Net Premiums Written...............................................  $        866.3       $       876.1      $       851.6
  Net Premiums Earned (a)............................................  $        868.2       $       847.7      $       860.6
  Loss Ratio     ....................................................             73%                 75%                76%
  Policyholders' Dividend Ratio......................................              -%                  1%                 1%
  Expense Ratio(a)...................................................             27%                 26%                26%
                                                                       --------------       -------------      -------------
  Composite Ratio....................................................            100%                102%               103%
                                                                       ==============       =============      =============

  Experience by Major Coverages:
  Workers' Compensation:
  Net Premiums Earned (a)............................................  $        151.6       $       187.2      $       239.4
  Loss Ratio     ....................................................             71%                 88%                81%
  Policyholders' Dividend Ratio......................................              1%                  3%                 4%
                                                                       ==============       =============      =============

  Commercial Automobile (Principally trucking):
  Net Premiums Earned (a)............................................  $        397.4       $       361.3      $       321.2
  Loss Ratio     ....................................................             79%                 79%                82%
                                                                       ==============       =============      =============

  General Liability:
  Net Premiums Earned (a)............................................  $         46.9       $        53.7      $        54.2
  Loss Ratio     ....................................................             76%                 55%                84%
                                                                       ==============       =============      =============

  Property and Other Coverages:
  Net Premiums Earned (a)............................................  $        272.3       $       245.5      $       245.7
  Loss Ratio     ....................................................             63%                 66%                62%
                                                                       ==============       =============      =============

Mortgage Guaranty Group:
  Net Premiums Earned (b) ...........................................  $        226.6       $       175.2      $       134.5
  Loss Ratio (b) ....................................................             36%                 33%                29%
                                                                       ==============       =============      =============

Title Insurance Group:(b)
  Net Premiums Earned................................................  $        220.2       $       183.3      $       244.4
  Combined Net Premiums & Fees Earned................................  $        367.4       $       305.5      $       384.7
  Loss Ratio  :  To Net Premiums Earned..............................              8%                 14%                18%
              :  To Net Premiums & Fees Earned.......................              5%                  8%                12%
                                                                       ==============       =============      =============

Disability/Accident & Health (c):
  Net Premiums Earned................................................  $         33.9       $        31.2      $        28.5
  Loss Ratio ........................................................             42%                 44%                46%
                                                                       ==============       =============      =============

Net Retained Life Insurance In Force:
  Ordinary Life......................................................  $      3,833.9       $     4,063.4      $     4,230.0
  Credit and Other Life..............................................           135.7               173.6              193.3
                                                                       --------------       -------------      -------------
     Total...........................................................  $      3,969.6       $     4,237.0      $     4,423.4
                                                                       ==============       =============      =============
------------
(a)   Statutory  net  premiums  earned and expense  ratios may vary from amounts calculated  pursuant to generally  accepted  accounting  principles due to
      differences  in  the   calculation  of  unearned   premium   reserves  and
      acquisition cost under each accounting method.
(b)   Amounts  and ratios  reported  are  determined  pursuant  to  generally accepted accounting principles.
(c)   Disability/accident  & health data reflect the composite experience of the
      Life and General Insurance segments of business.  Accordingly, the General
      Insurance Group composite  experience  includes premiums and related costs for  disability/accident  &  health  coverages  underwritten  directly  or through reinsurance in such group.

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.
     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater volatility due to a variety of factors. The inherent volatility of claims experience due to chance events in any one year, greater or lower loss costs emanating from involuntary business (i.e. from industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which have experienced financial difficulties are some of the major factors which may influence comparisons of loss ratios between years. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in light of such a concurrent underwriting approach. Improved loss experience for workers compensation insurance in 1996 reflects lower claim costs from involuntary market participations as well as generally improving industry-wide loss trends.
     The increase in the mortgage guaranty loss ratio is due to a rise in claim frequency, mostly in the California market which has been affected by an economic slowdown for the past several years. The Title Insurance Group loss ratios for the years presented reflect improving loss severity and frequency trends for business underwritten since 1992.
     The decrease in net ordinary life insurance in force is attributed to competitive market pressures which served to reduce first year premium production.

                        General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (such as attorneys' fees which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of the claim department) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets in terms of gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.
     The establishment of claim reserves by property and liability insurers, such as the Corporation's General Insurance Group, is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.
     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $163.2, $162.8 and $169.1 million, as of December 31, 1996, 1995, and 1994, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     The following table shows the indicated deficiencies or redundancies for the years 1986 to 1996. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. With respect to the 1986 data in particular, the indicated deficiency pertains largely to adverse claim development for reinsurance assumed business which the Company has de-emphasized since 1986 due to unacceptably high loss ratios. Further, the reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                                     ($ in Millions/Percentages to Nearest Whole Point)
-----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:         1986     1987      1988      1989     1990      1991      1992     1993      1994     1995      1996
                               ----     ----      ----      ----     ----      ----      ----     ----      ----     ----      ----
(b) Liability (1) for unpaid claims
    and claim adjustment
    expenses(2):               $974   $1,130    $1,271    $1,335   $1,435    $1,540    $1,573   $1,700    $1,768   $1,821    $1,829
                              =====================================================================================================

(c) Paid (cumulative) as of (3):
    One year later              16%      17%       20%       20%      21%       24%       20%      20%       20%      20%        -%
    Two years later             32       32        33        33       36        35        32       33        33        -         -
    Three years later           43       41        42        43       44        44        41       41         -        -         -
    Four years later            50       49        50        49       50        50        47       -          -        -         -
    Five years later            56       55        54        54       55        55        -        -          -        -         -
    Six years later             61       58        58        58       59        -         -        -          -        -         -
    Seven years later           63       62        62        61       -         -         -        -          -        -         -
    Eight years later           67       65        65        -        -         -         -        -          -        -         -
    Nine years later            69       68        -         -        -         -         -        -          -        -         -
    Ten years later             72%      - %       - %       - %      - %       - %       - %       -%        -%       -%        -%
                           ========================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    ----------
    One year later             103%     104%      101%       98%     100%       99%       97%      95%       95%      96%        -%
    Two years later            111      104        97        99      100        97        94       91        93        -         -
    Three years later          110      100        98        98       99        96        93       93         -        -         -
    Four years later           106      101        98        98       99        97        96       -          -        -         -
    Five years later           108      101        99        99      100       100         -       -          -        -         -
    Six years later            108      102        99       100      103        -          -       -          -        -         -
    Seven years later          109      103       101       104       -         -          -       -          -        -         -
    Eight years later          111      105       104        -        -         -          -       -          -        -         -
    Nine years later           112      109        -         -        -         -          -       -          -        -         -
    Ten years later            116%      - %       - %       - %      - %       - %        -%      - %        -%       -%        -%
                              =====================================================================================================

(e) Redundancy (deficiency)(5):
   For each year-end at (a):   -16%      -9%       -4%       -4%      -3%        -%        4%       7%        7%       4%        -%
                             ======================================================================================================
   Average for all year-ends
   at (a):                                                                                                                   -0.2%
                                                                                                                             =====
     (1) Amounts are  reported net of  reinsurance  recoverable.  (2)  Excluding unallocated  loss  adjustment  expense  reserves.  (3)  Percent  of most  recent reestimated  liability (line d). Decreases in paid loss percentages may at times reflect  the  reassumption  by the  Company  of  certain  previously  ceded loss reserves.  (4) Percent of  beginning  liability  (line b) for unpaid  claims and claim adjustment expenses.  (5) Most current liability reestimated (line d) as a percent of beginning liability (line b).

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and claim adjustment expenses (1) for each of the years shown.

                                                                                                      ($ in Millions)
                                                                                         ----------------------------------------
                                                                                                 Years Ended December 31,
                                                                                         ----------------------------------------
                                                                                             1996          1995          1994
                                                                                         ------------  ------------  ------------

    Amount of reserves for unpaid claims and claim adjustment expenses
      at the beginning of each year, net of reinsurance losses recoverable............   $   1,820.9   $   1,768.3   $    1,700.8
                                                                                         ------------  ------------  ------------
    Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year...............................         668.0         684.7          705.8
      Change in provision for insured events of prior years...........................         (74.4)        (92.6)         (89.1)
                                                                                         ------------    ----------  ------------
             Total incurred claims and claim adjustment expenses......................         593.6         592.1          616.7
                                                                                         ------------  ------------  ------------
    Payments:
      Claims and claim adjustment expenses attributable to insured
           events of the current year.................................................         243.0         207.1          236.6
      Claims and claim adjustment expenses attributable to insured
           events of prior years......................................................         342.0         332.4          312.4
                                                                                         ------------  ------------  ------------
             Total payments...........................................................         585.0         539.5          549.0
                                                                                         ------------  ------------  ------------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable..............       1,829.5       1,820.9        1,768.3
    Reinsurance losses recoverable....................................................       1,296.5       1,311.8        1,407.4
                                                                                         ------------  ------------  ------------
    Amount of reserves for unpaid claims and claim adjustment expenses................   $   3,126.0   $   3,132.7   $    3,175.7
                                                                                         ============  ============  ============
    ------------
    (1)  Excluding unallocated loss adjustment expense reserves.
    (2)  Reserves for incurred but not reported losses amounted to approximately
         32.6%,  31.1% and 30.4% of the totals shown as of December 31, 1996,
         1995 and 1994, respectively.

     The data in the two tables above, incorporates Old Republic's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.
     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1996, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $92.3 million gross, and $64.2 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.7 years (gross) and 11.9 years (net) of average annual claims payments.
     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such issues as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting environmental claims. As of December 31, 1996, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                                                  Consolidated Investments
                                                       ($ in Millions)
                                                        December 31,
    -----------------------------------------------------------------------------------------------------------------------
                                                                                    1996            1995           1994
                                                                                ------------    -----------    -----------

    Held to Maturity
    Fixed Maturity Securities:
       Corporate..............................................................  $       -       $       -      $   1,356.2
       Utilities..............................................................        984.3           995.5          919.3
       Tax-Exempt.............................................................      1,038.3           717.8          450.7
       Redeemable Preferred Stocks............................................           .2              .7             .8
                                                                                ------------    ------------   ------------
                                                                                    2,022.9         1,714.1        2,727.2
                                                                                ------------    ------------   ------------
    Other Invested Assets:
       Mortgage Loans.........................................................          8.7            11.8           14.0
       Policy Loans...........................................................          2.0             2.1            2.1
       Collateral Loans.......................................................           .2              .3             .4
       Sundry.................................................................         14.2            12.6           10.7
                                                                                ------------    ------------   ------------
                                                                                       25.1            26.9           27.3
                                                                                ------------    ------------   ------------
        Total held to maturity................................................      2,048.1         1,741.1        2,754.6
                                                                                ------------    ------------   ------------

    Available for Sale
    Fixed Maturity Securities:
       U.S. & Canadian Governments............................................        758.0           812.4          620.3
       Corporate..............................................................      1,226.1         1,333.6             -
                                                                                ------------    ------------   ------------
                                                                                    1,984.2         2,146.0          620.3
                                                                                ------------    ------------   ------------
    Equity Securities:
       Perpetual Preferred Stocks............................................           5.0             4.4            4.5
       Common Stocks.........................................................         111.1           121.7          259.2
                                                                                ------------    ------------   ------------
                                                                                      116.1           126.1          263.8
                                                                                ------------    ------------   ------------

    Short-term Investments....................................................        265.7           312.7          172.1
                                                                                ------------    ------------   ------------
        Total available for sale..............................................      2,366.0         2,584.9        1,056.2
                                                                                ------------    ------------   ------------

    Total Investments.........................................................  $   4,414.2     $   4,326.0    $   3,810.8
                                                                                ============    ============   ============


    -----------------------------------------------------------------------------------------------------------------------------
                                              Sources of Consolidated Investment Income
                                                           ($ in Millions)
                                                      Years Ended December 31,
    -----------------------------------------------------------------------------------------------------------------------------
                                                                                     1996             1995              1994
                                                                                --------------   --------------    --------------

    Fixed Maturity Securities:
       Taxable................................................................  $      199.1     $       203.2     $       189.6
       Tax-Exempt.............................................................          41.4              27.1              18.6
       Redeemable Preferred Stocks............................................            -                 -                -
                                                                                -------------    --------------    --------------
                                                                                       240.6             230.4             208.2
                                                                                -------------    --------------    --------------
    Equity Securities:
       Perpetual Preferred Stocks.............................................            .3                .4                .5
       Common Stocks..........................................................           2.2               5.8               7.0
                                                                                -------------    --------------    --------------
                                                                                         2.6               6.3               7.5
                                                                                -------------    --------------    --------------
    Other Investment Income:
       Interest on Short-term Investments.....................................          16.0              13.6               9.7
       Sundry.................................................................           8.4               8.4               7.9
                                                                                -------------    --------------    --------------
                                                                                        24.5              22.0              17.7
                                                                                -------------    --------------    --------------
    Gross Investment Income...................................................         267.7             258.7             233.6
       Less: Investment Expenses (a)..........................................           7.2               6.8               6.0
                                                                                -------------    --------------    --------------
    Net Investment Income.....................................................  $      260.5         $   251.9     $       227.5
                                                                                =============    ==============    ==============

    ------------
    (a)  Investment  expenses  consist  primarily of personnel  costs and investment custody service fees.


     For at least the past 25 years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1996 and December 31, 1995, total investments in default as to principal and/or interest amounted to less than 1% of consolidated assets.

     The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of investment gains. While the amount of portfolio turnover varies from year to year, recent years' dispositions of portfolio investments held to maturity are caused principally by issuers' calls prior to maturity.

     Effective January 1, 1993, the Company reevaluated the classification of its invested assets as to those it (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed-maturity securities), (2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). In November 1995, the Company again reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) during that month. As a result, additional fixed maturity securities previously categorized as "held to maturity" were reclassified to the "available for sale" category; the amortized cost of the securities so reclassified was $1,365.7, and their fair market value was $1,394.2; the related net of deferred tax unrealized gain of $18.5 was credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995. Prior years' balance sheets and investment classifications have not been restated nor reclassified to reflect these changes. The Company's invested assets as of December 31, 1996 have been classified solely as "held to maturity" or "available for sale".

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1996 and December 31, 1995, are shown in the following tables. These investments, $4.0 billion and $3.8 billion at December 31, 1996 and 1995, respectively, represented approximately 60% and 59%, respectively, of consolidated assets, and 85% and 79%, respectively, of consolidated liabilities as of such dates.


    -------------------------------------------------------------------------------------------------------------------------
                                                       Independent Ratings (a)
    -------------------------------------------------------------------------------------------------------------------------


                                                                                                         December 31,
                                                                                             --------------------------------
                                                                                               1996                    1995
                                                                                             --------                --------
                                                                                                   (% of total portfolio)
    Aaa....................................................................................     31.5%                  30.9%
    Aa.....................................................................................     29.8                   28.2
    A......................................................................................     33.2                   34.1
    Baa....................................................................................      4.8                    6.0
                                                                                             --------                -------
       Total investment grade..............................................................     99.3                   99.2
    All others (b).........................................................................       .7                     .8
                                                                                             --------                -------
       Total...............................................................................    100.0%                 100.0%
                                                                                             ========                =======

    ------------
    (a)   Ratings are assigned  primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.
    (b)   "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.


    ------------------------------------------------------------------------------------------------------------------------
                                                    Maturity Distribution
    ------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                               1996                   1995
                                                                                             --------               --------
                                                                                                   (% of total portfolio)
    Due in one year or less................................................................     10.3%                   7.7%
    Due after one year through five years..................................................     40.9                   43.1
    Due after five years through ten years.................................................     45.8                   47.5
    Due after ten years through fifteen years..............................................      2.0                     .7
    Due after fifteen years................................................................      1.0                    1.0
                                                                                             --------               --------
                                                                                               100.0%                 100.0%
                                                                                             ========               ========

    Average life (years)...................................................................      4.6                    4.7
                                                                                             ========               ========


    ------------------------------------------------------------------------------------------------------------------------



(c) Marketing. Workers' compensation, general liability and commercial automobile insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 1996.

    Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

    A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 243 Company offices located in 31 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for services. During 1996, approximately 50% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

    The personal contacts, relationships, and reputations of Old Republic's key executives are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

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

    At least one insurance subsidiary of Old Republic is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia, while title insurance operations, however, are licensed to do business in 48 states, the District of Columbia and Puerto Rico. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

---------------------------------------------------------------------------------------------------------------------------
                                    Geographical Distribution of Direct Premiums Written
---------------------------------------------------------------------------------------------------------------------------

                                                                                 1996              1995              1994
                                                                               --------          --------          --------

United States:
   Northeast.................................................................      5.1%              5.0%              5.3%
   Mid-Atlantic..............................................................      8.1               8.9              10.0
   Southeast.................................................................     16.3              16.6              16.2
   Southwest.................................................................     14.0              13.1              14.3
   East North Central........................................................     17.2              17.7              16.2
   West North Central........................................................     16.1              16.3              15.2
   Mountain..................................................................      8.3               8.5               8.4
   Western...................................................................     11.9              11.0              12.5
Foreign (Principally Canada).................................................      2.9               2.9               1.9
                                                                               --------          --------          --------
       Total.................................................................    100.0%            100.0%            100.0%
                                                                               ========          ========          ========

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for future policy benefits, unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements when they occur. See "General Insurance Claim Reserves" herein.
     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint underwriting ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, or securities.
     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and clients into some degree of joint venture relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, sponsors whose customers are insured by Old Republic, or individual clients who have formed "captive" insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.
     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements.
     Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): fire and other physical perils-$300,000; accident and health-$100,000; workers' compensation-$1,000,000; other liability coverages-$500,000; and loan credit guaranty-$200,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $24,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $250,000.

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

(g) Employees. As of December 31, 1996, Old Republic employed approximately 5,650 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1996 was approximately $13.1 million.

     Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 5(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

     There are no material legal proceedings against the Company other than those arising in the normal course of business and which generally pertain to claim matters arising from insurance policies and contracts issued by the Corporation's insurance subsidiaries.


Item 4-Submission of Matters to a Vote of Security Holders

     None


Item 4(a)-Executive Officers of the Registrant

Name                      Age    Position
----------------------    ---    ---------------------------------------
Paul D. Adams              51    Senior Vice President, Chief Financial Officer
                                 since 1990 and Treasurer since 1993.

Anthony F. Colao           69    Senior Vice President, and Director since 1987.

Spencer LeRoy, III         50    Senior Vice President, General Counsel, and
                                 Secretary since 1992.

William F. Schumann        57    Senior Vice President since 1989. President
                                 since 1974 of Old Republic Insured Credit
                                 Services, Inc., a wholly-owned subsidiary.

William A. Simpson         55    Senior Vice President/Mortgage Guaranty, and
                                 Director since 1980. President since 1972 of
                                 Republic Mortgage Insurance Company, a wholly-
                                 owned subsidiary.

A. C. Zucaro               57    Chief Executive Officer, President, Director
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

                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                         Closing Price
                                   ------------------------          Cash
                                     High             Low          Dividends
                                   --------        --------        ---------
1st quarter 1995.................  $  16.75        $  14.09        $    .080
2nd quarter 1995.................     17.59           16.17             .087
3rd quarter 1995.................     19.67           17.00             .087
4th quarter 1995.................  $  23.67        $  18.09        $    .087
                                   ========        ========        =========

1st quarter 1996.................  $  24.25        $  21.08        $    .087
2nd quarter 1996.................     23.00           20.33             .110
3rd quarter 1996.................     24.75           20.63             .110
4th quarter 1996.................  $  27.63        $  24.63        $    .110
                                   ========        ========        =========

As of January 31, 1997, there were 3,827 registered holders of the Company's Common Stock. See Notes 4(b) and 4(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1996.

Item 6-Selected Financial Data
(All amounts,  except common share data, are expressed in millions)
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                1996             1995             1994             1993             1992
                                           -------------    -------------    -------------    -------------   --------------
FINANCIAL POSITION:
  Cash and Invested Assets (a)...........  $     4,521.8    $     4,415.2    $     3,906.4    $     3,723.0   $      3,332.5
  Other Assets (b) ......................        2,134.3          2,178.2          2,356.5          2,375.3            809.1
         Total Assets....................        6,656.2          6,593.5          6,262.9          6,098.3          4,141.6
  Liabilities, Other than Debt (b).......        4,581.5          4,587.9          4,543.4          4,480.5          2,698.0
  Debt and Debt Equivalents..............          154.0            320.5            314.7            282.7            277.8
         Total Liabilities...............        4,735.6          4,908.4          4,858.1          4,763.3          2,975.8
  Preferred Stock........................           20.6             72.5             75.4             78.0             80.8
  Common Shareholders' Equity............        1,900.0          1,612.5          1,329.3          1,256.9          1,084.9
         Total Capitalization (c)........  $     2,074.6    $     2,005.6    $     1,719.5    $     1,617.7   $      1,443.6
                                           =============    =============    =============    =============   ==============

----------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
  Net Premiums and Fees Earned...........  $     1,507.7    $     1,374.0    $     1,423.2    $     1,445.7   $      1,291.9
  Net Investment and Other Income                  281.0            272.1            248.0            250.2            262.3
  Realized Investment Gains..............           15.1             49.7              7.7             40.2             62.8
         Net Revenues....................        1,803.9          1,695.9          1,679.0          1,736.3          1,617.0
  Benefits, Claims, Settlement
    Expenses and Dividends...............          752.0            747.9            761.2            811.3            752.1
  Underwriting and Other Expenses........          709.4            631.9            691.9            681.6            614.2
         Income Taxes (d)................          108.5            103.6             73.4             78.0             75.0
  Income Before Items Below..............          234.8            212.7            151.0            166.4            174.7
  Accounting Changes (e).................            -                -                -                8.6              -
  Extraordinary Item (i).................           (4.4)             -                -                -                -
                                           -------------    -------------   --------------    -------------   --------------
         Net Income......................  $       230.3    $       212.7   $        151.0    $       175.1   $        174.7
                                           =============    =============   ==============    =============   ==============

----------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA (f):
  Net Income:
  Primary Earnings (g):
    Income Before Items Below............  $        2.46    $        2.42   $         1.70    $        1.89   $        2.06
    Accounting Changes(e)................             -                -                -               .10              -
    Extraordinary Item(i)................           (.05)              -                -                -               -
                                           -------------    -------------   --------------    -------------   -------------
         Net Income......................  $        2.41    $        2.42   $         1.70    $        1.99   $        2.06
                                           =============    =============   ==============    =============   =============

  Fully Diluted Earnings (h):
    Income Before Items Below............  $        2.44    $        2.28   $         1.63    $        1.80   $        1.97
    Accounting Changes(e)................             -                -                -               .09              -
    Extraordinary Item (i)...............           (.05)              -                -                -               -
                                           -------------    -------------   --------------    -------------   -------------
         Net Income......................  $        2.39    $        2.28   $         1.63    $        1.89   $        1.97
                                           =============    =============   ==============    =============   =============

  Average Common and Equivalent
  Shares Outstanding:   Primary..........     93,625,375       85,910,781       85,811,553       85,616,313       81,774,877
                                           =============    =============   ==============    =============   ==============
                        Fully Diluted....     94,822,531       93,102,807       92,486,235       92,279,148       87,478,359
                                           =============    =============   ==============    =============   ==============
  Dividends:    Cash.....................  $        .417    $        .340   $         .313    $        .287   $         .260
                                           =============    =============   ==============    =============   ==============
                Stock....................            50%               -%               -%               -%             100%
                                           =============    =============   ==============    =============   ==============
  Book Value.............................  $       21.85    $       20.37   $        17.19    $       16.17   $        14.27
                                           =============    =============   ==============    =============   ==============
  Common Shares Outstanding..............     86,938,763       79,144,153       77,304,618       77,766,001       76,038,843
                                           =============    =============   ==============    =============   ==============

----------------------------------------------------------------------------------------------------------------------------
See Notes on Following Page

Notes to Item 6-Selected Financial Data
-------------------------------------------------------------------------------


(a)  Consists of cash, investments and investment income due and accrued;
(b) The Company adopted certain reporting changes mandated by accounting regulatory authorities which served to increase assets and liabilities by equal amounts of approximately $1.3 billion at December 1996, $1.4 billion at December 31, 1995, and $1.5 billion at December 31, 1994 and 1993. As permitted, prior years' reports have not been changed retroactively for these changes which became effective in 1993;
(c) Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders' equity;
(d) Income taxes were decreased, and net income correspondingly increased by $1.9 ($.02 per share) in 1992, as a result of amortized fresh start deferred income tax credits all of which resulted from changes in tax regulations effective January 1, 1987;
(e) Effective January 1, 1993, the Company adopted Financial Accounting Statement (FAS) No. 109 "Accounting for Income Taxes" that required a change to the asset and liability method of calculating deferred income taxes. The cumulative effect of this change resulted in net income of $13.3, or $.15 per share ($.14 fully diluted) in 1993. In addition, effective January 1, 1993 the Company adopted FAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions" for health care and life insurance benefit plans. A few Old Republic subsidiaries made available post-retirement health benefits for employees that retired prior to November 30, 1992. The Company recognized the accumulated post-retirement benefit liability of $7.0 as of January 1, 1993; this resulted in an after tax charge to net income of $4.6 or $.05 per share ($.05 fully diluted). As permitted, prior year reports have not been changed retroactively for these changes which became effective in 1993;
(f) Common share data has been retroactively adjusted for all stock dividends and splits declared through December 31, 1996. Excludes 6,658,901 issued and outstanding common shares, held by a consolidated affiliate, which are eliminated in consolidation and in the calculation of outstanding shares for financial accounting purposes only;
(g) Calculated after deduction of preferred stock dividend requirements of $4.7 in 1996, $4.9 in 1995, $5.1 in 1994, $5.2 in 1993 and $6.0 in 1992;
(h) Calculated after deduction of preferred stock dividend requirements and, as applicable, after adjustment for post-tax convertible debentures interest of $4.0 in 1996, $.6 in 1995, $.9 in 1994, $1.0 in 1993 and $2.6 in 1992.
(i) See note 3(c) of the Notes to Consolidated Financial Statements for an explanation of the extraordinary item.

Item 7-Management Analysis of Financial Position and Results of Operations
       ($ in Millions, Except Share Data)
-------------------------------------------------------------------------------


                                    OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                         CHANGES IN ACCOUNTING POLICIES

     In November 1995, the Company reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) during that month. As a result, the Company reclassified from the "held to maturity" to the "available for sale" categories certain fixed maturity securities with an amortized cost of $1,365.7, fair value of $1,394.2 and an unrealized gain of $28.4. The unrealized gain, net of deferred income taxes of $9.9, was credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995.

     In the fourth quarter of 1995, the Company's Mortgage Guaranty Group adopted the accrual method for recording past-due premium revenues and the related premium receivable arising from new monthly premium policies. This new payment mode emerged as a significant factor for the mortgage guaranty industry beginning in mid-1994. Before adoption of this accrual method, such past-due premiums were recognized on receipt of cash. With the adoption of this accrual method, a cumulative increase in net premiums written of $9.8, net premiums earned of $6.3, and post-tax income of $3.9 or 4 cents per fully diluted share was reflected in the Company's final quarter and the year of 1995.


                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 1996 reflected an increase in assets of 1.0%, a decrease in liabilities of 3.5%, and an increase in common shareholders' equity of 17.8%, when compared to the immediately preceding year-end. As indicated below, the largest changes in the liabilities and equity accounts were due to debt redemptions and conversions, respectively. Cash and invested assets represented 67.9% and 67.0% of consolidated assets as of December 31, 1996 and 1995, respectively. Relatively high short-term maturity investment positions continued to be maintained as of most recent year-ends to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1996 and 1995, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities, with an emphasis on tax-exempt bonds. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During 1996, Old Republic's commitment to equity securities decreased by 8.0% vis-a-vis the related invested balance at year-end 1995. As of December 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

     Consolidated operations produced positive cash flows for the latest three years. The decline in cash flow from operations in 1996 was due mainly to lower operating cash flow in Old Republic's general and life insurance segments. The parent holding company has met its liquidity and capital needs for the past three years through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

     Old Republic's capitalization of $2,074.6 at December 31, 1996 consisted of debt and debt equivalents of $154.0, redeemable convertible preferred stock of $19.3 (excluding $8.8 of such stock classified as a debt equivalent), convertible preferred stock of $1.2, and common shareholders' equity of $1,900.0. The increase in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the issuance of additional shares to effect the debt conversions noted below, and the conversion of preferred stock to common stock; this was offset to some degree in 1996 by a decline, compared to an increase in 1995, in the value of fixed maturity securities carried at market value.

     The Corporation acquired $.9 of common stock in 1995 in open market transactions. At its May 16, 1996 meeting, the Company's Board of Directors authorized the reacquisition of up to $150.0 of common and preferred shares as market conditions warrant during the twenty-four month period from that date.

     In February 1996, the Company called for redemption its 10% debentures maturing in 2018 ($75.0 principal amount) and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount); in April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount); redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 while its common shareholders' equity account rose by $108.6. The early retirement of the debentures produced a net of tax charge of $4.4 (5 cents per share) that has been reflected as an extraordinary item in 1996. In December 1996, the Company redeemed all ($54.8) of its Series "H" cumulative preferred stock with available funds.


                              RESULTS OF OPERATIONS
Revenues:

     Net premiums and fees earned increased by 9.7% in 1996 and decreased by 3.5% and 1.6% in 1995 and 1994, respectively. In 1996, the increase in property and liability earned premiums was 1.9% as premium growth continued at a slow pace due to a soft pricing environment. In 1995 and 1994, lower property and liability premium growth was also due to the soft premium rate environment for most insurance coverages, and lower participation in involuntary market (assigned risk) pools. For the past three years, mortgage guaranty premiums have increased due to a rise in the amount of renewal and new business, and market expansion. Title Group premiums and fee revenues increased 20.3% in 1996; greater housing and mortgage finance activity were the main reasons for this rise in revenues. Depressed conditions in the large California housing market and much lower refinancing activity nationwide resulted in reduced title insurance revenues in 1995 and 1994. Life and disability premium volume increased moderately during the last three years as a result of greater term life and accident insurance production.

     Net investment income grew by 3.4%, 10.7% and 3.1% in 1996, 1995 and 1994, respectively. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. In 1996, the Company, as previously mentioned, used internal funds to refund most of the above noted $105.0 of debt and $54.8 of preferred stock, thus reducing its invested asset base. The average annual yield on investments was 6.0%, 6.2% and 6.1% for the years ended December 31, 1996, 1995 and 1994, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various times during the past three years, and, during 1995 and 1996, the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower yields.

     While the Company's investment policies have not been designed to maximize realized investment gains, such gains were higher in 1995 than those realized in 1996 and 1994. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. In 1996, approximately 72.5% of total fixed maturity securities dispositions represented contractual maturities and early calls of existing holdings; for the year 1995 and 1994 these amounted to approximately 58.5% and 63.5%, respectively.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 49.9% in 1996, 54.4% in 1995 and 53.5% in 1994. This consolidated ratio was affected principally by an improving claim ratio for liability insurance coverages due mostly to reduced losses from involuntary workers compensation pool assessments, as well as reduced claim frequencies and severity generally. Policyholders' dividends incurred mainly for the Corporation's workers compensation insurance coverages for each year reflect changes in the loss ratio for individual experience-rated policies. The loss ratio rose in each of the past three years in the mortgage guaranty insurance line due to a rise in frequency of claim occurrences, mostly in the California market which has been affected by an economic slowdown for the past several years. The title insurance loss ratio in each of the past three years was affected by favorable trends in claims frequency and severity for business underwritten since 1992.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 46.0% in 1996, 44.0% in 1995 and 47.0% in 1994. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. During the past three years the property and liability expense ratio has remained relatively flat and that of the mortgage guaranty segment has been trending down. The title insurance expense ratio was lower in 1996 due in part to an increase in premium and fees volume, while it was higher in 1994 and 1995 as premiums and fees volume in this segment declined at a faster rate than operating costs could be reduced.

     In 1996, interest and other charges declined principally as a result of the above noted reduction in outstanding debt.

Pre-Tax and Net Income:

     Income before taxes increased by 8.3% and 39.9% in 1996 and 1995, respectively, and decreased by 7.2% in 1994. General insurance results have trended up during the past five years and have continued as the largest contributor to consolidated earnings, principally as a result of greater investment income and improved underwriting results. The mortgage guaranty segment reflected significantly improved earnings in each of the last three years due to increased revenues. Title insurance earnings were much reduced in 1995 and 1994 due to the previously noted decline in revenues, while the increase in 1996 resulted from growth in premiums and fees and a reduction in loss and expense ratios. Life and disability operations have posted relatively flat earnings in the past three years. Consolidated pre-tax income for 1995 was also affected positively by greater than normal realization of investment gains.

     The effective consolidated income tax rates were 31.6% in 1996, 32.7% in 1995 and 32.5% in 1994. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand.

     See last paragraph under "Financial Position" above for extraordinary charge recorded in 1996.

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

Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                       Page No.
                                                                       --------
Consolidated Balance Sheets.........................................    23-24
Consolidated Statements of Income...................................      25
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity......................................      26
Consolidated Statements of Cash Flows...............................      27
Notes to Consolidated Financial Statements..........................    28-49
Report of Independent Accountants...................................      50

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                 1996              1995
                                                                                             ------------      ------------

Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,045.6
  and $1,759.0)...........................................................................   $    2,022.9      $    1,714.1
Other long-term investments (at cost).....................................................           25.1              26.9
                                                                                             ------------      ------------
                                                                                                  2,048.1           1,741.1
                                                                                             ------------      ------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $1,957.7 and $2,068.9)..................        1,984.2           2,146.0
Equity securities (at fair value) (cost: $74.6 and $95.7).................................          116.1             126.1
Short-term investments (at fair value which approximates cost)............................          265.7             312.7
                                                                                             ------------      ------------
                                                                                                  2,366.0           2,584.9
                                                                                             ------------      ------------
                                                                                                  4,414.2           4,326.0
                                                                                             ------------      ------------
Other Assets:
Cash......................................................................................           35.3              19.4
Securities and indebtedness of related parties............................................           43.5              40.0
Accrued investment income.................................................................           72.2              69.7
Accounts and notes receivable.............................................................          255.2             273.6
Reinsurance balances and funds held.......................................................          112.8             125.1
Reinsurance recoverable:      Paid losses.................................................           26.5              24.7
                              Policy and claim reserves...................................        1,396.2           1,416.1
Deferred policy acquisition costs.........................................................          114.6             107.8
Sundry assets.............................................................................          185.3             190.6
                                                                                             ------------      ------------
                                                                                                  2,241.9           2,267.4
                                                                                             ------------      ------------
  Total Assets............................................................................   $    6,656.2      $    6,593.5
                                                                                             ============      ============































See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
-------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                 1996              1995
                                                                                             ------------      ------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits....................................................................   $      183.6      $      186.0
Losses, claims and settlement expenses....................................................        3,541.8           3,519.8
Unearned premiums.........................................................................          386.8             406.7
Other policyholders' benefits and funds...................................................           65.3              75.4
                                                                                             ------------      ------------
  Total policy liabilities and accruals...................................................        4,177.5           4,188.0
Commissions, expenses, fees and taxes.....................................................          112.6             110.3
Reinsurance balances and funds............................................................          173.7             169.3
Federal income tax payable:       Current.................................................            1.9              11.5
                                  Deferred................................................           39.1              10.1
Debt and debt equivalents.................................................................          154.0             320.5
Sundry liabilities........................................................................           76.5              98.4
Commitments and contingent liabilities....................................................            -                 -
                                                                                             ------------      ------------
   Total Liabilities......................................................................        4,735.6           4,908.4
                                                                                             ------------      ------------

Preferred Stock:
Redeemable convertible preferred stock (*)................................................           19.3              17.0
Convertible preferred stock (*)...........................................................            1.2                .6
Cumulative preferred stock (*)............................................................            -                54.8
                                                                                             ------------      ------------
   Total Preferred Stock..................................................................           20.6              72.5
                                                                                             ------------      ------------

Common Shareholders' Equity:
Common stock(*)...........................................................................           96.0              58.8
Additional paid-in capital................................................................          575.6             463.4
Net unrealized appreciation (depreciation) of securities..................................           43.4              70.3
Retained earnings.........................................................................        1,223.3           1,058.3
Treasury stock (at cost)..................................................................          (38.4)            (38.4)
                                                                                             ------------      ------------
   Total Common Shareholders' Equity......................................................        1,900.0           1,612.5
                                                                                             ------------      ------------
   Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................   $    6,656.2      $    6,593.5
                                                                                             ============      ============

------------
(*)   At December 31, 1996 and 1995, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 33,727,438 in 1996 and
      36,633,018 in 1995 were redeemable and/or convertible and cumulative preferred shares issued and outstanding. As of the same dates, there were
      250,000,000 shares of common stock, $1.00 par value,  authorized, of which
      96,011,609 in 1996 and 88,216,992 in 1995  were issued and outstanding.
      At December 31, 1996 and 1995 there were 50,000,000 shares of Class B
      Common Stock, $1.00 par value, authorized, of which no shares were issued.
      Common shares classified as treasury stock were 9,072,846 and 9,072,839 as of December 31, 1996 and 1995, respectively.

















See accompanying Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              1996              1995              1994
                                                                         --------------    --------------    --------------
Revenues:
Net premiums earned....................................................  $      1,360.4    $      1,251.7    $      1,282.9
Title, escrow, and other fees..........................................           147.2             122.2             140.3
Net investment income..................................................           260.5             251.9             227.5
Realized investment gains..............................................            15.1              49.7               7.7
Other income...........................................................            20.4              20.2              20.4
                                                                         --------------    --------------    --------------
                                                                                1,803.9           1,695.9           1,679.0
                                                                         --------------    --------------    --------------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses..............................           752.1             740.3             753.5
Dividends to policyholders.............................................             -                 7.5               7.6
Underwriting, acquisition, and insurance expenses......................           693.3             605.0             668.5
Interest and other charges.............................................            16.0              26.9              23.3
                                                                         --------------    --------------    --------------
                                                                                1,461.5           1,379.9           1,453.1
                                                                         --------------    --------------    --------------
Income before income taxes and items below.............................           342.4             316.0             225.8
                                                                         --------------    --------------    --------------

Income Taxes:     Currently payable....................................            65.7              63.8              41.8
                  Deferred.............................................            42.8              39.7              31.5
                                                                         --------------    --------------    --------------
                  Total................................................           108.5             103.6              73.4
                                                                         --------------    --------------    --------------
Income before items below..............................................           233.8             212.4             152.4
Equity in earnings of unconsolidated subsidiaries
  and minority interests...............................................              .9                .2              (1.4)
                                                                         --------------    --------------    --------------
Income before extraordinary item.......................................           234.8             212.7             151.0
Extraordinary item, net of income tax credits of $2.4..................            (4.4)              -                 -
                                                                         --------------    --------------    --------------
Net Income.............................................................  $        230.3    $        212.7    $        151.0
                                                                         ==============    ==============    ==============

Net Income Per Share:
  Primary:
   Before extraordinary item...........................................  $         2.46    $         2.42    $         1.70
   Extraordinary item..................................................            (.05)               -                 -
                                                                         --------------    --------------    --------------
   Net income..........................................................  $         2.41    $         2.42    $         1.70
                                                                         ==============    ==============    ==============

  Fully Diluted:
   Before extraordinary item...........................................  $         2.44    $         2.28    $         1.63
   Extraordinary item..................................................            (.05)               -                 -
                                                                         --------------    --------------    --------------
   Net income..........................................................  $         2.39    $         2.28    $         1.63
                                                                         ==============    ==============    ==============

Average number of common and common
  equivalent shares outstanding:      Primary..........................      93,625,375        85,910,781        85,811,553
                                                                         ==============    ==============    ==============
                                      Fully Diluted....................      94,822,531        93,102,807        92,486,235
                                                                         ==============    ==============    ==============

Dividends Per Common Share:
  Cash.................................................................  $         .417    $         .340    $         .313
                                                                         ==============    ==============    ==============
  Stock................................................................             50%                -%                -%
                                                                         ==============    ==============    ==============










See accompanying Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1996              1995              1994
                                                                         --------------    --------------    --------------
Redeemable Convertible Preferred Stock:
  Balance, beginning of year...........................................  $         17.0    $         16.8    $         16.6
    Amortization to redemption value capitalized.......................             (.1)             (1.1)             (1.1)
    Converted into common stock........................................             (.4)              (.6)                -
    Reclassification from debt equivalent..............................             2.8               2.1               1.3
                                                                         --------------    --------------    --------------
  Balance, end of year.................................................  $         19.3    $         17.0    $         16.8
                                                                         ==============    ==============    ==============
Convertible Preferred Stock:
  Balance, beginning of year...........................................  $           .6    $          3.8    $          3.9
    Exercise of stock options..........................................              .5                .1                .2
    Converted into common stock........................................             -                (3.2)              (.3)
                                                                         --------------    --------------     -------------
  Balance, end of year.................................................  $          1.2    $           .6    $          3.8
                                                                         ==============    ==============    ==============
Cumulative Preferred Stock:
  Balance, beginning of year...........................................  $         54.8    $         54.8    $         57.5
    Stock acquired during the year.....................................             -                 -                (2.6)
    Redemption of cumulative preferred stock...........................           (54.8)              -                 -
                                                                         --------------    --------------    --------------
  Balance, end of year.................................................  $          -      $         54.8    $         54.8
                                                                         ==============    ==============    ==============
Common Stock:
  Balance, beginning of year...........................................  $         58.8    $         57.6    $         57.5
    Stock dividend.....................................................            31.8               -                 -
    Dividend reinvestment plan.........................................             -                 -                 -
    Exercise of stock options..........................................              .3                .1               -
    Acquisition of subsidiary..........................................              .4                .5               -
    Conversion of convertible debentures...............................             4.2               -                 -
    Conversion of convertible preferred stock..........................              .1                .4               -
                                                                         --------------    --------------    --------------
  Balance, end of year.................................................  $         96.0    $         58.8    $         57.6
                                                                         ==============    ==============    ==============
Additional Paid-in Capital:
  Balance, beginning of year...........................................  $        463.4    $        456.9    $        455.2
    Dividend reinvestment plan.........................................              .5                .4                .4
    Exercise of stock options..........................................             6.8               2.4                .8
    Acquisition of subsidiary..........................................             -                  .1               -
    Conversion of convertible debentures...............................           104.4               -                 -
    Conversion of convertible preferred stock..........................              .2               3.5                .3
                                                                         --------------    --------------    --------------
  Balance, end of year.................................................  $        575.6    $        463.4    $        456.9
                                                                         ==============    ==============    ==============
Net Unrealized Appreciation (Depreciation) of Securities:
  Balance, beginning of year...........................................  $         70.3    $        (10.4)   $         25.2
    Change for the year, net of deferred tax if any....................           (26.9)             80.7             (35.7)
                                                                         --------------    --------------    --------------
  Balance, end of year.................................................  $         43.4    $         70.3    $        (10.4)
                                                                         ==============    ==============    ==============
Retained Earnings:
  Balance, beginning of year...........................................  $      1,058.3    $        865.0    $        750.2
    Net income.........................................................           230.3             212.7             151.0
    Dividends on common: Cash..........................................           (35.9)            (26.7)            (24.5)
                       : Stock.........................................           (31.8)               -                 -
    Dividends on preferred stock.......................................            (7.5)             (6.7)             (7.0)
    Acquisition of subsidiary..........................................             8.5              10.6                -
    Currency translation adjustments...................................             1.5               3.3              (4.6)
                                                                         ---------------   --------------    --------------
  Balance, end of year.................................................  $      1,223.3    $      1,058.3    $        865.0
                                                                         ===============   ==============    ==============
Treasury Stock:
  Balance, beginning of year...........................................  $        (38.4)   $        (39.8)   $       (31.3)
    Acquired during the year...........................................              -                (.9)            (8.5)
    Acquisition of subsidiary..........................................              -                2.3               -
                                                                         --------------    --------------    -------------
  Balance, end of year.................................................  $        (38.4)   $        (38.4)   $       (39.8)
                                                                         ==============    ==============    =============

See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              1996              1995              1994
                                                                         --------------    --------------    --------------
Cash flows from operating activities:
  Net income...........................................................  $        230.3    $        212.7    $        151.0
  Change in non-cash items:
    Deferred policy acquisition costs..................................            (6.7)             (6.8)             (5.7)
    Premiums and other receivables.....................................            18.6             (29.8)             (7.8)
    Unpaid claims and related items....................................            37.4             104.2             107.5
    Future policy benefits and policyholders' funds....................           (19.8)             15.3             (18.6)
    Income taxes.......................................................            32.1              56.3               9.2
    Reinsurance balances and funds.....................................            15.6              24.8              11.1
    Accounts payable, accrued expenses and other.......................             3.9              18.9              13.7
                                                                         --------------    --------------    --------------
  Total................................................................           311.6             395.6             260.4
                                                                         --------------    --------------    --------------

Cash flows from investing activities:
 Sales of fixed maturity securities:
    Held to maturity:
      Maturities and early calls.......................................            91.9             123.8             159.3
      Other............................................................             -                 -                23.4
    Available for sale:
      Maturities and early calls.......................................           200.6              72.5              31.9
      Other............................................................           111.1             139.0              86.3
  Sales of equity securities...........................................            45.9             201.9              30.2
  Sales of other investments...........................................             4.4               4.1               4.7
  Sales of fixed assets for company use................................             3.4               6.8               3.7
  Purchases of fixed maturity securities:
    Held to maturity...................................................          (400.1)           (236.9)           (411.2)
    Available for sale.................................................          (206.1)           (515.8)           (152.3)
  Purchases of equity securities.......................................           (24.4)            (42.6)           (100.8)
  Purchases of other investments.......................................            (2.7)             (3.8)            (12.2)
  Purchases of fixed assets for company use............................           (12.4)             (7.1)            (11.4)
  Other-net............................................................            (7.7)              3.6               1.2
                                                                         --------------    --------------    --------------
  Total................................................................          (196.0)           (254.3)           (347.0)
                                                                         --------------    --------------    --------------

Cash flows from financing activities:
  Increase in term loans...............................................            88.0              12.7              34.0
  Issuance of preferred and common stock...............................            17.4              14.5               1.6
  Issuance of treasury stock...........................................             -                 2.3               -
  Repayments of term loans.............................................           (47.9)             (4.9)              (.5)
  Redemption of debentures and notes...................................          (105.0)               -                 -
  Dividends on common shares...........................................           (35.9)            (26.7)            (24.5)
  Dividends on preferred shares........................................            (7.6)             (7.9)             (8.2)
  Purchases of treasury stock .........................................             -                 (.9)             (8.5)
  Purchases of cumulative preferred stock..............................             -                  -               (2.6)
  Redemption of cumulative preferred stock.............................           (54.8)               -                 -
  Other-net............................................................             (.6)             (1.4)               .4
                                                                         --------------    ---------------    -------------
  Total................................................................          (146.6)            (12.3)             (8.4)
                                                                         --------------    --------------     -------------

Increase (decrease) in cash and short-term
 investments...........................................................           (31.1)            128.8             (95.0)
  Cash and short-term investments, beginning of year...................           332.1             203.3             298.3
                                                                         --------------    --------------     -------------
  Cash and short-term investments, end of year.........................  $        301.0    $        332.1     $       203.3
                                                                         ==============    ===============    =============





See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------

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

Note 1-Summary of Significant Accounting Policies- The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 1996, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     In November 1995, the Company reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) during that month. As a result, the Company reclassified from "held to maturity" to "available for sale", certain fixed maturity securities with an amortized cost of $1,365.7, fair value of $1,394.2 and an unrealized gain of $28.4. The unrealized gain, net of deferred income taxes of $9.9, was credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995.

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. The aggregate fair value of fixed maturity securities - "held to maturity" at December 31, 1996 was above their carrying values.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross           Gross        Estimated
                                                            Amortized     Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------

Fixed Maturity Securities:
  December 31, 1996:
     Held to maturity:
       Utilities.......................................   $     984.3     $     13.6      $      7.9     $     990.1
       Tax-exempt......................................       1,038.3           19.1             2.1         1,055.2
       Redeemable preferred stocks.....................            .2            -               -                .3
                                                          -----------     -----------     ----------     -----------
                                                          $   2,022.9     $     32.8      $     10.1     $   2,045.6
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     743.1     $     17.4      $      2.5     $     758.0
       Corporate.......................................       1,214.6           18.8      $      7.2     $   1,226.1
                                                          -----------     ----------      ----------     -----------
                                                          $   1,957.7     $     36.3      $      9.8     $   1,984.2
                                                          ===========     ==========      ==========     ===========


Fixed Maturity Securities:
  December 31, 1995:
     Held to maturity:
       Utilities.......................................   $     995.4     $     30.7      $      2.5     $   1,023.7
       Tax-exempt......................................         717.8           18.1             1.6           734.4
       Redeemable preferred stocks.....................            .7            -               -                .7
                                                          -----------     -----------     ----------     -----------
                                                          $   1,714.1     $     48.9      $      4.1     $   1,759.0
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     776.7     $     36.0      $       .4     $     812.4
       Corporate.......................................       1,292.1           44.7      $      3.3     $   1,333.6
                                                          -----------     ----------      ----------     -----------
                                                          $   2,068.9     $     80.8      $      3.7     $   2,146.0
                                                          ===========     ==========      ==========     ===========

     The amortized cost and estimated fair value at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              Estimated
                                                                                              Amortized         Fair
                                                                                                 Cost           Value
                                                                                             -----------     -----------

      Fixed Maturity Securities:
         Held to Maturity:
          Due in one year or less..........................................................  $     158.2     $     159.0
          Due after one year through five years............................................        777.2           782.5
          Due after five years through ten years...........................................      1,015.7         1,031.3
          Due after ten years..............................................................         71.7            72.6
                                                                                             -----------     -----------
                                                                                             $   2,022.9     $   2,045.6
                                                                                             ===========     ===========

         Available for Sale:
          Due in one year or less..........................................................  $     252.1     $     254.3
          Due after one year through five years............................................        851.2           861.0
          Due after five years through ten years...........................................        806.9           817.6
          Due after ten years..............................................................         47.3            51.1
                                                                                             -----------     -----------
                                                                                             $   1,957.7     $   1,984.2
                                                                                             ===========     ===========



    A summary of the Company's equity securities follows:

                                                                             Gross           Gross        Estimated
                                                                          Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          ----------      ----------      ----------     ----------
  Equity Securities:
     December 31, 1996:
       Common stocks...................................   $      69.8     $     42.7      $      1.5     $    111.1
       Non redeemable preferred stocks.................           4.7             .2             -              5.0
                                                          -----------     ----------      ----------     ----------
                                                          $      74.6     $     43.0      $      1.5     $    116.1
                                                          ===========     ==========      ==========     ==========


     December 31, 1995:
       Common stocks...................................   $      91.3     $     33.6      $      3.2     $    121.7
       Non redeemable preferred stocks.................           4.4             -               -             4.4
                                                          -----------     ----------      ----------     ----------
                                                          $      95.7     $     33.6      $      3.2     $    126.1
                                                          ===========     ==========      ==========     ==========


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

  At December 31, 1996, the Corporation and its subsidiaries had no non-income producing investments.

  The following table reflects the composition of net investment income and net realized and unrealized investment gains or losses for each of the years shown:

                                                                                  Years Ended December 31,
                                                                         ----------------------------------------
                                                                            1996           1995           1994
                                                                         ----------     ----------     ----------
   Investment income from:
     Fixed maturity securities........................................   $    240.6     $    230.4     $    208.2
     Equity securities................................................          2.6            6.3            7.5
     Short-term investments...........................................         16.0           13.6            9.7
     Other sources....................................................          8.4            8.4            7.9
                                                                         ----------     ----------    -----------
        Gross investment income.......................................        267.7          258.7          233.6
     Investment expenses (1)..........................................          7.2            6.8            6.0
                                                                         ----------     ----------    -----------
        Net investment income.........................................   $    260.5     $    251.9    $     227.5
                                                                         ==========     ==========    ===========

   Realized gains (losses) on:
     Fixed maturity securities:
        Held to maturity..............................................   $       .3     $       .1    $       1.1
                                                                         ----------     ----------    -----------
        Available for sale:
        Gains.........................................................          2.6            4.9            2.0
        Losses........................................................          (.1)          (1.7)           (.3)
                                                                         ----------     ----------    -----------
          Net.........................................................          2.5            3.2            1.7
                                                                         ----------     ----------    -----------
          Total.......................................................          2.9            3.3            2.8
                                                                         ----------     ----------    -----------
        Equity securities.............................................         12.9           47.2            5.3
        Other assets..................................................          (.7)           (.8)           (.5)
                                                                         ----------     ----------    -----------
          Total.......................................................         15.1           49.7            7.7
     Income taxes.....................................................          5.3           17.5            2.7
                                                                         ----------     ----------    -----------
        Net realized gains............................................   $      9.8     $     32.2    $       5.0
                                                                         ==========     ==========    ===========

   Unrealized investment gains (losses) on:
     Fixed maturity securities:
        Held to maturity (2)..........................................   $    (22.1)    $    189.0    $    (234.0)
                                                                         ==========     ==========    ===========

        Available for sale............................................   $    (50.3)    $    101.9    $     (50.8)
        Less:  Deferred income taxes (credits)........................        (17.1)          35.3          (17.4)
                                                                         ----------     ----------    -----------
          Net unrealized gains (losses)...............................   $    (33.2)    $     66.5    $     (33.3)
                                                                         ==========     ==========    ===========

     Equity securities-available for sale.............................   $     10.1     $     21.6    $      (3.2)
     Less: Deferred income taxes (credits)............................          3.8            7.4           ( .8)
                                                                         ----------     ----------    -----------
        Net unrealized gains (losses).................................   $      6.2     $     14.2    $      (2.3)
                                                                         ==========     ==========    ===========
    -----------
    (1)  Investment expenses consist of personnel costs and investment custody service fees.
    (2)  Deferred income taxes do not apply since these securities are carried at amortized cost.

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


                                                                                      Years Ended December 31,
                                                                             ---------------------------------------
                                                                                1996           1995          1994
                                                                             ----------     ----------    ----------

       Deferred, beginning of year........................................   $    107.8     $    101.3    $     95.5
                                                                             ----------     ----------    ----------
       Acquisition costs deferred:
         Commissions - net of reinsurance.................................        116.6           96.8         110.5
         Premium taxes....................................................         30.6           33.8          33.8
         Salaries and other marketing expenses............................         65.8           52.4          52.2
                                                                             ----------     ----------    ----------
            Sub-total.....................................................        213.1          183.1         196.8
       Amortization charged to income.....................................       (206.4)        (176.6)       (191.0)
                                                                             ----------     ----------    ----------
            Change for the year...........................................          6.7            6.5           5.6
                                                                             ----------     ----------    ----------
       Deferred, end of year..............................................   $    114.6     $    107.8    $    101.3
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

    At December 31, 1996 and 1995, the Life Insurance Group had $3,969.6 and $4,237.0, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:


                                                              December 31,
                                                   ---------------------------------
                                                       1996                  1995
                                                   -----------           -----------
   Future Policy Benefits:
   Life Insurance Group:
     Life insurance............................... $      64.4           $      62.1
     Annuities....................................        76.9                  83.1
     Disability/accident & health.................        42.1                  40.7
                                                   -----------           -----------
        Total.....................................       183.6           $     186.0
                                                   ===========           ===========
   Unearned Premium:
     General Insurance Group.......................$     327.9           $     333.0
     Mortgage Guaranty Group.......................       58.8                  73.6
                                                   -----------           -----------
        Total......................................$     386.8           $     406.7
                                                   ============          ===========

    The Company has previously issued directly or assumed as a reinsurer certain insurance policies generally categorized as financial guarantees. The major types of guarantees pertain to (a) state, municipal and other general or special revenue bonds, (b) variable interest rate guarantees, and (c) insurance of the future residual value of fixed assets. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest, changes in interest rates, and changes in the future value of fixed assets. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. During the past three years, new commitments have been limited to reinsuring the risks identified at (a) immediately above.

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

    The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                Years Ended December 31,
                                           ----------------------------------
                                              1996                   1995
                                           -----------            -----------
Net Insurance in Force:
   Bonds................................   $   2,323.2            $   2,352.2
   Other................................           1.4                    1.6

Net Unearned Premiums:
   Bonds................................          13.9                   14.5
   Other................................   $        .6            $        .8
                                           ===========            ===========


    With respect to mortgage guaranty insurance (net insurance in force of $45,651.6 and $38,862.7, at December 31, 1996 and 1995, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

                                                                                  Years Ended December 31,
                                                                         --------------------------------------
                                                                            1996          1995          1994
                                                                         ----------    ----------    ----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the beginning of each year, net of reinsurance
  losses recoverable...................................................  $  2,200.2    $  2,096.5    $  1,989.8
                                                                         ----------    ----------    ----------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year....................       865.9         864.6         857.3
  Change in provision for insured events of prior years................      (110.3)       (118.9)       (100.4)
                                                                         ----------    ----------    ----------
       Total incurred claims and claim adjustment expenses.............       755.6         745.6         756.8
                                                                         ----------    ----------    ----------
Payments:
  Claims and claim adjustment expenses attributable to insured
    events of the current year.........................................       297.4         251.7         279.9
  Claims and claim adjustment expenses attributable to insured
    events of prior years..............................................       419.6         390.5         370.1
                                                                         ----------    ----------    ----------
       Total payments..................................................       717.0         642.3         650.1
                                                                         ----------    ----------    ----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the end of each year, net of reinsurance
  losses recoverable...................................................     2,238.7       2,200.2       2,096.5
Reinsurance losses recoverable.........................................     1,303.0       1,319.6       1,418.1
                                                                         ----------    ----------    ----------
Amount of reserves for unpaid claims and claim adjustment
  expenses.............................................................  $  3,541.8    $  3,519.8    $  3,514.7
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

     The data in the table above, incorporates Old Republic's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, and during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1996, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $92.3 million gross, and $64.2 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.7 years (gross) and 11.9 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting environmental claims. As of December 31, 1996, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is extremely difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

(h) Income Taxes-The Corporation and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements pursuant to generally accepted accounting principles will not necessarily become payable/recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method calls for the establishment of a deferred tax, calculated at currently effective tax rates, for the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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

                                                            Years Ended December 31,
                                                   -----------------------------------------
                                                      1996            1995            1994
                                                   ----------      ----------      ---------
Statutory tax rate..............................        35.0%          35.0%           35.0%
Tax rate increases (decreases):
     Tax-exempt interest.........................       (3.5)          (2.5)           (2.4)
     Dividends received exclusion................        (.1)           (.4)            (.9)
     Other items - net..........................          .3             .6              .8
                                                   ----------      ---------      ----------
Effective tax rate..............................        31.6%          32.7%           32.5%
                                                   ==========      =========      ==========

    The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:


                                                                                     December 31,
                                                                    --------------------------------------------
                                                                       1996             1995             1994
                                                                    ----------       ----------       ----------
Deferred Tax Assets:
   Future policy benefits........................................   $      2.3       $      2.2       $      3.1
   Losses, claims, and settlement expenses.......................        182.8            179.8            179.8
   Unearned premium reserves.....................................         (8.9)            (3.0)             1.0
   Other.........................................................         10.0              8.8              8.7
                                                                    ----------       -----------      ----------
     Total gross deferred tax assets.............................        186.3            187.9            192.7
     Less-valuation allowance....................................           .7              2.5              1.4
                                                                    ----------       -----------      ----------
     Net deferred tax assets.....................................        185.5            185.4            191.3
                                                                    ----------       -----------      ----------
Deferred Tax Liabilities:
   Deferred policy acquisition costs.............................         38.7             36.7             35.5
   Mortgage guaranty insurers' contingency reserves..............        135.3             97.2             67.2
   Fixed maturity securities adjusted to cost....................          5.9              4.4              3.6
   Unrealized investment gains (losses)..........................         22.8             37.1             (5.5)
   Title plants and records......................................          4.1              3.5              3.4
   Other.........................................................         17.6             16.5             14.5
                                                                    ----------       ----------       ----------
     Total deferred tax liabilities..............................   $    224.6       $    195.6       $    118.8
                                                                    ----------       ----------       ----------
     Net deferred tax asset (liability)..........................   $    (39.1)      $    (10.1)      $     72.4
                                                                    ==========       ==========       ==========


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

    Life Insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $20.4 at December 31, 1996) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

    As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1982 to 1993. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations. During 1995, certain of the proposed adjustments were finally settled for immaterial amounts.

(I) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 45 years), substantially by the straight-line method. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

(j) Title Plants and Records-Title plants and records are carried at original cost or appraised value at date of pur chase. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are ordinarily not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable.

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $4.6 in 1996, $3.2 in 1995 and $3.1 in 1994.

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

    The components of annual net periodic pension cost (credit) for the plans consisted of the following:


                                                                                  Years Ended December 31,
                                                                         ----------------------------------------
                                                                            1996           1995           1994
                                                                         ----------     ----------     ----------
   Service cost.......................................................   $      4.2     $      3.2     $      3.4
   Interest cost......................................................          7.8            7.6            7.1
   Return on assets...................................................         (8.1)         (15.5)          (5.2)
   Net amortization and deferral......................................         (3.0)           5.6           (4.9)
                                                                         ----------     ----------     ----------
   Net cost...........................................................   $       .9     $      1.0     $       .3
                                                                         ==========     ==========     ==========


    A reconciliation of the funded status of the plans is as follows:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            1996            1995
                                                                                        -----------     -----------
   Actuarial present value of benefit obligations:
     Vested benefit obligations.......................................................  $      96.6     $      87.7
     Nonvested benefit obligations....................................................          2.2             2.4
                                                                                        -----------     -----------
     Accumulated benefit obligations..................................................         98.8            90.2
     Excess of projected benefit obligations over
        accumulated benefit obligations...............................................         18.4            15.5
                                                                                        -----------     -----------
   Projected benefit obligations......................................................        117.3           105.7
   Plans' assets at fair market value.................................................        124.4           112.6
                                                                                        -----------     -----------
   Plan assets in excess of projected benefit obligations.............................          7.1             6.9
   Unrecognized net loss..............................................................          3.0             3.3
   Prior service cost not yet recognized in net periodic pension cost.................           .4              .5
   Remaining unrecognized transition net assets from
     December 31, 1985................................................................         (2.6)           (4.2)
                                                                                        -----------     -----------
   Unfunded accrued pension asset recognized in the consolidated
     balance sheet....................................................................  $       8.0     $       6.5
                                                                                        ===========     ===========


    The projected benefit obligations for the plans were determined using the following assumptions at the dates shown:

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                            1996             1995
                                                                                         ----------       ----------
   Settlement discount rates..........................................................   7.0 - 7.5%       7.4 - 8.0%
   Rates of compensation increase.....................................................   4.0 - 6.0%       4.0 - 6.0%
   Long-term rates of return on assets................................................   8.0 - 8.5%       8.0 - 8.5%


    The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                      Years Ended December 31,
                                                                             ----------------------------------------
                                                                                1996           1995           1994
                                                                             ----------     ----------     ----------
    Employees Savings and Stock Ownership Plan............................   $      4.0     $      1.2     $      5.2
    Other profit sharing..................................................          4.0            3.4            3.2
    Deferred and incentive compensation...................................   $     10.0     $      5.2     $      8.2
                                                                             ===========    ===========    ==========


    The Company sponsors a leveraged Employee Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 1996, there were 32,575,883 Series "D" Redeemable Convertible Preferred Shares and 34,575 Common Shares owned by the ESSOP of which 5,731,675 Series "D" Redeemable Convertible Preferred Shares and 26,801 Common Shares were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 3).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($390.2 and $299.5 at December 31, 1996 and 1995, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per  Share-Consolidated  primary  earnings per share are based upon the weighted average number of shares outstanding during each year, retroactively adjusted for all stock dividends and splits declared through December 31, 1996. Dividend requirements of $4.7 in 1996, $4.9 in 1995 and $5.1 in 1994 on preferred stock have been considered in per share calculations. The average number of common shares used in 1996, 1995 and 1994 earnings per share calculations reflect the pro forma inclusion of 7,605,047, 7,748,065 and
7,984,755 incremental common shares, respectively, which would be issued upon conversion and/or exercise of dilutive convertible preferred and stock option shares. Fully diluted earnings per share are similarly calculated with the inclusion of substantially all convertible securities and stock options includable for each year; no such data is shown when the calculations are anti-dilutive.

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.



Supplemental cash flow information:                                              Years Ended December 31,
                                                                        -----------------------------------------
                                                                           1996            1995           1994
                                                                        ----------      ----------     ----------
    Cash paid during the year for:
       Interest......................................................   $     14.0      $     23.1     $     19.9
       Income taxes..................................................         75.2            47.4           61.5
                                                                        ----------      ----------     ----------
                                                                        $     89.2      $     70.5     $     81.4
                                                                        ==========      ==========     ==========


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

Note 2-Investments - Bonds and other investments carried at $167.9 as of December 31, 1996 were on deposit with governmental authorities by the Corporation's insurance subsidiaries to comply with insurance laws.

Note 3-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:


                                                                                      December 31
                                                                   --------------------------------------------------
                                                                           1996                         1995
                                                                   ---------------------       ----------------------
                                                                   Carrying      Fair          Carrying      Fair
                                                                    Amount       Value          Amount       Value
                                                                   ---------   ---------       ---------   ----------
Commercial paper due within 180 days with an
   average yield of 5.59% and 5.81%.............................   $   133.7   $   133.7       $    92.1   $     92.1
Convertible subordinated debentures maturing in
   2002 at 5.75% (b)(c).........................................         -           -             110.0        148.5
Debentures maturing in 2015 at 11.5%(c).........................         -           -              29.6         31.8
Debentures maturing in 2018 at 10.0%(c).........................         -           -              74.0         79.5
Other miscellaneous debt........................................        11.3        11.3             2.9          2.9
                                                                   ---------   ---------       ---------   ----------
Total debt......................................................       145.1       145.1           308.8        354.8
Redeemable convertible preferred stock classified
   as a debt equivalent (See (a) below).........................         8.8         8.8            11.7         11.7
                                                                   ---------   ---------       ---------   ----------
Total debt and debt equivalents.................................   $   154.0   $   154.0       $   320.5   $    366.5
                                                                   =========   =========       =========   ==========


    The  carrying   amount  of  the  Company's   commercial   paper   borrowings
approximates  its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled  maturities of the above debt (including  redeemable  convertible preferred  stock  classified as a debt  equivalent see (a)below) at December 31,
1996 are as follows:  1997:  $137.9;  1998:  $2.4; 1999: $3.9; 2000: $3.3; 2001:
$.1; 2002 and after $6.1.  During 1996, 1995 and 1994,  $10.8,  $23.0 and $19.8,
respectively,   of  interest   expense  on  debt  was  charged  to  consolidated
operations.

------------

(a)  The Company has  guaranteed  bank loans  (balance at December  31, 1996 was
     $8.8) to a Trust  established  by the Old  Republic  Employees  Savings and
     Stock  Ownership  Plan  ("ESSOP").  The  loans  have  been used to fund the purchase  of Series "D"  Redeemable  Convertible  Preferred  Stock from the
     Company by the Trust for the original amount of the loans. The Trust's loan principal  repayments  (currently  scheduled at $2.7 in 1997, $1.0 in 1998,
     $2.6 in 1999 and $2.5 in 2000)  are  expected  to be met by  annual  profit
     sharing   contributions   by  the   Corporation   and   its   participating
     subsidiaries,  while  interest  payments are to be covered by Trust income, including  dividends  on the  Corporation's  stock held by the  ESSOP.  The interest  rate on the  Trust's  loans of $8.8 is payable  quarterly  and at rates ranging from 75% to 80% of the prime rate. See Notes 4a and 4b.
(b)  Each one thousand dollar convertible debenture maturing in 2002, could have been converted at any time into 58.536 common shares. See note (c) below.
(c)  In  February  1996,  the  Company  called  for  the  redemption  of its 10%
     debentures  maturing  in 2018  ($75.0  principal  amount),  and  its  5.75%
     convertible  subordinated  debentures  maturing in 2002  ($110.0  principal amount).  In April  1996,  the  Company  called  for  redemption  its 11.5%
     debentures  maturing in 2015 ($30.0  principal  amount).  Redemption of the
     debentures  was  effected  with  internally   available  funds,  while  the
     subordinated  debentures  were converted by their terms into  approximately
     6.4  million  Old  Republic  common  shares.  The early  retirement  of the
     Company's  debentures  produced  a net of tax  charge  of $4.4 (5 cents per share) that has been reflected as an extraordinary item in 1996.

Note 4-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1996.

(a) Preferred Stock-The following table shows certain information pertaining to each of the Corporation's series of preferred shares issued and outstanding:

                                                  Redeemable
                                                  convertible             Convertible               Cumulative
                                                --------------           --------------           --------------
Preferred Stock Series:                             "D"(3)                   "G"(1)                     "H"
                                                --------------           --------------           --------------
Annual cumulative dividend rate
  per share................................     $         .087           $          (1)                   8 3/4%
Conversion ratio of preferred into
  common shares (2)........................            5 for 1                1 for .95                        -
Conversion right begins....................            Anytime                  Anytime                        -
Redemption and liquidation
  value per share..........................     $          .87                      (1)           $        25.00
Redemption beginning in year...............               1987                      (1)                      (4)
Total redemption value (millions)..........     $        29.14                      (1)           $        54.80
Vote per share.............................                one                      one                        -
Shares outstanding:
  December 31, 1995........................         34,311,603                  129,315                2,192,100
  December 31, 1996........................         33,502,462                  224,976                        -
                                                ==============           ==============           ==============

-----------

(1)   The  Corporation  has  authorized  up to  1,000,000  shares  of  Series  G
      Convertible  Preferred  Stock  ("Series G") for  issuance  pursuant to the
      Corporation's  Stock  Option  Plan.  Series G has been  issued  under  two different  designations;  the most  recent  designation  being  Series G-2
      (except as otherwise stated,  Series "G" and Series "G-2" are collectively referred to as Series  "G").  Each share of Series G pays a floating  rate dividend  based on the prime rate of interest.  At December 31, 1996,  the annual  dividend  rate for  Series G and Series G-2 was $.44 per share and
      $1.23 per share,  respectively.  Each share of Series G is  convertible at any time,  after being held six months,  into 0.95 shares of Common  Stock
      (See 4(d)). Unless previously  converted,  Series G shares may be redeemed at the Corporation's sole option five years after their issuance.
(2)   In the  event of a merger in which the  Corporation  is not the  survivor, each  series of  Preferred  Stock  must be  redeemed  at the above  stated
      redemption  value per  share.  In the event of  certain  defined  Business
      Combinations  or  the  acquisition  of  20%  or  more  of a  class  of the
      Corporation's  voting  securities in certain  circumstances,  the Series D preferred stock is convertible  into common shares at a ratio ranging from
      5 for 1 to 2.5 for 1 unless previously converted.
(3)   Series "D" redeemable  convertible  preferred stock,  substantially all of which is held by the  Corporation's  employee benefit plans, is adjustable proportionately  as to  redemption  value,  dividend  rate,  and number of
      shares  to  reflect  any  stock   dividends  or  splits  declared  on  the
      Corporation's  common stock, and has a preference as to dividend  payments and upon liquidation of the Corporation.
(4)   Redeemed on December 13, 1996 at a redemption price of $25.00 per share.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1996 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 1997 without the prior approval of appropriate regulatory authorities is approximately $233.2. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth, and support its obligations to policyholders.

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

(d) Stock Option Plans-At December 31, 1996, the Corporation had two stock-based compensation plans, which are described below. The Corporation continues to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APBO 25") and related Interpretations in accounting for these plans; accordingly, no compensation cost is charged to operations for these plans. The Corporation has not elected to adopt the fair value method of accounting encouraged by Financial Accounting Standard No.123 "Accounting for Stock Based Compensation" ("FAS 123"), issued in October, 1995. FAS 123 is applicable to the 5,000 and 936,000 options granted in 1996 and 1995, respectively. If all of these options vest, the gross potential compensation cost to the Corporation would be insignificant for the 1996 award and $4.6, for the 1995 grant. Had compensation cost for the plans been determined pursuant to FAS 123 (i.e. compensation cost recognized for options as vested) for 1996 and 1995, the effect on net income and earnings per share would be immaterial and have no significant effect.

  The Corporation's two existing plans (the 1985 and 1992 plans) are fixed option plans for its key employees and those of its eligible subsidiaries. All options granted under its 1979 plan were exercised, cancelled or forfeited as of December 31, 1994. All plans provide for the issuance of options for up to 5% of the Old Republic common stock issued and outstanding at any one time. The exercise price of each option equals the market price of the Corporation's stock on the date of grant. The term of each option is generally ten years from the date of grant. Under ordinary circumstances, options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant and cumulatively to the extent of an additional 10% on and after each of the first through ninth anniversaries of the date of grant. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. Amendments to the plans also enable optionees to, alternatively, exercise their options into Series "G" or Series "G-2" Convertible Preferred Stock. The exercise of options into such Series "G" or Series "G-2" Convertible Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

  Under the 1985 and 1992 plans, in the event the market price of Old Republic common stock reaches a pre-established value ("the vesting acceleration price"), optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year that the optionee has been employed by the Corporation or its subsidiaries. During 1996, the vesting acceleration price was reached on the majority of options granted in 1993 and 1995. Approximately 488,000 and 589,000 options were accelerated for the 1993 and 1995 grants, respectively.

  A summary of the status of the Corporation's two fixed stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                                             As of and for the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                       1996                      1995                       1994
                                               --------------------      --------------------      --------------------
                                                           Weighted                  Weighted                  Weighted
                                                            Average                   Average                   Average
                                                           Exercise                  Exercise                  Exercise
                                                Shares      Price         Shares      Price         Shares      Price
                                               ---------   --------      ---------   --------      ---------   --------
      Outstanding at beginning of year ...     2,706,908     $13.48      2,018,453     $11.72      2,137,037     $11.48
      Granted.............................         5,000      22.13        936,000      16.27            -          -
      Exercised...........................       526,497       9.96        216,030       8.66        100,079       6.41
      Cancelled and forfeited.............        27,275      16.13         31,515      16.57         18,505      12.76
                                               ---------                 ---------                 ---------
      Outstanding at end of year..........     2,158,136      14.33      2,706,908      13.48      2,018,453      11.72
                                               =========                 =========                 =========

      Exercisable at end of year..........     1,718,958      14.12      1,119,525      10.36      1,112,309       9.03
                                               =========                 =========                 =========

      Weighted average fair value of
         options granted during the year                      $7.51                    $ 5.05                      N/A
                                                              =====                    ======                    ======

   The  following  table  summarizes   information  about  fixed  stock  options
outstanding at December 31, 1996:


                                                               Options Outstanding                   Options Exercisable
                                                       ----------------------------------           ---------------------
                                                                      Weighted - Average
                                                                    ---------------------
                                                                    Remaining                                   Weighted-
                                                        Number         Con-                          Number      Average
                                                         Out-        tractual   Exercise            Exercis-    Exercise
       Ranges of Exercise Prices                       Standing       Life        Price               able        Price
      ---------------------------                      ---------    ---------   ---------           ---------   ---------
      1985 Plan - $6.971 to $ 8.41...............        529,822       3.30      $  7.80              468,189    $  7.82
      1992 Plan - $16.25 to $17.75...............      1,623,314       8.03        16.43            1,250,269      16.47
      1992 Plan - $22.13.........................          5,000       9.00      $ 22.13                  500    $ 22.13


(e) Common Stock-There were 250,000,000 shares of common stock authorized at December 31, 1996. At the same date, there were 50,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

   The Corporation issued a total of 741,600 common shares valued at $8.9 and 991,563 common shares valued at $13.7 in 1996 and 1995, respectively to effect acquisitions which were not material to Old Republic's financial position or operating results.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1996 amounted to $1,253.2 and $44.6, respectively. Cash dividends declared during 1996, 1995 and 1994, to the Corporation by its subsidiaries amounted to $152.8, $106.8 and $55.4, respectively.

(g) Treasury Stock-A total of 8,310,540 common shares issued and outstanding are held by consolidated affiliates. See "Related Party Transactions" herein.

(h) Statutory Data-The shareholders' equity and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                                      Shareholders' Equity                     Net Income
                                                    -------------------------    ---------------------------------------
                                                           December 31,                  Years Ended December 31,
                                                    -------------------------    ---------------------------------------
                                                        1996          1995           1996          1995          1994
                                                    -----------   -----------    -----------   -----------   -----------
    General Insurance Group......................   $   1,225.1   $   1,129.1    $     182.6   $     149.6   $     116.2
    Mortgage Guaranty Group......................         131.0         133.8          111.6          95.9          74.7
    Title Insurance Group........................         119.9         125.6           14.1          15.2           6.0
    Life Insurance Group.........................   $      75.3   $      81.2    $       5.6   $       6.9   $       6.9
                                                    ===========   ===========    ===========   ===========   ===========


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

    Reinsurance protection for General Insurance operations generally limits the net loss on any one risk to the following maximums (in thousands): fire and other physical perils-$300; accident and health-$100; workers' compensation-$1,000; other liability-$500; and loan credit guaranty-$200. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging less than $24. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $250.

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

    The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1996. For the years 1994 to 1996, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                 Years Ended December 31,
                                                                   ------------------------------------------------
                                                                        1996              1995             1994
                                                                   --------------    -------------    --------------
General Insurance Group
Written premiums:      direct..................................    $      1,095.6    $     1,118.0    $      1,170.2
                       assumed.................................              48.4             65.2              68.6
                       ceded...................................    $        278.9    $       307.0    $        387.3
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $      1,096.8    $     1,099.7    $      1,174.6
                       assumed.................................              52.1             74.3              78.1
                       ceded...................................    $        281.3    $       322.8    $        388.6
                                                                   ==============    =============    ==============

Claims ceded...................................................    $        215.1    $       210.0    $        277.2
                                                                   ==============    =============    ==============

Mortgage Guaranty Group
Written premiums:      direct..................................    $        213.0    $       170.3    $        138.4
                       assumed.................................               -                -                 -
                       ceded...................................    $          1.1    $         2.2    $          3.2
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $        227.9    $       178.2    $        138.3
                       assumed.................................               -                -                 -
                       ceded...................................    $          1.2    $         3.0    $          3.8
                                                                   ==============    =============    ==============

Claims ceded...................................................    $           .8    $         1.8    $          2.3
                                                                   ==============    =============    ==============

Mortgage guaranty insurance in force as of
December 31:      direct.......................................    $     45,922.3    $    39,201.2    $     31,415.8
                  assumed......................................               -                -                  .1
                  ceded........................................    $        270.7    $       338.5    $      1,010.5
                                                                   ==============    =============    ==============

Life Insurance Group
Written premiums:      direct..................................    $         80.8    $        88.0    $         80.4
                       assumed.................................                .2               .3                .3
                       ceded...................................    $         32.8    $        42.4    $         43.3
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $         78.8    $        82.5    $         80.6
                       assumed.................................                .2               .3                .3
                       ceded...................................    $         33.1    $        40.9    $         41.0
                                                                   ==============    =============    ==============

Life insurance in force as of December 31:        direct.......    $      6,775.8    $     7,747.3    $      8,742.4
                                                  assumed......               -                -                 -
                                                  ceded........    $      2,806.2    $     3,510.2    $      4,318.9
                                                                   ==============    =============    ==============

Disability/accident and health insurance premiums ceded on a quota share basis:
    To affiliated companies....................................    $          3.1    $         3.4    $         3.0
    To unaffiliated companies..................................              18.9             24.7             24.5
                                                                   --------------    -------------    -------------
     Total.....................................................    $         22.0    $        28.1    $        27.6
                                                                   ==============    =============    =============

    Percentage of direct and assumed premiums..................             37.7%            43.8%             49.9%
                                                                   ==============    =============    ==============


(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1996, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $106.3 are summarized as follows: 1997:
$27.6; 1998: $20.8; 1999: $14.1; 2000: $8.8; 2001: $6.6; 2002 and after: $28.2.

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

Note 6-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1996 is presented below. In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount); in April 1996, the Company called for redemption of its 11.5% debentures maturing in 2015 ($30.0 principal amount); redemption of these debentures was effected with internally available funds. The early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 (4 cents per share) that has been reflected as an extraordinary item in the first quarter of 1996, while the retirement of the Company's 11.5% debentures of 2015 produced an additional net of tax charge of $1.1 (1 cent per share) that was reflected as an extraordinary item in the second quarter of 1996. Accordingly, the total extraordinary item reflected in the results for 1996 was $4.4 (5 cents per share).

In the fourth quarter of 1995, the Company's Mortgage Guaranty Group adopted the accrual method for recording past-due premium revenues and the related premium receivable arising from new monthly premium policies. This new payment mode has emerged as a significant factor for the mortgage guaranty industry beginning in mid-1994. Before adoption of this accrual method, such past-due premiums were recognized on receipt of cash. With the adoption of this accrual method, a cumulative increase in net premiums written of $9.8, net premiums earned of $6.3, and post-tax income of $3.9 or 4 cents per fully diluted share was reflected in the Company's final quarter and the year of 1995.

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

                                                              1st             2nd            3rd            4th
                                                            Quarter         Quarter        Quarter        Quarter
Year Ended December 31, 1996:                            ------------   ------------   -------------   -------------
Operating Summary:
Net premiums, fees, and other income.................    $      359.4   $      387.9   $       384.3   $       396.1
Net investment income and realized gains.............            71.3           65.2            71.5            67.4
Total revenues.......................................           430.9          453.3           456.0           463.6
Benefits, claims, and expenses.......................           353.7          369.6           365.5           372.5
Income before extraordinary item.....................            53.4           57.0            61.7            62.5
Extraordinary item, net of tax.......................            (3.3)          (1.1)            -               -
Net income...........................................    $       50.0   $       55.9   $        61.7   $        62.5
                                                         ============   ============   =============   =============
Net income per share:
Primary:
  Before extraordinary item..........................    $        .58   $        .59   $         .64   $         .65
  Extraordinary item.................................            (.04)          (.01)            -               -
  Net Income.........................................    $        .54   $        .58   $         .64   $         .65
                                                         ============   ============   =============   =============
Fully Diluted:
  Before extraordinary item..........................    $        .56   $        .59   $         .64   $         .65
  Extraordinary item.................................            (.04)          (.01)            -               -
  Net Income.........................................    $        .52   $        .58   $         .64   $         .65
                                                         ============   ============   =============   =============
Average common and equivalent shares outstanding:
  Primary............................................      90,969,694     94,113,365      94,241,978      94,566,910
                                                         ============   ============   =============   =============
  Fully Diluted......................................      94,479,448     94,420,963      94,664,729      94,850,603
                                                         ============   ============   =============   =============

                                                              1st             2nd            3rd            4th
                                                            Quarter         Quarter        Quarter        Quarter
Year Ended December 31, 1995:                            -------------  -------------  --------------  -------------
Operating Summary:
Net premiums, fees, and other income.................    $       320.9  $       352.3  $        350.7  $       369.9
Net investment income and realized gains.............             64.8           64.3            82.6           89.6
Total revenues.......................................            385.8          416.9           433.5          459.6
Benefits, claims, and expenses.......................            329.0          354.2           342.2          354.3
Net income...........................................    $        39.0  $        42.0  $         60.9  $        70.6
                                                         =============  =============  ==============  =============
Net income per share:    Primary.....................    $         .44  $         .48  $          .70  $         .80
                         Fully Diluted...............    $         .42  $         .45  $          .66  $         .75
                                                         =============  =============  ==============  =============
Average common and equivalent shares outstanding:
  Primary............................................       85,408,443     85,531,874      85,683,687     86,806,302
                                                         =============  =============  ==============  =============
  Fully Diluted......................................       92,096,081     92,286,309      92,514,468     93,729,360
                                                         =============  =============  ==============  =============

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

    In computing the profit or loss before taxes for each segment, the following items have not been added or deducted: general corporate revenues and expenses, parent company interest expense, income taxes, and equity in operating results of, or dividends from, unconsolidated subsidiaries and affiliates. To reconcile the total assets shown for the General, Mortgage Guaranty, Title and Life Groups with total consolidated assets at December 31, 1996 and 1995, adjustments must be made for the parent company assets of $2,079.6 and $2,056.3, and consolidating eliminations of $2,477.6 and $2,417.5, respectively.

    Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.


                                                    Net Revenues
--------------------------------------------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        1996              1995             1994
                                                                   --------------    -------------    --------------
General Insurance Group:
  Net premiums earned:
    Liability coverages.........................................   $        463.6    $       477.9    $        509.8
    Property and other coverages................................            404.0            373.2             354.2
  Net investment (a) and other income...........................            207.3            204.9             187.4
                                                                   --------------    -------------    --------------
     Total......................................................          1,074.9          1,056.1           1,051.4
                                                                   --------------    -------------    --------------

Mortgage Guaranty Group:
  Net premiums earned...........................................            226.5            175.2             134.5
  Net investment (a) and other income...........................             36.0             28.6              23.8
                                                                   --------------    -------------    --------------
     Total......................................................            262.6            203.9             158.3
                                                                   --------------    -------------    --------------

Title Insurance Group:
  Net premiums earned...........................................            220.2            183.3             244.4
  Title, escrow and other fees..................................            147.2            122.2             140.2
                                                                   --------------    -------------    --------------
    Sub-total...................................................            367.4            305.5             384.7
  Net investment (a) and other income...........................             20.4             20.6              20.0
                                                                   --------------    -------------    --------------
     Total......................................................            387.9            326.2             404.7
                                                                   --------------    -------------    --------------

Life Insurance Group:
  Annuities:
    Net premiums earned.........................................              -                -                 -
    Net investment income.......................................              5.2              6.1               6.4
                                                                   --------------    -------------    --------------
    Sub-total...................................................              5.2              6.1               6.4
                                                                   --------------    -------------    --------------
  Credit and other life and disability:
    Net premiums earned.........................................             46.0             41.9              40.0
    Net investment (a) and other income.........................              9.2              9.9               9.2
                                                                   --------------    -------------    --------------
    Sub-total...................................................             55.2             51.8              49.3
                                                                   --------------    -------------    --------------
     Total......................................................             60.5             58.0              55.7
                                                                   --------------    -------------    --------------

Other Operations - Net (b):.....................................              2.6              1.8                .9
                                                                   --------------    -------------    --------------
    Consolidated sub-total......................................          1,788.7          1,646.1           1,671.2
Net Realized Gains..............................................             15.1             49.7               7.7
                                                                   --------------    -------------    --------------
    Consolidated................................................   $      1,803.9    $     1,695.9    $      1,679.0
                                                                   ==============    =============    ==============


                                             Income (Loss) Before Taxes
-----------------------------------------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                                    ---------------------------------------------
                                                                        1996             1995             1994
                                                                    ------------     -----------      -----------
General Insurance Group:
  Underwriting/service income (loss):
    Liability coverages........................................     $      (26.0)    $     (58.6)     $      (65.0)
    Property and other coverages...............................             20.5            38.6              45.4
  Net investment income (a)....................................            194.3           191.1             173.8
                                                                    ------------     -----------      ------------
    Total......................................................            188.8           171.1             154.2
                                                                    ------------     -----------      ------------

Mortgage Guaranty Group:
  Underwriting/service income..................................             89.8            77.6              57.7
  Net investment income (a)....................................             30.4            25.2              20.6
                                                                    ------------     -----------      ------------
    Total......................................................            120.2           102.8              78.3
                                                                    ------------     -----------      ------------

Title Insurance Group:
  Underwriting/service income (loss) ..........................              5.9           (13.4)            (16.9)
  Net investment income (a)....................................             18.6            18.0              16.7
                                                                    ------------     -----------      ------------
    Total......................................................             24.6             4.6               (.2)
                                                                    ------------     -----------      ------------

Life Insurance Group:
  Annuities....................................................               .6             2.7               2.4
  Other coverages and net investment income (a)................              6.4             5.2               3.9
                                                                    ------------     -----------      ------------
    Total......................................................              7.0             7.9               6.4
                                                                    ------------     -----------      ------------
Other Sources - Net (b):.......................................            (13.5)          (20.2)            (20.6)
                                                                    ------------     -----------      ------------
    Consolidated sub-total.....................................            327.2           266.2             218.1

Net Realized Gains.............................................             15.1            49.7               7.7
                                                                    ------------     -----------      ------------
    Consolidated...............................................     $      342.4     $     316.0      $      225.8
                                                                    ============     ===========      ============

------------
In the above tables,  net premiums  earned on a GAAP basis differ from statutory amounts as a result of  differences  in the  calculations  of  unearned  premium reserves under each  accounting  method.  (a) Including  unallocated  investment income derived from invested capital and surplus  funds./(b)  Represents results of holding company parent,  consolidation  eliminating adjustments,  and general corporate expenses, as applicable.

                                                 Assets At Year End
--------------------------------------------------------------------------------------------------------------------


                                                           December 31,
                                                 ---------------------------------
                                                     1996                 1995
                                                 ------------         ------------
General Insurance Group......................    $    5,350.5         $    5,356.8
Mortgage Guaranty Group......................           760.5                634.0
Title Insurance Group........................           408.2                415.8
Life Insurance Group.........................           310.3                328.2
Consolidated.................................    $    6,656.2         $    6,593.5
                                                 ============         ============


Note 8-Related Party Transactions - At December 31, 1996 and 1995, the Corporation owned 98.85% of the non-voting common shares, and 40% of the voting common and preferred shares of the American Business & Mercantile Insurance Group, Inc., ("AB&M Group" or "Group"), an affiliated insurance holding company engaged in the property and liability reinsurance business. As of the same dates, the American Business & Personal Insurance Mutual, Inc. ("Mutual"), a property & liability mutual insurer owned by its policyholders, held directly or through a subsidiary .04% of the non-voting common shares and 60% of the Group's voting common and preferred shares. At both dates, 1.11% of the Group's non-voting common shares were held by public shareholders.

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

                                     Ceded to Group            Assumed from Mutual            Ceded to Mutual
                                ------------------------     ------------------------     ------------------------
                                 1996     1995     1994       1996     1995     1994       1996     1995     1994
                                ------   ------   ------     ------   ------   ------     ------   ------   ------

Premiums written............    $  9.3   $ 12.6   $ 12.5     $   -    $   -    $   -      $  1.6   $  3.6   $  3.6
Commissions and fees........        .8       .8       .7         -        -        -          -        -        -
Losses and loss expenses....       9.8     14.7     14.8         .1       .1      (.1)       1.7      4.1      4.3
Loss and loss expense ......
 reserves...................      55.5     54.1     51.1       17.1     18.7     20.2        8.4      7.9      6.9
Unearned premiums...........    $  1.1   $  1.1   $   .9     $   -   $    -    $   -      $   .3   $   .3   $   .3
                                ======   ======   ======     ======  =======   ======     ======   ======   =======


     Certain  subsidiaries of the Company have sold various accounts  receivable to a finance company subsidiary of the Mutual. Total receivables sold as of December 31, 1996 and 1995 amounted to approximately $6.1 and $6.0, respectively.

     At December 31, 1996 and 1995, the Group held approximately 7.2% and 7.8%, respectively, of Old Republic's issued and outstanding common shares. For financial accounting purposes only, 6,658,901 of such shares have been treated as treasury shares at each respective date in consolidating the Group's accounts with those of the Corporation.

     In the normal course of business, the Company cedes, on the same terms as apply to unrelated reinsurers, certain parts of its outgoing reinsurance to a foreign reinsurer in which it has an equity interest. Total premiums ceded to this reinsurer amounted to approximately $4.3 in 1996, $6.0 in 1995 and $6.1 in 1994. As of December 31, 1996 and 1995, total premium and loss reserve credits taken on account of cumulative cessions aggregated $64.1 and $65.6, respectively, all of which credits were collateralized by cash, investments and funds held amounting to $70.1 and $73.2, respectively.

     At December 31, 1996, the Corporation owned 93% of the voting common stock of Employers General Insurance Group, Inc. ("EGI") an affiliated insurance holding company engaged in the property and liability insurance and reinsurance business, primarily in Texas. At such date, 7% of EGI's voting common stock was held by public shareholders.

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

                                                                 Ceded to EGI
                                                   --------------------------------------
                                                     1996           1995           1994
                                                   --------       --------       --------
     Premiums written...........................   $   38.1       $   33.8       $   29.7
     Losses and loss expenses...................       32.4           26.4           22.6
     Loss and loss expense reserves.............       54.0           42.4           33.3
     Unearned premiums..........................   $   12.0       $   12.6       $   12.3
                                                   ========       ========       ========


     EGI has also entered into an investment counsel agreement pursuant to which an Old Republic subsidiary provides investment advice, accounting services and assistance to EGI in executing purchases and sales of investments. Fees received by Old Republic were immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS
------------------------------------------------------------------------------















To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


     We  have  audited  the  accompanying  consolidated  balance  sheets  of Old
Republic International Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, preferred stock and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Republic International Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                 /s/ Coopers & Lybrand L.L.P.



Chicago, Illinois
March 11, 1997

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1997 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 1997. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1997 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 1997.


Item 12-Security Ownership of Certain Beneficial Owners and Management

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1997 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 1997.

Item 13-Certain Relationships and Related Transactions

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1997 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 1997.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1.  Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 1997 under cover of Form 10-K/A.
    3.  See exhibit index on page 54 of this report.

(b) Reports on Form 8-K:
    1.  No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant): Old Republic International Corporation


By :    __________/s/ A.C.Zucaro______________________         ___3/26/97___
        A. C. Zucaro, Chairman of the Board,                       Date
        Chief Executive Officer, President and Director



By :    __________/s/ Paul D. Adams___________________         ___3/26/97___
        Paul D. Adams, Senior Vice President,                      Date
        Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).



_____/s/ Anthony F. Colao_______            ______/s/ John W. Popp___________
Anthony F. Colao, Director*                 John W. Popp, Director*
Senior Vice President



______ /s/ John C. Collopy______            ______ /s/ William A. Simpson____
John C. Collopy, Director*                  William A. Simpson, Director*
                                            President of Republic Mortgage
                                            Insurance Company



______ /s/ Jimmy A. Dew_________            ______ /s/ Arnold L. Steiner_____
Jimmy A. Dew, Director*                     Arnold L. Steiner, Director*
Executive Vice President of Republic
Mortgage Insurance Company



______/s/ Kurt W. Kreyling______            ______ /s/ David Sursa___________
Kurt W. Kreyling, Director*                 David Sursa, Director*



______ /s/ Peter Lardner________            ______ /s/ William G. White, Jr._
Peter Lardner, Director*                    William G. White, Jr., Director*
President of Bituminous Casualty
 Corporation


______ /s/ Wilbur S. Legg_______
Wilbur S. Legg, Director*











*  By/S/A. C. Zucaro
   Attorney-in-fact
   Date:  March 13, 1997

                                  EXHIBIT INDEX


     An index of exhibits required by item 601 of Regulation S-K follows:

(3)  Articles of incorporation and by-laws.

     (A) * Restated Certificate of Incorporation, as amended. (Exhibit 3(A) to Registrant's Annual Report on Form 10K for 1995).

     (B) * By-laws, as amended.

(4) Instruments defining the rights of security holders, including indentures.

     (A) * Certificates of Designations,  as amended, with respect to Series
           D Cumulative  Convertible  Preferred  Stock,  Series G  Convertible
           Preferred  Stock  and  Series  G-2  Convertible   Preferred  Stock.
           (Exhibit 4(A) to Registrant's Annual Report on Form 10K for 1995).

     (B) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request (Exhibit 4(D) on Form 8 dated August 28, 1987).

     (C) * Rights Agreement dated as of June 26, 1987 between Old Republic International Corporation and Morgan Shareholder Services Trust Company (Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987).

     (D) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

(10) Material contracts.

     (A) * Copy of the restated Old Republic International Corporation Employees Savings and Stock Ownership Plan.

     (B) Form 11 - K Annual Report of the Old Republic International Employees Savings and Stock Ownership Plan for the year ended December 31, 1996 (To be filed by amendment on Form 10-K).

**   (C) * Copy  of  Old  Republic  International  Corporation  Key  Employees
           Performance Recognition Plan, as restated.

**   (D) * Copy of Old Republic International Corporation Non-qualified Stock
           Option Plan (Exhibit to Form S-8 Registration Statement No.2-66302).

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

     (O) * Copy of Bitco Savings Plan (Exhibit 4.3 to Form S-8 Registration Statement No. 33-32439).

     (P) Form 11-K Annual Report of the Bitco Savings Plan for the year ended December 31, 1996 (To be filed by amendment on Form 10-K).

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

     (S) * Copy of Great West Casualty Company Profit Sharing Plan (Exhibit 10 to Form S-8 Registration Statement No. 33-52069).

     (T) Form 11-K Annual Report of the Great West Casualty Company Profit Sharing Plan for the year ended December 31, 1996 (To be filed by amendment on Form 10-K).

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

                           (Exhibit Index, Continued)


(11) Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for each of the three years ended December 31, 1996, 1995 and 1994.

(21)      Subsidiaries of the registrant.

(23)      Consent of Coopers & Lybrand L.L.P.

(24)      Powers of attorney

(28)      Consolidated Schedule P (To be filed by amendment.)


---------------
*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.