Form 10-K/A
period 1996-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-04-28
CIK 74260

1
As in effect
3/1/61
                                   FORM 10K/A

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



                     OLD REPUBLIC INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1
                                              ---

     The undersigned  registrant  hereby amends the following  items,  financial statements,  exhibits or other portions  of its ANNUAL REPORT FOR 1996 on

Form 10-K as set forth in the  pages  attached  hereto: (List all such items,

financial statements, exhibits other portions amended)


                                    SEE INDEX



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                      -----------------------------------------
                                                     (Registrant)

Date: April 25, 1997                  By:            /s/ Paul D. Adams
      --------------                     --------------------------------------
                                                      (Signature)
                                                   Paul Dennis Adams
                                                 Senior Vice President,
                                                Chief Financial Officer
                                                   and Treasurer




                                 Total Pages: 11
                                 ---------------

                                      INDEX


FINANCIAL  STATEMENT  SCHEDULES
-------------------------------

Report of Independent Accountants

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule    I - Summary of  Investments-  Other than  Investments  in Related
                Parties as of December 31, 1996

Schedule   II - Condensed Financial  Information of Registrant for the years ended December 31, 1996, 1995 and 1994

Schedule  III - Supplementary  Insurance  Information  for the years ended
                December 31, 1996, 1995 and 1994

Schedule   IV - Reinsurance for the years ended December 31, 1996, 1995 and 1994

Schedule   VI - Supplemental  Information  Concerning  Property  - Casualty
                Insurance Operations for the years ended December 31, 1996, 1995 and 1994

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.



EXHIBITS *
----------

(28)  Consolidated Schedule P.



  *  Not covered in the Report of Independent Accountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 is included on page 50 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              /s/ Coopers & Lybrand L.L.P.


Chicago, Illinois
March 11, 1997

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1996
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------


         Column A                                                Column B       Column C        Column D
       -------------                                           -------------  -------------  ---------------
                                                                                                Amount at
                                                                                 Fair        which shown in
   Type of investment                                            Cost (a)        Value        balance sheet
   ------------------                                          -------------  -------------  ---------------
   Held to maturity:
     Fixed maturity securities:
       States, municipalities and political subdivisions       $  1,038,333   $  1,055,209   $  1,038,333
       Public utilities                                             984,377        990,137        984,377
       Redeemable preferred stocks                                      283            315            283
                                                               -------------  -------------  -------------
                                                                  2,022,993   $  2,045,661      2,022,993
                                                               -------------  =============  -------------
     Other long-term investments:
       Mortgage loans on real estate                                  8,702                         8,702
       Policy loans                                                   2,047                         2,047
       Other long-term investments                                   14,441                        14,441
                                                               -------------                 -------------
                                                                     25,192                        25,192
                                                               -------------                 -------------
         Total                                                    2,048,185                     2,048,185
                                                               -------------                 -------------


   Available for sale:
     Fixed maturity securities:
       United States Government and government
         agencies and authorities                                   709,806   $    721,196        721,196
       Foreign government                                            33,334         36,846         36,846
       Convertibles and bonds with warrants attached                    256            256            256
       All other corporate                                        1,214,356      1,225,907      1,225,907
                                                               -------------  -------------  -------------
                                                                  1,957,752   $  1,984,204      1,984,204
                                                               -------------  =============  -------------
     Equity Securities:
       Nonredeemable preferred stocks                                 4,777   $      5,038          5,038
       Common stocks:
         Banks, trusts and insurance companies                        4,001          6,307          6,307
         Industrial, miscellaneous and all other                     65,856        104,809        104,809
                                                               -------------  -------------  -------------
                                                                     74,634   $    116,153        116,153
                                                               -------------  =============  -------------
     Short-term investments                                         265,735                       265,735
                                                               -------------                 -------------
         Total                                                    2,298,121                     2,366,093
                                                               -------------                 -------------
           Total Investments                                   $  4,346,306                  $  4,414,279
                                                               =============                 =============



Note:(a) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1996            1995
                                                                                ------------    ------------
   Assets:

   Bonds and notes                                                              $    12,100     $    12,100
   Cash                                                                               2,143             301
   Short-term investments                                                             2,303          55,367
   Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                       1,967,558       1,873,661
     Indebtedness of affiliates                                                      67,604          83,376
     Preferred stock, at cost                                                        20,500          20,500
   Other assets                                                                       6,859          10,105
                                                                                ------------    ------------
     Total Assets                                                               $ 2,079,069     $ 2,055,413
                                                                                ============    ============

   Liabilities, Preferred Stock
     and Common Shareholders' Equity:

   Liabilities:
   Accounts payable and accrued expenses                                        $    15,352     $    26,501
   Debt and debt equivalents                                                          8,885         226,396
   Indebtedness to affiliates and subsidiaries                                      134,180         117,416
   Commitments and contingent liabilities                                               ---             ---
                                                                                ------------    ------------
     Total Liabilities                                                              158,418         370,313
                                                                                ------------    ------------

   Redeemable convertible preferred stock                                            19,348          17,069
   Convertible preferred stock                                                        1,275             677
   Cumulative preferred stock                                                           ---          54,802
                                                                                ------------    ------------
     Total Preferred Stock                                                           20,623          72,549
                                                                                ------------    ------------

   Common Shareholders' Equity:
   Common stock                                                                      96,011          58,811
   Additional paid-in capital                                                       575,610         463,480
   Net unrealized appreciation of equity securities                                  43,442          70,365
   Retained earnings                                                              1,223,391       1,058,320
   Treasury stock (at cost)                                                         (38,428)        (38,428)
                                                                                ------------    ------------
     Total Common Shareholders' Equity                                            1,900,028       1,612,550
                                                                                ------------    ------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                          $ 2,079,069     $ 2,055,413
                                                                                ============    ============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1996           1995           1994
                                                                   -----------    -----------    -----------
   Revenues:
   Investment income from subsidiaries                             $    7,856     $    7,273     $    6,488
   Real estate and other income                                         3,081          3,110          3,107
   Other investment income                                                986            478            152
                                                                   -----------    -----------    -----------
       Total Revenues                                                  11,923         10,862          9,749
                                                                   -----------    -----------    -----------

   Expenses:
   Interest -- subsidiaries                                             6,754          5,820          3,473
   Interest -- other                                                    4,015         17,469         17,443
   Real estate and other expenses                                       2,470          2,356          2,397
   General expenses, taxes and fees                                    10,706          3,975          4,532
                                                                   -----------    -----------    -----------
       Total Expenses                                                  23,947         29,622         27,847
                                                                   -----------    -----------    -----------
   Revenues, net of expenses                                          (12,023)       (18,759)       (18,098)

   Federal income tax credits                                          (4,315)        (7,302)        (7,443)
                                                                   -----------    -----------    -----------
   Income (loss) before item below                                     (7,707)       (11,457)       (10,655)
   Extraordinary item, net of tax credits                              (4,497)           ---            ---
                                                                   -----------    -----------    -----------
   Income (loss) before equity in earnings of subsidiaries            (12,205)       (11,457)       (10,655)

   Equity in Earnings of Subsidiaries:
     Cash dividends                                                   152,875        106,899         55,458
     Earnings in excess of cash dividends                              89,695        117,259        106,271
                                                                   -----------    -----------    -----------

   Net Income                                                      $  230,365     $  212,702     $  151,073
                                                                   ===========    ===========    ===========


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1996           1995           1994
                                                                   -----------    -----------    -----------
   Cash flows from operating activities:
     Net income                                                    $  230,365     $  212,702     $  151,073
     Change in non-cash items:
       Accounts receivable                                                219           (229)         2,135
       Income taxes - net                                             (10,264)         2,982          3,146
       Excess of equity in net income of subsidiaries
          over dividends received                                     (89,695)      (117,259)      (106,271)
       Accounts payable, accrued expenses and other                     2,072         (2,240)           (10)
                                                                   -----------    -----------    -----------
     Total                                                            132,696         95,955         50,074
                                                                   -----------    -----------    -----------

   Cash flows from investing activities:
     Sales of other investments                                           227            209            ---
     Sales of fixed assets for company use                                126            ---            ---
     Purchases of fixed maturity securities                               ---         (3,000)           ---
     Purchases of fixed assets for company use                            ---           (183)          (182)
     Investments in, and indebtedness of related parties - net          2,769        (20,861)       (11,410)
                                                                   -----------    -----------    -----------
     Total                                                              3,123        (23,836)       (11,593)
                                                                   -----------    -----------    -----------

   Cash flows from financing activities:
     Issuance of preferred and common stock                            17,423         14,591          1,667
     Repayment of term loans                                           (1,000)        (1,000)           ---
     Redemption of debentures and notes                              (105,084)           ---            ---
     Issuance of treasury stock                                           ---          2,370            ---
     Dividends on common shares                                       (35,915)       (26,773)       (24,537)
     Dividends on preferred shares                                     (7,662)        (7,949)        (8,211)
     Purchase of treasury stock                                           ---           (903)        (8,530)
     Purchase of cumulative preferred stock                               ---            (20)        (2,697)
     Redemption of cumulative preferred stock                         (54,802)           ---            ---
                                                                   -----------    -----------    -----------
     Total                                                           (187,042)       (19,685)       (42,309)
                                                                   -----------    -----------    -----------

   Increase (decrease) in cash and short-term investments             (51,222)        52,434         (3,828)
   Cash and short-term investments, beginning of year                  55,669          3,235          7,063
                                                                   -----------    -----------    -----------
   Cash and short-term investments, end of year                    $    4,447     $   55,669     $    3,235
                                                                   ===========    ===========    ===========



             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1996, 1995 and 1994
                                ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

            Column A                     Column B        Column C        Column D        Column E        Column F        Column G
-------------------------------       --------------  --------------  --------------  --------------  --------------  --------------

                                                      Future Policy
                                         Deferred       Benefits,                      Other Policy
                                          Policy         Losses,                        Claims and                         Net
                                       Acquisition      Claims and       Unearned        Benefits        Premium        Investment
                Segment                   Costs       Loss Expenses      Premiums        Payable         Revenue          Income
-------------------------------       --------------  --------------  --------------  --------------  --------------  --------------
Year Ended December 31, 1996:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                 $54,263      $1,900,624        $289,041         $62,599        $867,662        $194,338
    Mortgage Insurance Group                 41,769         119,026          58,320             717         226,597          30,401
    Title Insurance Group                       ---         205,309             ---             420         220,216          18,621
    Life Insurance Group                     18,570         143,694             ---           1,573          46,006          14,165
    Reinsurance Losses Recoverable (a)          ---       1,356,757          39,446             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          114,603       3,725,412         386,808          65,311       1,360,483         257,526
    Corporate                                   ---             ---             ---             ---             ---           3,050
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Consolidated                         $114,603      $3,725,412        $386,808         $65,311      $1,360,483        $260,577
                                      ==============  ==============  ==============  ==============  ==============  ==============


Year Ended December 31, 1995:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                 $53,046      $1,890,409        $291,545         $70,718        $851,182        $191,125
    Mortgage Insurance Group                 37,379          90,534          73,019             598         175,277          25,246
    Title Insurance Group                       ---         204,489             ---             493         183,351          18,038
    Life Insurance Group                     17,459         147,349             ---           3,643          41,980          15,637
    Reinsurance Losses Recoverable (a)          ---       1,373,089          42,200             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          107,885       3,705,871         406,765          75,454       1,251,792         250,047
    Corporate                                   ---             ---             ---             ---             ---           1,862
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Consolidated                         $107,885      $3,705,871        $406,765         $75,454      $1,251,792        $251,910
                                      ==============  ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 1994:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                 $50,710      $1,823,758        $266,534         $74,816        $864,031        $173,804
    Mortgage Insurance Group                 34,011          64,695          80,244             611         134,515          20,630
    Title Insurance Group                       ---         196,009             ---              64         244,427          16,784
    Life Insurance Group                     16,604         147,740             ---           3,631          39,973          15,374
    Reinsurance Losses Recoverable (a)          ---       1,467,483          58,745             ---             ---             ---
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Total Insurance Underwriting          101,326       3,699,686         405,525          79,124       1,282,948         226,594
    Corporate                                   ---             ---             ---             ---             ---             981
                                      --------------  --------------  --------------  --------------  --------------  --------------
      Consolidated                         $101,326      $3,699,686        $405,525         $79,124      $1,282,948        $227,575
                                      ==============  ==============  ==============  ==============  ==============  ==============


     Note:  (a)  Effective  January  1,  1993,  the  Company  adopted  Financial
Accounting  Standard (FAS) No. 113  "Accounting and Reporting for Reinsurance of
Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1996, $1.4 billion at December 31, 1995 and $1.5 billion at December 31, 1994. FAS No. 113 did not have any effect on the Company's results of operations.










             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1996, 1995 and 1994
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------

            Column A                     Column H        Column I        Column J        Column K
-------------------------------       --------------  --------------  --------------  --------------

                                        Benefits,      Amortization
                                         Claims,       of Deferred
                                        Losses and        Policy          Other
                                        Settlement     Acquisition      Operating       Premiums
                Segment                  Expenses         Costs          Expenses        Written
-------------------------------       --------------  --------------  --------------  --------------
Year Ended December 31, 1996:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                $626,466        $153,688        $106,067        $865,197
    Mortgage Insurance Group                 81,645          31,170          29,641         211,898
    Title Insurance Group                    18,413             ---         344,904         220,216
    Life Insurance Group                     25,590           6,612          21,285          48,347
    Reinsurance Losses Recoverable (a)          ---             ---             ---
                                      --------------  --------------  --------------  --------------
      Total Insurance Underwriting          752,115         191,471         501,899       1,345,659
    Corporate                                   ---             ---          16,121             ---
                                      --------------  --------------  --------------  --------------
      Consolidated                         $752,115        $191,471        $518,020      $1,345,659
                                      ==============  ==============  ==============  ==============


Year Ended December 31, 1995:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                $631,708        $131,857        $113,895        $876,179
    Mortgage Insurance Group                 57,651          26,401          17,066         168,052
    Title Insurance Group                    25,544             ---         296,064         183,351
    Life Insurance Group                     25,495           3,669          20,873          45,864
    Reinsurance Losses Recoverable (a)          ---             ---             ---             ---
                                      --------------  --------------  --------------  --------------
      Total Insurance Underwriting          740,399         161,928         447,899       1,273,447
    Corporate                                   ---             ---          22,133             ---
                                      --------------  --------------  --------------  --------------
      Consolidated                         $740,399        $161,928        $470,033      $1,273,447
                                      ==============  ==============  ==============  ==============

Year Ended December 31, 1994:
-------------------------------
  Insurance Underwriting:
    General Insurance Group                $644,159        $149,084         $96,338        $851,581
    Mortgage Insurance Group                 38,771          24,654          16,599         135,178
    Title Insurance Group                    44,837             ---         360,096         244,427
    Life Insurance Group                     25,762           4,475          19,073          37,505
    Reinsurance Losses Recoverable (a)          ---             ---             ---             ---
                                      --------------  --------------  --------------  --------------
      Total Insurance Underwriting          753,531         178,214         492,107       1,268,694
    Corporate                                   ---             ---          21,589             ---
                                      --------------  --------------  --------------  --------------
      Consolidated                         $753,531        $178,214        $513,697      $1,268,694
                                      ==============  ==============  ==============  ==============


     Note:  (a)  Effective  January  1,  1993,  the  Company  adopted  Financial
Accounting  Standard (FAS) No. 113  "Accounting and Reporting for Reinsurance of
Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1996, $1.4 billion at December 31, 1995 and $1.5 billion at December 31, 1994. FAS No. 113 did not have any effect on the Company's results of operations.



             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 1996, 1995 and 1994
                                ($ in Thousands)
 ------------------------------------------------------------------------------------------------------------

          Column A                       Column B       Column C       Column D       Column E      Column F
 --------------------------------     -------------  -------------  -------------  -------------  -----------

                                                                                                   Percentage
                                                          Ceded         Assumed                     of amount
                                           Gross         to other     from other        Net          assumed
                                           amount       companies      companies       amount         to net
                                       -------------  -------------  -------------  -------------  -----------
  Year Ended December 31, 1996:
  --------------------------------
    Life insurance in force            $  6,775,896   $  2,806,220   $        ---   $  3,969,676        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,096,877   $    281,328   $     52,113   $    867,662        6.0 %
      Mortgage Insurance Group              227,859          1,262            ---        226,597        ---
      Title Insurance Group                 219,273            169          1,112        220,216        0.5
      Life Insurance Group:
        Life insurance                       28,205         12,988            ---         15,217        ---
        Accident and health insurance        50,623         20,126            292         30,789        0.9
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             78,828         33,114            292         46,006        0.6
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (292)          (292)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,622,838   $    315,582   $     53,226   $  1,360,483        3.9 %
                                       =============  =============  =============  =============  ===========


  Year Ended December 31, 1995:
  --------------------------------
    Life insurance in force            $  7,747,340   $  3,510,253   $        ---   $  4,237,087        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,099,727   $    322,806   $     74,262   $    851,182        8.7 %
      Mortgage Insurance Group              178,234          2,957            ---        175,277        ---
      Title Insurance Group                 182,847            315            819        183,351        0.4
      Life Insurance Group:
        Life insurance                       29,290         15,631            ---         13,659        ---
        Accident and health insurance        53,283         25,270            308         28,321        1.1
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             82,573         40,901            308         41,980        0.7
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (308)          (308)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,543,383   $    366,673   $     75,081   $  1,251,792        6.0 %
                                       =============  =============  =============  =============  ===========


  Year Ended December 31, 1994:
  --------------------------------
    Life insurance in force            $  8,742,480   $  4,318,984   $        ---   $  4,423,496        --- %
                                       =============  =============  =============  =============  ===========

    Premiums:
      General Insurance Group          $  1,174,566   $    388,619   $     78,084   $    864,031        9.0 %
      Mortgage Insurance Group              138,288          3,772            ---        134,515        ---
      Title Insurance Group                 243,659            185            953        244,427        0.4
      Life Insurance Group:
        Life insurance                       30,676         16,218            ---         14,458        ---
        Accident and health insurance        50,012         24,869            372         25,515        1.5
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             80,689         41,088            372         39,973        0.9
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (372)          (372)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,637,204   $    433,293   $     79,038   $  1,282,948        6.2 %
                                       =============  =============  =============  =============  ===========


                                                                             10

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------------

                 Column A                Column B       Column C       Column D       Column E       Column F       Column G
       ----------------------------    -------------  -------------  -------------  -------------  -------------  -------------


                                                      Reserves for
                                         Deferred     Unpaid Claims    Discount,
                                          Policy        and Claim       If Any,                                        Net
                                        Acquisition    Adjustment     Deducted in     Unearned        Earned       Investment
      Affiliation With Registrant          Costs        Expenses       Column C       Premiums       Premiums        Income
-----------------------------------    -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1996:
-----------------------------------
(a)    Consolidated property-casualty
       entities (b)                         $54,263     $1,900,624       $163,180       $289,041       $867,662       $194,338
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                            $54,263     $1,900,624       $163,180       $289,041       $867,662       $194,338
                                       =============  =============  =============  =============  =============  =============

Year Ended December 31, 1995:
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
                                       =============  =============  =============  =============  =============  =============

Note:(a) These amounts are  immaterial  and have,  therefore, been omitted from this schedule.
     (b) See note (a) to Schedule III.























             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                                ($ in Thousands)
------------------------------------------------------------------------------------------------------------

                 Column A                      Column H            Column I       Column J       Column K
       ----------------------------    ------------------------  -------------  -------------  -------------

                                           Claims and Claim
                                          Adustment Expenses      Amortization      Paid
                                         Incurred Related to      of Deferred      Claims
                                       ------------------------     Policy        and Claim
                                         Current       Prior      Acquisition    Adjustment      Premiums
      Affiliation With Registrant         Year         Years         Costs        Expenses        Written
-----------------------------------    -----------  -----------  -------------  -------------  -------------
Year Ended December 31, 1996:
-----------------------------------
(a)    Consolidated property-casualty
       entities (b)                      $700,847     ($74,376)      $153,688       $616,255       $865,197
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -----------  -----------  -------------  -------------  -------------
                                         $700,847     ($74,376)      $153,688       $616,255       $865,197
                                       ===========  ===========  =============  =============  =============

Year Ended December 31, 1995:
-----------------------------------
(a)    Consolidated property-casualty
       entities (b)                      $724,396     ($92,692)      $131,857       $565,053       $876,179
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -----------  -----------  -------------  -------------  -------------
                                         $724,396     ($92,692)      $131,857       $565,053       $876,179
                                       ===========  ===========  =============  =============  =============

Year Ended December 31, 1994:
-----------------------------------
(a)    Consolidated property-casualty
       entities (b)                      $733,363     ($89,199)      $149,084       $570,079       $851,581
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -----------  -----------  -------------  -------------  -------------
                                         $733,363     ($89,199)      $149,084       $570,079       $851,581
                                       ===========  ===========  =============  =============  =============

Note:(a) These amounts are  immaterial  and have,  therefore, been omitted from this schedule.
     (b) See note (a) to Schedule III.


                                                                             11

                      Exhibit 28 - Consolidated Schedule P
               --------------------------------------------------


Schedule P  -  Part 3        OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands) (a)

 Premiums
were earned                                            Allocated                Unallocated              Loss & Loss
 &  Losses     Premiums       Loss        Salvage    Loss Expense              Loss Expense                Expense
 incurred       Earned      Payments     Received      Payments       Ratio      Payments       Ratio     Payments      Ratio
-----------  ------------  -----------  -----------  -------------  ---------  -------------  ---------  -----------  ---------
Prior         $2,978,458   $1,825,304     $100,590       $226,324      12.40%       $64,587       3.54%  $2,116,215      71.05%
1987             628,020      303,514       18,526         36,901      12.16%        14,185       4.67%     354,600      56.46%
1988             615,020      305,879       19,874         32,645      10.67%        14,060       4.60%     352,584      57.33%
1989             617,755      338,811       24,770         39,254      11.59%        15,059       4.44%     393,124      63.64%
1990             679,000      394,132       18,034         46,965      11.92%        16,760       4.25%     457,857      67.43%
1991             740,239      384,765       16,806         42,436      11.03%        17,322       4.50%     444,523      60.05%
1992             815,871      391,464       17,659         42,197      10.78%        20,088       5.13%     453,749      55.62%
1993             875,847      423,672       17,547         50,084      11.82%        24,748       5.84%     498,504      56.92%
1994             867,630      396,149       17,985         43,196      10.90%        26,093       6.59%     465,438      53.64%
1995             850,211      301,681       19,329         30,751      10.19%        27,777       9.21%     360,209      42.37%
1996             846,760      214,842       13,295         18,950       8.82%        24,473      11.39%     258,265      30.50%
             ------------  -----------  -----------  -------------  ---------  -------------  ---------  -----------  ---------
Totals       $10,514,811   $5,280,213     $284,415       $609,703      11.55%      $265,152       5.02%  $6,155,068      58.54%
             ============  ===========  ===========  =============  =========  =============  =========  ===========  =========

(a) Prepared in accordance with the 1996 guidelines set by the NAIC.



                      Exhibit 28 - Consolidated Schedule P
               --------------------------------------------------


Schedule P  -  Part 3        OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands) (a)

 Premiums                                             Total Loss
were earned                               Unpaid        & Loss
 &  Losses   # of Claims     Unpaid        Loss        Expense        1996
 incurred    Outstanding     Losses       Expense      Incurred       Ratio
-----------  ------------  -----------  -----------  -------------  ---------
Prior            XXX         $306,814      $33,383     $2,456,412     82.47%
1987             XXX           78,270        5,608        438,478     69.82%
1988             XXX           65,203        5,894        423,681     68.89%
1989             XXX           70,985        6,619        470,728     76.20%
1990             XXX           75,239        7,511        540,607     79.62%
1991             XXX           81,303       10,095        535,921     72.40%
1992             XXX           86,216       17,952        557,917     68.38%
1993             XXX          106,102       19,327        623,933     71.24%
1994             XXX          154,957       28,556        648,951     74.80%
1995             XXX          248,871       44,661        653,741     76.89%
1996             XXX          366,826       85,289        710,380     83.89%
             ------------  -----------  -----------  -------------  ---------
Totals           XXX       $1,640,786     $264,895     $8,060,749     76.66%
             ============  ===========  ===========  =============  =========

(a) Prepared in accordance with the 1996 guidelines set by the NAIC.
