Form 10-K/A
period 1996-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-04-29
CIK 74260

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



                     OLD REPUBLIC INTERNATIONAL CORPORATION
------------------------------------------------------------------------------

               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 3
                                             -----

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

                                       OLD REPUBLIC INTERNATIONAL CORPORATION
                                       --------------------------------------
                                                    (Registrant)


Date: April 28, 1997                   By:        /s/ Paul D. Adams
      --------------                      -----------------------------------
                                                     (Signature)
                                                  Paul Dennis Adams
                                                Senior Vice President,
                                               Chief Financial Officer
                                                    and Treasurer

                                 Total Pages: 23

                       SECURITIES AND EXCHANGE COMMISSION




                             Washington, D.C. 20549


                                 ---------------


                                    FORM 11-K

                                 ---------------


                                  ANNUAL REPORT



                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934



                   For The Fiscal Year Ended December 31, 1996


                                 ---------------


                         BITUMINOUS 401(k) SAVINGS PLAN
                     (Formerly Known as BITCO Savings Plan)

                                 ---------------




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                             307 NORTH MICHIGAN AVE
                             CHICAGO, ILLINOIS 60601

Item 1 - Changes in the Plan
----------------------------
Incorporated by reference from Exhibit 5 and Exhibit 6 included herein.


Item 2 - Changes in Investment Policy
-------------------------------------
Incorporated by reference from Exhibit 5 and Exhibit 6 included herein. (See also Item 8 below.)


Item 3 - Contributions under the Plan
-------------------------------------
The Company's contributions are measured by reference to the employee's contributions and are not discretionary.


Item 4 - Participating Employees
--------------------------------
There were approximately 376 participants who are currently making contributions in the plan as of December 31, 1996 out of approximately 510 eligible employees.

Item 5 - Administration of the Plan
-----------------------------------

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

Item 6 - Custodian of Investments
---------------------------------

(a) The Committee has retained CG Trust Company, a trust company organized under the laws of the State of Illinois, as Trustee. The Trustee acts under a Trust Agreement with Bituminous that implements and forms a part of the Plan. In accordance with the Trust Agreement the Committee may, in their discretion, appoint one or more "Investment Managers" to direct the investments to be made by the Trustees with any part or all of the Plan assets. CG Trust Company entered into Group Annuity Contract Number GA-10911 with Connecticut General Life Insurance Company (CGLIC), a legal reserve life insurance company, to provide record keeping services. CGLIC also serves as the investment manager of the following funds: CIGNA Guaranteed Government Securities Account, CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Advisor Income and Growth Fund, CIGNA Stock Market Index Account and the CIGNA Separate Account - Fidelity Advisor Growth Opportunities Fund. The custodian of the ORI Stock Account (an Outside Market - Valued Fund) is National Financial Services Corporation.

     Investment expense paid to CGLIC were $0 and $0 for the years ended December31, 1996 and 1995.

(b) No bond was furnished by Connecticut General.

Item 7 - Reports to Participating Employees
-------------------------------------------

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

Item 8 - Investment of Funds
----------------------------

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

Item 9 - Financial Statements and Exhibits
------------------------------------------

Financial Statements                                               Page No.

  Report of Independent Accountants for the years ended
   December 31, 1996 and 1995                                        F-1

  Statements of Net Assets Available for Benefits at
   December 31, 1996 and 1995                                        F-2

  Statements of Changes in Net Assets Available for Benefits
   for the years ended December 31, 1996 and 1995                    F-3

  Notes to Financial Statements                                   F-4 to F-10

Supplemental Schedules

  Item 27A - Schedule of Assets Held for Investment Purposes

  Item 27D - Schedule of Reportable Transactions

Exhibits

  Exhibit 1- Agreement  and Plan of Merger, dated as of December 21, 1984,  as amended and restated, by and between Bitco Corporation and ROI,Inc.

             Incorporated by reference from Old Republic International Corporation's Form S-14 Registration Statement dated February 12, 1985, Exhibit A.

  Exhibit 2- Supplemental  Agreement  dated as of December 21, 1984, as amended and restated, among Old Republic International Corporation, ROI, Inc. and Bitco Corporation.

             Incorporated by reference from Old Republic International Corporation's Form S-14 Registration Statement dated February 12, 1985, Exhibit B.

  Exhibit 3- Second Amendment of Bitco Savings Plan and First Amendment of Bitco
             Savings  Trust dated  February 3, 1986.

  Exhibit 4- Third Amendment of Bitco Savings Plan and Second Amendment of Bitco
             Savings Trust dated June 22, 1989.

  Exhibit 5- Bituminous  401(k) Savings Plan, as amended and restated, effective
             January 1, 1994,  formerly known as Bitco Savings Plan.

  Exhibit 6- Trust Agreement establishing the Bituminous 401(k) Savings Trust, by and between, Bituminous Casualty Corporation and CG Trust Company, effective January 1, 1994.

  Exhibit 7- First Amendment of Bituminous 401(k) Savings Plan, effective
             January 1, 1996.

  Exhibit 8- Revision to Exhibit A of Trust Agreement, effective April 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Committee Members have duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.



                                    BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                    By:         /s/ Greg Ator
                                       ---------------------------------------
                                          Greg Ator, Committee Member


                                    By:         /s/ Janine Happ
                                       ---------------------------------------
                                          Janine Happ, Committee Member


                                    By:         /s/ Robert Rainey
                                       ---------------------------------------
                                          Robert Rainey, Committee Member




  Dated:  April 15, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




Bituminous 401(k) Savings Plan
Bituminous Casualty Corporation:


We have audited the accompanying statements of net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for benefits for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Plan are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         /s/ Coopers & Lybrand, L.L.P.
Chicago, Illinois
April 15, 1997


                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1996 and 1995


ASSETS                                                                                            1996             1995
                                                                                                  ----             ----
Investments, at fair value:
    Old Republic International Corporation common stock                                         $4,598,138      $4,078,186
         (cost:  1996 - $1,879,311; 1995 - $1,641,784)
    Pooled separate accounts                                                                     2,551,433       1,548,265
Investment, at contract value:
    CGLIC general accounts                                                                       3,328,662       3,353,016
Participant loans                                                                                  140,284             ---
                                                                                               -----------     -----------
                                                                                                10,618,517       8,979,467
Cash                                                                                                   646          24,332
Contributions receivable                                                                            31,755          19,522
                                                                                              ------------     -----------
Net assets available for benefits                                                              $10,650,918      $9,023,321
                                                                                              ============     ===========


The accompanying notes are an integral part of the financial statements.


                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 1996 and 1995


                                                                                            1996                 1995
                                                                                            ----                 ----
Additions:
     Employer contributions                                                            $   164,025           $  150,039
     Employee contributions                                                                964,620              694,987
     Investment income:
       Dividend from Old Republic International Corporation common stock
                                                                                            70,675               59,173
       Net investment gain from pooled separate accounts                                   285,189              211,693
       Income from CGLIC general accounts                                                  176,176              199,809
       Net appreciation of investments                                                     521,841            1,657,826
       Other interest from participant loans                                                 8,297                  ---
                                                                                       -----------           ----------
                                                                                         1,062,178            2,128,501
                                                                                       -----------           ----------
         Total additions                                                                 2,190,823            2,973,527
                                                                                       -----------           ----------


Deductions:
     Benefits paid                                                                         563,226            1,123,304
                                                                                       -----------           ----------
         Total deductions                                                                  563,226            1,123,304
                                                                                       -----------           ----------

     Net additions                                                                       1,627,597            1,850,223


Net assets available for benefits:
    Beginning of year                                                                    9,023,321            7,173,098
                                                                                       -----------           ----------
    End of year                                                                        $10,650,918           $9,023,321
                                                                                       ===========           ==========




The accompanying notes are an integral part of the financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies
         The following description of the Bituminous 401(k) Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

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

         B.   Contributions
         Participants may contribute up to 6 percent of their annual compensation on a before-tax basis. Effective January 1, 1997, the maximum participant contribution was increased to 9 percent. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Participants may elect to have their voluntary contributions invested in any one or more of the six separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Advisor Income & Growth Fund, CIGNA Separate Account - Fidelity Advisor Growth Opportunities Fund, CIGNA Guaranteed Government Securities Account, CIGNA Stock Market Index Account and ORI Stock Account). The Company's matching contributions commencing in 1985 are invested in the ORI Stock Account.

         C.   Participant Accounts
         Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. Interest will be credited to the Guaranteed Long-Term Account and Guaranteed Government Securities Account (the "General Accounts") daily. Interest will be credited to each dollar in the General Accounts from the valuation date on which it is allocated to the General
         Accounts until the valuation date as of which it is transferred, distributed or disbursed from the General Accounts. The Fidelity Advisor Income & Growth Fund, Fidelity Advisor Growth Opportunities Fund and Stock Market Index Account (the "Separate Accounts") are each divided into units of participation. When an amount is allocated or transferred to the Separate Accounts, the number of units is increased and when an amount is withdrawn from the Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Separate Accounts by the then current Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of participants in proportion to the Old Republic International Corporation stock previously credited to their accounts.

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies (continued)


         Participant's  units  are  calculated  on  a  daily  basis.   Quarterly
         participant unit values for these investment funds are as follows:

                                                                        1996
                                 ------------------------------------------------------------------------------------
                                    Guaranteed     Fidelity    Fidelity     Guaranteed      Stock          ORI
                                       Long         Income      Growth      Government      Market        Stock
                                       Term        & Growth     Opport.     Securities      Index        Account
         First Quarter
            Allocating Units            58,121       46,494     18,473          13,870       6,153        112,744
            Unit Value                  $55.08       $20.47     $41.51          $11.69      $31.15         $32.50

         Second Quarter
            Allocating Units            56,177       46,388     20,242          14,166       7,854        171,874
            Unit Value                  $55.83       $20.66     $43.27          $11.82      $32.47         $21.50

         Third Quarter
            Allocating Units            54,098       47,190     22,473          14,204       9,160        169,387
            Unit Value                  $56.59       $21.18     $44.36          $11.95      $33.40         $24.75

         Fourth Quarter
            Allocating Units            54,981       47,391     23,420          14,453       9,818        171,893
            Unit Value                  $57.36       $22.51     $48.25          $12.07      $36.09         $26.75


                                                                        1995
                                 ------------------------------------------------------------------------------------
                                    Guaranteed     Fidelity    Fidelity     Guaranteed      Stock          ORI
                                       Long         Income      Growth      Government      Market        Stock
                                       Term        & Growth     Opport.     Securities      Index        Account
         First Quarter
            Allocating Units            66,875       41,312      7,399          16,282       1,634        121,292
            Unit Value                  $52.55       $18.83     $32.93          $11.17      $23.82         $24.00

         Second Quarter
            Allocating Units            64,693       41,350      8,028          15,258       1,943        115,756
            Unit Value                  $53.32       $19.64     $36.65          $11.30      $26.03         $26.13

         Third Quarter
            Allocating Units            60,792       41,268     10,796          13,921       2,590        114,344
            Unit Value                  $54.10       $20.17     $38.83          $11.43      $28.03         $28.88

         Fourth Quarter
            Allocating Units            58,164       42,202     14,098          14,004       3,075        114,878
            Unit Value                  $54.85       $20.80     $41.07          $11.56      $29.64         $35.50


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

                         BITUMINOUS 401(k) SAVINGS PLAN


1.       Summary of Significant Accounting Policies (continued)

         E.   Vesting

         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table:

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

         F.   Participant Loans

         Effective January 1, 1996, participants may borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 9.25 percent to 9.50 percent.

         Principal and interest is paid ratably through bi-weekly payroll deductions.

         G.   Benefits Paid

         On termination of service, retirement, or death, distribution of the net balance in the participant's accounts will be made for the benefit of the participant or his beneficiary, by one or more of the following methods:

                 By payment in a lump sum.
                 By purchase of a retirement annuity from an insurance company.

         H.   Basis of Accounting

         The Plan presents in the statements of changes in net assets available for benefits the net appreciation in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

         Net Assets reported in the Form 5500 do not agree to the Statement of Net Assets Available for Benefits as of December 31, 1996 and 1995 due to benefits payable to participants which are reflected only in the Form 5500. These payables, totaling $3,517 for 1996 and $37,450 for 1995, represent 4th quarter withdrawals not made until the next year. Similarly, benefits paid as reported in the Form 5500 differs from the Statement of Changes in Net Assets Available for Benefits by ($33,933) for 1996 and $28,124 for 1995.

                         BITUMINOUS 401(k) SAVINGS PLAN


      I.   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

         J.   Risks and Uncertainties

         The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

2.       Investments

         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

         The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds (see note 3) according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1996 and 1995 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

                         BITUMINOUS 401(k) SAVINGS PLAN

3. Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits

         Six separate investment funds are maintained under the Plan for the benefit of participants. The allocation of net assets available for benefits to the separate investment funds is as follows:


                                                                  As of December 31, 1996
                             --------------------------------------------------------------------------------------------------
                                           Guaranteed    Fidelity      Fidelity   Guaranteed    Stock        ORI
                                              Long        Income        Growth    Government   Market       Stock    Participant
                               Combined       Term       & Growth       Opport.   Securities    Index      Account       Loans
  Old Republic Int'l Stock   $ 4,598,138          ---         ---           ---        ---        ---   $4,598,138        ---
  Pooled separate accounts     2,551,433          ---   $1,066,675   $1,130,298        ---   $354,460          ---        ---
  CGLIC general account        3,328,662   $3,154,145         ---           ---   $174,517        ---          ---        ---
  Participant loans              140,284          ---         ---           ---        ---        ---          ---   $140,284
  Employers' contributions         6,351          ---         ---           ---        ---        ---        6,351        ---
  Employees' contributions        25,404          ---         ---           ---        ---        ---       25,404        ---
  Cash                               646          ---         ---           ---        ---        ---          646        ---
                             -----------   ----------   ----------   ----------   --------   --------   ----------   --------
     Net assets available
      for benefits           $10,650,918   $3,154,145   $1,066,675   $1,130,298   $174,517   $354,460   $4,630,539   $140,284
                             ===========   ==========   ==========   ==========   ========   ========   ==========   ========


                                                                  As of December 31, 1995
                             -------------------------------------------------------------------------------------
                                           Guaranteed    Fidelity      Fidelity   Guaranteed    Stock        ORI
                                              Long        Income        Growth    Government   Market       Stock
                              Combined       Term       & Growth       Opport.   Securities    Index      Account
  Old Republic Int'l Stock   $ 4,078,186          ---         ---           ---        ---        ---   $4,078,186
  Pooled separate accounts     1,548,265          ---   $  877,921   $  579,156        ---   $ 91,188          ---
  CGLIC general account        3,353,016   $3,191,034         ---           ---   $161,982        ---          ---
  Participant loans                  ---          ---         ---           ---        ---        ---          ---
  Employers' contributions         3,905          ---         ---           ---        ---        ---        3,905
  Employees' contributions        15,617          ---         ---           ---        ---        ---       15,617
  Cash                            24,332          ---         ---           ---        ---        ---       24,332
                             -----------   ----------   ----------   ----------   --------   --------   ----------
     Net assets available
      for benefits           $ 9,023,321   $3,191,034   $  877,921   $  579,156   $161,981   $ 91,188   $4,122,040
                             ===========   ==========   ==========   ==========   ========   ========   ==========


                         BITUMINOUS 401(k) SAVINGS PLAN

3. Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits (continued)

         The allocation of changes in net assets available for benefits to the separate investment funds is as follows:

                                                      For the year ended December 31, 1996
                             ----------------------------------------------------------------------------------------------------
                                           Guaranteed    Fidelity      Fidelity   Guaranteed    Stock        ORI
                                              Long        Income        Growth    Government   Market       Stock     Participant
                              Combined        Term       & Growth       Opport.   Securities    Index      Account       Loans

Dividend from ORI Stock         $70,675          ---           ---          ---        ---          ---      $70,675        ---
Net investment gain from
   pooled separate accounts     285,189          ---       $83,074     $154,856        ---      $47,259          ---        ---
Income from CGLIC general
   accounts                     176,176     $168,976           ---          ---     $7,200          ---          ---        ---
Net appreciation of
   investments                  521,841          ---           ---          ---        ---          ---      521,841        ---
Other interest from
participant
   loans                          8,297        4,371           959        1,094        281          435        1,157        ---
Contributions:
   Employer                     164,025         (772)          ---          ---        ---          ---      164,797        ---
   Employee                     964,620      299,377       175,100      259,719     22,245      112,030       96,149        ---
                             ----------    ---------    ----------   ----------   --------   ----------   ----------   --------
      Total additions         2,190,823      471,952       259,133      415,669     29,726      159,724      854,619        ---
Benefits paid                  (563,226)    (273,565)      (26,099)     (13,536)    (4,739)      (1,197)    (244,090)       ---
Loans issued                        ---     (138,411)       (5,582)      (7,251)    (8,858)      (2,908)     (27,902)  $190,912
Loan repayments                     ---       20,738         3,143        5,276        722        3,195       17,554    (50,628)
Transfer between accounts           ---     (117,603)      (41,841)     150,984     (4,316)     104,458      (91,682)       ---
                             ----------    ---------    ----------   ----------   --------   ----------   ----------   --------
  Net incr.(decr.)in net
  assets avail. for benefits  1,627,597      (36,889)      188,754      551,142     12,535      263,272      508,499    140,284
Net assets available for
   benefits:
     Beginning of year        9,023,321    3,191,034       877,921      579,156    161,982       91,188    4,122,040        ---
                            -----------   ----------    ----------   ----------   --------   ----------   ----------   --------
     End of year            $10,650,918   $3,154,145    $1,066,675   $1,130,298   $174,517     $354,460   $4,630,539   $140,284
                            ===========   ==========    ==========   ==========   ========   ==========   ==========   ========

                                                      For the year ended December 31, 1995
                             -------------------------------------------------------------------------------------
                                           Guaranteed    Fidelity      Fidelity   Guaranteed    Stock        ORI
                                              Long        Income        Growth    Government   Market       Stock
                              Combined        Term       & Growth       Opport.   Securities    Index      Account

Dividend from ORI Stock         $59,173          ---           ---          ---        ---          ---      $59,173
Net investment gain from
   pooled separate accounts     211,693          ---      $105,025      $90,534        ---      $16,134          ---
Income from CGLIC general
   accounts                     199,809     $192,190           ---          ---     $7,619          ---          ---
Net appreciation of
   investments                1,657,826          ---           ---          ---        ---          ---    1,657,826
Contributions:
   Employer                     150,039         (587)          ---          ---        ---          ---      150,626
   Employee                     694,987      347,685       111,631       88,260     22,366       14,421      110,625
                             ----------    ---------    ----------   ----------   --------   ----------   ----------
      Total additions         2,973,527      539,288       216,656      178,794     29,985       30,555    1,978,250
Benefits paid                (1,123,304)    (578,508)      (37,948)      (3,014)   (57,802)        (315)    (445,717)
Transfer between accounts           ---     (187,479)      (52,711)     228,536     (1,702)      27,752      (14,396)
                             ----------    ---------    ----------   ----------   --------   ----------   ----------
  Net incr.(decr.)in net
  assets avail. for benefits  1,850,223     (226,699)      125,997      404,316    (29,519)      57,992    1,518,137
Net assets available for
   benefits:
     Beginning of year        7,173,098    3,417,733       751,924      174,840    191,501       33,196    2,603,903
                            -----------   ----------    ----------   ----------   --------   ----------   ----------
     End of year            $ 9,023,321   $3,191,034    $  877,921   $  579,156   $161,982     $ 91,188   $4,122,040
                            ===========   ==========    ==========   ==========   ========   ==========   ==========

                         BITUMINOUS 401(k) SAVINGS PLAN

4.       Tax Status

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

5.       Assets Greater Than 5% of Plan Assets

         Investments that represent 5% or more of the plan assets are as follows:

                                                               December 31,
                                                            1996        1995
                                                            ----        ----
          Guaranteed Long-Term Account                   $3,154,145  $3,191,034
          ORI Stock Account                               4,598,138   4,078,186
          Fidelity Advisor Income and Growth Fund         1,066,675     877,921
          Fidelity Advisor Growth Opportunities Fund      1,130,298     579,156

6.       Contributions

         Participants may elect to contribute to any one or more of the five funds established with Connecticut General Life Insurance Company and the ORI Stock Account. The number of participants with account balances at December 31, 1996 and 1995 was as follows:


                                                              December 31,
                                                             1996     1995
                                                             ----     ----

        Number of participants with account balances          470      426


7.       Plan Termination

         Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in the accounts and are entitled to a distribution of their account balances.

                         BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLEMENTAL SCHEDULE


           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             As of December 31, 1996




                                                                                                           Contract/
                                             Description of Investment                                      Current
Identify of Issue                             including interest rate                   Cost                 Value
-----------------------------             ----------------------------               ----------           ----------
CIGNA                                     Long-term investment fund                  $3,154,145          $ 3,154,145
Guaranteed Long-Term Account

CIGNA Separate Account                    Pooled separate account                       925,417            1,066,675
Fidelity Advisor Income and
Growth Fund

CIGNA Separate Account                    Pooled separate account                       892,587            1,130,298
Fidelity Advisor Growth
Opportunities Fund

CIGNA                                     Short-term investment fund                    174,517              174,517
Guaranteed Government Securities
Account

CIGNA                                     Pooled separate account                       292,473              354,460
Stock Market Index Account

ORI Stock Account                         Common stock                                1,879,311            4,598,138

                                          Participant loans                                 ---              140,284
                                                                                     ----------          -----------
Total                                                                                $7,318,450          $10,618,517
                                                                                     ==========          ===========

                         BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLEMENTAL SCHEDULE

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
                      for the year ended December 31, 1996




    Number of           Identity of Party                                    Date of      Transaction       Cost of       Gain on
  Transactions              Involved           Description of Asset        Transaction       Price           Asset          Sale
  ------------         ------------------      --------------------        -----------   -------------      -------       ------
       66          Connecticut General Life    Deposit in Guaranteed         Various         $408,571       $408,571       N/A
                   Insurance Company           Long-Term Account

       70          Connecticut General Life    Sales of Guaranteed           Various          614,436        614,436       ---
                   Insurance Company           Long-Term Account

       49          Connecticut General Life    ORI Stock Account             Various          431,230        431,230       N/A
                   Insurance Company           Purchases

       54          Connecticut General Life    ORI Stock Account Sales       Various          433,892        193,703     $240,189
                   Insurance Company

       62          Connecticut General Life    Deposits in Fidelity          Various          442,040        442,040       N/A
                   Insurance Company           Advisor Growth
                                               Opportunities Fund

       25          Connecticut General Life    Sales of Fidelity             Various           45,621         39,162      6,459
                   Insurance Company           Advisor Growth
                                               Opportunities Fund
