Form 10-K/A
period 1996-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-04-30
CIK 74260

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


                                     OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                     ------------------------------------------
                                                     (Registrant)


Date: April 28, 1997                 By:        /s/ Paul D. Adams
      --------------                    ---------------------------------------
                                                     (Signature)
                                                  Paul Dennis Adams
                                                Senior Vice President,
                                               Chief Financial Officer
                                                    and Treasurer




                                  Total Pages:  16
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


                        GREAT WEST CASUALTY COMPANY
                            PROFIT SHARING PLAN

                                 -----------

                   OLD REPUBLIC INTERNATIONAL CORPORATION
                          307 NORTH MICHIGAN AVENUE
                           CHICAGO, ILLINOIS 60601

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                       Index to Financial Statements
-------------------------------------------------------------------------------

                                                                 Page No.
                                                                 --------

Report of Independent Accountants                                   1

Financial Statements:
  Statements of Net Assets Available for Benefits at
     December 31, 1996 and 1995                                     2

  Statements of Changes in Net Assets Available for Benefits
     for the Years Ended December 31, 1996 and 1995                 3

  Notes to Financial Statements                                    4-10

  Supplemental Schedules                                        Exhibit I-II

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Administrative Committee of
Great West Casualty Company Profit Sharing Plan

We have audited the accompanying statements of net assets available for benefits of Great West Casualty Company Profit Sharing Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                              /s/ Coopers & Lybrand L.L.P.


Chicago, Illinois
April 7, 1997

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        As of December 31, 1996 and 1995
-------------------------------------------------------------------------------


                                                      December 31
                                              --------------------------
                                                  1996           1995
                                                  ----           ----
         ASSETS
Investments, at fair value:
  Old Republic International
     Corporation (ORI) common stock           $ 1,455,495    $ 1,134,322
  Pooled Separate Accounts                      6,378,180      3,714,023
  Participant loans                               289,115        193,232
Investment, at contract value:
  CGLIC General Accounts                       15,224,460     14,722,007
                                              -----------    -----------
Net assets available for benefits             $23,347,250    $19,763,584
                                              ===========    ===========


See accompanying Notes to Financial Statements

              GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
       STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
              for the years ended December 31, 1996 and 1995
------------------------------------------------------------------------------

                                                Years Ended December 31
                                              ---------------------------
                                                  1996           1995
                                                  ----           ----
Additions to net assets attributable to:

Contributions:
  Employer                                      1,767,190    $ 1,553,967
  Employee                                        810,397        655,437
                                              -----------    -----------
                                                2,577,587      2,209,404
                                              -----------    -----------

Investment Income:
  Interest from CGLIC General Accounts            747,696        768,513
  Dividends from Old Republic
    International Common Stock                     22,948         16,192
  Net appreciation of Old Republic
    International Common Stock                    183,347        445,964
  Net investment gain from Pooled
    Separate Accounts                             833,010        629,538
                                              -----------    -----------
                                                1,787,001      1,860,207
                                              -----------    -----------

Other additions                                    18,108         19,576
                                              -----------    -----------
     Total additions                            4,382,696      4,089,187

Deductions from net assets attributed to:
  Benefits paid to participants                   793,795        682,433
  Administrative expenses                           2,766          2,087
  Participant loans                                 2,469          8,302
                                              -----------    -----------

     Net increase                               3,583,666      3,396,365

Net assets available for benefits:
  Beginning of year                            19,763,584     16,367,219
                                              -----------    -----------
  End of year                                 $23,347,250    $19,763,584
                                              ===========    ===========

See accompanying Notes to Financial Statements

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF PLAN

The  following  brief  description  of the Great West  Casualty  Company  Profit
Sharing Plan (Plan) is provided for general information purposes only. Participants should refer to the Plan agreement for a more complete description.

(a)  General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the Company), covering all eligible employees of that Company as well as its affiliates, American General Agency, Central Data Services, Joe Morten & Son,Inc., Midwest Insurance, Inc., Motor-Ways, Inc., and Truckmen Underwriters Agency, Inc. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

(b)  Contributions and Participants Accounts

Participants may contribute 1% to 6% of their annual wages to the Plan. In 1996 and 1995, the Company made matching contributions to the Plan equal to 25% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of the ten separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Guaranteed Short-Term Account, CIGNA Separate Account - Fidelity Advisor Balanced Account, CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account, CIGNA Separat Account - INVESCO Total Return Account, CIGNA Separate Account - Neuberger & Berman Trust Account, CIGNA Separate Account - PBHG Growth Account, CIGNA Separate Account - Janus Worldwide Account, CIGNA Separate Account - Stock Market Index Account and ORI Stock Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

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

(d)  Payment of Benefits

On termination of service, a participant may elect to leave funds in the Plan or receive either a lump-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 1996 and 1995, include funds totaling $256,735 and $210,450, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued


(e)  Forfeitures

All forfeitures are segregated until the employee has attained a five year break-in-service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $409,520 and $311,526 at December 31, 1996 and 1995, respectively related to these forfeitures.


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis. Benefits are recorded when paid. The unit value of each account is determined at the close of each business day.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Investments

Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

The Plan presents in the statements of changes in net assets available for benefits the net appreciation in the fair value of the Old Republic Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

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

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of the plan assets are as follows:


                                                     December 31,
                                             ---------------------------
                                                 1996            1995
CIGNA Guaranteed Long Term                   $15,017,842     $14,538,432
CIGNA Stock Market Index                       1,469,253         595,975
Fidelity Growth Opportunity                    2,785,498       2,146,541
Old Republic International Stock               1,455,495       1,134,322



NOTE 4 - FEDERAL INCOME TAXES

The Plan has received an Internal Revenue Service Determination Letter dated March 20, 1995, which states that it qualifies under the provisions of Section 501(a) of the Internal Revenue Code (IRC). The Plan's Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 - TERMINATIONS

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Ten separate investments funds are maintained under the Plan for the benefit of participants. The allocation of changes in net assets available to the separate investments funds is as follows:

                         As of December 31, 1996
                         -----------------------


                                               Guaranteed   Guaranteed     Stock                        Growth          Old
                                                Long-Term   Short-Term     Market       Balanced      Opportunity     Republic
                                   Combined      Account      Account      Index        Account         Account        Stock

Investments, at fair value:
 Old Republic International
  Corp. (ORI) common stock       $1,455,495           -           -             -              -              -      $1,455,495
 Pooled Separate Accounts         6,378,180           -           -     $1,469,253     $1,108,574     $2,785,498             -
 Participant Loans                  289,115           -           -             -              -              -              -

Investments, at contract value:
 CGLIC General Accounts          15,224,460  $15,017,842    $206,618            -              -              -              -
                               -----------------------------------------------------------------------------------------------
Net assets available
 for benefits                   $23,347,250  $15,017,842    $206,618    $1,469,253     $1,108,574     $2,785,498     $1,455,495
                                ===============================================================================================

                         As of December 31, 1996
                         -----------------------


                                 Invesco    Neub &                                  Parti-
                                  Total      Berman       PBHG          Janus       cipant
                                 Return    Guardian      Growth       Worldwide     Loans

Investments, at fair value:
 Old Republic International
  Corp. (ORI) common stock           -           -            -              -           -
 Pooled Separate Accounts       $48,170    $179,515     $385,742       $401,428          -
 Participant Loans                   -           -            -              -     $289,115

Investments, at contract value:
 CGLIC General Accounts              -           -           -            -              -
                                -----------------------------------------------------------
Net assets available
 for benefits                   $48,170    $179,515     $385,742       $401,428    $289,115
                                ===========================================================

                         As of December 31, 1995
                         -----------------------


                                               Guaranteed   Guaranteed     Stock                        Growth          Old
                                                Long-Term   Short-Term     Market       Balanced      0pportunity     Republic
                                   Combined      Account      Account      Index        Account         Account        Stock

Investments, at fair value:
 Old Republic International
  Corp. (ORI) common stock       $1,134,322           -           -             -              -              -      $1,134,322
 Pooled Separate Accounts         3,714,023           -           -     $  595,975     $  971,507     $2,146,541             -
 Participant Loans                  193,232           -           -             -              -              -              -

Investments, at contract value:
 CGLIC General Accounts         $14,722,007  $14,538,432    $183,575            -              -              -              -
                                -----------------------------------------------------------------------------------------------
Net assets available
 for benefits                   $19,763,584  $14,538,432    $183,575    $  595,975     $  971,507     $2,146,541     $1,134,322
                                ===============================================================================================

                         As of December 31, 1995
                         -----------------------


                                 Invesco    Neub &                                  Parti-
                                  Total      Berman       PBHG          Janus       cipant
                                 Return    Guardian      Growth       Worldwide     Loans

Investments, at fair value:
 Old Republic International
  Corp. (ORI) common stock           -           -            -              -           -
 Pooled Separate Accounts            -           -            -              -           -
 Participant Loans                   -           -            -              -     $193,232

Investments, at contract value:
 CGLIC General Accounts              -           -            -              -           -
                                -----------------------------------------------------------
Net assets available
 for benefits                        -           -           -               -     $193,232
                                ===========================================================

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

The allocation of changes in net assets available to the separate investment funds is as follows:

                         For the year ended December 31, 1996
                         ------------------------------------

                                      Guaranteed   Guaranteed     Stock                      Growth         Old        Invesco
                                       Long-Term   Short-Term     Market       Balanced    Opportunity    Republic      Total
                          Combined      Account      Account      Index         Account      Account       Stock        Return
Contributions:
  Employer              $ 1,767,190  $   833,425   $   11,875   $  124,126    $   247,179   $ 407,786    $  141,831    $    154
  Employee                  810,397      287,422        9,463      106,194        117,566     221,473        63,841         616
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------
                          2,577,587    1,120,847       21,338      230,320        364,745     629,259       205,672         770
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------

Investment Income:
  Interest                  747,696      738,503        9,193           -              -           -             -           -
  Dividends                  22,948           -            -            -              -           -         22,948          -
Net appreciation of
  investments               183,347           -            -            -              -           -        183,347          -
Net investment gain (loss)
  from Separate Accounts    833,010           -            -       230,639        100,057     498,575            -        1,485
                        -----------  -----------    ---------    ---------    -----------   ---------    ----------    --------
                          1,787,001      738,503        9,193      230,639        100,057     498,575       206,295       1,485

Other additions              18,108         (236)         172        3,161          4,113       7,888         2,735           2
                        -----------  -----------    ---------    ---------    -----------   ---------    ----------    --------
  Total additions         4,382,696    1,859,114       30,703      464,120        468,915   1,135,722       414,702       2,257

Deductions from net assets
  attributed to:

Benefits paid
  to participants           793,795      517,330        2,175       58,045         63,297     113,614         39,334          -

Administrative expenses       2,766          592           29          154            271         320          1,398          -

Participant loans             2,469       21,402        4,246       18,402          9,103      19,168         26,439         (22)

Transfers between funds          -       840,380        1,210     (485,759)       259,177     363,663         26,358     (45,891)
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   ---------
Net increase (decrease)   3,583,666      479,410       23,043      873,278        137,067     638,957        321,173      48,170
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   ---------

Net assets available
 for plan benefits:
   Beginning of year     19,763,584   14,538,432      183,575      595,975        971,507   2,146,541      1,134,322          -
                        -----------  -----------   ----------   ----------    -----------  ----------    -----------   ---------
   End of year          $23,347,250  $15,017,842   $  206,618   $1,469,253    $ 1,108,574  $2,785,498    $ 1,455,495   $  48,170
                        ===========  ===========   ==========   ==========    ===========  ==========    ===========   =========

                         For the year ended December 31, 1996
                         ------------------------------------

                         Neub &                              Parti-
                         Berman       PBHG       Janus       cipant
                        Guardian     Growth    Worldwide     Loans
Contributions:
  Employer              $     97    $    301    $    416          -
  Employee                   390       1,768       1,664          -
                        --------    --------    --------    --------
                             487       2,069       2,080          -
                        --------    --------    --------    --------

Investment Income:
  Interest                    -           -           -           -
  Dividends                   -           -           -           -
Net appreciation of
  investments                 -           -           -           -
Net investment gain (loss)
  from Separate Accounts   6,070     (11,381)      7,565          -
                        --------    --------    --------    --------
                           6,070     (11,381)      7,565          -

Other additions               11          88         174          -
                        --------    --------    --------    --------
  Total additions          6,568      (9,224)      9,819          -

Deductions from net assets
  attributed to:

Benefits paid
  to participants              -           -           -           -

Administrative expenses        -           -            2          -

Participant loans             (59)       (209)       (118)    (95,883)

Transfers between funds  (172,888)   (394,757)   (391,493)         -
                         --------    --------   ---------    --------
Net increase (decrease)   179,515     385,742     401,428      95,883
                         --------    --------   ---------    --------

Net assets available
 for plan benefits:
   Beginning of year           -           -           -      193,232
                         --------    --------   ---------    --------
   End of year           $179,515    $385,742   $ 401,428    $289,115
                         ========    ========   =========    ========

                         For the year ended December 31, 1995
                         ------------------------------------


                                      Guaranteed   Guaranteed                   Growth        Stock          Old         Parti-
                                       Long-Term   Short-Term    Balanced     Opportunity     Market       Republic      cipant
                          Combined      Account      Account      Account       Account       Index         Stock        Loans
Contributions:
  Employer              $ 1,553,967  $ 1,471,130   $      991   $   22,625    $    31,838   $   7,631    $   19,752        -
  Employee                  655,437      257,417        3,776      100,281        174,836      50,287        68,840        -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------
                          2,209,404    1,728,547        4,767      122,906        206,674      57,918        88,592        -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------

Investment Income:
  Interest                  768,513      759,985        8,528         -              -           -             -           -
  Dividends                  16,192         -            -            -              -           -           16,192        -
Net appreciation of
  investments               445,964         -            -            -              -           -          445,964        -
Net investment gain
  from Separate Accounts    629,538         -            -          98,772        441,543      89,223          -           -
                        -----------  -----------   ----------   ----------    -----------   ---------    ----------    --------
                          1,860,207      759,985        8,528       98,772        441,543      89,223       462,156        -

Other additions              19,576        3,078          121        3,990          7,133       2,624          2,630       -

  Total additions         4,089,187    2,491,610       13,416      225,668        655,350     149,765        553,378       -

Deductions from net assets
  attributed to:

Benefits paid
  to participants           682,433      597,710       12,274       16,944         21,007       8,121         26,377       -

Administrative expenses       2,087          423           30          104            107          48          1,375       -

Participant loans             8,302        1,089        1,279       (9,004)       (13,903)     (9,834)        18,305     20,370

Transfers between funds        -        (633,019)      (2,211)      97,559        291,104     308,478        (61,911)      -
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------
Net increase (decrease)   3,396,365    1,259,369       (2,378)     315,183        939,243     459,908        445,410    (20,370)
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------

Net assets available
 for plan benefits:
   Beginning of year     16,367,219   13,279,063      185,953      656,324      1,207,298     136,067        688,912    213,602
                        -----------  -----------   ----------   ----------    -----------   ---------    -----------   --------
   End of year          $19,763,584  $14,538,432   $  183,575   $  971,507    $ 2,146,541   $ 595,975    $ 1,134,322   $193,232
                        ===========  ===========   ==========   ==========    ===========   =========    ===========   ========

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, Continued


The fund unit values at December 31, 1996 are summarized as follows:


                                                        Per Unit
                                        Units             Value
                                        -----             -----
     Guaranteed Long-term Account    252,932.45          $52.44
     Guaranteed Short-term Account     4,703.56           43.93
     Stock Market Index               40,159.35           36.59
     Balanced Account                 49,258.98           22.51
     Growth Opportunity Account       57,727.88           48.25
     Old Republic Stock               54,411.03           26.75
     Invesco Total Return              1,760.65           27.36
     Neuberger & Berman Guardian      11,090.29           16.19
     PBHG Growth                      14,739.64           26.17
     Janus Worldwide                  11,224.71           35.76



                                                                    Exhibit I

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                              SUPPLEMENTAL SCHEDULE
                             As of December 31, 1996
-------------------------------------------------------------------------------


         Item 27a: Schedule of Assets Held for Investment Purposes

                                                                         Contract/
Identity                                              Historical          Current
of Party     Description                                 Cost              Value
--------     -----------                              -----------        -----------
CGLIC        Guaranteed long-term                     $15,017,842        $15,017,842
CGLIC        Guaranteed short-term                        206,618            206,618
CGLIC        Stock market index                         1,212,760          1,469,253
CGLIC        Fidelity Advisor Balanced account            956,358          1,108,574
CGLIC        Fidelity Advisor Growth opportunity        2,046,352          2,785,498
CGLIC        Old Republic stock                           925,266          1,455,495
CGLIC        INVESCO Total Return                          47,250             48,170
CGLIC        Neuberger & Berman Guardian                  173,445            179,515
CGLIC        PBHG Growth                                  396,840            385,742
CGLIC        Janus Worldwide                              393,524            401,428
CGLIC        Loans to participants                              0            289,115


                                                                    Exhibit II

             GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                           SUPPLEMENTAL SCHEDULE
------------------------------------------------------------------------------


               Item 27d: Schedule of Reportable Transactions
                  for the year ended December 31, 1996

(a) Identity     (b) Description of Assets   (c) Purchase   (d) Selling     (g) Cost of    (h) Current value     (i) Net gain
    of party                                      Price          Price          of asset       of assets on          or loss
    involved                                                                                   transaction date

     CGLIC           Purchase of units in       $1,386,311         Not        $1,386,311         $1,386,311              $0
                     Guaranteed long-term                      Applicable

     CGLIC           Sales of units in             Not         $1,909,951     $1,909,951         $1,909,951              $0
                     Guaranteed long-term       Applicable

     CGLIC           Purchases of units in      $1,031,316       Not          $1,031,316         $1,031,316              $0
                     CIGNA Stock market index                 Applicable

     CGLIC           Sales of units in             Not         $  387,997     $  326,926         $  387,997         $61,071
                     CIGNA Stock market index   Applicable

     CGLIC           Purchases of units in      $1,258,156         Not        $1,258,156         $1,258,156              $0
                     Fidelity Advisor Growth                   Applicable

     CGLIC           Sales of units in             Not         $1,109,984     $  847,062         $1,109,984        $262,922
                     Fidelity Advisor Growth    Applicable


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

Dated: March 28, 1997