Form 10-K/A
period 1996-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-04-30
CIK 74260

As in effect
3/1/61


                                   FORM 10K/A
                                  ------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13, or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                     OLD REPUBLIC INTERNATIONAL CORPORATION
------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 2
                                              ---
The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1996 on Form 10-K as set forth in the pages attached hereto:

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


Date:April 22, 1997                      By           /s/ A. C. Zucaro
                                           ------------------------------------
                                                       (Signature)
                                                       A. C. Zucaro
                                                        President
                                                           and
                                                  Chief Executive Officer


                                 Total Pages: 36

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                  ------------


                                    FORM 11-K

                                  ------------



                                  ANNUAL REPORT




                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934




                   For The Fiscal Year Ended December 31, 1996



                                  ------------




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


                           THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                           (Registrant)




                            By:          /s/ A. C. Zucaro
                                -----------------------------------------
                                A. C. Zucaro, Member of the
                                Administration Committee


Date: April 22, 1997

                          OLD REPUBLIC INTERNATIONAL CORPORATION
                        EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


         REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                   ----------



                                                                       Pages

Report of Independent Accountants                                        1

Financial Statements:

   Statements of Net Assets Available for Plan Benefits as of
    December 31, 1996 and 1995                                           2

   Statements of Changes in Net Assets Available for Plan
    Benefits for the years ended December 31, 1996 and 1995              3

   Notes to Financial Statements                                       4-24

Supplemental Schedules (Required by the Department of Labor):

   Item 31 - Assets and Liabilities at December 31, 1996 and 1995       26

   Item 32 - Income, Expenses, and Changes in Net Assets for the
    year ended December 31, 1996                                        27

   Item 27a - Schedule I - Schedule of Assets  Held for Investment
    Purposes at December 31, 1996                                     28-29

   Item 27a - Schedule II - Schedule of Assets Held for Investment
    Purposes- Investment Assets Both Acquired and Sold in 1996          30

   Item 27d -Schedule of Reportable Transactions for the year
    ended December 31, 1996                                             31


Supplemental Schedules (Required by the Securities Exchange Commission):

   Schedules I, II and III have been omitted because the required information is shown in the financial statements or notes thereto.




Note
----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Administration Committee
   of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan
Chicago, Illinois

We have audited the accompanying statements of net assets available for plan benefits of Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and by the Securities and Exchange Commission's Regulation S-X. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                          /s/ Coopers & Lybrand L.L.P.



Chicago, Illinois
April 22, 1997

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1996 and 1995
                                ----------------

                                                                                                 1996
                                                                    --------------------------------------------------------------
                                                                         Employees'           Companies'             Combined
                                                                          Account              Account               Account
                                                                    -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                                    $11,385,002             $305,182           $11,690,184
         Old Republic International Corporation:
             Series "D" preferred shares                                             0          174,280,974           174,280,974
             Common shares                                                   5,262,180              924,881             6,187,061
             Debentures                                                              0                    0                     0
         United States Government obligations                               10,549,652                    0            10,549,652
         Corporate bonds                                                    15,332,393                    0            15,332,393
         Other common stock                                                          0                    0                     0
         Mutual funds                                                       11,065,160            1,230,187            12,295,347
                                                                    -------------------  -------------------   -------------------
                                                                            53,594,387          176,741,224           230,335,611

     Contributions receivable:
         Companies                                                                   0            3,739,210             3,739,210
         Employees                                                                   0                    0                     0
     Accrued interest and dividends receivable                                 501,482                1,021               502,503
                                                                    -------------------  -------------------   -------------------
                                                                           $54,095,869         $180,481,455          $234,577,324
                                                                    ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                                         $0          $11,109,234           $11,109,234
     Advances from plan sponsor (non-interest bearing)                               0              738,895               738,895
     Accrued interest payable                                                        0              119,921               119,921
     Unpaid withdrawal and termination benefits                                877,248                    0               877,248
     Unpaid administrative expenses                                             33,198              (53,750)              (20,552)
                                                                    -------------------  -------------------   -------------------
         Total liabilities                                                     910,446           11,914,300            12,824,746
                                                                    -------------------  -------------------   -------------------

     Net assets available for plan benefits:
         Allocated to participants                                          53,185,423          148,405,823           201,591,246
         Not allocated to participants                                               0           20,161,332            20,161,332
                                                                    -------------------  -------------------   -------------------
         Total net assets available for plan benefits                       53,185,423          168,567,155           221,752,578
                                                                    -------------------  -------------------   -------------------
                                                                           $54,095,869         $180,481,455          $234,577,324
                                                                    ===================  ===================   ===================


                                                                                                1995
                                                                    --------------------------------------------------------------
                                                                         Employees'            Companies'            Combined
                                                                          Account               Account              Account
                                                                    -------------------   -------------------  -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                                     $6,395,015              $647,798           $7,042,813
         Old Republic International Corporation:
             Series "D" preferred shares                                             0           158,022,428          158,022,428
             Common shares                                                   4,634,880            11,242,424           15,877,304
             Debentures                                                         20,250                     0               20,250
         United States Government obligations                               10,430,913                     0           10,430,913
         Corporate bonds                                                    18,946,969                     0           18,946,969
         Other common stock                                                    210,750                     0              210,750
         Mutual funds                                                        5,916,421               825,455            6,741,876
                                                                    -------------------   -------------------  -------------------
                                                                            46,555,198           170,738,105          217,293,303

     Contributions receivable:
         Companies                                                                   0             1,296,847            1,296,847
         Employees                                                             151,280                     0              151,280
     Accrued interest and dividends receivable                                 586,455                 5,035              591,490
                                                                    -------------------   -------------------  -------------------
                                                                           $47,292,933          $172,039,987         $219,332,920
                                                                    ===================   ===================  ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                                         $0           $13,934,234          $13,934,234
     Advances from plan sponsor (non-interest bearing)                               0                     0                    0
     Accrued interest payable                                                        0               159,540              159,540
     Unpaid withdrawal and termination benefits                                466,413                     0              466,413
     Unpaid administrative expenses                                             30,865                (6,633)              24,232
                                                                    -------------------   -------------------  -------------------
         Total liabilities                                                     497,278            14,087,141           14,584,419
                                                                    -------------------   -------------------  -------------------

     Net assets available for plan benefits:
         Allocated to participants                                          46,795,655           136,217,086          183,012,741
         Not allocated to participants                                               0            21,735,760           21,735,760
                                                                    -------------------   -------------------  -------------------
         Total net assets available for plan benefits                       46,795,655           157,952,846          204,748,501
                                                                    -------------------   -------------------  -------------------
                                                                           $47,292,933          $172,039,987         $219,332,920
                                                                    ===================   ===================  ===================
See accompanying notes to financial statements.




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Statements of Changes in Net Assets Available for Plan Benefits

                 for the years ended December 31, 1996 and 1995
                                ----------------

                                                                                  1996
                                                      -------------------------------------------------------------
                                                         Employees'            Companies'            Combined
                                                           Account              Account              Account
                                                      ------------------   -------------------  -------------------
     Additions:
         Employer contributions                                      $0            $3,755,042           $3,755,042
         Employee contributions                               8,890,832                     0            8,890,832
         Interest income                                      2,196,148                59,134            2,255,282
         Dividend income                                        278,614             2,954,326            3,232,940
         Net appreciation  in fair value
             of investments                                   1,681,389            19,349,816           21,031,205
                                                      ------------------   -------------------  -------------------
                                                             13,046,983            26,118,318           39,165,301
                                                      ------------------   -------------------  -------------------
    Deductions:
         Termination and withdrawal benefits                  6,624,016            14,572,770           21,196,786
         Interest expense                                             0               777,063              777,063
         Administrative expenses                                 33,199               154,176              187,375
                                                      ------------------   -------------------  -------------------
                                                              6,657,215            15,504,009           22,161,224
                                                      ------------------   -------------------  -------------------

     NET ADDITIONS                                            6,389,768            10,614,309           17,004,077

         Net assets available for plan benefits,
             beginning of year                               46,795,655           157,952,846          204,748,501
                                                      ------------------   -------------------  -------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                          $53,185,423          $168,567,155         $221,752,578
                                                      ==================   ===================  ===================

                                                                                  1995
                                                      --------------------------------------------------------------
                                                          Employees'           Companies'             Combined
                                                           Account              Account               Account
                                                      -------------------  -------------------   -------------------
     Additions:
         Employer contributions                                      $0           $1,304,571            $1,304,571
         Employee contributions                               7,723,910                    0             7,723,910
         Interest income                                      1,994,859              178,426             2,173,285
         Dividend income                                        261,786            3,052,706             3,314,492
         Net appreciation  in fair value
             of investments                                   5,160,425           68,189,549            73,349,974
                                                      ------------------  -------------------   -------------------
                                                             15,140,980           72,725,252            87,866,232
                                                      ------------------  -------------------   -------------------
     Deductions:
         Termination and withdrawal benefits                  5,084,591            5,341,444            10,426,035
         Interest expense                                             0              978,107               978,107
         Administrative expenses                                 30,865              211,863               242,728
                                                      ------------------  -------------------   -------------------
                                                              5,115,456            6,531,414            11,646,870
                                                      ------------------  -------------------   -------------------

     NET ADDITIONS                                           10,025,524           66,193,838            76,219,362

         Net assets available for plan benefits,
             beginning of year                               36,770,131           91,759,008           128,529,139
                                                      ------------------  -------------------   -------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                          $46,795,655         $157,952,846          $204,748,501
                                                      ==================  ===================   ===================

See accompanying notes to financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1. Summary of Significant Accounting Policies

        A.  Basis of Presentation

            The accompanying financial statements of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) include plan assets for employees of Old Republic International Corporation (the Corporation or Plan Sponsor), and participating subsidiaries (the Companies or Employers). These financial statements and accompanying notes together provide only general information about the Plan. Participants should refer to the Plan agreement for a complete description of the Plan's provision.

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

        B.  Investments

            Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short term obligations. Securities traded over-the-counter, such as common stocks, mutual funds, corporate bonds and U.S. Government obligations, are valued at the final bid price on the valuation date. Temporary investments in short-term securities are carried at cost, which approximates market value. Investment in Old Republic International Corporation Series D preferred stock, which is not registered, is stated at fair value as determined by the Board of Directors, based on appraisals received from an investment banker. However, because of the inherent uncertainty of the valuation, the Board of Directors' estimate of fair value may differ significantly from the value that would have been used had a ready market existed for the securities, and the differences could be material. Such preferred shares amount to $174,280,974 and $158,022,428 at December 31, 1996 and 1995 (74.3% and 72.0% respectively of total plan assets). Old Republic International Corporation common stock is stated at closing market value on the last business day of the year.

            The Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of generally accepted accounting principles, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date. The investments in common stock and Series D preferred stock of Old Republic International Corporation have been adjusted, as to number of shares, to reflect a 50% stock dividend declared on March 14, 1996.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


1. Summary of Significant Accounting Policies, Continued

        C.  Contributions

            Employees become participants in the Plan on the first January 1, they are employees and they elect to make contributions to the Plan.

            Contributions from employees (savings) are made on a post-tax basis and are recorded in the period in which the Companies make payroll deductions from Plan participants. Participants elect the amount of contribution which ranges from a minimum of 1% to a maximum of 15% of recognized compensation as defined in the Plan. Any employee who does not contribute to the Plan will not receive a Company matching contribution. Employee contributions up to 6% will be matched. However, the maximum amount of contribution which can be matched per employee cannot exceed $9,000 (6% of $150,000) per Plan year. The maximum amount which can be withheld is 15% limited to $22,500 (15% of $150,000). Contributions are also subject to other Internal Revenue Code limitations (including the limits imposed by Internal Revenue Code Section 415).

            There is no penalty to participants for withdrawing a part of accumulated employee savings and earnings thereon if the cumulative withdrawal, in any one year, is the lower of $15,000 or 50% of the accumulated savings balance as of the most recent calculation date (June 30 or December 31). Such withdrawals are permitted only on January 1 or July 1 of each year. The penalty for withdrawing excess amounts, in any one year, is exclusion from participation in the Plan for one year starting on the January 1, following the date of the excess withdrawal.

            The company matching contribution is based on the following formula:

            Percentage of       If  the  percentage  increase  in  average  operating
            Recognized  Compen- earnings per share for the most recent five year sation Contributed period is:
            ------------------  ---------------------------------------------------------


                                  Less Than     6.01% to    9.01% to   15.01%      Over
                                      6%           9%          15%       20%        20%
                                -------------   --------    --------   ------      ----
                                     The     Resulting     Employer     Matching
                                     Contribution  on the  First 6% of  Employee
                                     Savings will be:
                                ---------------------------------------------------------
                1.00%                  30%         40%          65%      100%      140%
            1.01 to 2.00%              28%         38%          63%       98%      138%
            2.01 to 3.00%              26%         36%          61%       96%      136%
            3.01 to 4.00%              24%         34%          59%       94%      134%
            4.01 to 5.00%              22%         32%          57%       92%      132%
            5.01 to 6.00%              20%         30%          55%       90%      130%
            6.01 to 15.00%             None        None         None      None     None
                                -------------------------------------------------------

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


1.      Summary of Significant Accounting Policies, Continued

        C.  Contributions, Continued

             Company matching contributions are allocated on December 31, and a Plan participant receives a matching contribution only if:

            .    the Companies meet certain minimum profit objectives;

            . the participant completes 1,000 or more hours of service during the year; and

            . the participant is employed by one of the Companies on December 31 of that year, died or became fully disabled during the year, or retired during the year after age 65.

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


2.      Benefits

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


2.      Benefits, Continued

        Each year, the matching contributions and discretionary contributions are allocated to the "Company Accounts" of plan participants. If a plan participant terminates service with the Companies, the amount that he receives from his Company Account depends upon his vested interest in such account. A plan participant vests in his Company Account based on his "Years of Service," according to the following table:


              Years of Service       Vesting Schedule

                     1                      0%
                     2                      0
                     3                     20
                     4                     40
                     5                     60
                     6                     80
                     7                    100


        A plan participant earns a Year of Service for each calendar year during which he completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his Company Account prior to seven years of service if:

            .    the plan participant has reached age 65, or
            .    termination is caused by death, or
            .    termination is caused by total and permanent disability which renders the employee incapable of performing satisfactory service for the Companies.

        The amount a plan participant receives from his Company Account is also affected by forfeitures, earnings, and released shares. If a plan participant terminates service prior to full vesting, the non-vested portion of his Company Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all plan participants. In addition to forfeitures, the balance in a plan participant's Company Account is affected by the net cash revenues over expenses of the Corporation's stock fund plus the market value of shares released to participants from payment of loan principal and/or interest during the year.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


2.      Benefits, Continued

        Unallocated net assets, in the Companies' Account, available for plan benefits at December 31, are comprised of items not allocated to participants, as follows:

           Assets                                          1996             1995
           ------                                          ----             ----
           Unreleased shares:
             Series D preferred shares:
               5,731,675 shares at $5.35               $ 30,664,461
               7,394,201 shares at $4.73                               $ 34,999,216


             Common Shares:
               26,801 shares at $26.75                      716,927
               34,575 shares at $23.67                                      818,275



           Accrued interest receivable                          -             4,853
                                                       ------------    ------------
             Total                                       31,381,388      35,822,344
                                                       ------------    ------------


           Liabilities
           Unpaid loan principal at December 31          11,109,234      13,934,234
           Accrued interest expense payable on
            loans at December 31                            119,921         159,540
           Accrued administrative expenses (prepaid)         (9,099)         (7,190)
                                                       ------------    -------------
             Total                                       11,220,056      14,086,584
                                                       ------------    -------------
           Unallocated net assets available
             for plan benefits                         $ 20,161,332    $ 21,735,760
                                                       ============    =============


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


3.  Investments

    Investments held by the Plan at December 31, 1996 and 1995 are summarized as follows:

                                     1996                                   1995
                       ----------------------------------   ---------------------------------
                         Shares/                              Shares/
                         Units/                               Units/
                        Par Value     Cost    Fair Value     Par Value     Cost    Fair Value
                       ---------- ---------- ------------  ---------- ----------- ------------
Collective Trusts:
 Short-term Investment
  Fund                11,690,184 $11,690,184 $ 11,690,184   7,042,813 $ 7,042,813 $  7,042,813
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock            32,575,883  38,579,244  174,280,974  33,385,023  39,537,500  158,022,428
  Common Stock           231,292   1,642,198    6,187,061     670,872   3,755,629   15,877,304
  Debentures                -           -            -        $15,000      15,360       20,250
United States Government
  obligations        $10,475,000  10,644,997   10,549,652 $10,075,000  10,338,133   10,430,913
Corporate bonds      $15,217,000  15,537,593   15,332,393 $18,467,000  18,955,323   18,946,969
Other common stock          -           -            -         10,500     229,225      210,750
Mutual funds             512,862  10,524,927   12,295,347     315,161   5,909,589    6,741,876
                                 ----------- ------------             ----------- ------------
                                 $88,619,143 $230,335,611             $85,783,572 $217,293,303
                                 =========== ============             =========== ============


Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:


                                                   1996              1995
                                                   ----              ----
Collective Trusts:
 Short-term Investment
  Fund                                        $       -        $       -
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock                                     17,216,801       63,431,538
  Common Stock                                  2,614,723        6,486,459
  Debentures                                       (4,890)           5,850
United States Government
  obligations                                    (212,561)         341,240
Corporate bonds                                   222,479          875,378
Other common stock                               (364,576)       1,091,292
Mutual funds                                    1,559,229        1,118,217
                                              -----------      -----------
                                              $21,031,205      $73,349,974
                                              ===========      ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


4.      ERISA Compliance

        The Plan became effective January 1, 1978, and accordingly, in the opinion of the Plan's Sponsor and its Legal Counsel, was drafted, as were subsequent amendments and restatements, to comply with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA" or "the ACT"), as amended from time to time.


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


6.      Notes Payable to Banks

        The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:

                          Original loan principal            $51,500,000
                          Cost of shares acquired            $49,899,963
                          Unpaid principal balance
                           at December 31, 1996              $11,109,234
                          Shares acquired:
                           Series B                            9,881,937
                           Series D                           33,385,023
                           Common                                 44,967
                          Unreleased shares at December 31, 1996:
                             Series D                          5,731,675
                             Common                               26,801
                                                             ===========
                          Principal due April 30,
                             1997                            $ 2,785,000
                             1998                              3,224,234
                             1999                              2,600,000
                             2000                              2,500,000
                                                             -----------
                                                             $11,109,234
                                                             ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


6.      Notes Payable to Bank, Continued

        Except for loan proceeds of $100,037, all proceeds were used by the Plan to acquire preferred and common shares of the Corporation, as indicated above, at appraised values. Remaining funds were utilized to meet periodic cash needs or to refinance existing loans. The Series "D" preferred stock has a cumulative annual dividend rate of $.087 per share, has a minimum redemption value of $0.87 at the option of the Corporation, has one vote per share and is convertible into common stock of the Corporation at any time at the rate of five shares of Series"D" preferred stock for one common share.

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

        In January 1995, the Plan refinanced a portion of its borrowings. The net effect of the refinancing was to decrease the 1995 principal repayment by $2,700,000 while increasing the 1997 and 1998 principal repayments by $1,700,000 and $1,000,000, respectively.

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

        In April 1996, the Plan received a non-interest bearing advance of $1,738,895, from the Plan Sponsor. The Plan paid back $1,000,000 in June 1996, and the remaining $738,895 in January, 1997.


7.      Tax Status

        The Internal Revenue Service on April 25, 1995, issued a determination letter stating that the Plan, as amended through December 1, 1994, was qualified under Section 401 of the Internal Revenue Code and the Plan was exempt under the provisions of Section 501(a). The Plan has not been amended since the determination letter was received. The Plan's Sponsor and Tax Counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


7.      Tax Status, Continued

        In-service withdrawals which were previously available on employees' contributions only, are now partially taxable once they have exceeded an employees' gross contributions through December 31, 1986. This taxability arises because the Act now considers withdrawals to include earnings as well as contributions.

        Distributions made prior to a plan participant's death, disability, or attainment of age 59 1/2 may be subject to a 10% penalty unless such distributions are rolled over into another qualified retirement plan or individual retirement account ("IRA"). All such distributions are subject to penalty except for distributions that are part of a series of substantially equal periodic payments made over the life of the plan participant or the joint lives of the plan participant and his beneficiary, distributions to a plan participant after separation from service and attainment of age 55, and distributions to pay certain medical expenses.

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

        If a distribution qualifies as a "lump sum distribution" under the Internal Revenue Code, and if no part of the distribution is rolled over, a plan participant may elect to have the entire amount of the distribution taxed as ordinary income or under the special 5-year averaging rule. The special 5-year averaging rule generally may be used only if the individual is age 59 1/2 at the time of the distribution and may be used only once. A special phase-out rule allowed limited use of capital gains treatment between 1987 and 1991.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


7.      Tax Status, Continued

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


 8.     Contributions

        Contributions by the Participants and by Participating Companies were as follows for the years shown:


                                                                 1996                       1995
                                                        ----------------------     ----------------------
                                                         Partici-                   Partici-
                                                          pants       Company        pants       Company
        Old Republic International Corporation          $   45,133  $   13,464     $   43,100  $    5,320
        Old Republic Life Insurance Company                 55,997      24,104         54,227       9,610
        Old Republic Insurance Company                     172,727      75,762        190,358      34,326
        International Business & Mercantile
         REassurance Company                                39,646       8,419         15,776       3,069
        Old Republic National Title Insurance
         Company & its Subsidiaries and Affiliates       1,314,204     493,518      1,175,222     182,957
        Old Republic Insured Credit Services, Inc.         100,460      44,889        100,163      16,087
        Brummel Brothers, Inc.                              35,579      17,956         33,351       6,505
        J. Huell Briscoe & Associates, Inc.                 19,800      10,488         14,544       3,277
        Old Republic General Services, Inc.                302,470     107,100        334,834      39,644
        Old Republic Union Insurance Company                16,816       9,011         20,240       3,988
        Old Republic Mortgage Guaranty Group,
          Inc. & its Subsidiaries                        1,053,287     449,076        929,585     155,895
        Old Republic Title Holdings, Inc.
          & its Subsidiaries and affiliates              2,922,322   1,210,866      2,206,479     386,706
        Old Republic Asset Management Co.                   23,091      10,639         20,748       4,361
        Old Republic Dealer Service Corp.                   13,742       5,009          9,936       1,987
        Phoenix Aviation Managers, Inc.                    135,401      50,867         96,378      14,615
        Chicago Underwriting Group                         107,296      42,247         91,507      13,907
        Old Republic Risk Mgmt. Corp.                      134,959      57,719        139,098      19,200
        Bitco Corp. & its Subsidiaries                     582,340     286,392        536,257      99,436
        Great West Casualty and Agencies                   655,089     358,647        598,226     128,542
        Old Republic RE                                    110,797      38,597        108,669      16,726
        Old Republic Home Protection                        76,459      36,214         70,372      12,312
        Old Republic Surety Group                          361,880     132,366        313,667      45,826
        Old Republic Standard Group                        123,414      42,041        145,071      13,938
        Employers General Insurance Group                  397,506     195,145        370,691      71,859
        Old Republic Minnehoma Insurance Co.                40,440      16,023         55,253       9,379
        ORDESCO Inc.                                        14,068       7,731         15,205       1,133
        Church Rickards, Whitlock & Co.                     35,909      10,752         34,953       3,966
                                                        ----------  ----------     ----------  ----------
                                                        $8,890,832  $3,755,042     $7,723,910  $1,304,571
                                                        ==========  ==========     ==========  ==========


9.      Alternative Investment Funds

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


9.      Alternative Investment Funds, Continued

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

        At December 31, 1996 there were 2,885 participants in Fund "A" and 1,690 participants in Fund "O".

        Effective January 1, 1995, the Plan set up new Funds which offer participants the opportunity to further diversify their future and accumulated contributions (savings) and earnings thereon. The new Funds are designated as "H", "I", "J", "K" and "L". Directions to change the Funds to which savings can be directed or transfers from Fund "A" and "O" can be done on January 1, or July 1 of each year. At December 31, 1996, there were 521, 569, 711, 459 and 108 participants in Funds "H", "I", "J", "K" and "L", respectively.

        A description of these investment options are as follows:

        Fund "H" - Oakmark Fund seeks long-term capital appreciation and invests in common stocks and other equity-type securities seeking long-term capital appreciation.

        Fund "I" - Fidelity Fund seeks long-term capital growth with current income and invests mainly in common stocks and securities that are convertible into common stock.

        Fund "J" - Vanguard/Windsor II seeks to provide long-term growth of capital and income with a secondary objective to provide current income.

        Fund "K" - T. Rowe Price International Stock Fund seeks long-term growth of capital through investments primarily in common stocks of established, non-U.S. companies.

        Fund       "L"  -  Benchmark   Short-Intermediate  Bond  Portfolio  Fund
                   invests in a broad range of short to intermediate term bonds and other fixed income securities.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


9.      Alternative Investment Funds, Continued

        Effective January 1, 1997, a new investment option Mutual Fund will be available for diversification as follows:

        Fund "M" - Vanguard 500 Stock Index Fund seeks to establish and manage its assets to track very closely to the Standard and Poor's 500 Stock Index.

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

        The investment options available for diversification at December 31, 1996 are:

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

        At December 31, 1996, there were 21 participants in Fund "E", 21 participants in Fund "F" and 65 participants in Fund "G".

        Individual statements for each fund described above are contained in Footnote 9.

        Statements for each fund described above follow (Fund "B" is employer directed only and is included for informational purposes only):

     -------------------------------------------------------------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                                December 31, 1996
                                ----------------

                                                    Fund "A"              Fund "O"             Fund "H"              Fund "I"
                                                ------------------   -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                $9,073,766            $2,220,347              $22,353               $18,053
         Old Republic International Corporation:
             Common shares                                      0             5,262,180                    0                     0
         United States Government obligations           4,651,918             5,897,734                    0                     0
         Corporate bonds                               15,332,393                     0                    0                     0
         Other common stock                                     0                     0                    0                     0
         Mutual funds                                           0               287,220            2,624,798             2,437,266
                                                ------------------   -------------------  -------------------   -------------------
                                                       29,058,077            13,667,481            2,647,151             2,455,319

     Contributions receivable:
         Employee                                               0                 1,505                    0                     0
     Accrued interest and dividends receivable            406,522                94,647                   54                    99
                                                ------------------   -------------------  -------------------   -------------------
                                                      $29,464,599           $13,763,633           $2,647,205            $2,455,418
                                                ==================   ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits          $310,837              $228,537              $85,129               $93,666
     Other payables (receivables)                          19,439                 8,234                1,336                 1,306
                                                ------------------   -------------------  -------------------   -------------------
     Total liabilities                                    330,276               236,771               86,465                94,972

     Net assets available for plan benefits            29,134,323            13,526,862            2,560,740             2,360,446
                                                ------------------   -------------------  -------------------   -------------------
                                                      $29,464,599           $13,763,633           $2,647,205            $2,455,418
                                                ==================   ===================  ===================   ===================

                                                     Fund "J"              Fund "K"             Fund "L"              Combined
                                                ------------------   -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                   $32,646               $15,435               $2,402           $11,385,002
         Old Republic International Corporation:
             Common shares                                      0                     0                    0             5,262,180
         United States Government obligations                   0                     0                    0            10,549,652
         Corporate bonds                                        0                     0                    0            15,332,393
         Other common stock                                     0                     0                    0                     0
         Mutual funds                                   3,738,894             1,706,886              270,096            11,065,160
                                                ------------------   -------------------  -------------------   -------------------
                                                        3,771,540             1,722,321              272,498            53,594,387

     Contributions receivable:
         Employee                                          (1,011)                1,011               (1,505)                    0
     Accrued interest and dividends receivable                 84                    63                   13               501,482
                                                ------------------   -------------------  -------------------   -------------------
                                                       $3,770,613            $1,723,395             $271,006           $54,095,869
                                                ==================   ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits         $102,973               $51,805               $4,301              $877,248
     Other payables (receivables)                          1,855                   887                  141                33,198
                                                ------------------   -------------------  -------------------   -------------------
     Total liabilities                                    104,828                52,692                4,442               910,446

     Net assets available for plan benefits             3,665,785             1,670,703              266,564            53,185,423
                                                ------------------   -------------------  -------------------   -------------------
                                                       $3,770,613            $1,723,395             $271,006           $54,095,869
                                                ==================   ===================  ===================   ===================

                                       17


     -------------------------------------------------------------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                                December 31, 1995
                                ----------------

                                                    Fund "A"              Fund "O"             Fund "H"              Fund "I"
                                                ------------------   -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                $4,501,568            $1,848,899               $8,172               $21,748
        Old Republic International Corporation:
             Common shares                                      0             4,634,880                    0                     0
             Debentures                                         0                20,250                    0                     0
         United States Government obligations           5,771,312             4,659,601                    0                     0
         Corporate bonds                               18,946,969                     0                    0                     0
         Other common stock                                     0               210,750                    0                     0
         Mutual funds                                           0               235,644            1,338,088             1,344,401
                                                ------------------   -------------------  -------------------   -------------------
                                                       29,219,849            11,610,024            1,346,260             1,366,149

     Contributions receivable:
         Employee                                          94,994                26,925                4,960                 7,113
     Accrued interest and dividends receivable            489,155                97,120                   37                    56
                                                ------------------   -------------------  -------------------   -------------------
                                                      $29,803,998           $11,734,069           $1,351,257            $1,373,318
                                                ==================   ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits          $174,421              $132,905              $49,205               $49,749
     Other payables (receivables)                         (25,488)               (1,328)              29,924               (11,261)
                                                ------------------   -------------------  -------------------   -------------------
     Total liabilities                                    148,933               131,577               79,129                38,488

     Net assets available for plan benefits            29,655,065            11,602,492            1,272,128             1,334,830
                                                ------------------   -------------------  -------------------   -------------------
                                                      $29,803,998           $11,734,069           $1,351,257            $1,373,318
                                                ==================   ===================  ===================   ===================




                                                     Fund "J"              Fund "K"             Fund "L"              Combined
                                                ------------------   -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                    $8,008                $4,176               $2,444            $6,395,015
         Old Republic International Corporation:
             Common shares                                      0                     0                    0             4,634,880
             Debentures                                         0                     0                    0                20,250
         United States Government obligations                   0                     0                    0            10,430,913
         Corporate bonds                                        0                     0                    0            18,946,969
         Other common stock                                     0                     0                    0               210,750
         Mutual funds                                   1,853,004             1,008,251              137,033             5,916,421
                                                ------------------   -------------------  -------------------   -------------------
                                                        1,861,012             1,012,427              139,477            46,555,198

     Contributions receivable:
         Employee                                           9,881                 6,536                  871               151,280
     Accrued interest and dividends receivable                 55                    27                    5               586,455
                                                ------------------   -------------------  -------------------   -------------------
                                                       $1,870,948            $1,018,990             $140,353           $47,292,933
                                                ==================   ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits           $38,863               $20,125               $1,145              $466,413
     Other payables (receivables)                          29,697                 8,982                  339                30,865
                                                ------------------   -------------------  -------------------   -------------------
     Total liabilities                                     68,560                29,107                1,484               497,278

     Net assets available for plan benefits             1,802,388               989,883              138,869            46,795,655
                                                ------------------   -------------------  -------------------   -------------------
                                                       $1,870,948            $1,018,990             $140,353           $47,292,933
                                                ==================   ===================  ===================   ===================


     -------------------------------------------------------------------



                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1996
                                ----------------

                                                                 Fund "B"             Fund "E"              Fund "F"
                                                            -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                              $173,502             $131,586                   $65
         Old Republic International Corporation:
             Series "D" preferred shares                          174,280,974                    0                     0
             Common shares                                            924,881                    0                     0
         United States Government obligations                               0                    0                     0
         Corporate bonds                                                    0                    0                     0
         Other common stock                                                 0                    0                     0
         Mutual funds                                                       0                    0               127,619
                                                           -------------------  -------------------   -------------------
                                                                  175,379,357              131,586               127,684
     Contributions receivable:
         Employer                                                   3,739,210                    0                     0
     Accrued interest and dividends receivable                            412                  601                     0
                                                           -------------------  -------------------   -------------------
                                                                 $179,118,979             $132,187              $127,684
                                                           ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                       $11,109,234                   $0                    $0
     Advances from plan sponsor (non-interest bearing)                738,895                    0                     0
     Accrued interest payable                                         119,921                    0                     0
     Unpaid (recoverable) administrative expenses                     (54,551)                  70                    86
                                                           -------------------  -------------------   -------------------
     Total liabilities                                             11,913,499                   70                    86
                                                           -------------------  -------------------   -------------------

     Net assets available for plan benefits
         Allocated to participants                                147,044,148              132,117               127,598
         Not allocated to participants                             20,161,332                    0                     0
                                                           -------------------  -------------------   -------------------

             Total net assets available for plan benefits         167,205,480              132,117               127,598
                                                           -------------------  -------------------   -------------------
                                                                 $179,118,979             $132,187              $127,684
                                                           ===================  ===================   ===================


                                                                  Fund "G"              Combined
                                                            -------------------  -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                                   $29              $305,182
         Old Republic International Corporation:
             Series "D" preferred shares                                    0           174,280,974
             Common shares                                                  0               924,881
         United States Government obligations                               0                     0
         Corporate bonds                                                    0                     0
         Other common stock                                                 0                     0
         Mutual funds                                               1,102,568             1,230,187
                                                           -------------------   -------------------
                                                                    1,102,597           176,741,224
     Contributions receivable:
         Employer                                                           0             3,739,210
     Accrued interest and dividends receivable                              8                 1,021
                                                           -------------------   -------------------
                                                                   $1,102,605          $180,481,455
                                                           ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                                $0           $11,109,234
     Advances from plan sponsor (non-interest bearing)                      0              $738,895
     Accrued interest payable                                               0              $119,921
     Unpaid (recoverable) administrative expenses                         645               (53,750)
                                                           -------------------   -------------------
     Total liabilities                                                    645            11,914,300
                                                           -------------------   -------------------

     Net assets available for plan benefits
         Allocated to participants                                  1,101,960           148,405,823
         Not allocated to participants                                      0            20,161,332
                                                           -------------------  -------------------
             Total net assets available for plan benefits           1,101,960           168,567,155
                                                           -------------------   -------------------
                                                                   $1,102,605          $180,481,455
                                                           ===================   ===================

                                       19

     -------------------------------------------------------------------



                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1995
                                -----------------

                                                                 Fund "B"             Fund "E"              Fund "F"
                                                            -------------------  -------------------   -------------------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                              $610,952             $ 36,688                   $74
         Old Republic International Corporation:
             Series "D" preferred shares                          158,022,428                    0                     0
             Common shares                                         11,242,424                    0                     0
         United States Government obligations                               0                    0                     0
         Corporate bonds                                                    0                    0                     0
         Other common stock                                                 0                    0                     0
         Mutual funds                                                       0                    0               103,509
                                                           -------------------  -------------------   -------------------
                                                                  169,875,804               36,688               103,509
     Contributions receivable:
         Employer                                                   1,296,847                    0                     0
     Accrued interest and dividends receivable                          4,853                  181                     0
                                                           -------------------  -------------------   -------------------
                                                                 $171,177,504             $ 36,869              $103,583
                                                           ===================  ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                       $13,934,234                   $0                    $0
     Accrued interest payable                                         159,540                    0                     0
     Unpaid (recoverable) administrative expenses                      (7,191)                  24                    69
                                                           -------------------  -------------------   -------------------
     Total liabilities                                             14,086,583                   24                    69
                                                           -------------------  -------------------   -------------------

     Net assets available for plan benefits
         Allocated to participants                                135,355,161               36,845               103,514
         Not allocated to participants                             21,735,760                    0                     0
                                                           -------------------  -------------------   -------------------

             Total net assets available for plan benefits         157,090,921               36,845               103,514
                                                           -------------------  -------------------   -------------------
                                                                 $171,177,504             $ 36,869              $103,583
                                                           ===================  ===================   ===================


                                                                  Fund "G"              Combined
                                                            -------------------  -------------------
 ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund                                   $84              $647,798
         Old Republic International Corporation:
             Series "D" preferred shares                                    0           158,022,428
             Common shares                                                  0            11,242,424
         United States Government obligations                               0                     0
         Corporate bonds                                                    0                     0
         Other common stock                                                 0                     0
         Mutual funds                                                 721,946               825,455
                                                           -------------------   -------------------
                                                                      722,030           170,738,105
     Contributions receivable:
         Employer                                                           0             1,296,847
     Accrued interest and dividends receivable                              1                 5,035
                                                           -------------------   -------------------
                                                                   $  722,031          $172,039,987
                                                           ===================   ===================

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Notes payable to banks                                                $0           $13,934,234
     Accrued interest payable                                               0               159,540
     Unpaid (recoverable) administrative expenses                         465                (6,633)
                                                           -------------------   -------------------
     Total liabilities                                                    465            14,087,141
                                                           -------------------   -------------------

     Net assets available for plan benefits
         Allocated to participants                                    721,566           136,217,086
         Not allocated to participants                                      0            21,735,760
                                                           -------------------  -------------------
             Total net assets available for plan benefits             721,566           157,952,846
                                                           -------------------   -------------------
                                                                   $  722,031          $172,039,987
                                                           ===================   ===================

                                       20

-------------------------------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                      for the year ended December 31, 1996
                                ----------------

                                                   Fund "A"             Fund "O"              Fund "H"              Fund "I"
                                               -----------------   --------------------  -------------------   -------------------
Additions:
  Employee contributions                             $4,245,128             $1,985,824             $641,920              $679,165
     Interfund transfers                             (2,006,271)               247,603              538,703               281,396
     Interest income                                  1,849,624                339,700                1,464                 1,546
     Dividend income                                          0                100,144               26,197                31,415
     Net appreciation (depreciation) in
         fair value of investments                     (483,970)               785,064              304,813               329,850
                                               -----------------   --------------------  -------------------   -------------------
                                                      3,604,511              3,458,335            1,513,097             1,323,372
                                               -----------------   --------------------  -------------------   -------------------
Deductions:
     Termination and withdrawal benefits              4,105,814              1,525,730              223,148               296,450
     Administrative expenses                             19,439                  8,235                1,337                 1,306
                                               -----------------   --------------------  -------------------   -------------------
                                                      4,125,253              1,533,965              224,485               297,756
                                               -----------------   --------------------  -------------------   -------------------

NET ADDITIONS (DEDUCTIONS)                             (520,742)             1,924,370            1,288,612             1,025,616

     Net assets available for plan benefits,
         beginning of year                           29,655,065             11,602,492            1,272,128             1,334,830
                                               -----------------   --------------------  -------------------   -------------------
     NET ASSETS AVAILABLE FOR PLAN
         BENEFITS, END OF YEAR                      $29,134,323            $13,526,862           $2,560,740            $2,360,446
                                               =================   ====================  ===================   ===================



                                                   Fund "J"              Fund "K"             Fund "L"             Combined
                                               -----------------   -------------------  -------------------  --------------------
Additions:
     Employee contributions                            $848,190              $419,300              $71,305            $8,890,832
     Interfund transfers                                643,707               221,170               73,692                     0
     Interest income                                      1,782                   849                1,183             2,196,148
     Dividend income                                     87,011                21,445               12,402               278,614
     Net appreciation (depreciation) in
         fair value of investments                      566,444               181,190               (2,002)            1,681,389
                                               -----------------   -------------------  -------------------  --------------------
                                                      2,147,134               843,954              156,580            13,046,983
                                               -----------------   -------------------  -------------------  --------------------

Deductions:
     Termination and withdrawal benefits                281,883               162,247               28,744             6,624,016
     Administrative expenses                              1,854                   887                  141                33,199
                                               -----------------   -------------------  -------------------  --------------------
                                                        283,737               163,134               28,885             6,657,215
                                               -----------------   -------------------  -------------------  --------------------

NET ADDITIONS (DEDUCTIONS)                            1,863,397               680,820              127,695             6,389,768

     Net assets available for plan benefits,
         beginning of year                            1,802,388               989,883              138,869            46,795,655
                                               -----------------   -------------------  -------------------  --------------------
     NET ASSETS AVAILABLE FOR PLAN
         BENEFITS, END OF YEAR                       $3,665,785            $1,670,703             $266,564           $53,185,423
                                               =================   ===================  ===================  ====================


     -------------------------------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                      for the year ended December 31, 1995
                                ----------------

                                                     Fund "A"              Fund "O"             Fund "H"              Fund "I"
                                                ------------------   -------------------  -------------------   -------------------
     Additions:
         Employee contributions                        $4,388,734            $1,666,728             $350,788              $420,508
         Interfund transfers                           (2,529,414)             (562,836)             733,521               731,721
         Interest income                                1,859,584               132,770                  513                   709
         Dividend income                                        0               166,105               12,186                19,272
         Net appreciation (depreciation) in
             fair value of investments                  1,103,221             3,120,565              255,988               239,823
                                                ------------------   -------------------  -------------------   -------------------
                                                        4,822,125             4,523,332            1,352,996             1,412,033
                                                ------------------   -------------------  -------------------   -------------------
     Deductions:
         Termination and withdrawal benefits            3,578,836             1,250,634               80,343                76,662
         Administrative expenses                           21,310                 7,251                  525                   541
                                                ------------------   -------------------  -------------------   -------------------
                                                        3,600,146             1,257,885               80,868                77,203
                                                ------------------   -------------------  -------------------   -------------------

     NET ADDITIONS (DEDUCTIONS)                         1,221,979             3,265,447            1,272,128             1,334,830

         Net assets available for plan benefits,
             beginning of year                         28,433,086             8,337,045                    0                     0
                                                ------------------   -------------------  -------------------   -------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                    $29,655,065           $11,602,492           $1,272,128            $1,334,830
                                                ==================   ===================  ===================   ===================


                                                    Fund "J"              Fund "K"             Fund "L"              Combined
                                                ------------------   -------------------  -------------------   -------------------
     Additions:
         Employee contributions                          $513,376              $344,256              $39,520            $7,723,910
         Interfund transfers                              947,826               590,063               89,119                     0
         Interest income                                      703                   466                  114             1,994,859
         Dividend income                                   44,377                14,253                5,593               261,786
         Net appreciation (depreciation) in
             fair value of investments                    352,508                82,244                6,076             5,160,425
                                                ------------------   -------------------  -------------------   -------------------
                                                        1,858,790             1,031,282              140,422            15,140,980
                                                ------------------   -------------------  -------------------   -------------------

     Deductions:
         Termination and withdrawal benefits               55,650                40,973                1,493             5,084,591
         Administrative expenses                              752                   426                   60                30,865
                                                ------------------   -------------------  -------------------   -------------------
                                                           56,402                41,399                1,553             5,115,456
                                                ------------------   -------------------  -------------------   -------------------

     NET ADDITIONS (DEDUCTIONS)                         1,802,388               989,883              138,869            10,025,524

         Net assets available for plan benefits,
             beginning of year                                  0                     0                    0            36,770,131
                                                ------------------   -------------------  -------------------   -------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                     $1,802,388              $989,883             $138,869           $46,795,655
                                                ==================   ===================  ===================   ===================

-------------------------------------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

        Allocation of Changes in Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                      for the year ended December 31, 1996
                                ----------------

                                                       Fund "B"             Fund "E"              Fund "F"
                                                  -------------------- --------------------  --------------------
Additions:
     Employer contributions                                $3,755,042                   $0                    $0
     Interfund transfers                                     (475,253)              92,460                43,870
     Interest income                                           45,974                5,490                 7,243
     Dividend income                                        2,946,154                    0                     0
     Net appreciation (depreciation) in
         fair value of investments                         19,219,562                    0                (1,146)
                                                  -------------------- --------------------  --------------------
                                                           25,491,479               97,950                49,967
                                                  -------------------- --------------------  --------------------
Deductions:
     Termination and withdrawal benefits                   14,446,481                2,608                25,798
     Interest expense                                         777,063                    0                     0
     Administrative expenses                                  153,376                   70                    85
                                                  -------------------- --------------------  --------------------
                                                           15,376,920                2,678                25,883
                                                  -------------------- --------------------  --------------------

NET ADDITIONS (DEDUCTIONS)                                 10,114,559               95,272                24,084

     Net assets available for plan benefits,
         beginning of year                                157,090,921               36,845               103,514
                                                  -------------------- --------------------  --------------------
     NET ASSETS AVAILABLE FOR PLAN
         BENEFITS, END OF YEAR                           $167,205,480             $132,117              $127,598
                                                  ==================== ====================  ====================


                                                        Fund "G"              Combined
                                                  --------------------  -------------------
     Additions:
         Employer contributions                                    $0           $3,755,042
         Interfund transfers                                  338,923                    0
         Interest income                                          427               59,134
         Dividend income                                        8,172            2,954,326
         Net appreciation (depreciation) in
            fair value of investments                         131,400           19,349,816
                                                  --------------------  -------------------
                                                              478,922           26,118,318
                                                  --------------------  -------------------
     Deductions:
         Termination and withdrawal benefit                    97,883           14,572,770
         Interest expense                                           0              777,063
         Administrative expenses                                  645              154,176
                                                  --------------------  -------------------
                                                               98,528           15,504,009
                                                  --------------------  -------------------

     NET ADDITIONS (DEDUCTIONS)                               380,394           10,614,309

         Net assets available for plan benefits,
             beginning of year                                721,566          157,952,846
                                                  --------------------  -------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                         $1,101,960         $168,567,155
                                                  ====================  ===================

-------------------------------------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

        Allocation of Changes in Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                      for the year ended December 31, 1995
                                ----------------


                                                           Fund "B"              Fund "E"             Fund "F"
                                                      --------------------  -------------------  --------------------
     Additions:
         Employer contributions                                $1,304,571                   $0                    $0
         Interfund transfers                                     (132,929)              11,391                23,613
         Interest income                                          170,943                1,977                 5,231
         Dividend income                                        3,048,184                    0                     0
         Net appreciation (depreciation) in
             fair value of investments                         68,057,517                    0                 5,543
                                                      --------------------  -------------------  --------------------
                                                               72,448,286               13,368                34,387
                                                      --------------------  -------------------  --------------------
     Deductions:
         Termination and withdrawal benefits                    5,276,424                  784                 1,909
         Interest expense                                         978,107                    0                     0
         Administrative expenses                                  211,306                   24                    69
                                                      --------------------  -------------------  --------------------
                                                                6,465,837                  808                 1,978
                                                      --------------------  -------------------  --------------------

     NET ADDITIONS (DEDUCTIONS)                                65,982,449               12,560                32,409

         Net assets available for plan benefits,
             beginning of year                                 91,108,472               24,285                71,105
                                                      --------------------  -------------------  --------------------
         NET ASSETS AVAILABLE FOR PLAN
             BENEFITS, END OF YEAR                           $157,090,921              $36,845              $103,514
                                                      ====================  ===================  ====================

                                                       Fund "G"              Combined
                                                  --------------------  -------------------
Additions:
     Employer contributions                                        $0           $1,304,571
     Interfund transfers                                       97,925                    0
     Interest income                                              275              178,426
     Dividend income                                            4,522            3,052,706
     Net appreciation (depreciation) in
         fair value of investments                            126,489           68,189,549
                                                  --------------------  -------------------
                                                              229,211           72,725,252
                                                  --------------------  -------------------
Deductions:
     Termination and withdrawal benefits                       62,327            5,341,444
     Interest expense                                               0              978,107
     Administrative expenses                                      464              211,863
                                                  --------------------  -------------------
                                                               62,791            6,531,414
                                                  --------------------  -------------------

NET ADDITIONS (DEDUCTIONS)                                    166,420           66,193,838

     Net assets available for plan benefits,
         beginning of year                                    555,146           91,759,008
                                                  --------------------  -------------------
     NET ASSETS AVAILABLE FOR PLAN
         BENEFITS, END OF YEAR                               $721,566         $157,952,846
                                                  ====================  ===================


                             SUPPLEMENTAL SCHEDULES


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
                             ASSETS AND LIABILITIES
                         AT DECEMBER 31, 1995 and 1996
-------------------------------------------------------------------------------
31. Current value of plan assets and liabilities at the beginning and end of the plan  year.  Combine  the  value of plan  assets  held in more  than one  trust.
Allocate the value of the plan's  interest in a comingled  trust  containing the assets of more than one plan on a line-by-line  basis unless the trust meets one of the specific exceptions described in the instructions. Do not enter the value of that portion of an insurance contract that guarantees, during this plan year, to pay  specific  dollar  benefit  at a future  date.  ROUND OFF  AMOUNTS TO THE
NEAREST DOLLAR; ANY OTHER AMOUNTS ARE SUBJECT TO REJECTION. Plans with no assets at the beginning and the end of the plan year, enter -0- on line 31f.
-------------------------------------------------------------------------------

                               ASSETS                                             |           | Beginning of Year|     End of Year
a     Total noninterest-bearing cash                                              |  a        |                0 |                0
b     Receivables: (1) Employer contributions                                     |  b(1)     |        1,296,847 |        3,739,210
      (2)   Participant contributions                                             | (2)       |          151,280 |                0
      (3)   Income                                                                |  (3)      |          591,490 |          502,503
      (4)   Other                                                                 |  (4)      |                0 |                0
      (5)   Less allowance for doubtful accounts                                  |  (5)      |                0 |                0
      (6)   Total. Add lines 31b(1) through 31b(4) and subtract line 31b(5)       |  (6)      |        2,039,617 |        4,241,713
c     General investments:
      (1) Interest-bearing cash (including money market funds)                    |  c(1)     |                0 |                0
      (2)   Certificates of deposit                                               |  (2)      |                0 |                0
      (3)   U.S. Government securities                                            |  (3)      |       10,430,913 |       10,549,652
      (4)   Corporate debt instruments: (A) Preferred                             |  (4)(A)   |       18,946,969 |       15,332,393
            (B)   All other                                                       |  (4)(B)   |                0 |                0
      (5)   Corporate stocks: (A) Preferred                                       |  (5)(A)   |                0 |                0
            (B)   Common                                                          |  (5)(B)   |          210,750 |                0
      (6)   Partnership/joint venture interests                                   |  (6)      |                0 |                0
      (7)   Real estate: (A) Income-producing                                     |  (7)(A)   |                0 |                0
            (B)   Nonincome-producing                                             |  (7)(B)   |                0 |                0
      (8)   Loans (other than to participants) secured by mortgages:
            (A) Residential                                                       |  (8)(A)   |                0 |                0
            (B)   Commercial                                                      |  (8)(B)   |                0 |                0
      (9)   Loans to participants: (A) Mortgages                                  |  (9)(A)   |                0 |                0
            (B)   Other                                                           |  (9)(B)   |                0 |                0
      (10)  Other loans                                                           |  (10)     |                0 |                0
      (11)  Value of interest in common/collective trusts                         |  (11)     |        7,042,813 |       11,690,184
      (12)  Value of interest in pooled separate accounts                         |  (12)     |                0 |                0
      (13)  Value of interest in master trusts                                    |  (13)     |                0 |                0
      (14)  Value of interest in 103-12 investment entities                       |  (14)     |                0 |                0
      (15)  Value of interest in registered investment companies                  |  (15)     |                0 |                0
      (16)  Value of funds held in insurance company general account
                (unallocated contracts)                                           |  (16)     |                0 |                0
      (17)  Other - Mutual Funds                                                  |  (17)     |        6,741,876 |       12,295,347
      (18)  Total. Add lines 31c(1) through 31c(17)                               |  (18)     |       43,373,321 |       49,867,576
d     Employer-related investments: (1) Employer securities                       |  d(1)     |      173,919,982 |      180,468,035
      (2)   Employer real property                                                |  (2)      |                0 |                0
e     Buildings and other property used in plan operation                         |  e        |                0 |                0
f     TOTAL assets. Add lines 31a, 31b(6), 31c(18), 31d(1), 31d(2), and 31e.      |  f        |      219,332,920 |      234,577,324
                                                                                  |           |                  |
                                 LIABILITIES                                      |           |                  |
g     Benefit claims payable                                                      |  g        |          466,413 |          877,248
h     Operating payables                                                          |  h        |          183,772 |          838,264
i     Acquisition indebtedness                                                    |  i        |       13,934,234 |       11,109,234
j     Other liabilities                                                           |  j        |                0 |                0
k     TOTAL liabilities. Add lines 31g through 31j                                |  k        |       14,584,419 |       12,824,746
                                                                                  |           |                  |
                                 NET ASSETS                                       |           |                  |
l     Subtract line 31k from line 31f.                                            |  l        |      204,748,501 |      221,752,578



                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
                  INCOME, EXPENSES, AND CHANGES IN NET ASSETS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------
32. Plan income,  expenses, and changes in net assets for the plan year. Include all income and  expenses  of the plan,  including  any  trust(s)  or  seperately maintained fund(s), and any payments/receipts  to/from insurance carriers. ROUND
OFF AMOUNTS TO THE NEAREST DOLLAR; ANY OTHER AMOUNTS ARE SUBJECT TO REJECTION.
------------------------------------------------------------------------------

                                            INCOME                                 |            |    Amount       |        Total
a     Contributions:                                                               |            |                 |
      (1)   Received or receivable from:                                           |            |                 |
            (A)   Employers                                                        | a(1)(A)    |       3,755,042 |
            (B)   Participants                                                     | (B)        |       8,890,832 |
            (C)   Others                                                           | (C)        |               0 |
      (2)   Noncash contributions                                                  | (2)        |               0 |
      (3)   Total contributions. Add lines 32a(1)(A),(B),(C) and line 32a(2).      | (3)        |                 |      12,645,874
b     Earnings on investments:                                                     |            |                 |
      (1)   Interest:                                                              |            |                 |
            (A)   Interest-bearing cash (including money market funds)             | b(1)(A)    |         429,593 |
            (B)   Certificates of deposit                                          | (B)        |               0 |
            (C)   U.S. Government securities                                       | (C)        |         648,703 |
            (D)   Corporate debt instruments                                       | (D)        |       1,176,986 |
            (E)   Mortgage loans                                                   | (E)        |               0 |
            (F)   Other loans                                                      | (F)        |               0 |
            (G)   Other interest                                                   | (G)        |               0 |
            (H)   Total interest. Add lines 32b(1)(A) through (G)                  | (H)        |                 |       2,255,282
      (2)   Dividends: (A) Preferred stock                                         | b(2)(A)    |       2,875,147 |
            (B)   Common stock                                                     | (B)        |         357,793 |
            (C)   Total dividends. Add lines 32b(2)(A) and (B).                    | (C)        |                 |       3,232,940
      (3)   Rents                                                                  | (3)        |                 |
      (4)   Net gain (loss) on sale of assets: (A) Aggregate proceeds              | (4)(A)     |      24,560,979 |
            (B)   Aggregate carrying amount (see instructions)                     | (B)        |      13,736,511 |
            (C)   Subtract (B) from (A) and enter result                           | (C)        |                 |      10,824,468
      (5)   Unrealized appreciation (depreciation) of assets                       | (5)        |                 |      10,206,737
      (6)   Net investment gain (loss) from common/collective trusts               | (6)        |                 |               0
      (7)   Net investment gain (loss) from pooled separate accounts               | (7)        |                 |               0
      (8)   Net investment gain (loss) from master trusts                          | (8)        |                 |               0
      (9)   Net investment gain (loss) from 103-12 investment entities             | (9)        |                 |               0
      (10)  Net investment gain (loss) from registered investment companies        | (10)       |                 |               0
c     Other income                                                                 | c          |                 |               0
d     Total income. Add all amounts in column (b) and enter total.                 | d          |                 |      39,165,301
                                           EXPENSES                                |            |                 |
e     Benefit payment and payments to provide benefits:                            |            |                 |
      (1)   Directly to participants or beneficiaries                              | e(1)       |      21,196,786 |
      (2)   To insurance carriers for the provision of benefits                    | (2)        |               0 |
      (3)   Other                                                                  | (3)        |               0 |
      (4)   Total payments. Add lines 32e(1) through 32e(3)                        | (4)        |                 |      21,196,786
f     Interest expense                                                             | f          |                 |         777,063
g     Administrative expenses: (1) Salaries and allowances                         | g(1)       |               0 |
      (2)   Accounting fees                                                        | (2)        |          47,741 |
      (3)   Actuarial fees                                                         | (3)        |               0 |
      (4)   Contract administrator fees                                            | (4)        |               0 |
      (5)   Investment advisory and management fees                                | (5)        |          77,099 |
      (6)   Legal fees                                                             | (6)        |          32,446 |
      (7)   Valuation/appraisal fees                                               | (7)        |         (10,000)|
      (8)   Trustees fees/expenses (including travel, seminars, meetings, etc.)    | (8)        |          40,089 |
      (9)   Other                                                                  | (9)        |               0 |
      (10)  Total administrative fees. Add lines 32g(1) through 32g(9).            | (10)       |                 |         187,375
h     Total expenses. Add lines 32e(4), 32f, and 32g(10).                          | h          |                 |      22,161,224
i     Net income (loss). Subtract line 32h from line 32d.                          | i          |                 |      17,004,077
j     Transfers to (from) the plan (see instructions)                              | j          |                 |               0
k     Net assets at beginning of year (line 31l, column (a)).                      | k          |                 |     204,748,501
l     Net assets at end of year (line 31l, column (b)).                            | l          |                 |     221,752,578



OLD REPUBLIC INTERNATIONAL CORPORATION                               SCHEDULE I
EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                            PAGE 1 of 2
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                         (c)
                                                        DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                        RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                        ---------------------------------------------------
                    (b)                                                                SHARES, PAR,                        (e)
       IDENTITY OF ISSUE, BORROWER,                     MATURITY   RATE OF             OR MATURITY           (d)         CURRENT
(a)    LESSOR, OR SIMILAR PARTY                           DATE    INTEREST  COLLATERAL    VALUE              COST          VALUE
---    -----------------------------------------------  --------  --------  ---------- ------------        ----------   ----------
       COLLECTIVE TRUSTS:
               SHORT-TERM INVESTMENT FUND                  N/A    VARIABLE      N/A    11,690,184sh        $11,690,184  $11,690,184
                                                                                       ==========         -------------------------
       EMPLOYER SECURITIES:
            OLD REPUBLIC INTERNATIONAL CORP.:
               SERIES D PREFERRED STOCK                    N/A      N/A         N/A    32,575,883sh        $38,579,244 $174,280,974
                                                                                       ==========         -------------------------
               COMMON STOCK                                N/A      N/A         N/A       231,292sh         $1,642,198   $6,187,061
                                                                                       ==========         -------------------------

       UNITED STATES GOVERNMENT OBLIGATIONS:
            FEDERAL HOME LOAN MORTGAGE CORP.            09/19/01   7.900%       N/A      $500,000par          $566,719     $530,000
            FEDERAL NATIONAL MORTGAGE CORP.             02/11/02   7.500%       N/A       325,000par           357,594      339,931
            USA TREASURY NOTE                           08/31/00   6.250%       N/A       600,000par           603,563      602,250
            USA TREASURY NOTE                           08/15/98   5.875%       N/A       600,000par           598,313      600,282
            USA TREASURY NOTE                           08/31/97   6.000%       N/A       600,000par           601,547      601,686
            USA TREASURY NOTE                           02/28/99   5.500%       N/A       500,000par           502,969      495,780
            USA TREASURY NOTE                           05/15/05   6.500%       N/A       500,000par           511,016      503,360
            USA TREASURY NOTE; SERIES B                 08/15/97   8.625%       N/A       500,000par           538,750      509,455
            USA TREASURY NOTE; SERIES B                 08/15/03   5.750%       N/A       500,000par           486,875      485,000
            USA TREASURY NOTE; SERIES C                 08/15/04   7.250%       N/A       500,000par           534,766      526,250
            USA TREASURY NOTE; SERIES G                 07/15/98   8.250%       N/A       500,000par           517,188      517,810
            USA TREASURY NOTE; SERIES G                 07/15/99   6.375%       N/A       600,000par           605,250      605,436
            USA TREASURY NOTE; SERIES H                 10/15/98   7.125%       N/A       500,000par           527,500      510,625
            USA TREASURY NOTE; SERIES M                 04/30/98   5.125%       N/A       500,000par           498,672      496,170
            USA TREASURY NOTE; SERIES P                 07/31/97   5.500%       N/A       750,000par           753,633      750,353
            USA TREASURY NOTE; SERIES U                 12/31/97   6.000%       N/A       500,000par           507,656      501,795
            USA TREASURY BILL                           02/13/97   4.970%       N/A     1,000,000par           974,459      994,250
            USA TREASURY BILL                           05/29/97   5.100%       N/A     1,000,000par           958,530      979,220
                                                                                      -----------         -------------------------
                                                                                      $10,475,000par       $10,644,997  $10,549,652
                                                                                      ===========         -------------------------
        MUTUAL FUNDS:
            MFO OAKMARK FUND,HARRIS ASSOC.INVEST.TR.      N/A       N/A         N/A         4,394sh            $74,204     $142,157
            MFO OAKMARK INTERNATIONAL FUND                N/A       N/A         N/A         9,251sh            120,270      145,062
            MFB BENCHMARK SHORT-INTERMEDIATE BONDS        N/A       N/A         N/A         6,228sh            125,945      127,619
            MFO FIDELITY TREND FUND                       N/A       N/A         N/A        19,408sh          1,023,643    1,102,568
            MFO OAKMARK FUND, HARRIS ASSOC.INVEST.TR.     N/A       N/A         N/A        81,138sh          2,252,663    2,624,798
            MFO FIDELITY FUND                             N/A       N/A         N/A        98,675sh          2,117,392    2,437,266
            MFO VANGUARD/WINDSOR II                       N/A       N/A         N/A       156,899sh          3,054,578    3,738,894
            MFO T. ROWE PRICE INTERNATIONAL FUNDS         N/A       N/A         N/A       123,687sh          1,488,712    1,706,886
            MFB BENCHMARK SHORT-INTERMEDIATE BONDS        N/A       N/A         N/A        13,182sh            267,521      270,096
                                                                                      -----------         -------------------------
                                                                                          512,862sh        $10,524,927  $12,295,347
                                                                                      ===========         -------------------------



OLD REPUBLIC INTERNATIONAL CORPORATION                               SCHEDULE I
EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                            PAGE 2 of 2
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                         (c)
                                                        DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                        RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                        ---------------------------------------------------
                    (b)                                                                SHARES, PAR,                        (e)
       IDENTITY OF ISSUE, BORROWER,                     MATURITY   RATE OF             OR MATURITY           (d)         CURRENT
(a)    LESSOR, OR SIMILAR PARTY                           DATE    INTEREST  COLLATERAL    VALUE              COST          VALUE
---    -----------------------------------------------  --------  --------  ---------- ------------        ----------   ----------

       CORPORATE BONDS:
            ARCHER DANIELS MIDLAND CO.                  05/15/03    6.250%      N/A      $250,000par         $253,478     $244,225
            ALABAMA POWER CO.                           08/01/99    6.375%      N/A       250,000par          254,985      250,485
            AMERICAN BRANDS, INC.                       05/15/99    7.500%      N/A       250,000par          263,000      255,600
            AMERICAN HOME PRODUCTS CORP.                04/15/97    6.875%      N/A       250,000par          261,665      250,745
            BELLSOUTH TELECOMMUNICATIONS, INC.          02/01/00    6.500%      N/A       250,000par          262,835      251,875
            BP AMERICA, INC.                            12/01/97    8.875%      N/A       250,000par          261,748      256,525
            CAMPBELL SOUP CO.                           11/01/97    9.000%      N/A       250,000par          280,890      256,050
            CAROLINA POWER & LIGHT CO.                  02/01/00    6.125%      N/A       250,000par          253,063      247,360
            CHESAPEAKE & POTOMAC TELEPHONE CO.          05/01/03    6.000%      N/A       250,000par          249,068      240,950
            CINCINNATI G & E                            02/15/99    5.800%      N/A       250,000par          249,835      247,698
            COCA COLA CO.                               09/15/98    7.875%      N/A       250,000par          249,230      257,138
            DAYTON HUDSON CORP.                         03/01/99    7.500%      N/A       250,000par          260,233      255,808
            DILLIARD DEPARTMENT STORES, INC.            06/15/99    7.375%      N/A       215,000par          225,266      218,836
            EASTMAN KODAK CO.                           05/01/97    8.550%      N/A       202,000par          209,537      203,719
            EXXON CAPITAL CORP.                         08/15/97    7.875%      N/A       250,000par          250,938      253,240
            GANNETT, INC.                               03/01/98    5.250%      N/A       250,000par          247,338      248,110
            GTE NORTHWEST                               02/15/99    6.125%      N/A       250,000par          252,560      249,243
            CENTRAL TELEPHONE CO. OF CALIFORNIA         12/01/97    6.750%      N/A       250,000par          235,805      249,410
            HEINZ, H. J. CO.                            10/15/99    6.750%      N/A       250,000par          254,253      252,470
            IBM CORP.                                   11/01/97    6.375%      N/A       250,000par          250,830      250,903
            ICI WILMINGTON, INC.                        11/15/00    9.500%      N/A       250,000par          287,353      275,065
            INTERNATIONAL PAPER CO.                     03/15/00    9.700%      N/A       250,000par          282,083      271,715
            KELLOGG CO                                  07/15/97    5.900%      N/A       200,000par          199,570      200,338
            KIMBERLY-CLARK CORP.                        06/01/97    9.125%      N/A       200,000par          215,102      202,482
            LILLY, ELI                                  11/15/99    6.750%      N/A       250,000par          255,275      252,718
            LOUISVILLE GAS & ELECTRIC CO.               06/01/98    6.750%      N/A       250,000par          237,960      248,575
            MONONGAHELA POWER CO.                       04/01/00    5.625%      N/A       250,000par          247,223      244,153
            MORGAN, J.P. & CO.                          11/15/98    7.625%      N/A       250,000par          272,280      256,058
            MOUNTAIN STATES TELEPHONE & TELEGRAPH CO.   05/01/00    9.500%      N/A       250,000par          284,113      272,590
            NATIONAL RURAL UTILILITIES CO-OP FIN. CORP. 05/15/97    9.500%      N/A       250,000par          266,790      253,028
            NEW ENGLAND TELEPHONE & TELEGRAPH CO.       03/15/03    6.250%      N/A       250,000par          253,360      245,333
            NORDSTROM, INC.                             02/15/98    8.875%      N/A       250,000par          265,505      257,403
            NORFOLK & SOUTHERN RAILWAY SERIES D CERT.   08/01/99    6.500%      N/A       500,000par          501,670      500,990
            NORTHERN ILLINOIS GAS CO.                   02/01/97    5.500%      N/A       300,000par          298,800      299,898
            NORTHERN STATES POWER                       10/01/97    5.875%      N/A       250,000par          250,988      249,730
            NORWEST FINANCIAL, INC.                     04/15/98    5.500%      N/A       250,000par          248,155      248,625
            OHIO BELL TELEPHONE CO.                     05/01/00    5.750%      N/A       150,000par          151,839      146,397
            OKLAHOMA GAS & ELECTRIC CO.                 01/01/97    5.125%      N/A       500,000par          481,050      500,000
            PACIFIC TELEPHONE & TELEGRAPH CO.           05/01/00    4.625%      N/A       500,000par          437,855      472,680
            PENNEY, J. C., INC.                         11/15/98    5.375%      N/A       250,000par          247,580      246,403
            PEPSICO, INC.                               10/01/98    7.750%      N/A       250,000par          262,885      255,773
            PRIVATE EXPORT FUNDING CORP.                01/31/02    7.300%      N/A       500,000par          550,215      517,660
            ROCKWELL INTERNATIONAL CORP.                02/15/01    8.375%      N/A       250,000par          288,465      266,480
            SHELL OIL CO.                               12/15/98    6.950%      N/A       250,000par          258,458      253,315
            SOUTHERN BELL TELEPHONE & TELEGRAPH CO.     09/01/00    4.750%      N/A       500,000par          438,010      469,470
            SOUTHERN CALIFORNIA EDISON CO.              04/15/99    7.500%      N/A       500,000par          519,675      512,565
            TAMPA ELECTRIC CO.                          05/01/00    5.750%      N/A       250,000par          250,780      243,753
            TEXACO CAPITAL, INC.                        07/15/99    6.875%      N/A       500,000par          499,030      504,640
            UNION PACIFIC RAILROAD CO.                  01/15/98    6.440%      N/A       200,000par          202,192      200,798
            UPJOHN CO.                                  04/15/00    5.875%      N/A       250,000par          252,893      245,908
            WALMART STORES, INC.                        09/15/97    5.500%      N/A       250,000par          245,973      249,378
            WARNER LAMBERT                              09/01/98    8.000%      N/A       250,000par          270,373      256,600
            WEST PENN POWER CO.                         06/01/98    5.500%      N/A       250,000par          249,318      248,390
            WMX TECHNOLOGIES, INC.                      03/22/97    7.125%      N/A       250,000par          254,590      250,658
            XEROX CORP.                                 03/15/00    9.750%      N/A       250,000par          283,633      272,443
                                                                                      -----------     -----------------------------
                                                                                      $15,217,000par      $15,537,593  $15,332,393
                                                                                      ===========     -----------------------------
             PLAN TOTAL                                                                                   $88,619,143 $230,335,611
                                                                                                      =============================




OLD REPUBLIC INTERNATIONAL CORPORATION                              SCHEDULE II
EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES-
INVESTMENT ASSETS BOTH ACQUIRED AND SOLD IN 1996
DECEMBER 31, 1996
----------------------------------------------------------------------------------------------

                                                                              (b)
                                       DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                       DATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                       ---------------------------------------------------
               (a)                                                        PAR OR         (c)                  (d)
IDENTITY OF ISSUE, BORROWER,            MATURITY   RATE OF               MATURITY      COST OF            PROCEEDS OF
LESSOR, OR SIMILAR PARTY                  DATE     INTEREST  COLLATERAL   VALUE      ACQUISITIONS          DISPOSITIONS
--------------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENT FUNDS:
  LaSALLE NATIONAL TRUST-REMBRANDT
   TREASURY MONEY MARKET FUND              N/A       N/A        N/A          N/A     $18,022,425           $17,850,139

COMMON STOCKS:
  AMERICAN TELEPHONE & TELEGRAPH
   CORP. (2,300 SHARES)                    N/A       N/A        N/A          N/A         149,443               122,862
  ANGELICA CORP.
   (3,900 SHARES)                          N/A       N/A        N/A          N/A          78,312                82,873
  APPLIED MATERIALS, INC.
   (10,400 SHARES)                         N/A       N/A        N/A          N/A         298,665               269,568
  BROWNING-FERRIS INDUSTRIES
   (7,500 SHARES)                          N/A       N/A        N/A          N/A         199,350               185,956
  COOPER TIRE & RUBBER CO.
   (5,200 SHARES)                          N/A       N/A        N/A          N/A          99,266                99,031
  DSC COMMUNICATIONS CORP.
   (6,800 SHARES)                          N/A       N/A        N/A          N/A         155,819               209,945
  EXAR CORP.
  (5,000 SHARES)                           N/A       N/A        N/A          N/A          62,800                68,350
  HEWLETT-PACKARD CORP.
   (3,800 SHARES)                          N/A       N/A        N/A          N/A         145,778               168,078
  ILLINOIS TOOL WORKS
   (1,500 SHARES)                          N/A       N/A        N/A          N/A          95,588               101,314
  INTEL CORP.
  (2,800 SHARES)                           N/A       N/A        N/A          N/A         149,450               221,020
  IBM CORP.
   (1,000 SHARES)                          N/A       N/A        N/A          N/A          83,600               110,296
  LUCENT TECHNOLOGIES
   (2,000 SHARES)                          N/A       N/A        N/A          N/A          54,000                73,588
  MOTOROLA
   (1,800 SHARES)                          N/A       N/A        N/A          N/A         101,430                99,303
  ADR NOKIA
   (4,400 SHARES)                          N/A       N/A        N/A          N/A         149,402               156,916
  RUBBERMAID CORP.
   (5,000 SHARES)                          N/A       N/A        N/A          N/A         130,400               140,870
  SILICON GRAPHICS
  (7,200 SHARES)                           N/A       N/A        N/A          N/A         149,076               164,119
  TEXAS INSTRUMENTS, INC.
   (6,700 SHARES)                          N/A       N/A        N/A          N/A         297,899               307,154
  WAL-MART STORES, INC.
   (10,000 SHARES)                         N/A       N/A        N/A          N/A         225,800               246,692
  WMX TECHNOLOGIES, INC.
   (3,200 SHARES)                          N/A       N/A        N/A          N/A          99,056               100,941

UNITED STATES GOVERNMENT OBLIGATIONS:
    UNITED STATES TREASURY BILL         11/14/96    4.76%       N/A     $1,000,000      $987,475              $987,475



                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

             ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS for the year ended December 31, 1996


                                  ------------



                                          Dividend/                         Face Value
                                          Interest               Date of        of       Amount of              Net Gain
Identity of Party or Investment Involved    Rate     Maturity  Transaction  Investment  Transaction    Cost     or (Loss)
----------------------------------------  ---------  --------  -----------  ----------  ----------- ----------- ---------

Purchases of Investments
------------------------
  Collective Trust-Short-Term               N/A         N/A      VARIOUS   $46,897,185  $46,897,185  $46,897,185    -0-
   Investment Fund
  Rembrandt Treasury Money Market Fund      N/A         N/A      VARIOUS   $18,022,425  $18,022,425  $18,022,425    -0-

Sales of Investments
--------------------
  Collective Trust-Short-Term               N/A         N/A      VARIOUS   $42,422,099  $42,422,099  $42,422,099    -0-
   Investment Fund
  Rembrandt Treasury Money Market Fund      N/A         N/A      VARIOUS   $17,850,139  $17,850,139  $17,850,139    -0-

  Old Republic International
   Corporation Common Stock
   (544,991 shares)                                     N/A      VARIOUS       N/A     $13,278,558  $ 3,087,038  $10,191,520




Notes:
(A) This schedule lists all transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.
(B) The cost and the current value of asset for purchases of investments are not presented as they are the same.
