Form 10-Q
period 1997-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-05-14
CIK 74260

1


                       SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d)of the Securities Exchange
    Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      No. 36-2678171
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS  Employer Identification No.)
incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois                   60601
-------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code: 312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

                                                         Shares Outstanding
          Class                                            March 31, 1997
---------------------------                          -------------------------
Common Stock / $1 par value                                  86,491,596*


*Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.



                  There are 11 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 1997

                                      INDEX
-------------------------------------------------------------------------------

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

            CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                 4

            CONSOLIDATED  SUMMARY  STATEMENTS  OF  CASH  FLOWS            5

            NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS       6

            MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
              RESULTS  OF  OPERATIONS                                   7 - 8

PART  II  OTHER  INFORMATION                                            9 - 11

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
 -------------------------------------------------------------------------------------------------------------

                                                                                      March 31,   December 31,
                                                                                        1997          1996
                                                                                    ------------  ------------
               Assets
  Investments: Held to maturity:
                   Fixed maturity securities (at amortized cost) (fair value:
                    $2,062.1 and $2,045.6)                                             $2,072.9      $2,022.9
                   Other long-term investments (at cost)                                   25.6          25.1
                                                                                    ------------  ------------
                   Total                                                                2,098.5       2,048.1
                                                                                    ------------  ------------
               Available for sale:
                   Fixed maturity securities (at fair value) (cost: $2,001.2
                    and $1,957.7                                                        1,995.1       1,984.2
                   Equity securities (at fair value) (cost: $64.5 and $74.6)               99.4         116.1
                   Short-term investments (at fair value which approximates cost)         242.7         265.7
                                                                                    ------------  ------------
                   Total                                                                2,337.2       2,366.0
                                                                                    ------------  ------------
               Total investments                                                        4,435.8       4,414.2
                                                                                    ------------  ------------

  Other Assets:Cash                                                                        27.7          35.3
               Accrued investment income                                                   77.6          72.2
               Accounts and notes receivable                                              299.2         298.7
               Reinsurance balances and funds held                                        110.5         112.8
               Reinsurance recoverable: Paid losses                                        29.4          26.5
                                        Policy and claim reserves                       1,379.7       1,396.2
               Deferred policy acquisition costs                                          113.5         114.6
               Sundry assets                                                              188.3         185.3
                                                                                    ------------  ------------
                                                                                        2,226.3       2,241.9
                                                                                    ------------  ------------
                   Total Assets                                                        $6,662.1      $6,656.2
                                                                                    ============  ============

  ------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                    $178.4        $183.6
               Losses, claims and settlement expenses                                   3,536.7       3,541.8
               Unearned premiums                                                          372.4         386.8
               Other policyholders' benefits and funds                                     66.0          65.3
                                                                                    ------------  ------------
                   Total policy liabilities and accruals                                4,153.5       4,177.5
               Commissions, expenses, fees and taxes                                       98.5         112.6
               Reinsurance balances and funds                                             178.5         173.7
               Federal income tax payable: Current                                         13.6           1.9
                                           Deferred                                        36.2          39.1
               Debt and debt equivalents                                                  164.1         154.0
               Sundry liabilities                                                          80.9          76.5
                                                                                    ------------  ------------
                   Total liabilities                                                    4,725.7       4,735.6
                                                                                    ------------  ------------

  Preferred    Redeemable convertible preferred stock                                      19.3          19.3
  Stock:       Convertible preferred stock                                                  1.0           1.2
                                                                                    ------------  ------------
                   Total preferred stock                                                   20.3          20.6
                                                                                    ------------  ------------

  Common       Common stock                                                                96.1          96.0
  Shareholders'Additional paid-in capital                                                 577.4         575.6
  Equity:      Net unrealized appreciation of securities                                   18.2          43.4
               Retained earnings                                                        1,277.9       1,223.3
               Treasury stock (at cost)                                                   (53.6)        (38.4)
                                                                                    ------------  ------------
                   Total Common Shareholders' Equity                                    1,916.0       1,900.0
                                                                                    ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                  $6,662.1      $6,656.2
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

                                                                              4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
 ---------------------------------------------------------------------------------------------------------------

                                                                                          Quarters Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                         1997        1996
                                                                                      ----------- -----------
  Revenues:      Net premiums earned                                                      $345.7      $320.1
                 Title, escrow and other fees                                               31.8        33.6
                 Net investment income                                                      67.7        65.5
                 Realized investment gains                                                  10.8         5.8
                 Other income                                                                5.7         5.7
                                                                                      ----------- -----------
                     Net revenues                                                          461.8       430.9
                                                                                      ----------- -----------

  Expenses:      Benefits, claims and settlement expenses                                  193.5       182.5
                 Underwriting, acquisition and insurance expenses                          170.7       165.0
                 Interest and other expenses                                                 3.0         6.1
                                                                                      ----------- -----------
                     Total expenses                                                        367.2       353.7
                                                                                      ----------- -----------
                 Income before income taxes and items below                                 94.5        77.1
                                                                                      ----------- -----------

  Income Taxes:  Currently payable                                                          19.5        14.4
                 Deferred                                                                   10.0         9.7
                                                                                      ----------- -----------
                     Total income taxes                                                     29.5        24.1
                                                                                      ----------- -----------
                                                                                            64.9        52.9
                 Other items - net                                                           0.2         0.4
                                                                                      ----------- -----------
                 Income before extraordinary item                                           65.2        53.4
                 Extraordinary item (net of tax credits of $1.8)                             ---        (3.3)
                                                                                      ----------- -----------
  Net Income:                                                                              $65.2       $50.0
                                                                                      =========== ===========


  Earnings and
  Dividends Per
  Common Share:  Primary Earnings:
                    Before extraordinary item                                              $0.68       $0.58
                    Extraordinary item                                                       ---       (0.04)
                                                                                      ----------- -----------
                    Net income                                                             $0.68       $0.54
                                                                                      =========== ===========

                 Fully Diluted Earnings:
                    Before extraordinary item                                              $0.68       $0.56
                    Extraordinary item                                                       ---       (0.04)
                                                                                      ----------- -----------
                    Net income                                                             $0.68       $0.52
                                                                                      =========== ===========

                 Cash dividends                                                           $0.110      $0.087
                                                                                      =========== ===========

                 Stock dividends                                                             --%         50%
                                                                                      =========== ===========

                 Average   number  of  common  and  common   equivalent   shares
                  outstanding:
                                    Primary                                            94,644,566  90,969,694
                                                                                      =========== ===========
                                    Fully Diluted                                      94,844,466  94,479,448
                                                                                      =========== ===========


  See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
 ---------------------------------------------------------------------------------------------------------------
                                                                                         Quarters Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   ------------  ------------
  Cash flows from operating activities:
    Net income                                                                           $65.2         $50.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                    1.3           1.1
      Premiums and other receivables                                                       1.2          13.6
      Unpaid claims and related items                                                      8.4           3.7
      Future policy benefits and policyholders' funds                                    (17.3)        (13.8)
      Income taxes                                                                        22.3           7.6
      Reinsurance balances and funds                                                       4.1          (0.1)
      Accounts payable, accrued expenses and other                                       (13.6)        (27.4)
                                                                                   ------------  ------------
    Total                                                                                 71.8          34.9
                                                                                   ------------  ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       39.7          23.6
         Other                                                                             ---           ---
      Available for sale:
         Maturities and early calls                                                       36.1          48.9
         Other                                                                             6.5          15.4
    Sales of equity securities                                                            11.4           5.4
    Sales of other investments                                                             0.8           1.6
    Sales of fixed assets for company use                                                  0.8           0.3
    Purchases of fixed maturity securities:
      Held to maturity                                                                   (89.6)        (46.4)
      Available for sale                                                                 (88.0)        (50.4)
    Purchases of equity securities                                                        (1.4)         (8.3)
    Purchases of other investments                                                        (1.2)         (0.4)
    Purchases of fixed assets for company use                                             (2.9)         (2.6)
    Other-net                                                                             (0.5)         (1.3)
                                                                                   ------------  ------------
    Total                                                                                (88.2)        (14.2)
                                                                                   ------------  ------------

  Cash flows from financing activities:
    Increase in term loans                                                                10.0          22.0
    Issuance of preferred and common stocks                                                1.7          11.8
    Repayments of term loans                                                               ---          (1.0)
    Redemption of debentures and notes                                                    (0.3)        (75.0)
    Dividends on common shares                                                            (9.5)         (7.3)
    Dividends on preferred shares                                                         (0.7)         (1.9)
    Purchase of treasury stock                                                           (15.2)          ---
    Other-net                                                                              ---           ---
                                                                                   ------------  ------------
    Total                                                                                (14.1)        (51.4)
                                                                                   ------------  ------------

  Increase (decrease) in cash and short-term investments                                 (30.6)        (30.8)
    Cash and short-term investments, beginning of period                                 301.0         332.1
                                                                                   ------------  ------------
    Cash and short-term investments, end of period                                      $270.4        $301.3
                                                                                   ============  ============

  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                            $2.0          $7.0
                                                                                   ============  ============
      Income taxes                                                                        $7.8         $15.4
                                                                                   ============  ============

  See accompanying notes.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
-------------------------------------------------------------------------------


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

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FAS-128) Earnings Per Share, in February, 1997. This statement is effective for accounting periods ending after December 15, 1997. Earlier application is not permitted.

    FAS-128 establishes a new methodology for computing earnings per share. It replaces Primary Earnings Per Share with Basic Earnings Per Share. Basic Earnings Per Share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Fully Diluted Earnings Per Share per FAS-128 is computed in a fashion similar to existing FASB pronouncements.

    Pursuant to FAS-128, Basic Earnings Per Share would be as follows:

                                                         March 31,
                                           ------------------------------------
                                               1997                   1996
                                               ----                   ----
      Basic Earnings Per Share:
       Before extraordinary item           $        .74           $       .61
       Extraordinary item                         -                      (.04)
                                           ------------           -----------
       Net income                          $        .74           $       .57
                                           ============           ===========


2.  Common Share Data:

    Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters ended March 31, 1997 and 1996. Retroactive adjustment has been made for all stock dividends and splits declared through March 31, 1997. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $-- and $1.2 for the quarters ended March 31, 1997 and 1996, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

    Common shares outstanding were 86,491,596 at March 31, 1997 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $18.2 at March 31, 1997. Unrealized appreciation of investments, before applicable income taxes of $10.4, at March 31, 1997 included gross unrealized gains and (losses) of $54.3 and $(25.6), respectively.

    For the quarters ended March 31, 1997 and 1996, net unrealized depreciation of investments, net of deferred income taxes, amounted to $25.2 and $31.7, respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 1997 and 1996
-------------------------------------------------------------------------------


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at March 31, 1997 reflected an increase in assets of 0.1%, a decrease in liabilities of 0.2%, and an increase in common shareholders' equity of 0.8% when compared to the immediately preceding year-end. Cash and invested assets represented 68.2% and 67.9% of consolidated assets as of March 31, 1997 and December 31, 1996, respectively. Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1997 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1997, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first quarter of 1997, Old Republic's commitment to equity securities decreased by 14.4% vis-a-vis the related invested balance at year-end 1996. As of March 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $2.10 billion at March 31, 1997 consisted of debt and debt equivalents of $164.1 million, redeemable convertible preferred stock of $19.3 million (excluding $8.8 million of such stock classified as a debt equivalent), convertible preferred stock of $1.0 million, and common shareholders' equity of $1.91 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 1997 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares offset to some degree by a decline in the value of bonds and stocks carried at market value and the reacquisition of approximately $15 million worth of common shares pursuant to a previously announced plan.

In February 1996, the Company called for redemption its 10% debentures maturing in 2018 ($75.0 million principal amount ) and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 million principal amount); in April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 million principal amount); redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt decline by $215.0 million while its common shareholders' equity account rose by $108.6 during 1996. In December 1996, the Company redeemed all ($54.8 million) of its Series "H" cumulative preferred stock with available funds.

                              RESULTS OF OPERATIONS

Revenues:
Net premiums and fees earned in the first quarter of 1997 amounted to $377.5 million and were 6.7% above the amount reported for the first quarter of 1996. For the first three months of 1997, the Company's General Insurance Group posted a 4.3% increase in earned premiums to $214.0 million as growth continued at a slow pace due to a soft pricing environment. Premium growth in the Mortgage Guaranty Group was enhanced by a rise in the amount of renewal and new business, and market expansion; the year over year increase in earned premiums was 26.2% to $64.7 million. Title Group premium and fee revenues were nearly flat at $83.7 million in the first quarter of 1997 when compared to the same quarter of 1996; while the Life and Health Group's premium volume increased moderately.

Consolidated net investment income was $67.7 million in the first quarter of 1997 compared to $65.5 million in the same quarter of 1996. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. In 1996, the Company, as previously mentioned, used internal funds to refund most of the above noted debt and preferred stock redemptions, thus reducing its invested asset base. The average annualized yield on investments was approximately 6.1% at the end of March 31, 1997 and 1996, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various time and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $10.8 million in the first quarter of 1997 were mostly due to the sale of equity securities. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first quarter of 1997, approximately 92% of total dispositions represented maturities and early calls of existing holdings; for the year 1996 these transactions amounted to approximately 72% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 51% and 52% in the first quarters of 1997 and 1996, respectively. Claims experience for property and liability coverages improved in both periods due to reduced costs from participation in involuntary workers' compensation pool as well as more moderate claim and benefit costs in its voluntary business. Mortgage Guaranty claim costs were higher during the first quarter of 1997 compared to the same period in 1996 because the loan default rate has continued to trend higher. The Title Group and Life Group claim costs were basically stable in both quarterly periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 45% and 47% in the first quarters of 1997 and 1996, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto.

Income from Operations and Net Income:
Income from operations before realized investment gains, taxes and other items increased by 17.5% in the first quarter of 1997 when compared to the same period one year ago. The Corporation's General and Mortgage Guaranty insurance segments reflected higher pre-tax operating earnings. The Title insurance segment posted a decline in pre-tax operating earnings for the first quarter of 1997 compared to the first quarter of 1996 for the aforementioned reasons and a 3.5% increase in expenses. Life insurance results were basically flat.

The effective consolidated income tax rate was 31% in the first quarters of 1997 and 1996, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

The aforementioned early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 million (4 cents per share) that has been reflected as an extraordinary item in 1996's first quarter.


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





Date:   May 13, 1997
     ------------------






                                                 /s/ Paul D. Adams
                                          ------------------------------------
                                                     P.  D.  Adams
                                                Senior Vice President &
                                                Chief Financial Officer