Form 10-Q
period 1997-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-08-13
CIK 74260

                       SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
   [ ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                Shares Outstanding
              Class                               June 30, 1997
    ---------------------------                 ------------------
    Common Stock / $1 par value                    86,887,594 *


* Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.



                  There are 12 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 1997

                                      INDEX
-------------------------------------------------------------------------------

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

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
 --------------------------------------------------------------------------------------------------------------

                                                                                      June 30,    December 31,
                                                                                        1997          1996
                                                                                    ------------  ------------
               Assets

  Investments: Held to maturity:
                   Fixed maturity securities (at amortized cost)
                      (fair value: $2,111.5 and $2,045.6)                              $2,097.2      $2,022.9
                   Other long-term investments (at cost)                                   15.6          25.1
                                                                                    ------------  ------------
                   Total                                                                2,112.8       2,048.1
                                                                                    ------------  ------------
               Available for sale:
                   Fixed maturity securities (at fair value)
                      (cost: $2,010.6 and $1,957.7)                                     2,027.3       1,984.2
                   Equity securities (at fair value) (cost: $61.6 and $74.6)              111.7         116.1
                   Short-term investments (at fair value which approximates cost)         357.2         265.7
                                                                                    ------------  ------------
                   Total                                                                2,496.2       2,366.0
                                                                                    ------------  ------------
               Total investments                                                        4,609.1       4,414.2
                                                                                    ------------  ------------

  Other Assets:Cash                                                                        31.0          35.3
               Accrued investment income                                                   72.8          72.2
               Accounts and notes receivable                                              301.8         298.7
               Reinsurance balances and funds held                                        102.8         112.8
               Reinsurance recoverable:Paid losses                                         32.1          26.5
                                       Policy and claim reserves                        1,356.4       1,396.2
               Deferred policy acquisition costs                                          116.9         114.6
               Sundry assets                                                              203.0         185.3
                                                                                    ------------  ------------
                                                                                        2,217.2       2,241.9
                                                                                    ------------  ------------
                   Total Assets                                                        $6,826.3      $6,656.2
                                                                                    ============  ============
  -------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                    $177.3        $183.6
               Losses, claims and settlement expenses                                   3,528.6       3,541.8
               Unearned premiums                                                          363.0         386.8
               Other policyholders' benefits and funds                                     59.2          65.3
                                                                                    ------------  ------------
                   Total policy liabilities and accruals                                4,128.2       4,177.5
               Commissions, expenses, fees and taxes                                      112.9         112.6
               Reinsurance balances and funds                                             160.3         173.7
               Federal income tax payable:Current                                          10.1           1.9
                                          Deferred                                         61.8          39.1
               Debt and debt equivalents                                                  235.7         154.0
               Sundry liabilities                                                          77.4          76.5
                                                                                    ------------  ------------
                   Total liabilities                                                    4,786.6       4,735.6
                                                                                    ------------  ------------

  Preferred    Redeemable convertible preferred stock                                      20.4          19.3
  Stock:       Convertible preferred stock                                                  1.0           1.2
                                                                                    ------------  ------------
                   Total preferred stock                                                   21.5          20.6
                                                                                    ------------  ------------

  Common       Common stock                                                                96.7          96.0
  Shareholders'Additional paid-in capital                                                 580.7         575.6
  Equity:      Net unrealized appreciation of securities                                   42.8          43.4
               Retained earnings                                                        1,357.1       1,223.3
               Treasury stock (at cost)                                                   (59.3)        (38.4)
                                                                                    ------------  ------------
                   Total Common Shareholders' Equity                                    2,018.2       1,900.0
                                                                                    ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                  $6,826.3      $6,656.2
                                                                                    ============  ============

  See accompanying notes.


                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
 ---------------------------------------------------------------------------------------------------------------

                                                                 Quarters Ended          Six Months Ended
                                                                     June 30,                 June 30,
                                                             -----------------------  -----------------------
                                                                 1997        1996         1997        1996
                                                             ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                             $361.8      $341.7       $707.6      $661.9
                 Title, escrow and other fees                      40.7        40.6         72.5        74.3
                 Net investment income                             65.9        63.9        133.6       129.5
                 Realized investment gains                          5.3         1.3         16.1         7.1
                 Other income                                      18.7         5.5         24.4        11.3
                                                             ----------- -----------  ----------- -----------
                     Net revenues                                 492.6       453.3        954.4       884.2
                                                             ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses         192.2       193.6        385.7       376.1
                 Underwriting, acquisition and
                    insurance expenses                            176.4       172.2        347.2       337.3
                 Interest and other expenses                        3.0         3.7          6.1         9.9
                                                             ----------- -----------  ----------- -----------
                     Total expenses                               371.8       369.6        739.0       723.4
                                                             ----------- -----------  ----------- -----------
                 Income before income taxes and items below       120.8        83.7        215.3       160.8
                                                             ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                 19.7        13.3         39.2        27.8
                 Deferred                                          13.0        13.7         23.1        23.4
                                                             ----------- -----------  ----------- -----------
                     Total income taxes                            32.7        27.0         62.3        51.2
                                                             ----------- -----------  ----------- -----------
                                                                   88.0        56.6        153.0       109.6
                 Other items - net                                  0.2         0.4          0.5         0.8
                                                             ----------- -----------  ----------- -----------
                 Income before extraordinary item                  88.3        57.0        153.5       110.5
                 Extraordinary item (net of tax credits
                    of $.6 and $2.4, respectively)                  ---        (1.1)         ---        (4.4)
                                                             ----------- -----------  ----------- -----------
  Net Income:                                                     $88.3       $55.9       $153.5      $106.0
                                                             =========== ===========  =========== ===========


  Earnings and
  Dividends Per
  Common Share:  Primary Earnings:
                    Before extraordinary item                     $0.94       $0.59        $1.62       $1.17
                    Extraordinary item                              ---       (0.01)         ---       (0.05)
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.94       $0.58        $1.62       $1.12
                                                             =========== ===========  =========== ===========

                 Fully Diluted Earnings:
                    Before extraordinary item                     $0.94       $0.59        $1.62       $1.15
                    Extraordinary item                              ---       (0.01)         ---       (0.05)
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.94       $0.58        $1.62       $1.10
                                                             =========== ===========  =========== ===========


                 Cash dividends                                  $0.130      $0.110       $0.240      $0.197
                                                             =========== ===========  =========== ===========

                 Stock dividends                                    --%         --%          --%         50%
                                                             =========== ===========  =========== ===========

                 Average number of common and common
                  equivalent shares outstanding:

                                    Primary                  94,097,186  94,113,365   94,302,434  92,546,115
                                                             =========== ===========  =========== ===========

                                    Fully Diluted            94,460,715  94,420,963   94,723,622  94,454,866
                                                             =========== ===========  =========== ===========

  See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
 --------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   ------------  ------------
  Cash flows from operating activities:
    Net income                                                                          $153.5        $106.0
    Change in non-cash items:
      Deferred policy acquisition costs                                                   (1.8)          0.9
      Premiums and other receivables                                                      (0.1)          9.3
      Unpaid claims and related items                                                     22.5          28.0
      Future policy benefits and policyholders' funds                                    (28.0)        (21.5)
      Income taxes                                                                        30.9          21.5
      Reinsurance balances and funds                                                      (9.1)         (5.9)
      Accounts payable, accrued expenses and other                                       (15.3)        (19.4)
                                                                                   ------------  ------------
    Total                                                                                152.4         118.9
                                                                                   ------------  ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                       71.9          52.5
      Available for sale:
         Maturities and early calls                                                       87.4         105.7
         Other                                                                            44.9          47.5
    Sales of equity securities                                                            16.8          10.9
    Sales of other investments                                                            11.3           3.2
    Sales of fixed assets for company use                                                  1.6           1.0
    Purchases of fixed maturity securities:
      Held to maturity                                                                  (146.5)       (144.9)
      Available for sale                                                                (185.8)        (87.3)
    Purchases of equity securities                                                        (3.8)        (13.7)
    Purchases of other investments                                                        (1.7)         (1.1)
    Purchases of fixed assets for company use                                             (5.7)         (5.7)
    Purchase of investment in subsidiaries                                                 ---          (1.0)
    Other-net                                                                             (2.1)         (6.9)
                                                                                   ------------  ------------
    Total                                                                               (111.6)        (39.9)
                                                                                   ------------  ------------

  Cash flows from financing activities:
    Increase in term loans                                                                10.0          52.0
    Issuance of preferred and common stocks                                                3.9          12.2
    Issuance of debentures and notes                                                     116.8           ---
    Repayments of term loans                                                             (42.0)        (47.1)
    Redemption of debentures and notes                                                    (0.8)       (105.0)
    Dividends on common shares                                                           (20.8)        (16.8)
    Dividends on preferred shares                                                         (1.4)         (3.9)
    Purchase of treasury stock                                                           (20.8)          ---
    Other-net                                                                              1.7           1.2
                                                                                   ------------  ------------
    Total                                                                                 46.4        (107.4)
                                                                                   ------------  ------------

  Increase (decrease) in cash and short-term investments                                  87.2         (28.4)
    Cash and short-term investments, beginning of period                                 301.0         332.1
                                                                                   ------------  ------------
    Cash and short-term investments, end of period                                      $388.2        $303.7
                                                                                   ============  ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                            $4.1         $10.4
                                                                                   ============  ============
      Income taxes                                                                       $31.1         $28.4
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

    Pursuant to FAS-128, Basic Earnings Per Share would be as follows:

                                       Quarters Ended        Six Months Ended
                                          June 30,              June 30,
                                     ------------------    -------------------

                                       1997       1996       1997        1996
                                       ----       ----       ----        ----

    Basic Earnings Per Share:
      Before extraordinary item      $  1.01    $   .63    $  1.75     $  1.25
      Extraordinary item                   -       (.01)         -        (.05)
                                     -------    -------    -------     -------
      Net income                     $  1.01    $   .62    $  1.75     $  1.20
                                     =======    =======    =======     =======


2.  Common Share Data:
    -----------------
    Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and six months ended June 30, 1997 and 1996. Retroactive adjustment has been made for all stock dividends and splits declared through June 30, 1997. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $-- and $.1 for the quarter and six months ended June 30, 1997, respectively, and $1.2 and $2.4 for the quarter and six months ended June 30, 1996, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

    Common shares outstanding were 86,887,594 at June 30, 1997 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.  Unrealized Appreciation of Investments:
    --------------------------------------
    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $42.8 at June 30, 1997. Unrealized appreciation of investments, before applicable income taxes of $23.6, at June 30, 1997 included gross unrealized gains and (losses) of $78.8 and $(12.2), respectively.

    For the six months ended June 30, 1997 and 1996, net unrealized depreciation of investments, net of deferred income taxes, amounted to $.5 and $42.0, respectively.

                                                                              7
                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
-------------------------------------------------------------------------------
                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               NON-RECURRING ITEMS

In this year's second quarter, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolution with the Internal Revenue Service of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6 million, reduced income tax expense by $5.9 million and increased after-tax consolidated earnings by $14.2 million for the quarter and six months ended June 30, 1997.

                               FINANCIAL POSITION

Old Republic's financial position at June 30, 1997 reflected increases in assets, liabilities and common shareholders' equity of 2.6%, 1.1% and 6.2%, respectively when compared to the immediately preceding year-end. Cash and invested assets represented 69.0% and 67.9% of consolidated assets as of June 30, 1997 and December 31, 1996, respectively. Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1997 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1997, the
Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first six months of 1997, Old Republic's commitment to equity securities decreased by 3.8% vis-a-vis the related invested balance at year-end 1996. As of June 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in this year's first half. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $2.27 billion at June 30, 1997 consisted of debt and debt equivalents of $235.7 million, redeemable convertible preferred stock of $20.4 million (excluding $6.1 million of such stock classified as a debt equivalent), convertible preferred stock of $1.0 million, and common shareholders' equity of $2.01 billion. The increase in the common shareholders' equity account during the six months ended June 30, 1997 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares offset to some degree by a slight decline in the value of bonds and stocks carried at market value and the reacquisition of approximately $21 million worth of common shares pursuant to a previously announced plan.

During the second quarter of 1997, the Company issued $115 million of 7% debentures maturing June 15, 2007. Proceeds from this offering will be used to redeem commercial paper debt, $42 million in the second quarter, and other general corporate purposes.

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

                             RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first half of 1997 amounted to $780.1 million and were 6.0% above the amount reported for the first half of 1996. For the second quarter of 1997, consolidated net premiums and fees earned amounted to $402.5 million, 5.3% above the amount reported for the second quarter of 1996. For the second quarter of 1997, the General Insurance Group posted a 1.9% increase in earned premiums to $227.5 million. Growth continued at a slow pace, as the company retained a disciplined underwriting posture in a highly competitive market. Premium growth in the Mortgage Guaranty Group was enhanced principally by a rise in the amount of renewal business and market expansion; as a result, earned premiums increased by 21.2% to $66.5 million from $54.9 million in the year-ago quarter. Title Group premium and fee revenues increased 4.1% to $97.7 million in the second quarter of 1997 when compared to the same quarter of 1996, while the Life and Health Group's premium volume increased moderately to $10.7 million.

The General Insurance Group's net premiums earned increased 3.1% to $441.5 million in the first half of 1997. The Mortgage Guaranty Group continued to experience double-digit volume growth and reported net premiums earned of $131.1 million, an increase of 23.6%. The Title Insurance Group reported premiums and fees in the first half of $181.5 million, up from $177.6 million in the year-ago period. Life and health premiums also rose 7.3% to $25.7 million during the same 1997 period, but remained at approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $133.6 million in the first half of 1997 and $65.9 million in the second quarter of 1997 compared to $129.5 million and $63.9 million, respectively in the same quarter and six month periods of 1996. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. In 1996, the Company, as previously noted, used internal funds to refund an aggregate of $159.8 million of outstanding debt and preferred stock, thus reducing its invested asset base. The average annualized yield on investments was approximately 6.0% at the end of June 30, 1997 and 1996, respectively. These yields reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, recurring changes in interest rates, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $16.1 million in the first half of 1997 were mostly due to the sale of equity securities. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first six months of 1997, approximately 78% of total dispositions represented maturities and early calls of existing holdings; for the year 1996 these transactions amounted to approximately 72% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 49% and 51% in the first six months of 1997 and 1996, respectively. For the second quarter of each year, these ratios were 48% in 1997 and 51% in 1996. Claims experience for property and liability coverages improved in both periods due to reduced costs from participation in involuntary workers' compensation pools, and more moderate claim and benefit costs for most coverages in its voluntary business. Mortgage Guaranty claim costs were slightly higher in the second quarter and first half of 1997, when compared to the same periods in 1996 as the loan default rate has continued to trend higher. Title and Life Group claim costs were basically stable in both quarterly and six months periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 45% and 46% in the first six months of 1997 and 1996, respectively. These ratios were 44% and 45% for the second quarters of 1997 and 1996, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. During each of the periods reported upon, these ratios were basically stable for each of the Company's major segments.

Income from Operations and Net Income:
Income from operations before realized investment gains, taxes and other items increased by 40.1% in the second quarter and 29.6% in the first six months of 1997 when compared to the same periods one year ago. Excluding the aforementioned non-recurring item, income from operations before realized investment gains, taxes and other items increased by 24.9% and 21.3% in the second quarter and first six months of 1997 when compared to the same periods in 1996. The Corporation's General, Mortgage Guaranty and Life insurance segments reflected higher pre-tax operating earnings for each period reported upon. The Title insurance segment posted a decline in pre-tax operating earnings for the first half of 1997 compared to the first half of 1996 for the aforementioned reasons and a greater increase in expenses than revenues.

The effective consolidated income tax rate, excluding the effects of the non-recurring items, was 32% in the second quarters and six month periods of 1997 and 1996, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

The aforementioned early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 million (4 cents per share) that has been reflected as an extraordinary item in 1996's first quarter while the retirement of the Company's 11.5% debentures of 2015 produced an additional net of tax charge of $1.1 million (1 cent per share) that has been reflected as an extraordinary item in 1996's second quarter.

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

(a)  The annual meeting of registrant's shareholders was held on May 23, 1997.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)  At the meeting, the shareholders voted on the following matters:

     1. The election of four Class I directors. There were at least 85,427,513 affirmative votes for each director and no more than 884,457 votes withheld.

     2. A shareholder had advised the company that he proposed making a resolution regarding the eligibility of directors to be nominated or renominated for election after attaining age 70. The shareholder, however, failed to attend the Annual Shareholders Meeting and no resolution was made or brought to a vote.

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     1.   Earnings per share.

(b)  Reports on Form 8-K
     1. The registrant filed a report on Form 8-K on May 30, 1997 reporting on the adoption of amendments to a Rights Agreement between the Company and the First Chicago Trust Company of New York. The amended and restated Rights Agreement dated May 15, 1997 was filed as an exhibit to a Form 8-A filed the same day. Also, attached as an exhibit to the Form 8-A was a Certificate of Designation of a Series A Junior Participating Preferred Stock which would be issued pursuant to the Rights Agreement.

     2. The registrant filed a report on Form 8-K on June 19, 1997 reporting on the issuance of $115,000,000 of aggregate principal amount of 7% debentures due June 15, 2007. This issuance was made supplement to a registration made June 1, 1992 on a Form S-3.

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





                                       Old Republic International Corporation
                                       --------------------------------------
                                                     (Registrant)





Date: August 13, 1997
      ---------------




                                                  /s/ Paul. D. Adams
                                       --------------------------------------
                                                     P. D. Adams
                                                Senior Vice President &
                                                Chief Financial Officer