Form 10-Q
period 1997-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1997-11-13
CIK 74260

                       SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended September 30, 1997 or
[ ] Transition report pursuant to section 13 or 15(d)of the Securities Exchange
        Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                        Shares Outstanding
           Class                                        September 30, 1997
---------------------------                          ------------------------
Common Stock / $1 par value                                 92,803,887 *


* Excludes 6,658,901 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.



                  There are 12 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 1997

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

PART II  OTHER  INFORMATION                                         10 - 12

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
 ----------------------------------------------------------------------------------------------------------------------------------

                                                                                    September 30, December 31,
                                                                                        1997          1996
                                                                                    ------------  ------------
              Assets

  Investments: Held to maturity:
                   Fixed maturity securities (at amortized cost)
                     (fair value: $2,150.1 and $2,045.6)                               $2,109.5      $2,022.9
                   Other long-term investments (at cost)                                   17.4          25.1
                                                                                    ------------  ------------
                   Total                                                                2,127.0       2,048.1
                                                                                    ------------  ------------
               Available for sale:
                   Fixed maturity securities (at fair value)
                     (cost: $2,038.9 and $1,957.7)                                      2,080.5       1,984.2
                   Equity securities (at fair value) (cost: $60.5 and $74.6)              117.5         116.1
                   Short-term investments (at fair value which approximates cost)         314.2         265.7
                                                                                    ------------  ------------
                   Total                                                                2,512.3       2,366.0
                                                                                    ------------  ------------
               Total investments                                                        4,639.3       4,414.2
                                                                                    ------------  ------------

  Other Assets:Cash                                                                        33.0          35.3
               Accrued investment income                                                   74.6          72.2
               Accounts and notes receivable                                              323.3         298.7
               Reinsurance balances and funds held                                         89.9         112.8
               Reinsurance recoverable:Paid losses                                         25.1          26.5
                                       Policy and claim reserves                        1,351.5       1,396.2
               Deferred policy acquisition costs                                          122.8         114.6
               Sundry assets                                                              204.2         185.3
                                                                                    ------------  ------------
                                                                                        2,224.8       2,241.9
                                                                                    ------------  ------------
                   Total Assets                                                        $6,864.2      $6,656.2
                                                                                    ============  ============
  ------------------------------------------------------------------------------------------------------------
               Liabilities, Preferred Stock and
                   Common Shareholders' Equity

  Liabilities: Future policy benefits                                                    $182.0        $183.6
               Losses, claims and settlement expenses                                   3,557.7       3,541.8
               Unearned premiums                                                          370.1         386.8
               Other policyholders' benefits and funds                                     58.2          65.3
                                                                                    ------------  ------------
                   Total policy liabilities and accruals                                4,168.0       4,177.5
               Commissions, expenses, fees and taxes                                      122.6         112.6
               Reinsurance balances and funds                                             138.6         173.7
               Federal income tax payable:Current                                           3.8           1.9
                                          Deferred                                         88.3          39.1
               Debt and debt equivalents                                                  151.0         154.0
               Sundry liabilities                                                          86.6          76.5
                                                                                    ------------  ------------
                   Total liabilities                                                    4,759.2       4,735.6
                                                                                    ------------  ------------

  Preferred    Redeemable convertible preferred stock                                       ---          19.3
  Stock:       Convertible preferred stock                                                  1.0           1.2
                                                                                    ------------  ------------
                   Total preferred stock                                                    1.0          20.6
                                                                                    ------------  ------------

  Common       Common stock                                                               103.0          96.0
  Shareholders'Additional paid-in capital                                                 603.1         575.6
  Equity:      Guaranteed obligation - ESSOP                                               (6.1)          ---
               Net unrealized appreciation of securities                                   64.0          43.4
               Retained earnings                                                        1,413.9       1,223.3
               Treasury stock (at cost)                                                   (74.1)        (38.4)
                                                                                    ------------  ------------
                   Total Common Shareholders' Equity                                    2,103.9       1,900.0
                                                                                    ------------  ------------
                   Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                  $6,864.2      $6,656.2
                                                                                    ============  ============

  See accompanying notes.

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
 ----------------------------------------------------------------------------------------------------------------------------------

                                                                 Quarters Ended          Nine Months Ended
                                                                  September 30,            September 30,
                                                             -----------------------  -----------------------
                                                                1997        1996         1997        1996
                                                             ----------- -----------  ----------- -----------
  Revenues:      Net premiums earned                             $372.4      $342.6     $1,080.0    $1,004.5
                 Title, escrow and other fees                      44.3        37.0        116.9       111.3
                 Net investment income                             69.0        65.3        202.7       194.8
                 Realized investment gains                          1.4         6.2         17.6        13.4
                 Other income                                       5.8         4.7         30.3        16.0
                                                             ----------- -----------  ----------- -----------
                     Net revenues                                 493.2       456.0      1,447.7     1,340.2
                                                             ----------- -----------  ----------- -----------

  Expenses:      Benefits, claims and settlement expenses         201.7       185.9        587.5       562.1
                 Underwriting, acquisition and
                     insurance expenses                           186.4       176.6        533.6       513.9
                 Interest and other expenses                        3.9         2.9         10.0        12.9
                                                             ----------- -----------  ----------- -----------
                     Total expenses                               392.1       365.5      1,131.2     1,088.9
                                                             ----------- -----------  ----------- -----------
                 Income before income taxes and items below       101.0        90.4        316.4       251.3
                                                             ----------- -----------  ----------- -----------

  Income Taxes:  Currently payable                                 16.4        24.4         55.6        52.2
                 Deferred                                          15.5         4.3         38.6        27.7
                                                             ----------- -----------  ----------- -----------
                     Total income taxes                            31.9        28.7         94.3        80.0
                                                             ----------- -----------  ----------- -----------
                                                                   69.1        61.6        222.1       171.2
                 Other items - net                                  ---         ---          0.5         0.9
                                                             ----------- -----------  ----------- -----------
                 Income before extraordinary item                  69.1        61.7        222.7       172.2
                 Extraordinary item (net of tax
                     credits of $2.4)                               ---         ---          ---        (4.4)
                                                             ----------- -----------  ----------- -----------
  Net Income:                                                     $69.1       $61.7       $222.7      $167.7
                                                             =========== ===========  =========== ===========


  Earnings and
  Dividends Per
  Common Share:  Primary Earnings:
                    Before extraordinary item                     $0.73       $0.64        $2.35       $1.81
                    Extraordinary item                              ---         ---          ---       (0.05)
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.73       $0.64        $2.35       $1.76
                                                             =========== ===========  =========== ===========

                 Fully Diluted Earnings:
                    Before extraordinary item                     $0.73       $0.64        $2.34       $1.79
                    Extraordinary item                              ---         ---          ---       (0.05)
                                                             ----------- -----------  ----------- -----------
                    Net income                                    $0.73       $0.64        $2.34       $1.74
                                                             =========== ===========  =========== ===========


                 Cash dividends                                  $0.130      $0.110       $0.370      $0.307
                                                             =========== ===========  =========== ===========

                 Stock dividends                                    --%         --%          --%         50%
                                                             =========== ===========  =========== ===========

                 Average number of common and common
                   equivalent shares outstanding:

                                    Primary                  94,322,398  94,241,978   94,356,149  93,190,079
                                                             =========== ===========  =========== ===========

                                    Fully Diluted            94,821,773  94,664,729   95,059,094  94,648,198
                                                             =========== ===========  =========== ===========

  See accompanying notes.

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
 ---------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   ------------  ------------
  Cash flows from operating activities:
    Net income                                                                          $222.7        $167.7
    Change in non-cash items:
      Deferred policy acquisition costs                                                   (8.1)         (3.5)
      Premiums and other receivables                                                     (14.5)         13.5
      Unpaid claims and related items                                                     59.1          28.9
      Future policy benefits and policyholders' funds                                    (18.1)        (17.2)
      Income taxes                                                                        40.1          23.3
      Reinsurance balances and funds                                                     (11.0)          1.5
      Accounts payable, accrued expenses and other                                         2.7          (4.1)
                                                                                   ------------  ------------
    Total                                                                                272.8         210.1
                                                                                   ------------  ------------

  Cash flows from investing activities:
    Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                      126.5          66.1
      Available for sale:
         Maturities and early calls                                                      171.3         141.8
         Other                                                                            55.5          75.8
    Sales of equity securities                                                            19.7          37.7
    Sales of other investments                                                            11.9           3.6
    Sales of fixed assets for company use                                                  2.6           1.4
    Purchases of fixed maturity securities:
      Held to maturity                                                                  (212.4)       (253.0)
      Available for sale                                                                (311.1)       (148.5)
    Purchases of equity securities                                                        (5.7)        (20.4)
    Purchases of other investments                                                        (4.2)         (1.9)
    Purchases of fixed assets for company use                                             (8.7)         (8.7)
    Purchase of investment in subsidiaries                                                (3.1)         (1.0)
    Other-net                                                                             (4.2)         (8.2)
                                                                                   ------------  ------------
    Total                                                                               (161.9)       (115.2)
                                                                                   ------------  ------------

  Cash flows from financing activities:
    Increase in term loans                                                                10.0          52.0
    Issuance of preferred and common stocks                                                6.1          14.1
    Issuance of debentures and notes                                                     116.8           ---
    Repayments of term loans                                                            (127.0)        (47.1)
    Redemption of debentures and notes                                                    (1.6)       (105.5)
    Dividends on common shares                                                           (32.9)        (26.3)
    Dividends on preferred shares                                                         (1.7)         (5.9)
    Purchase of treasury stock                                                           (35.7)          ---
    Other-net                                                                              1.3           1.1
                                                                                   ------------  ------------
    Total                                                                                (64.7)       (117.6)
                                                                                   ------------  ------------

  Increase (decrease) in cash and short-term investments                                  46.2         (22.7)
    Cash and short-term investments, beginning of period                                 301.0         332.1
                                                                                   ------------  ------------
    Cash and short-term investments, end of period                                      $347.2        $309.4
                                                                                   ============  ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                            $5.1         $12.1
                                                                                   ============  ============
      Income taxes                                                                       $53.7         $55.4
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
-------------------------------------------------------------------------------

1.  Accounting Policies and Basis of Presentation:
    ---------------------------------------------

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

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FAS-128) Earnings Per Share, in February 1997. This statement is effective for accounting periods ending after December 15, 1997. Earlier application is not permitted.

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

    Pursuant to FAS-128, Basic Earnings Per Share would be as follows:

                                       Quarters Ended    Nine Months Ended
                                        September 30,      September 30,
                                      ----------------    ----------------
                                       1997      1996      1997      1996
                                      ------    ------    ------    ------
    Basic Earnings Per Share:
      Before extraordinary item       $  .77    $  .69    $ 2.51    $ 1.94
      Extraordinary item                 -         -         -        (.05)
                                      ------    ------    ------    ------
      Net income                      $  .77    $  .69    $ 2.51    $ 1.89
                                      ======    ======    ======    ======


2.  Common Share Data:
    -----------------

    Earnings per share have been calculated on the basis of average common and common equivalent shares outstanding for the quarters and nine months ended September 30, 1997 and 1996. Retroactive adjustment has been made for all stock dividends and splits declared through September 30, 1997. Primary earnings per share calculations give effect to the deduction of dividend requirements applicable to preferred stock of $-- and $.1 for the quarter and nine months ended September 30, 1997, respectively, and $1.2 and $3.7 for the quarter and nine months ended September 30, 1996, respectively. Fully diluted earnings per share are similarly calculated, after taking into account substantially all convertible securities and options includable for each period.

    Common shares outstanding were 92,803,887 at September 30, 1997 after elimination of 6,658,901 shares issued and outstanding, which are held by a consolidated affiliate. These shares are classified as treasury stock for financial accounting purposes only.


3.  Unrealized Appreciation of Investments:
    --------------------------------------

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $64.0 at September 30, 1997. Unrealized appreciation of investments, before applicable income taxes of $34.8, at September 30, 1997 included gross unrealized gains and (losses) of $104.0 and $(5.1), respectively.

    For the nine months ended September 30, 1997 and 1996, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $20.5 and $(42.5), respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
-------------------------------------------------------------------------------


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               NON-RECURRING ITEMS

In this year's second quarter, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolution with the Internal Revenue Service of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6 million, reduced income tax expense by $5.9 million and increased after-tax consolidated earnings by $14.2 million ($0.15 per fully diluted common share) for the nine months ended September 30, 1997.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 1997 reflected increases in assets, liabilities and common shareholders' equity of 3.1%, 0.5% and 10.7%, respectively when compared to the immediately preceding year-end. Cash and invested assets represented 69.2% and 67.9% of consolidated assets as of September 30, 1997 and December 31, 1996, respectively. Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1997 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1997, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first nine months of 1997, Old Republic's commitment to equity securities increased by 1.2% vis-a-vis the related invested balance at year-end 1996. As of September 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in this year's first nine months. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan require the Company to maintain a minimum consolidated tangible net worth and restrict the amount of debt the Company may incur, both of which covenants are being met.

Old Republic's capitalization of $2.25 billion at September 30, 1997 consisted of debt and debt equivalents of $151.0 million, convertible preferred stock of $1.0 million, and common shareholders' equity of $2.10 billion (excluding $6.1 million of common stock classified as a debt equivalent). The increase in the common shareholders' equity account during the nine months ended September 30, 1997 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of the remaining redeemable convertible preferred stock, an increase during the first nine months of 1997 in the value of bonds and stocks carried at market value and the reacquisition of approximately $36 million worth of common shares pursuant to a previously announced share repurchase plan.

During the second quarter of 1997, the Company issued $115 million of 7% debentures maturing September 15, 2007. Proceeds from this offering were used principally to redeem commercial paper debt.

In February 1996, the Company called for redemption its 10% debentures maturing in 2018 ($75.0 million principal amount ) and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 million principal amount); in April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 million principal amount); redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately 6.4 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 million while its common shareholders' equity account rose by $108.6 during 1996. In December 1996, the Company redeemed all ($54.8 million) of its Series "H" cumulative preferred stock with available funds pursuant to the aforementioned share repurchase plan.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first nine months of 1997 amounted to $1.19 billion and were 7.3% above the amount reported for the first nine months of 1996. For the third quarter of 1997, consolidated net premiums and fees earned amounted to $416.8 million, 9.8% above the amount reported for the same quarter of 1996. For the third quarter of 1997, the General Insurance Group posted a 6.6% increase in earned premiums to $230.4 million; growth in this segment continued at a slow pace due to a soft pricing environment in the property and liability insurance and reinsurance industry. Premium growth in the Mortgage Guaranty Group was enhanced principally by a rise in the amount of renewal business, market expansion, and relatively strong mortgage lending activity. As a result, mortgage guaranty earned premiums increased by 18.0% to $69.1 million from $58.5 million in the year-ago quarter. Title Group premium and fee revenues increased 11.9% to $106.6 million in the third quarter of 1997 when compared to the same quarter of 1996 due to a higher number of closed orders, and the Life and Health Group's premium volume increased 10.9% to $10.6 million due to greater accident insurance production.

The General Insurance Group's net premiums earned increased 4.3% to $672.0 million in the first nine months of 1997. The Mortgage Guaranty Group continued to experience double-digit volume growth and reported net premiums earned of $200.4 million, an increase of 21.6%. The Title Insurance Group reported premiums and fees in the first nine months of $288.1 million, up from $272.9 million in the year-ago period. Life and health premiums also rose 8.3% to $36.3 million during the same 1997 period, but still remained at approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $202.7 million in the first nine months of 1997 and $69.0 million in the third quarter of 1997 compared to $194.8 million and $65.3 million, respectively in the same quarter and nine month periods of 1996. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. In 1996, the Company, as previously noted, used internal funds to refund an aggregate of $159.8 million of outstanding debt and preferred stock, thus reducing its invested asset base. The average annualized yield on investments was approximately 6.0% at the end of September 30, 1997 and 1996, respectively. These yields reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, recurring changes in interest rates, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $17.6 million in the first nine months of 1997 were mostly due to the sale of equity securities. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first nine months of 1997, approximately 84% of total dispositions represented maturities and early calls of existing holdings; for the year 1996 these transactions amounted to approximately 72% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 49% and 50% in the first nine months of 1997 and 1996, respectively. For the third quarter of each year, these ratios were 48% in 1997 and 49% in 1996. Claims experience for property and liability coverages improved in the first nine months of 1997 due to reduced costs from participation in involuntary workers' compensation pools, and more moderate claim and benefit costs for most coverages in the Company's voluntary business. Mortgage Guaranty claim costs were slightly higher in the first nine months of 1997, when compared to the same period in 1996 as the loan default rate has continued to trend higher. Title and Life Group claim costs were basically stable in both nine month periods. For the third quarter of 1997, property and liability claim costs in commercial automobile and general liability lines were higher due to greater frequency and severity. The Mortgage Guaranty loss ratio was lower when compared to the same quarter of 1996 due to a reduction in expected claims emergence. Title Group claim costs were basically stable.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 45% and 46% in the first nine months of 1997 and 1996, respectively. These ratios were 45% and 47% for the third quarters of 1997 and 1996, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. During each of the periods reported upon, these ratios were basically stable for each of the Company's major segments. For the first nine months of 1997, interest expense was moderately lower due to a reduced level of average debt outstanding; for the third quarter of 1997 , a temporarily higher level of debt served to increase interest expense for the period.

Income from Operations and Net Income:
Income from operations before realized investment gains, taxes and other items increased by 18.3% in the third quarter and by 25.6% in the first nine months of 1997 when compared to the same periods one year ago. Excluding the aforementioned non-recurring item, income from operations before realized investment gains, taxes and other items increased by 20.3% in the first nine months of 1997 when compared to the same period in 1996. All insurance segments reflected higher pre-tax operating earnings for each quarterly and nine month periods reported upon.
The effective consolidated income tax rate, excluding the effects of the non-recurring items, was approximately 32% in the third quarters and nine month periods of 1997 and 1996, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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

                                OTHER INFORMATION

Historical data pertaining to the operating results, liquidity, and other financial matters applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited in the next paragraph, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed claims all have a bearing on period-to-period comparisons and future operating results.

Statements contained in this report may be of a forward-looking nature. Of necessity, such statements involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, as well as periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses and work-related injuries. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, results are generally affected by the amount of debt outstanding and its cost.

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




                                       Old Republic International Corporation
                                       --------------------------------------
                                                    (Registrant)





Date:   November 13, 1997
        -----------------






                                                /s/ Paul D. Adams
                                       --------------------------------------
                                                     P.D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer