Form 10-K
period 1997-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-03-27
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 1997
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ____________________ to _____________________
   Commission File Number: 0-4625

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      No. 36-2678171
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois               60601
--------------------------------------------  --------------------------------
  (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

                            Share/Par Value Outstanding   Name of each exchange
Title of each class              February 27, 1998         on which registered
-------------------         ---------------------------  -----------------------
7% Subordinated Debentures
  Due June 15, 2007                $115,000,000          New York Stock Exchange
                            ---------------------------  -----------------------
Common Stock/$1 par value           138,370,977*         New York Stock Exchange
                            ---------------------------  -----------------------

(*) Reflects a 50% stock dividend declared by the Board of Directors on March 12, 1998, payable to shareholders of record on April 10, 1998, to be issued on or about May 4, 1998. Excludes 10,110,690 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No: ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 27, 1998 was $3,897,449,186.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

               Title                                         Part

Proxy statement for the 1998
   Annual Meeting of Shareholders                  III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 57)   IV, Item 14


                        There are 58 pages in this report

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

                                                                                   ($ in Millions)
                                                ---------------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                           Net Revenues (b)                      Income (Loss) Before Taxes
                                                ---------------------------------------   ---------------------------------------
                                                    1997          1996         1995           1997          1996          1995
                                                -----------  ------------  -----------    ------------  -----------   -----------
    General ...............................     $  1,119.5   $   1,074.9   $  1,056.1     $     208.3   $    188.8    $    171.1
    Mortgage Guaranty......................          313.3         262.6        203.9           141.5        120.2         102.8
    Title..................................          423.4         387.9        326.2            36.5         24.6           4.6
    Life...................................           75.4(c)       60.5         58.0            19.9(c)       7.0           7.9
    Other Operations - Net.................            4.5           2.6          1.8            (6.1)       (13.5)        (20.2)
                                                -----------  ------------  -----------    ------------  -----------   -----------
      Subtotal.............................        1,936.4       1,788.7      1,646.1           400.3        327.2         266.2
    Realized Investment Gains..............           26.3          15.1         49.7            26.3         15.1          49.7
                                                -----------  ------------  -----------    ------------  -----------   -----------
      Total................................     $  1,962.8   $   1,803.9   $  1,695.9     $     426.7   $    342.4    $    316.0
                                                ===========  ============  ===========    ============  ===========   ===========

                                                                                                     Assets at December 31,
                                                                                          ---------------------------------------
                                                                                              1997          1996          1995
                                                                                          ------------  -----------   -----------
    General.............................................................................  $   5,300.6   $  5,350.5    $  5,356.8
    Mortgage Guaranty...................................................................        922.9        760.5         634.0
    Title...............................................................................        419.4        408.2         415.8
    Life................................................................................        309.4        310.3         328.2
      Total.............................................................................  $   6,923.4   $  6,656.2    $  6,593.5
                                                                                          ============  ===========   ===========

------------
(a) Reference is made to the table in Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(c) Includes $12.6 of interest income from settlement of prior years' tax issues.


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

     The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.
     During the past ten years, the Corporation has steadily diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1997, production of commercial automobile (principally trucking) direct insurance premiums accounted for 46.4% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 19.3% and 10.0%, respectively, of consolidated direct premiums written.
     During the past decade, specialty programs have also been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.
     The Corporation assumes (on both treaty and facultative bases) a moderate amount of reinsurance business produced by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

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

                             Mortgage Guaranty Group

     Real estate mortgage loan insurance protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.
     Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 19% by savings and loan associations, 66% by mortgage bankers and 15% by other lenders. The Corporation's mortgage guaranty insurance in force at December 31, 1997, was originally produced by approximately 4,100 different lending institutions and about 2,300 such institutions originated business in 1997. The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.
     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 34% and 65%, respectively of the residential real estate loan insurance in force at December 31, 1997, has been written under annual and monthly premium plans. Monthly premium plans, a product that was introduced in 1993, accounted for approximately 98% of the new business written in 1997.

     The Corporation limits its residential real estate insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender, but the master policy does not obligate the Corporation to issue insurance on any particular loan. To obtain insurance on a specific mortgage loan, an approved lender generally submits an application, supported by a copy of the borrower's loan application, an appraisal report on the property by either the lender or an independent appraiser, a written credit report on the borrower, an affidavit of the borrower's equity and certain other information. The underwriting department reviews this material and approves or rejects the application, usually on the day it is received. The Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation. Upon approval of an application for insurance of a loan, the Corporation issues a commitment to insure the loan; this is followed by a certificate of insurance when the loan is consummated.

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

                              Life Insurance Group

     Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through automobile dealers and consumer finance companies. Borrowers insured under consumer credit life insurance are also generally covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled. Old Republic has also written various conventional life, disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions.
     Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, owners of small businesses, and high net worth persons.
     Annuities: In the past, Old Republic marketed annuity policies, some of which remain outstanding, through securities dealers in New York State. These policies provide for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential as the Company has been unwilling to compete in this part of the insurance business.

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

                                                                                            ($ in Millions)
                                                                       ------------------------------------------------------
                                                                                       Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                            1997                1996                1995
                                                                       ---------------      --------------     --------------
General Insurance Group:
  Overall Experience:
  Net Premiums Written...............................................  $        908.4       $       866.3      $       876.1
  Net Premiums Earned (a)............................................  $        907.7       $       868.2      $       847.7
  Loss Ratio     ....................................................             72%                 73%                75%
  Policyholders' Dividend Ratio......................................              -%                  -%                 1%
  Expense Ratio(a)...................................................             27%                 27%                26%
                                                                       ---------------      --------------     --------------
  Composite Ratio....................................................             99%                100%               102%
                                                                       ===============      ==============     ==============
  Experience by Major Coverages:
  Commercial Automobile (Principally trucking):
  Net Premiums Earned (a)............................................  $        455.3       $       397.4      $       361.3
  Loss Ratio     ....................................................             81%                 79%                79%
                                                                       ===============      ==============     ==============
  Workers' Compensation:
  Net Premiums Earned (a)............................................  $        156.9       $       151.6      $       187.2
  Loss Ratio     ....................................................             64%                 71%                88%
  Policyholders' Dividend Ratio......................................              -%                  1%                 3%
                                                                       ===============      ==============     ==============
  General Liability:
  Net Premiums Earned (a)............................................  $         49.5       $        46.9      $        53.7
  Loss Ratio     ....................................................             51%                 76%                55%
                                                                       ===============      ==============     ==============
  Property and Other Coverages:
  Net Premiums Earned (a)............................................  $        246.0       $       272.3      $       245.5
  Loss Ratio     ....................................................             63%                 63%                66%
                                                                       ===============      ==============     ==============
Mortgage Guaranty Group:
  Net Premiums Earned (b) ...........................................  $        271.0       $       226.6      $       175.2
  Loss Ratio (b) ....................................................             35%                 36%                33%
                                                                       ===============      ==============     ==============
Title Insurance Group:(b)
  Net Premiums Earned................................................  $        238.6       $       220.2      $       183.3
  Combined Net Premiums & Fees Earned................................  $        402.0       $       367.4      $       305.5
  Loss Ratio:    To Net Premiums Earned..............................              8%                  8%                14%
            :    To Net Premiums & Fees Earned.......................              5%                  5%                 8%
                                                                       ===============      ==============     ==============
Disability/Accident & Health (c):
  Net Premiums Earned................................................  $         35.2       $        33.9      $        31.2
  Loss Ratio     ....................................................             40%                 42%                44%
                                                                       ===============      ==============     ==============
Net Retained Life Insurance In Force:
  Ordinary Life......................................................  $      4,695.5       $     3,833.9      $     4,063.4
  Credit and Other Life..............................................           217.4               135.7              173.6
                                                                       ---------------      --------------     --------------
     Total...........................................................  $      4,912.9       $     3,969.6      $     4,237.0
                                                                       ===============      ==============     ==============

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

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.
     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a variety of factors. The inherent volatility of claims experience is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. from industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. Improved loss experience for workers compensation insurance in 1997 and 1996 reflects lower claim costs from involuntary market participations as well as generally improving industry-wide loss trends.
     Slightly higher mortgage guaranty loss ratios in 1997 and 1996 are due to a rise in claim frequency, and claims emanating from the California market in particular which has been affected by an economic slowdown for the past several years. The Title Insurance Group loss ratios for the years presented reflect improving loss severity and frequency trends for business underwritten since 1992.
     The increase in net ordinary life insurance in force in 1997 is attributed to the introduction of more favorably priced term life products that received greater market acceptance. The decrease in net ordinary life insurance in force in 1996 and 1995 is attributed to competitive market pressures which served to reduce first year premium production.

                        General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (such as attorneys' fees which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.
     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.
     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted.

These studies have resulted in estimates of such amounts at approximately $167.7, $163.2 and $162.8 million, as of December 31, 1997, 1996, and 1995, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.
     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.
     The following table shows the indicated deficiencies or redundancies for the years 1987 to 1997. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).
     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                              ($ in Millions/Percentages to Nearest Whole Point)
-------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:         1987      1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
                               ----      ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability (1) for unpaid
    claims and claim
    adjustment expenses(2):   $1,130   $1,271   $1,335   $1,435   $1,540   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846
                              ================================================================================================

(c) Paid (cumulative) as of (3):
    One year later               17%      20%      20%      21%      24%      20%      20%      21%      21%      18%       -%
    Two years later              32       33       33       36       36       33       33       34       31        -        -
    Three years later            41       43       44       44       44       42       42       41        -        -        -
    Four years later             48       50       49       50       50       48       47        -        -        -        -
    Five years later             54       54       54       55       55       51        -        -        -        -        -
    Six years later              58       58       58       59       57        -        -        -        -        -        -
    Seven years later            62       62       61       60        -        -        -        -        -        -        -
    Eight years later            64       65       62        -        -        -        -        -        -        -        -
    Nine years later             68       65        -        -        -        -        -        -        -        -        -
    Ten years later              68%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                              ================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    One year later              104%     101%      98%     100%      99%      97%      95%      95%      96%      94%       -%
    Two years later             104       97       99      100       97       94       91       93       92        -        -
    Three years later           100       98       98       99       96       93       93       90        -        -        -
    Four years later            101       98       98       99       97       96       91        -        -        -        -
    Five years later            101       99       99      100      100       95        -        -        -        -        -
    Six years later             102       99      100      103       99        -        -        -        -        -        -
    Seven years later           103      101      104      103        -        -        -        -        -        -        -
    Eight years later           105      104      103        -        -        -        -        -        -        -        -
    Nine years later            109      104        -        -        -        -        -        -        -        -        -
    Ten years later             109%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                              ================================================================================================

(e) Redundancy (deficiency)(5):
    For each year-end at (a):    -9%      -4%      -3%      -3%       1%       5%       9%      10%       8%       6%       -%
                              ================================================================================================
    Average for all year-ends
    at (a):                                                                                                               2.8%
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

                                                                                                     ($ in Millions)
                                                                                         ---------------------------------------
                                                                                                 Years Ended December 31,
                                                                                         ---------------------------------------
                                                                                             1997          1996          1995
                                                                                         ------------  ------------  -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the beginning of each year, net of reinsurance losses recoverable............   $   1,829.5   $   1,820.9   $  1,768.3
                                                                                         ------------  ------------  -----------
    Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year...............................         713.8         668.0        684.7
      Change in provision for insured events of prior years...........................        (105.5)        (74.4)       (92.6)
                                                                                         ------------  ------------  -----------
             Total incurred claims and claim adjustment expenses......................         608.3         593.6        592.1
                                                                                         ------------  ------------  -----------
    Payments:
      Claims and claim adjustment expenses attributable to insured
           events of the current year.................................................         275.3         243.0        207.1
      Claims and claim adjustment expenses attributable to insured
           events of prior years......................................................         316.6         342.0        332.4
                                                                                         ------------  ------------  -----------
             Total payments...........................................................         591.9         585.0        539.5
                                                                                         ------------  ------------  -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable..............       1,845.9       1,829.5      1,820.9
    Reinsurance losses recoverable....................................................       1,232.6       1,296.5      1,311.8
                                                                                         ------------  ------------  -----------
    Amount of reserves for unpaid claims and claim adjustment expenses................   $   3,078.5   $   3,126.0   $  3,132.7
                                                                                         ============  ============  ===========

------------
(1) Excluding unallocated loss adjustment expense reserves.
(2) Reserves for incurred but not reported losses amounted to approximately 32.3%, 32.6% and 31.1% of the totals shown as of December 31, 1997, 1996 and 1995, respectively.

     The data in the two tables above, incorporates Old Republic's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.
     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1997, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $71.8 million gross, and $36.3 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.4 years (gross) and 11.0 years (net) of average annual claims payments.
     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1997, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.
     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

                                                  Consolidated Investments
                                                       ($ in Millions)
                                                        December 31,
   -----------------------------------------------------------------------------------------------------------------------------
                                                                                     1997             1996             1995
                                                                                -------------    --------------    -------------
    Held to Maturity
    Fixed Maturity Securities:
       Utilities..............................................................  $    1,001.8     $       984.3     $      995.5
       Tax-Exempt.............................................................       1,247.0           1,038.3            717.8
       Redeemable Preferred Stocks............................................            .8                .2               .7
                                                                                -------------    --------------    -------------
                                                                                     2,249.7           2,022.9          1,714.1
                                                                                -------------    --------------    -------------
    Other Invested Assets:
       Mortgage Loans.........................................................           7.6               8.7             11.8
       Policy Loans...........................................................           2.2               2.0              2.1
       Collateral Loans.......................................................            .4                .2               .3
       Sundry.................................................................           5.1              14.2             12.6
                                                                                -------------    --------------    -------------
                                                                                        15.4              25.1             26.9
                                                                                -------------    --------------    -------------
        Total held to maturity................................................       2,265.1           2,048.1          1,741.1
                                                                                -------------    --------------    -------------

    Available for Sale
    Fixed Maturity Securities:
       U.S. & Canadian Governments............................................         684.4             758.0            812.4
       Corporate..............................................................       1,325.4           1,226.1          1,333.6
                                                                                -------------    --------------    -------------
                                                                                     2,009.9           1,984.2          2,146.0
                                                                                -------------    --------------    -------------
    Equity Securities:
       Perpetual Preferred Stocks.............................................           3.2               5.0              4.4
       Common Stocks..........................................................         113.8             111.1            121.7
                                                                                -------------    --------------    -------------
                                                                                       117.1             116.1            126.1
                                                                                -------------    --------------    -------------

    Short-term Investments                                                             328.0             265.7            312.7
                                                                                -------------    --------------    -------------
          Total available for sale............................................       2,455.2           2,366.0          2,584.9
                                                                                -------------    --------------    -------------

    Total Investments.........................................................  $    4,720.4     $     4,414.2     $    4,326.0
                                                                                =============    ==============    =============

-----------------------------------------------------------------------------------------------------------------------------------
                                              Sources of Consolidated Investment Income
                                                           ($ in Millions)
                                                      Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     1997             1996             1995
                                                                                -------------    --------------    -------------
    Fixed Maturity Securities:
       Taxable................................................................  $      194.1     $       199.1     $      203.2
       Tax-Exempt.............................................................          55.4              41.4             27.1
       Redeemable Preferred Stocks............................................           -                 -                -
                                                                                -------------    --------------    -------------
                                                                                       249.5             240.6            230.4
                                                                                -------------    --------------    -------------
    Equity Securities:
       Perpetual Preferred Stocks.............................................            .2                .3               .4
       Common Stocks..........................................................           1.7               2.2              5.8
                                                                                -------------    --------------    -------------
                                                                                         1.9               2.6              6.3
                                                                                -------------    --------------    -------------
    Other Investment Income:
       Interest on Short-term Investments.....................................          16.4              16.0             13.6
       Sundry.................................................................           9.0               8.4              8.4
                                                                                -------------    --------------    -------------
                                                                                        25.5              24.5             22.0
                                                                                -------------    --------------    -------------
    Gross Investment Income...................................................         277.0             267.7            258.7
       Less: Investment Expenses (a)..........................................           6.2               7.2              6.8
                                                                                -------------    --------------    -------------
    Net Investment Income.....................................................  $      270.8     $       260.5     $      251.9
                                                                                =============    ==============    =============

------------
(a) Investment expenses consist primarily of personnel costs, investment custody service fees and interest on funds held of $1.7, $1.7 and $1.6 for the years ended December 31, 1997, 1996 and 1995, respectively.

     For at least the past 25 years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1997 and December 31, 1996, the Company had no investments in default as to principal and/or interest.
     The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of investment gains. While the amount of portfolio turnover varies from year to year, recent years' dispositions of portfolio investments held to maturity are caused principally by issuers' calls prior to maturity.
     Effective January 1, 1993, the Company reevaluated the classification of its invested assets as to those it (1) has the positive intent and ability to hold until maturity (generally carried at amortized cost for fixed-maturity securities), (2) has available for sale (carried at fair value with adjustments to equity) or (3) has the intention of trading (carried at fair value with adjustments to income). In November 1995, the Company again reevaluated the classification of invested assets, as permitted by a Special Report issued by the Financial Accounting Standards Board (FASB) during that month. As a result, additional fixed maturity securities previously categorized as "held to maturity" were reclassified to the "available for sale" category; the amortized cost of the securities so reclassified was $1,365.7, and their fair market value was $1,394.2; the related net of deferred tax unrealized gain of $18.5 was credited directly to a separate account in the common shareholders' equity section of the balance sheet in the final quarter of 1995. Prior years' balance sheets and investment classifications have not been restated nor reclassified to reflect these changes. The Company's invested assets as of December 31, 1997 have been classified solely as "held to maturity" or "available for sale".
     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1997 and December 31, 1996, are shown in the following tables. These investments, $4.2 billion and $4.0 billion at December 31, 1997 and 1996, respectively, represented approximately 62% and 60%, respectively, of consolidated assets, and 89% and 85%, respectively, of consolidated liabilities as of such dates.

--------------------------------------------------------------------------------------------------------------------------------
                                                       Independent Ratings (a)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                1997                   1996
                                                                                             ----------             ----------
                                                                                                   (% of total portfolio)
    Aaa....................................................................................     30.1%                  31.5%
    Aa.....................................................................................     31.2                   29.8
    A  ....................................................................................     32.2                   33.2
    Baa....................................................................................      5.9                    4.8
                                                                                             --------               --------
       Total investment grade..............................................................     99.4                   99.3
    All others (b).........................................................................       .6                     .7
                                                                                             --------               --------
       Total...............................................................................    100.0%                 100.0%
                                                                                             ========               ========

------------
(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.
(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.


--------------------------------------------------------------------------------------------------------------------------------
                                                    Maturity Distribution
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                1997                   1996
                                                                                             ----------             ----------
                                                                                                   (% of total portfolio)
    Due in one year or less................................................................      6.5%                  10.3%
    Due after one year through five years..................................................     44.9                   40.9
    Due after five years through ten years.................................................     46.0                   45.8
    Due after ten years through fifteen years..............................................      1.3                    2.0
    Due after fifteen years................................................................      1.3                    1.0
                                                                                             --------               --------
                                                                                               100.0%                 100.0%
                                                                                             ========               ========

    Average life, including short-term investments (years).................................      4.7                    4.6
                                                                                             ========               ========
--------------------------------------------------------------------------------------------------------------------------------


(c) Marketing. Commercial automobile, workers' compensation and general liability insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 1997.
    Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

    A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 232 Company offices located in 32 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for services. During 1997, approximately 49% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.
    Existing differences in various parts of the country with respect to the acceptance and use of title insurance in real estate sales and loan transactions have a material effect on title insurance growth and operations in the areas concerned. In the Western states and certain urban areas of the East and Midwest, title insurance is widely accepted, with the result that the potential volume of title insurance premium income is large in relation to the volume of real estate activity in those areas. In some other parts of the country, title insurance is not as generally used, particularly in transactions involving residential real estate. Consequently, in those areas, the growth of title insurance depends not only upon market share of the title insurance business within the industry, but also upon the increased use of title insurance in real estate transactions. The volume of real estate activity is also affected by the availability and cost of financing, population growth, family movements and other factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company does less title insurance business relative to new construction during such months than during the rest of the year. The most important factor, insofar as Old Republic's title business is concerned, however, is the rate of activity in the resale market for residential properties.
    The personal contacts, relationships, and reputations of Old Republic's key executives are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.
    Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, loan credit guaranty, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.
    At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations, however, are licensed to do business in 48 states, the District of Columbia and Puerto Rico. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

----------------------------------------------------------------------------------------------------------------------------
                                    Geographical Distribution of Direct Premiums Written
----------------------------------------------------------------------------------------------------------------------------

                                                                                  1997              1996             1995
                                                                               ----------        ----------       ----------
United States:
   Northeast.................................................................      5.8%              5.1%              5.0%
   Mid-Atlantic..............................................................      7.6               8.1               8.9
   Southeast.................................................................     16.3              16.3              16.6
   Southwest.................................................................     13.2              14.0              13.1
   East North Central........................................................     16.9              17.2              17.7
   West North Central........................................................     14.9              16.1              16.3
   Mountain..................................................................      8.7               8.3               8.5
   Western...................................................................     13.6              11.9              11.0
Foreign (Principally Canada).................................................      3.0               2.9               2.9
                                                                               ----------        ----------       ----------
       Total.................................................................    100.0%            100.0%            100.0%
                                                                               ==========        ==========       ==========

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for future policy benefits, unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements when they occur. See "General Insurance Claim Reserves" herein.
     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint underwriting ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, or securities.
     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, sponsors whose customers are insured by Old Republic, or individual customers who have formed "captive" insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.
     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements.
     Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): workers' compensation-$1,000,000; auto liability-$500,000; general liability-$500,000; and property coverages-$250,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $25,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $250,000.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as workers' compensation insurance, other property and liability insurance, title insurance, and credit life and disability insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. For certain types of coverages, including loan credit guaranty and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs for its customers and to secure state insurance departments' approval of these programs.

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

(g) Employees. As of December 31, 1997, Old Republic employed approximately 5,890 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1997 was approximately $13.7 million.
     Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 5(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

     There are no material legal proceedings against the Company other than those arising in the normal course of business and which generally pertain to claim matters arising from insurance policies and contracts issued by the Corporation's insurance subsidiaries.


Item 4-Submission of Matters to a Vote of Security Holders

     None


Item 4(a)-Executive Officers of the Registrant

Name                   Age     Position
------------------     ---     ------------------------------
Paul D. Adams           52     Senior Vice President, Chief Financial Officer
                               since 1990 and Treasurer since 1993.

Spencer LeRoy, III      51     Senior Vice President, General Counsel, and
                               Secretary since 1992.

William A. Simpson      56     Senior Vice President/Mortgage Guaranty, and
                               Director since 1980. President since 1972 of
                               Republic Mortgage Insurance Company, a wholly-owned subsidiary.

A. C. Zucaro            58     Chief Executive Officer, President, Director
                               and Chairman of the Board since 1990, 1981, 1976 and 1993, respectively.


     The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers has been employed in executive capacities with the Company and/or its subsidiaries for the past five years.

                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                         Closing Price               Cash
                                                                                  ------------------------
                                                                                    High             Low          Dividends
                                                                                  --------        --------        ---------
1st quarter 1996................................................................  $  16.17        $  14.05        $    .058
2nd quarter 1996................................................................     15.33           13.55             .073
3rd quarter 1996................................................................     16.50           13.75             .073
4th quarter 1996................................................................  $  18.42        $  16.42        $    .073
                                                                                  ========        ========        =========

1st quarter 1997................................................................  $  18.25        $  16.75        $    .073
2nd quarter 1997................................................................     20.75           16.42             .087
3rd quarter 1997................................................................     26.54           20.25             .087
4th quarter 1997................................................................  $  26.59        $  23.17        $    .087
                                                                                  ========        ========        =========

As of January 30, 1998, there were 3,631 registered holders of the Company's Common Stock. See Notes 4(b) and 4(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through March 12, 1998.

Item 6-Selected Financial Data
Years Ended December 31,

-----------------------------------------------------------------------------------------------------------------------------
                                                1997             1996             1995             1994             1993
                                           --------------   --------------   --------------   --------------  --------------
FINANCIAL POSITION ($ millions):
  Cash and Invested Assets (a)...........  $     4,819.9    $     4,521.8    $     4,415.2    $     3,906.4   $      3,723.0
  Other Assets...........................        2,103.5          2,134.3          2,178.2          2,356.5          2,375.3
         Total Assets....................        6,923.4          6,656.2          6,593.5          6,262.9          6,098.3
  Liabilities, Other than Debt...........        4,627.2          4,581.5          4,587.9          4,543.4          4,480.5
  Debt and Debt Equivalents..............          142.9            154.0            320.5            314.7            282.7
         Total Liabilities...............        4,770.2          4,735.6          4,908.4          4,858.1          4,763.3
  Preferred Stock........................            1.0             20.6             72.5             75.4             78.0
  Common Shareholders' Equity............        2,152.1          1,900.0          1,612.5          1,329.3          1,256.9
         Total Capitalization (b)........  $     2,296.1    $     2,074.6    $     2,005.6    $     1,719.5   $      1,617.7
                                           ==============   ==============   ==============   ==============  ===============

------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
  Net Premiums and Fees Earned...........  $     1,628.0    $     1,507.7    $     1,374.0    $     1,423.2   $      1,445.7
  Net Investment and Other Income........          308.4            281.0            272.1            248.0            250.2
  Realized Investment Gains..............           26.3             15.1             49.7              7.7             40.2
         Net Revenues....................        1,962.8          1,803.9          1,695.9          1,679.0          1,736.3
  Benefits, Claims, Settlement
    Expenses and Dividends...............          787.6            752.0            747.9            761.2            811.3
  Underwriting and Other Expenses........          748.5            709.4            631.9            691.9            681.6
         Income Taxes....................          129.2            108.5            103.6             73.4             78.0
  Income Before Items Below..............          298.1            234.8            212.7            151.0            166.4
  Accounting Changes (c).................            -                -                -                -                8.6
  Extraordinary Item (d).................            -               (4.4)             -                -               -
                                           --------------   --------------   --------------   --------------  ---------------
         Net Income......................  $       298.1    $       230.3    $       212.7    $       151.0   $        175.1
                                           ==============   ==============   ==============   ==============  ===============

------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA (e):
  Net Income:
  Basic Earnings (f):
    Income Before Items Below............  $        2.22    $        1.76    $        1.76    $        1.23   $         1.37
    Accounting Changes (c)...............             -                -                -                -               .07
    Extraordinary Item (d)...............             -              (.03)              -                -                -
                                           --------------   --------------   --------------   --------------  ---------------
         Net Income......................  $        2.22    $        1.73    $        1.76    $        1.23   $         1.44
                                           ==============   ==============   ==============   ==============  ===============

  Diluted Earnings (g):
    Income Before Items Below............  $        2.10    $        1.62    $        1.52    $        1.08   $         1.20
    Accounting Changes (c)...............             -                -                -                -               .06
    Extraordinary Item (d)...............             -              (.03)              -                -                -
                                           --------------   --------------   --------------   --------------  ---------------
         Net Income......................  $        2.10    $        1.59    $        1.52    $        1.08   $         1.26
                                           ==============   ==============   ==============   ==============  ===============


  Dividends:    Cash.....................  $        .333    $        .278    $        .227    $        .209   $         .191
                                           ==============   ==============   ==============   ==============  ===============
                Stock....................             -%              50%               -%               -%               -%
                                           ==============   ==============   ==============   ==============  ===============
  Book Value.............................  $       15.59    $       14.57    $       13.58    $       11.46   $        10.78
                                           ==============   ==============   ==============   ==============  ===============

Common Shares (thousands):
    Outstanding..........................        138,069          130,408          118,716          115,956          116,649
                                           ==============   ==============   ==============   ==============  ===============
    Average and Equivalent Shares:
                Basic....................        133,659          129,030          117,243          116,740          116,103
                                           ==============   ==============   ==============   ==============  ===============
                Diluted..................        141,768          141,967          138,926          138,729          138,418
                                           ==============   ==============   ==============   ==============  ===============

------------------------------------------------------------------------------------------------------------------------------

See Notes on Following Page

Notes to Item 6-Selected Financial Data
-------------------------------------------------------------------------------

(a)  Consists of cash, investments and investment income due and accrued.
(b) Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders' equity.
(c)  Effective  January  1,  1993,  the  Company  adopted  Financial  Accounting
     Statement (FAS) No. 109 "Accounting for Income Taxes" that required a change to the asset and liability method of calculating deferred income taxes. The cumulative effect of this change resulted in net income of $13.3, or $.11 per share ($.09 diluted) in 1993. In addition, effective January 1, 1993 the Company adopted FAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions" for health care and life insurance benefit plans. A few Old Republic subsidiaries made available post-retirement health benefits for employees that retired prior to November 30, 1992. The Company recognized the accumulated post-retirement benefit liability of $7.0 as of January 1, 1993; this resulted in an after tax charge to net income of $4.6 or $.04 per share ($.03 diluted.
(d) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount), and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount). Redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately
     9.6 million Old Republic common shares. The early retirement of the Company's debentures produced a net of tax charge of $4.4 or $.03 per share that has been reflected as an extraordinary item in 1996.
(e) Effective in 1997, the Company adopted Financial Accounting Statement (FAS) No. 128 "Earnings Per Share" which establishes a new methodology for computing earnings per share. It replaces Primary Earnings Per Share with Basic Earnings Per Share. Basic Earnings Per Share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted Earnings Per Share per FAS-128 is computed in a fashion similar to the former Fully Diluted Earnings Per Share as required by prior authoritative FASB pronouncements. Prior year data has been retroactively restated. Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. FAS-128 requires this stock dividend be reflected in the 1997 year-end financial statements. Excludes 10,110,690 issued and outstanding common shares, held by a consolidated affiliate, which are eliminated in consolidation and in the calculation of outstanding shares for financial accounting purposes only.
(f) Calculated after deduction of preferred stock dividend requirements of $1.7 in 1997, $7.5 in 1996, $6.7 in 1995, $7.0 in 1994 and $7.2 in 1993.
(g) Calculated after deduction of preferred stock dividend requirements and, as applicable, after adjustment for post-tax convertible debentures interest of $4.0 in 1996, $.6 in 1995, $.9 in 1994 and $1.0 in 1993.

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

                           CHANGE IN ACCOUNTING POLICY

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FAS-128) Earnings Per Share, in February 1997. This statement has been adopted by Old Republic, and prior period data has been restated for comparative purposes.

     FAS-128 establishes a new methodology for computing earnings per share. Primary Earnings Per Share is replaced by Basic Earnings Per Share. The latter excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted Earnings Per Share per FAS-128 is computed in a fashion similar to the former Fully Diluted Earnings Per Share as required by prior authoritative FASB pronouncements.

                               NON-RECURRING ITEMS

     In the second quarter of 1997, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolution with the Internal Revenue Service of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6, reduced income tax expense by $5.9 and increased after-tax consolidated earnings by $14.2 ($0.10 per diluted common share) for the year ended December 31, 1997.

                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 1997 reflected increases in assets, liabilities and common shareholders' equity of 4.0%, 0.7% and 13.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.6% and 67.9% of consolidated assets as of December 31, 1997 and December 31, 1996, respectively.

     Relatively high short-term maturity investment positions continued to be maintained as of most recent year ends to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1997 and 1996, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities with an emphasis on tax-exempt bonds. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. Old Republic's commitment to equity securities during 1997 was approximately equal to the related invested balance at year-end 1996. At December 31, 1997, the Company had no investments in default as to principal and/or interest.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Old Republic employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially effected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of $4,316.1, the long term fixed maturity investment portfolio has an average maturity of 5.1 years and an indicated duration of 4.2. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 4.2%, or $180. With regard to its $113.8 common stock portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $11.4 in the market value of the Company's common stock portfolio. These possible declines in values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants.

     Consolidated operations produced positive cash flows for the latest three years. The 1996 decline in cash flow from operations was due mainly to lower operating cash flow in Old Republic's general and life segments. Each of the Company's four segments contributed to the increase in such cash flow for 1997.

     The  parent  holding  company  has  met its  liquidity  and  capital  needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan restrict the amount of debt the Company may incur. This covenant is being met.

     Old Republic's capitalization of $2,296.1 at December 31, 1997 consisted of debt and debt equivalents of $142.9, convertible preferred stock of $1.0, and common shareholders' equity of $2,152.1. The increase in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of redeemable convertible preferred stock in 1997, the issuance of additional shares to effect a debt conversion in 1996, and an increase during 1997 and 1995 compared to a decrease during 1996 in the value of bonds and stocks carried at market value. Common shareholders equity increases in 1997 were partially offset by the acquisition of $62.1 of common stock in open market transactions. At its May 16, 1996 meeting, the Company's Board of Directors had authorized the reacquisition of up to $150.0 of common and preferred shares as market conditions would warrant during the twenty-four month period from that date; as of December 31, 1997, a total of $33.1 remained unutilized.

     In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount ) and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for the redemption of its 11.5% debentures maturing in 2015 ($30.0 principal amount); redemption of these debentures was financed with internally available funds, while the subordinated debentures were converted by their terms into approximately 9.6 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 while its common shareholders' equity account rose by $108.6 during 1996. The early retirement of the debentures produced a net of tax charge of $4.4 ($0.03 per diluted common share) that has been reflected as an extraordinary item in 1996. In December 1996, the Company redeemed all ($54.8) of its Series "H" cumulative preferred stock with available funds. During the second quarter of 1997, the Company issued $115.0 of 7% debentures maturing June 15, 2007; proceeds from this offering were used principally to redeem commercial paper debt.

     Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. FAS-128 requires this stock dividend be reflected in the 1997 year-end financial statements.

                              RESULTS OF OPERATIONS
Revenues:

     Consolidated net premiums and fees earned increased by 8.0% in 1997 and 9.7% in 1996, while they declined by 3.5% in 1995. Property and liability earned premiums increased 4.5% in 1997 and 1.9% in 1996 and decreased by 1.5% in 1995; premium production trends in the past three years were affected by a soft pricing environment for most insurance coverages, and by lower participation in involuntary market (assigned risk) pools. Growth in mortgage guaranty premiums for the past three years was enhanced principally by a rise in the amount of renewal business, by territorial expansion, and by relatively strong mortgage lending activity. Title Group premiums and fee revenues increased 9.4% in 1997 and 20.3% in 1996, but decreased by 20.6% in 1995. Greater housing and mortgage finance activity were the main reasons for this rise in revenues in the most recent two years. Depressed conditions in the large California housing market and much lower refinancing activity nationwide resulted in reduced title insurance revenues in 1995. Life and disability premium volume increased moderately during the last three years as a result of greater term life and accident insurance production.

     Net investment income grew by 3.9%, 3.4% and 10.7% in 1997, 1996 and 1995, respectively. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. The Company, as previously mentioned, used internal funds in 1997 for open market purchases of its common stock and in 1996 to redeem certain debt and preferred stock, thus reducing the size and earning power of its invested asset base. The average annual yield on investments was 5.9%, 6.0% and 6.2% for the years ended December 31, 1997, 1996 and 1995, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various times during the past three years, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower pre-tax yields.

     While the Company's investment policies have not been designed to maximize realized investment gains, such gains were higher in 1995 than those realized in 1997 and 1996. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes, and by sales of equity securities. In 1997, 76.9% of total fixed maturity securities dispositions represented contractual maturities and early calls of existing holdings; for the year 1996 and 1995 these amounted to 72.5% and 58.5%, respectively.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 48.4% in 1997, 49.9% in 1996 and 54.4% in 1995. This consolidated ratio was affected principally by an improving claim ratio for liability insurance coverages due mostly to reduced losses from involuntary workers compensation pool assessments, as well as reduced claim frequencies and severity generally. The loss ratio for mortgage guaranty insurance decreased slightly in 1997 compared to 1996 which increased compared to 1995; the 1996 increase was mostly due to a rise in frequency of claim occurrences, principally in the California market which has been affected by an economic slowdown for several years. The title insurance loss ratio in each of the past three years was affected by favorable trends in claims frequency and severity for business underwritten since 1992.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 45.2% in 1997, 46.0% in 1996 and 44.0% in 1995. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. During the past three years, the property and liability and mortgage guaranty segments' expense ratios have remained relatively flat. The title insurance expense ratio has trended lower, particularly in 1997, due in part to an increase in premium and fees volume without a proportional increase in expenses. The decline in interest and other charges, particularly in 1997, is principally a result of the above noted reduction in outstanding debt.

     The Company and its subsidiaries have been aware for several years of issues associated with programming codes in existing computer systems as the year 2000 approaches. The Company's subsidiaries are scheduled to complete by December 31, 1998, the identification and implementation of changes, and the testing of systems affected by this year 2000 issue. The costs of identifying, implementing, and testing the required changes has not been material to historical operating results. A significant portion of these costs was not incremental as the Company and its subsidiaries have mostly utilized existing resources.

Pre-Tax and Net Income:

     Income before taxes increased by 24.6%, 8.3% and 39.9% in 1997, 1996 and 1995, respectively. General insurance results have trended up during the past three years and have continued as the largest contributor to consolidated earnings, principally as a result of improved underwriting results and greater investment income. The mortgage guaranty segment reflected significantly improved earnings in each of the last three years due to increased revenues generating higher income from underwriting operations. Increases in title insurance earnings in 1997 and 1996 resulted from growth in premiums and fees and a reduction in loss and expense ratios, while the lower results in 1995 were due to the previously noted decline in revenues. Life and disability operations, excluding the aforementioned non-recurring tax recovery item, have posted relatively flat earnings in the past three years.

     The effective consolidated income tax rates were 30.3% in 1997, 31.6% in 1996 and 32.7% in 1995. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. The lower rate in 1997 was also caused by the above noted income tax recoveries for prior years.

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

     Any forward-looking statements contained in this report, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, as well as periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses and work-related injuries. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, results are generally affected by the amount of debt outstanding and its cost.

     Any forward-looking statements speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise such statements, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

 Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                       Page No.
                                                                       --------
Consolidated Balance Sheets.........................................    24-25
Consolidated Statements of Income...................................      26
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity......................................    27-28
Consolidated Statements of Cash Flows...............................      29
Notes to Consolidated Financial Statements..........................    30-52
Report of Independent Accountants...................................      53



Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                                  1997              1996
                                                                                             -------------     -------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,306.1
  and $2,045.6)...........................................................................   $    2,249.7      $    2,022.9
Other long-term investments (at cost).....................................................           15.4              25.1
                                                                                             -------------     -------------
                                                                                                  2,265.1           2,048.1
                                                                                             -------------     -------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $1,954.5 and $1,957.7)..................        2,009.9           1,984.2
Equity securities (at fair value) (cost: $60.9 and $74.6).................................          117.1             116.1
Short-term investments (at fair value which approximates cost)............................          328.0             265.7
                                                                                             -------------     -------------
                                                                                                  2,455.2           2,366.0
                                                                                             -------------     -------------
                                                                                                  4,720.4           4,414.2
                                                                                             -------------     -------------
Other Assets:
Cash......................................................................................           26.9              35.3
Securities and indebtedness of related parties............................................           46.4              43.5
Accrued investment income.................................................................           72.5              72.2
Accounts and notes receivable.............................................................          273.6             255.2
Reinsurance balances and funds held.......................................................           88.5             112.8
Reinsurance recoverable:      Paid losses.................................................           27.2              26.5
                              Policy and claim reserves...................................        1,333.5           1,396.2
Deferred policy acquisition costs.........................................................          126.2             114.6
Sundry assets.............................................................................          207.9             185.3
                                                                                             -------------     -------------
                                                                                                  2,203.0           2,241.9
                                                                                             -------------     -------------
  Total Assets............................................................................   $    6,923.4      $    6,656.2
                                                                                             =============     =============





























See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------



Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                                  1997              1996
                                                                                             -------------     -------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits....................................................................   $      183.3      $      183.6
Losses, claims and settlement expenses....................................................        3,529.7           3,541.8
Unearned premiums.........................................................................          375.8             386.8
Other policyholders' benefits and funds...................................................           61.1              65.3
                                                                                             -------------     -------------
  Total policy liabilities and accruals...................................................        4,150.0           4,177.5
Commissions, expenses, fees and taxes.....................................................          124.0             112.6
Reinsurance balances and funds............................................................          148.2             173.7
Federal income tax payable:       Current.................................................            4.3               1.9
                                  Deferred................................................          108.3              39.1
Debt and debt equivalents.................................................................          142.9             154.0
Sundry liabilities........................................................................           92.2              76.5
Commitments and contingent liabilities....................................................            -                 -
                                                                                             -------------     -------------
   Total Liabilities......................................................................        4,770.2           4,735.6
                                                                                             -------------     -------------

Preferred Stock:
Redeemable convertible preferred stock (*)................................................            -                19.3
Convertible preferred stock (*)...........................................................            1.0               1.2
                                                                                             -------------     -------------
   Total Preferred Stock..................................................................            1.0              20.6
                                                                                             -------------     -------------

Common Shareholders' Equity:
Common stock(*)...........................................................................          103.1              96.0
Additional paid-in capital................................................................          604.3             575.6
Unallocated shares - ESSOP................................................................           (6.1)              -
Net unrealized appreciation of securities.................................................           72.4              43.4
Retained earnings.........................................................................        1,478.8           1,223.3
Treasury stock (at cost)..................................................................         (100.5)            (38.4)
                                                                                             -------------     -------------
   Total Common Shareholders' Equity......................................................        2,152.1           1,900.0
                                                                                             -------------     -------------
   Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................   $    6,923.4      $    6,656.2
                                                                                             =============     =============

------------
(*) At December 31, 1997 and 1996, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 237,551 in 1997 and 50,591,157 in 1996 were redeemable and/or convertible preferred shares issued and outstanding. As of the same dates, there were 250,000,000 shares of common stock, $1.00 par value, authorized, of which 154,699,842 in 1997 and 144,017,414 in 1996 were issued and outstanding. At December 31, 1997 and 1996 there were 50,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 16,630,075 and 13,609,269 as of December 31, 1997 and 1996, respectively.















See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------



Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
----------------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                               1997              1996             1995
                                                                         ---------------   ---------------  ----------------
Revenues:
Net premiums earned...................................................   $      1,464.6    $      1,360.4   $       1,251.7
Title, escrow, and other fees.........................................            163.3             147.2             122.2
Net investment income.................................................            270.8             260.5             251.9
Realized investment gains.............................................             26.3              15.1              49.7
Other income..........................................................             37.6              20.4              20.2
                                                                         ---------------   ---------------  ----------------
                                                                                1,962.8           1,803.9           1,695.9
                                                                         ---------------   ---------------  ----------------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses.............................            787.9             752.1             740.3
Dividends to policyholders............................................              (.2)              -                 7.5
Underwriting, acquisition, and insurance expenses.....................            735.0             693.3             605.0
Interest and other charges............................................             13.4              16.0              26.9
                                                                         ---------------   ---------------  ----------------
                                                                                1,536.1           1,461.5           1,379.9
                                                                         ---------------   ---------------  ----------------
Income before income taxes and items below............................            426.7             342.4             316.0
                                                                         ---------------   ---------------  ----------------

Income Taxes:     Currently payable...................................             75.4              65.7              63.8
                  Deferred............................................             53.7              42.8              39.7
                                                                         ---------------   ---------------  ----------------
                  Total...............................................            129.2             108.5             103.6
                                                                         ---------------   ---------------  ----------------
Income before items below.............................................            297.4             233.8             212.4
Equity in earnings of unconsolidated subsidiaries
  and minority interests..............................................               .6                .9                .2
                                                                         ---------------   ---------------  ----------------
Income before extraordinary item......................................            298.1             234.8             212.7
Extraordinary item, net of income tax credits of $2.4.................              -                (4.4)              -
                                                                         ---------------   ---------------  ----------------

Net Income............................................................   $        298.1    $        230.3   $         212.7
                                                                         ===============   ===============  ================

Net Income Per Share:
   Basic:
      Before extraordinary item.......................................   $         2.22    $         1.76   $          1.76
      Extraordinary item..............................................               -               (.03)               -
                                                                         ---------------   ---------------  ----------------
      Net income......................................................   $         2.22    $         1.73   $          1.76
                                                                         ===============   ===============  ================

   Diluted:
      Before extraordinary item.......................................   $         2.10    $         1.62   $          1.52
      Extraordinary item..............................................               -               (.03)               -
                                                                         ---------------   ---------------  ----------------
      Net income......................................................   $         2.10    $         1.59   $          1.52
                                                                         ===============   ===============  ================

Average number of common and common
   equivalent shares outstanding:      Basic...........................     133,659,413       129,030,492       117,243,264
                                                                         ===============   ===============  ================
                                       Diluted.........................     141,768,361       141,967,729       138,926,325
                                                                         ===============   ===============  ================

Dividends Per Common Share:
  Cash................................................................   $         .333    $         .278   $          .227
                                                                         ===============   ===============  ================
  Stock...............................................................               -%               50%                -%
                                                                         ===============   ===============  ================




See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------



Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                               1997             1996              1995
                                                                         ---------------   ---------------   ---------------
Redeemable Convertible Preferred Stock:
  Balance, beginning of year...........................................  $         19.3    $         17.0    $         16.8
    Amortization to redemption value capitalized.......................             -                 (.1)             (1.1)
    Converted into common stock........................................           (22.1)              (.4)              (.6)
    Reclassification from debt equivalent..............................             2.7               2.8               2.1
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $          -      $         19.3    $         17.0
                                                                         ===============   ===============   ===============

Convertible Preferred Stock:
  Balance, beginning of year...........................................  $          1.2    $           .6         $     3.8
    Exercise of stock options..........................................             -                  .5                .1
    Converted into common stock........................................             (.2)              -                (3.2)
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $          1.0    $          1.2    $           .6
                                                                         ===============   ===============   ===============

Cumulative Preferred Stock:
  Balance, beginning of year...........................................  $          -      $         54.8    $         54.8
    Redemption of cumulative preferred stock...........................             -               (54.8)              -
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $          -      $          -      $         54.8
                                                                         ===============   ===============   ===============

Common Stock:
  Balance, beginning of year...........................................  $         96.0    $         58.8     $        57.6
    Stock dividend.....................................................             -                31.8               -
    Dividend reinvestment plan.........................................             -                 -                 -
    Exercise of stock options..........................................              .3                .3                .1
    Acquisition of subsidiary..........................................             -                  .4                .5
    Conversion of convertible debentures...............................             -                 4.2               -
    Conversion of convertible preferred stock..........................             6.7                .1                .4
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $        103.1    $         96.0    $         58.8
                                                                         ===============   ===============   ===============

Additional Paid-in Capital:
  Balance, beginning of year...........................................  $        575.6    $        463.4    $        456.9
    Dividend reinvestment plan.........................................              .5                .5                .4
    Exercise of stock options..........................................             6.4               6.8               2.4
    Acquisition of subsidiary..........................................             -                 -                  .1
    Conversion of convertible debentures...............................             -               104.4               -
    Conversion of convertible preferred stock..........................            21.7                .2               3.5
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $        604.3    $        575.6    $        463.4
                                                                         ===============   ===============   ===============

Unallocated Shares - ESSOP:
  Balance, beginning of year...........................................  $          -      $          -      $          -
    Change for the year................................................            (6.1)              -                 -
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $         (6.1)   $          -      $          -
                                                                         ===============   ===============   ===============

Net Unrealized Appreciation of Securities:
  Balance, beginning of year...........................................  $         43.4    $         70.3    $        (10.4)
    Change for the year, net of deferred tax if any....................            29.0             (26.9)             80.7
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $         72.4    $         43.4    $         70.3
                                                                         ===============   ===============   ===============






See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------



Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity, (Continued) ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                               1997              1996              1995
                                                                         ---------------   ---------------   ---------------
Retained Earnings:
  Balance, beginning of year...........................................  $      1,223.3    $      1,058.3    $        865.0
    Net income.........................................................           298.1             230.3             212.7
    Dividends on common: Cash..........................................           (44.9)            (35.9)            (26.7)
                       : Stock.........................................             -               (31.8)                -
    Dividends on preferred stock.......................................            (1.7)             (7.5)             (6.7)
    Acquisition of subsidiary..........................................             -                 8.5              10.6
    Currency translation adjustments...................................             4.0               1.5               3.3
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $      1,478.8    $      1,223.3    $      1,058.3
                                                                         ===============   ===============   ===============

Treasury Stock:
  Balance, beginning of year...........................................  $        (38.4)   $        (38.4)   $        (39.8)
    Acquired during the year...........................................           (62.1)              -                 (.9)
    Acquisition of subsidiary..........................................             -                 -                 2.3
                                                                         ---------------   ---------------   ---------------
  Balance, end of year.................................................  $       (100.5)   $        (38.4)   $        (38.4)
                                                                         ===============   ===============   ===============






































See accompanying Notes to Consolidated Financial Statements
------------------------------------------------------------------------------



Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                               1997             1996              1995
                                                                         ---------------   ---------------   ---------------
Cash flows from operating activities:
  Net income...........................................................  $        298.1    $        230.3    $        212.7
  Change in non-cash items:
    Deferred policy acquisition costs..................................           (11.6)             (6.7)             (6.8)
    Premiums and other receivables.....................................           (18.2)             18.6             (29.8)
    Unpaid claims and related items....................................            51.2              37.4             104.2
    Future policy benefits and policyholders' funds....................           (10.8)            (19.8)             15.3
    Income taxes.......................................................            56.1              32.1              56.3
    Reinsurance balances and funds.....................................            (1.9)             15.6              24.8
    Accounts payable, accrued expenses and other.......................            24.6               3.9              18.9
                                                                         ---------------   ---------------   ---------------
  Total................................................................           387.5             311.6             395.6
                                                                         ---------------   ---------------   ---------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
      Maturities and early calls.......................................           173.3              91.9             123.8
    Available for sale:
      Maturities and early calls.......................................           280.6             200.6              72.5
      Other............................................................           136.2             111.1             139.0
  Sales of equity securities...........................................            29.0              45.9             201.9
  Sales of other investments...........................................            15.2               4.4               4.1
  Sales of fixed assets for company use................................             3.0               3.4               6.8
  Purchases of fixed maturity securities:
    Held to maturity...................................................          (399.9)           (400.1)           (236.9)
    Available for sale.................................................          (419.1)           (206.1)           (515.8)
  Purchases of equity securities.......................................           (15.4)            (24.4)            (42.6)
  Purchases of other investments.......................................            (5.5)             (2.7)             (3.8)
  Purchases of fixed assets for company use............................           (10.5)            (12.4)             (7.1)
  Other-net............................................................            (8.7)             (7.7)              3.6
                                                                         ---------------   ---------------   ---------------
  Total................................................................          (221.7)           (196.0)           (254.3)
                                                                         ---------------   ---------------   ---------------

Cash flows from financing activities:
  Increase in term loans...............................................            10.0              88.0              12.7
  Issuance of debentures and notes.....................................           116.8               -                 -
  Issuance of preferred and common shares..............................             7.3              17.4              14.5
  Issuance of treasury shares..........................................             -                 -                 2.3
  Repayments of term loans.............................................          (135.0)            (47.9)             (4.9)
  Redemption of debentures and notes...................................            (1.6)           (105.0)                -
  Dividends on common shares...........................................           (44.9)            (35.9)            (26.7)
  Dividends on preferred shares........................................            (1.7)             (7.6)             (7.9)
  Purchases of treasury shares.........................................           (62.1)                -               (.9)
  Redemption of cumulative preferred shares............................             -               (54.8)                -
  Other-net............................................................             (.4)              (.6)             (1.4)
                                                                         ---------------   ---------------   ---------------
  Total................................................................          (111.7)           (146.6)            (12.3)
                                                                         ---------------   ---------------   ---------------

Increase (decrease) in cash and short-term
 investments...........................................................            54.0             (31.1)            128.8
  Cash and short-term investments, beginning of year...................           301.0             332.1             203.3
                                                                         ---------------   ---------------   ---------------
  Cash and short-term investments, end of year.........................  $        355.0    $        301.0    $        332.1
                                                                         ===============   ===============   ===============






See accompanying Notes to Consolidated Financial Statements.
-----------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)
------------------------------------------------------------------------------


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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 1997, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

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

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. The aggregate fair value of fixed maturity securities - "held to maturity" at December 31, 1997 was above their carrying values.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross           Gross        Estimated
                                                           Amortized      Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     -----------     -----------    -----------
Fixed Maturity Securities:
  December 31, 1997:
     Held to maturity:
       Utilities.......................................   $   1,001.8     $     21.2      $      2.1     $   1,020.9
       Tax-exempt......................................       1,247.0           37.6              .2         1,284.4
       Redeemable preferred stocks.....................            .8            -               -                .8
                                                          ------------    -----------     -----------    ------------
                                                          $   2,249.7     $     58.9      $      2.4     $   2,306.1
                                                          ============    ===========     ===========    ============

     Available for sale:
       U.S. & Canadian Governments.....................   $     658.5     $     26.2      $       .3     $     684.4
       Corporate.......................................       1,295.9           32.1             2.6         1,325.4
                                                          ------------    -----------     -----------    ------------
                                                          $   1,954.5     $     58.4      $      3.0     $   2,009.9
                                                          ============    ===========     ===========    ============


Fixed Maturity Securities:
  December 31, 1996:
     Held to maturity:
       Utilities.......................................   $     984.3     $     13.6      $      7.9     $     990.1
       Tax-exempt......................................       1,038.3           19.1             2.1         1,055.2
       Redeemable preferred stocks.....................            .2            -               -                .3
                                                          ------------    -----------     -----------    ------------
                                                          $   2,022.9     $     32.8      $     10.1     $   2,045.6
                                                          ============    ===========     ===========    ============

     Available for sale:
       U.S. & Canadian Governments.....................   $     743.1     $     17.4      $      2.5     $     758.0
       Corporate.......................................       1,214.6           18.8             7.2         1,226.1
                                                          ------------    -----------     -----------    ------------
                                                          $   1,957.7     $     36.3      $      9.8     $   1,984.2
                                                          ============    ===========     ===========    ============

     The amortized cost and estimated fair value at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                             Estimated
                                                                                               Amortized        Fair
                                                                                                 Cost           Value
                                                                                             ------------    ------------
      Fixed Maturity Securities:
         Held to Maturity:
          Due in one year or less..........................................................  $     149.1     $     149.8
          Due after one year through five years............................................        934.6           950.0
          Due after five years through ten years...........................................      1,121.6         1,161.0
          Due after ten years..............................................................         44.2            45.2
                                                                                             ------------    ------------
                                                                                             $   2,249.7     $   2,306.1
                                                                                             ============    ============

         Available for Sale:
          Due in one year or less..........................................................  $     124.1     $     124.4
          Due after one year through five years............................................        951.4           970.7
          Due after five years through ten years...........................................        810.7           835.1
          Due after ten years..............................................................         68.3            79.6
                                                                                             ------------    ------------
                                                                                             $   1,954.5     $   2,009.9
                                                                                             ============    ============

    A summary of the Company's equity securities follows:

                                                                             Gross           Gross        Estimated
                                                                          Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     -----------     -----------    -----------
  Equity Securities:
     December 31, 1997:
       Common stocks...................................   $      57.9     $     57.7      $      1.8     $     113.8
       Non redeemable preferred stocks.................           2.9             .3             -               3.2
                                                          ------------    -----------     -----------    ------------
                                                          $      60.9     $     58.0      $      1.8     $     117.1
                                                          ============    ===========     ===========    ============

     December 31, 1996:
       Common stocks...................................   $      69.8     $     42.7      $      1.5     $     111.1
       Non redeemable preferred stocks.................           4.7             .2             -               5.0
                                                          ------------    -----------     -----------    ------------
                                                          $      74.6     $     43.0      $      1.5     $     116.1
                                                          ============    ===========     ===========    ============

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

  At December 31, 1997, the Corporation and its subsidiaries had no non-income producing investments.

  The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                   Years Ended December 31,
                                                                         -------------------------------------------
                                                                             1997           1996            1995
                                                                         ------------   ------------    ------------
   Investment income from:
     Fixed maturity securities........................................   $    249.5     $     240.6     $     230.4
     Equity securities................................................          1.9             2.6             6.3
     Short-term investments...........................................         16.4            16.0            13.6
     Other sources....................................................          9.0             8.4             8.4
                                                                         -----------    ------------    ------------
        Gross investment income.......................................        277.0           267.7           258.7
     Investment expenses (1)..........................................          6.2             7.2             6.8
                                                                         -----------    ------------    ------------
        Net investment income.........................................   $    270.8     $     260.5     $     251.9
                                                                         ===========    ============    ============

   Realized gains (losses) on:
     Fixed maturity securities:
        Held to maturity..............................................   $       .2     $        .3     $        .1
                                                                         -----------    ------------    ------------
        Available for sale:
        Gains.........................................................          2.5             2.6             4.9
        Losses........................................................          (.1)            (.1)           (1.7)
                                                                         -----------    ------------    ------------
          Net.........................................................          2.4             2.5             3.2
                                                                         -----------    ------------    ------------
          Total.......................................................          2.7             2.9             3.3
                                                                         -----------    ------------    ------------
        Equity securities.............................................         24.3            12.9            47.2
        Other assets..................................................          (.6)            (.7)            (.8)
                                                                         -----------    ------------    ------------
          Total.......................................................         26.3            15.1            49.7
     Income taxes.....................................................          9.3             5.3            17.5
                                                                         -----------    ------------    ------------
        Net realized gains............................................   $     17.0     $       9.8     $      32.2
                                                                         ===========    ============    ============

   Changes  in  unrealized   investment   gains   (losses)  on:
     Fixed  maturity securities:
        Held to maturity (2)..........................................   $     33.8     $     (22.1)    $     189.0
                                                                         ===========    ============    ============

        Available for sale............................................   $     28.6     $     (50.3)    $     101.9
        Less:  Deferred income taxes (credits)........................          9.8           (17.1)           35.3
                                                                         -----------    ------------    ------------
          Net unrealized investment gains (losses)....................   $     18.7     $     (33.2)    $      66.5
                                                                         ===========    ============    ============

     Equity securities-available for sale.............................   $     15.7     $      10.1     $      21.6
     Less: Deferred income taxes......................................          5.4             3.8             7.4
                                                                         -----------    ------------    ------------
        Net unrealized investment gains...............................   $     10.3     $       6.2     $      14.2
                                                                         ===========    ============    ============

------------
(1) Investment expenses consist of personnel costs, investment custody service fees and interest on funds held of $1.7, $1.7 and $1.6 for the years ended December 31, 1997, 1996 and 1995, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.

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

                                                                                       Years Ended December 31,
                                                                             -------------------------------------------
                                                                                 1997           1996            1995
                                                                             -----------    ------------    ------------
       Deferred, beginning of year........................................   $    114.6     $     107.8     $     101.3
                                                                             -----------    -----------     ------------
       Acquisition costs deferred:
         Commissions - net of reinsurance.................................        131.7           116.6            96.8
         Premium taxes....................................................         32.5            30.6            33.8
         Salaries and other marketing expenses............................         62.0            65.8            52.4
                                                                             -----------    ------------    ------------
            Sub-total.....................................................        226.3           213.1           183.1
       Amortization charged to income.....................................       (214.7)         (206.4)         (176.6)
                                                                             -----------    ------------    ------------
            Change for the year...........................................         11.5             6.7             6.5
                                                                             -----------    ------------    ------------
       Deferred, end of year..............................................   $    126.2     $     114.6     $     107.8
                                                                             ===========    ============    ============

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

    At December 31, 1997 and 1996, the Life Insurance Group had $4,912.9 and $3,969.6, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                    1997                    1996
                                                                                 ------------           ------------
   Future Policy Benefits:
   Life Insurance Group:
     Life insurance..........................................................    $      69.3            $      64.4
     Annuities...............................................................           69.4                   76.9
     Disability/accident & health............................................           44.6                   42.1
                                                                                 ------------           ------------
        Total................................................................    $     183.3            $     183.6
                                                                                 ============           ============
   Unearned Premium:
     General Insurance Group.................................................    $     329.0            $     327.9
     Mortgage Guaranty Group.................................................           46.7                   58.8
                                                                                 ------------           ------------
        Total................................................................    $     375.8            $     386.8
                                                                                 ============           ============

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

    The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                       Years Ended December 31,
                                                                                 -----------------------------------
                                                                                     1997                   1996
                                                                                 ------------           ------------
Net Insurance in Force:
   Bonds.....................................................................    $   2,298.8            $   2,323.2
   Other.....................................................................             .5                    1.4

Net Unearned Premiums:
   Bonds.....................................................................           13.4                   13.9
   Other.....................................................................    $        .5            $        .6
                                                                                 ============           ============

    With respect to mortgage guaranty insurance (net insurance in force of $50,362.3 and $45,651.6, at December 31, 1997 and 1996, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

    The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.

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

                                                                                   Years Ended December 31,
                                                                         -------------------------------------------
                                                                             1997            1996            1995
                                                                         ------------   -------------   ------------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the beginning of each year, net of reinsurance
  losses recoverable...................................................  $   2,238.7    $    2,200.2    $   2,096.5
                                                                         ------------   -------------   ------------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year....................        933.5           865.9          864.6
  Change in provision for insured events of prior years................       (141.8)         (110.3)        (118.9)
                                                                         ------------   -------------   ------------
       Total incurred claims and claim adjustment expenses.............        791.6           755.6          745.6
                                                                         ------------   -------------   ------------
Payments:
  Claims and claim adjustment expenses attributable to insured
    events of the current year.........................................        334.9           297.4          251.7
  Claims and claim adjustment expenses attributable to insured
    events of prior years..............................................        405.8           419.6          390.5
                                                                         ------------   -------------   ------------
       Total payments..................................................        740.8           717.0          642.3
                                                                         ------------   -------------   ------------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the end of each year, net of reinsurance
  losses recoverable...................................................      2,289.6         2,238.7        2,200.2
Reinsurance losses recoverable.........................................      1,240.0         1,303.0        1,319.6
                                                                         ------------   -------------   ------------
Amount of reserves for unpaid claims and claim adjustment
  expenses.............................................................  $   3,529.7    $    3,541.8    $   3,519.8
                                                                         ============   =============   ============

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

     The data in the table above, incorporates Old Republic's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, and during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1997, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $71.8 gross, and $36.3 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.4 years (gross) and 11.0 years (net) of average annual claims payments.

     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1997, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

                                                                                      Years Ended December 31,
                                                                           -------------------------------------------
                                                                                1997           1996           1995
                                                                           -------------  -------------  -------------
Statutory tax rate.......................................................         35.0%          35.0%           35.0%
Tax rate increases (decreases):
     Tax-exempt interest.................................................         (3.7)          (3.5)           (2.5)
     Dividends received exclusion........................................          (.1)           (.1)            (.4)
     Tax settlement......................................................         (1.4)             -               -
     Other items - net...................................................           .5             .3              .6
                                                                           -------------  -------------  -------------
Effective tax rate.......................................................         30.3%          31.6%           32.7%
                                                                           =============  =============  =============

    The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                     December 31,
                                                                    -----------------------------------------------
                                                                        1997             1996              1995
                                                                    ------------     ------------      ------------
Deferred Tax Assets:
   Future policy benefits........................................   $      3.3       $       2.3       $      2.2
   Losses, claims, and settlement expenses.......................        182.4             182.8            179.8
   Other.........................................................         12.4              10.0              8.8
                                                                    -----------      ------------      -----------
     Total gross deferred tax assets.............................        198.1             195.2            190.9
     Less-valuation allowance....................................         -                   .7              2.5
                                                                    -----------      ------------      -----------
     Net deferred tax assets.....................................        198.1             194.4            188.4
                                                                    -----------      ------------      -----------
Deferred Tax Liabilities:
   Unearned premium reserves.....................................         15.2               8.9              3.0
   Deferred policy acquisition costs.............................         42.5              38.7             36.7
   Mortgage guaranty insurers' contingency reserves..............        181.3             135.3             97.2
   Fixed maturity securities adjusted to cost....................          6.9               5.9              4.4
   Unrealized investment gains...................................         38.2              22.8             37.1
   Title plants and records......................................          4.3               4.1              3.5
   Other.........................................................         17.8              17.6             16.5
                                                                    -----------      ------------      -----------
     Total deferred tax liabilities..............................        306.4             233.5            198.6
                                                                    -----------      ------------      -----------
     Net deferred tax liability..................................   $   (108.3)      $     (39.1)      $    (10.1)
                                                                    ===========      ============      ===========

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

    Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $19.6 at December 31, 1997) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

    As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1982 to 1995. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations.

    In 1997, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolution with the Internal Revenue Services of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6, reduced income tax expense by $5.9 and increased net income by $14.2.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.2 in 1997, $4.6 in 1996 and $3.2 in 1995.

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

    The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                   Years Ended December 31,
                                                                         -------------------------------------------
                                                                             1997           1996            1995
                                                                         -----------    ------------    ------------
   Service cost.......................................................   $      4.1     $       4.2     $       3.2
   Interest cost......................................................          8.2             7.8             7.6
   Return on assets...................................................        (13.7)           (8.1)          (15.5)
   Net amortization and deferral......................................          2.6            (3.0)            5.6
                                                                         -----------    ------------    ------------
   Net cost...........................................................   $      1.2     $        .9     $       1.0
                                                                         ===========    ============    ============

    A reconciliation of the funded status of the plans is as follows:

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                            1997            1996
                                                                                        ------------    ------------
   Actuarial present value of benefit obligations:
     Vested benefit obligations.......................................................  $     103.0     $      96.6
     Nonvested benefit obligations....................................................          2.6             2.2
                                                                                        ------------    ------------
     Accumulated benefit obligations..................................................        105.6            98.8
     Excess of projected benefit obligations over
        accumulated benefit obligations...............................................         19.8            18.4
                                                                                        ------------    ------------
   Projected benefit obligations......................................................        125.4           117.3
   Plans' assets at fair market value.................................................        135.2           124.4
                                                                                        ------------    ------------
   Plan assets in excess of projected benefit obligations.............................          9.8             7.1
   Unrecognized net (gain) loss.......................................................         (1.0)            3.0
   Prior service cost not yet recognized in net periodic pension cost.................           .3              .4
   Remaining unrecognized transition net assets from
     December 31, 1985................................................................         (1.6)           (2.6)
                                                                                        ------------    ------------
   Accrued pension asset recognized in the consolidated
     balance sheet....................................................................  $       7.4     $       8.0
                                                                                        ============    ============

    The projected benefit obligations for the plans were determined using the following assumptions at the dates shown:

                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       ------------   ------------
   Settlement discount rates..........................................................    7.30%         7.0 - 7.5%
   Rates of compensation increase.....................................................    4.00%         4.0 - 6.0%
   Long-term rates of return on assets................................................    8.25%         8.0 - 8.5%

    The Financial Accounting Standards Board (FASB) issued, in January, 1998, Statement of Financial Accounting Standards No. 132 (FAS-132) "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS-132 revises the Company's disclosures about pension and other postretirement benefit plans. The Statement does not change the measurements or recognition of pension or other postretirement benefit plans. FAS-132 is effective for fiscal years beginning after December 15, 1997.

    The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                       Years Ended December 31,
                                                                             -------------------------------------------
                                                                                 1997           1996            1995
                                                                             -----------    ------------    ------------
    Employees Savings and Stock Ownership Plan............................   $      4.0     $       4.0     $       1.2
    Other profit sharing..................................................          4.1             4.0             3.4
    Deferred and incentive compensation...................................   $     12.8     $      10.0     $       5.2
                                                                             ===========    ============    ============

    The Company sponsors a leveraged Employee Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 1997, there were 9,345,677 Common Shares owned by the ESSOP of which 1,279,988 were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 3).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($541.7 and $390.2 at December 31, 1997 and 1996, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-In 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" which establishes a new methodology for computing earnings per share. Consolidated basic earnings per share, which replaces primary earnings per share, excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share per FAS-128 is computed in a fashion similar to the former fully diluted earnings per share as required by prior authoritative FASB pronouncements. Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. FAS-128 requires this stock dividend be reflected in the 1997 year-end financial statements. The following tables provide a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                                             Years Ended December 31,
                                                              ----------------------------------------------------
                                                                    1997              1996               1995
                                                              ----------------  ----------------  ----------------
Numerator:
   Income before extraordinary item.......................    $         298.1   $         234.8   $         212.7
   Less: Preferred stock dividends........................                1.7               7.5               6.7
                                                              ----------------  ----------------  ----------------
   Numerator for basic earnings per share -
     income available to common stockholders..............              296.3             227.3             205.9

   Effect of dilutive securities:
     Convertible preferred stock dividends................                1.7               3.0               1.9
     Convertible debentures interest......................               -                   .4               4.1
                                                              ----------------  ----------------  ----------------
                                                                          1.7               3.4               6.0
                                                              ----------------  ----------------  ----------------
   Numerator for diluted earnings per share -
     income available to common stockholders
     after assumed conversions............................    $         298.1   $         230.7   $         212.0
                                                              ================  ================  ================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares..............................        133,659,413       129,030,492       117,243,264

   Effect of dilutive securities:
     Stock options........................................          1,763,123         1,237,181         1,019,502
     Convertible preferred stock..........................          6,345,825        10,512,543        11,005,119
     Convertible debentures...............................              -             1,187,513         9,658,440
                                                              ----------------  ----------------   ---------------
   Dilutive potential common shares.......................          8,108,948        12,937,237        21,683,061
                                                              ----------------  ----------------   ---------------
     Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions...............................        141,768,361       141,967,729       138,926,325
                                                              ================  ================   ===============

   Basic earnings per share...............................    $          2.22   $          1.76    $         1.76
                                                              ================  ================   ===============
   Diluted earnings per share.............................    $          2.10   $          1.62    $         1.52
                                                              ================  ================   ===============

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

Supplemental cash flow information:                                               Years Ended December 31,
                                                                        ------------------------------------------
                                                                            1997            1996           1995
                                                                        -----------     -----------    -----------
    Cash paid during the year for:
       Interest......................................................   $      9.3      $     14.0     $     23.1
       Income taxes..................................................         73.0            75.2           47.4
                                                                        -----------     -----------    -----------
                                                                        $     82.3      $     89.2     $     70.5
                                                                        ===========     ===========    ===========

(p) Concentration of Credit Risk-Excluding U.S. government fixed maturity securities, the Company is not exposed to any significant concentration of credit risk.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

(r) Comprehensive Income-The Financial Accounting Standards Board (FASB) issued, in June, 1997, Statement of Financial Accounting Standards No. 130 (FAS-130) "Reporting Comprehensive Income." FAS-130 establishes standards for the reporting of other comprehensive income in a financial statement and displaying the accumulated balance of other comprehensive income separately from retained earnings. This statement is effective for accounting periods beginning after December 15, 1997. Adoption of this accounting policy will require a new financial statement and not have a material impact on the Company's financial position or results of its operations.

Note 2-Investments - Bonds and other investments carried at $167.3 as of December 31, 1997 were on deposit with governmental authorities by the Corporation's insurance subsidiaries to comply with insurance laws.

Note 3-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                         December 31,
                                                                      ---------------------------------------------------
                                                                               1997                         1996
                                                                      ----------------------      -----------------------
                                                                       Carrying       Fair         Carrying       Fair
                                                                        Amount        Value         Amount        Value
                                                                      ----------   ---------      ----------   ----------
Commercial paper due within 180 days with an
       average yield of 5.92% and 5.59%, respectively...............  $      9.8   $     9.8      $    133.7   $    133.7
Debentures maturing in 2007 at 7.0%.................................       114.9       119.2             -            -
Other miscellaneous debt............................................        12.0        12.0            11.3         11.3
                                                                      -----------  ----------     -----------  -----------
Total debt..........................................................       136.8       141.2           145.1        145.1
Redeemable convertible preferred stock classified
       as a debt equivalent (See (a) below).........................         -           -               8.8          8.8
Common stock classified as a debt
       equivalent (See (a) below)...................................         6.1         6.1             -            -
                                                                      -----------  ----------     -----------  -----------
Total debt and debt equivalents.....................................  $    142.9   $   147.3      $    154.0   $    154.0
                                                                      ===========  ==========     ===========  ===========

    The  carrying   amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt (including common stock classified as a debt equivalent see (a)below) at December 31, 1997 are as follows: 1998:
$12.8;  1999:  $4.4;  2000:  $3.8;  2001: $.6; 2002: $.1; 2003 and after $121.1.
During 1997, 1996 and 1995, $9.6, $10.8 and $23.0, respectively, of interest expense on debt was charged to consolidated operations.

------------
(a) The Company has guaranteed bank loans (balance at December 31, 1997 was $6.1) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"). The loans have been used to fund the purchase of Series D Redeemable Convertible Preferred Stock from the Company by the Trust for the original amount of the loans. All remaining Series D Preferred Stock shares were fully converted into common shares as of August 22, 1997. The Trust's loan principal repayments (currently scheduled at $1.0 in 1998, $2.6 in 1999 and $2.5 in 2000) are expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest on the Trust's loans is payable quarterly and at rates ranging from 75% to 80% of the prime rate. See Notes 4a and 4c.

(b) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount), and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount). Redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately
     9.6 million Old Republic common shares. The early retirement of the Company's debentures produced a net of tax charge of $4.4 (3 cents per share) that has been reflected as an extraordinary item in 1996.

Note 4-Shareholders' Equity - Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. FAS-128 requires this stock dividend be reflected in the 1997 year-end financial statements. All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through March 31, 1998.

(a) Preferred Stock-The following table shows certain information pertaining to each of the Corporation's series of preferred shares issued and outstanding:

                                                                          Redeemable
                                                                          convertible              Convertible
                                                                         --------------           --------------
Preferred Stock Series:                                                       D(1)                     G(2)
                                                                         --------------           --------------
Annual cumulative dividend rate
  per share...................................................           $         .058           $          (2)
Conversion ratio of preferred into
  common shares ..............................................                  5 for 1                1 for .95
Conversion right begins.......................................                  Anytime                  Anytime
Redemption and liquidation
  value per share.............................................                   -                           (2)
Redemption beginning in year..................................                     1987                      (2)
Total redemption value (millions).............................                   -                           (2)
Vote per share................................................                      one                      one
Shares outstanding:
  December 31, 1996...........................................               50,253,693                  337,464
  December 31, 1997...........................................                   -                       237,551
                                                                         ==============           ==============

------------
(1) Series D redeemable convertible preferred stock, substantially all of which was held by the Corporation's employee benefit plans, was adjustable proportionately as to redemption value, dividend rate, and number of shares to reflect any stock dividends or splits declared on the Corporation's common stock, and had a preference as to dividend payments and upon liquidation of the Corporation. The Series D redeemable convertible stock was converted into common shares as of August 22, 1997.
(2) The Corporation has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock ("Series G") for issuance pursuant to the Corporation's Stock Option Plan. Series G has been issued under two different designations; the most recent designation being Series G-2 (except as otherwise stated, Series G and Series G-2 are collectively referred to as Series G). Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 1997, the annual dividend rate for Series G was $.82 per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See 4(d)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1997 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 1998 without the prior approval of appropriate regulatory authorities is approximately $229.1. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth, and support its obligations to policyholders.

(c) Debt Restrictions-Under the most restrictive covenants, the terms of Old Republic's guaranties relative to loan agreements described in Note 3(a) provide that while loans under such agreements are outstanding, Old Republic is restricted from, among other things, permitting "Debt" to exceed 25% of its consolidated tangible net worth (as adjusted for goodwill and net unrealized investment gains or losses, but including title plants and records) without approval of the lenders.

(d) Stock Option Plan-The Corporation has a stock option plan for certain eligible key employees. Outstanding options at any one time may not exceed 5% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock on the date of grant; the term of each option is generally ten years from such date. Options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth anniversaries of the date of the grant. In the event the market closing price of the Old Republic common stock reaches a pre-established value ("the vesting acceleration price"), however, optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year of employment by the optionee. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. The option plan also enables optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

  For financial reporting purposes, Old Republic records the exercise of stock options directly in its capital accounts as permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation costs. In estimating the compensation cost of options, the fair value of options at date of grant has been calculated using a Black-Scholes options pricing model that takes the assumptions shown below into account.

                                                                                    Years Ended December 31,
                                                                       -------------------------------------------------
                                                                           1997               1996              1995
                                                                       ------------      ------------       ------------
    Option pricing/weighted average assumptions:
       Risk-free interest rates....................................           6.63%             6.74%              7.10%
       Dividend yield..............................................           3.05%             2.49%              3.20%
       Common stock market
         price volatility factors..................................          .22               .22                .23
       Expected option life........................................        10 years          10 years           10 Years

    Comparative data:
       Net income:
         As reported...............................................     $  298.1          $  230.3          $   212.7
         Pro forma basis...........................................        297.3             228.4              212.3
       Basic earnings per share:
         As reported...............................................         2.22              1.73               1.76
         Pro forma basis...........................................         2.21              1.71               1.75
       Diluted earnings per share:
         As reported...............................................         2.10              1.59               1.52
         Pro forma basis...........................................     $   2.10          $   1.58          $    1.52
                                                                        =========         =========         ==========

    A summary of the status of the Corporation's stock options as of December 31, 1997, 1996 and 1995, and changes in outstanding options during the years then ended follows:

                                                               As of and for the Years Ended December 31,
                                              ---------------------------------------------------------------------------
                                                      1997                      1996                       1995
                                              ----------------------   -----------------------   ------------------------
                                                           Weighted                  Weighted                   Weighted
                                                            Average                   Average                    Average
                                                           Exercise                  Exercise                   Exercise
                                                 Shares      Price        Shares      Price         Shares        Price
                                              ----------- ----------   ------------ ----------   ------------  ----------
      Outstanding at beginning of year ...     3,237,204     $ 9.55      4,060,362     $ 8.99      3,027,680     $ 7.81
      Granted.............................     1,734,750      17.83          7,500      14.75      1,404,000      10.85
      Exercised...........................       510,334       9.12        789,746       6.64        324,045       5.77
      Canceled and forfeited..............        22,860      10.45         40,912      10.75         47,273      11.05
                                               ----------                ----------                ----------
      Outstanding at end of year..........     4,438,760      12.83      3,237,204       9.55      4,060,362       8.99
                                               ==========                ==========                ==========

      Exercisable at end of year..........     2,385,821      10.12      2,578,437       9.41      1,679,288       6.91
                                               ==========                ==========                ==========
      Weighted average fair value of
         options granted during the year..                   $ 5.29                    $ 5.01                    $ 3.37
                                                             =======                   =======                   =======

   A summary of stock options outstanding and exercisable at December 31, 1997 follows:

                                                             Options Outstanding                    Options Exercisable
                                                    -------------------------------------        -------------------------
                                                                     Weighted - Average
                                                                   ----------------------
                                                                    Remaining                                   Weighted-
                                                      Number          Con-                         Number        Average
                                                       Out-         tractual    Exercise          Exercis-      Exercise
          Ranges of Exercise Prices                  Standing         Life        Price             able          Price
          -------------------------                 ----------     ----------- ----------        ----------   ------------
      $ 4.65 to $ 5.61.........................       620,834       2.30 yrs.   $  5.17            548,720      $  5.17
      $10.84 to $11.83...........................   2,077,589       6.02 yrs.     10.95          1,662,317        10.97
      $14.75 to $17.83...........................   1,740,337       9.00 yrs.   $ 17.82            174,784      $ 17.61
                                                    ----------     =====        =======          ----------     =======
         Total...................................   4,438,760                                    2,385,821
                                                    =========                                    =========

(e) Common Stock-There were 250,000,000 shares of common stock authorized at December 31, 1997. At the same date, there were 50,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

   The Corporation issued a total of 1,112,400 common shares valued at $8.9 and 1,487,360 common shares valued at $13.7 in 1996 and 1995, respectively to effect acquisitions which were not material to Old Republic's financial position or operating results.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1997 amounted to $1,332.2 and $72.8, respectively. Cash dividends declared during 1997, 1996 and 1995, to the Corporation by its subsidiaries amounted to $199.1, $152.8 and $106.8, respectively.

(g) Treasury Stock-A total of 12,465,810 common shares issued and outstanding are held by consolidated affiliates. See "Related Party Transactions" herein.

(h) Statutory Data-The shareholders' equity and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                                       Shareholders' Equity                     Net Income
                                                    -------------------------    ---------------------------------------
                                                           December 31,                  Years Ended December 31,
                                                    -------------------------    ---------------------------------------
                                                        1997          1996           1997          1996          1995
                                                    -----------   -----------    -----------   -----------   -----------
    General Insurance Group......................   $   1,222.9   $   1,225.1    $     171.1   $     182.6   $     149.6
    Mortgage Guaranty Group......................         123.8         131.0          141.3         111.6          95.9
    Title Insurance Group........................         114.2         119.9           14.9          14.1          15.2
    Life Insurance Group.........................   $      71.2   $      75.3    $      16.5   $       5.6   $       6.9
                                                    ============  ============   ============  ============  ============

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

    Reinsurance protection for General Insurance operations generally limits the net loss on any one risk to the following maximums (in thousands): workers' compensation-$1,000; auto liability-$500; general liability-$500; and property coverages-$250. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $25. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $250.

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

    The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1997. For the years 1995 to 1997, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        1997              1996             1995
                                                                   --------------    -------------    --------------
General Insurance Group
Written premiums:      direct..................................    $      1,103.9    $     1,095.6    $      1,118.0
                       assumed.................................              32.7             48.4              65.2
                       ceded...................................    $        229.1    $       278.9    $        307.0
                                                                   ===============   ==============   ===============

Earned premiums:       direct..................................    $      1,100.6    $     1,096.8    $      1,099.7
                       assumed.................................              34.6             52.1              74.3
                       ceded...................................    $        228.9    $       281.3    $        322.8
                                                                   ===============   ==============   ===============

Claims ceded...................................................    $        245.7    $       215.1    $        210.0
                                                                   ===============   ==============   ===============

Mortgage Guaranty Group
Written premiums:      direct..................................    $        259.6    $       213.0    $        170.3
                       assumed.................................                .2              -                 -
                       ceded...................................    $           .8    $         1.1    $          2.2
                                                                   ===============   ==============   ===============

Earned premiums:       direct..................................    $        271.9    $       227.9    $        178.2
                       assumed.................................               -                -                 -
                       ceded...................................    $           .9    $         1.2    $          3.0
                                                                   ===============   ==============   ===============

Claims ceded...................................................    $           .2    $          .8    $          1.8
                                                                   ===============   ==============   ===============

Mortgage guaranty insurance in force as of
December 31:      direct.......................................    $     49,925.2    $    45,922.3    $     39,201.2
                  assumed......................................             658.4              -                 -
                  ceded........................................    $        221.3    $       270.7    $        338.5
                                                                   ===============   ==============   ===============

Life Insurance Group
Written premiums:      direct..................................    $         84.9    $        80.8    $         88.0
                       assumed.................................                .3               .2                .3
                       ceded...................................    $         32.5    $        32.8    $         42.4
                                                                   ===============   ==============   ===============

Earned premiums:       direct..................................    $         81.3    $        78.8    $         82.5
                       assumed.................................                .3               .2                .3
                       ceded...................................    $         32.9    $        33.1    $         40.9
                                                                   ===============   ==============   ===============

Life insurance in force as of December 31:        direct.......    $      8,708.6    $     6,775.8    $      7,747.3
                                                  assumed......               -                -                 -
                                                  ceded........    $      3,795.6    $     2,806.2    $      3,510.2
                                                                   ===============   ==============   ===============

Disability/accident and health insurance premiums
 ceded on a quota share basis:
    To affiliated companies....................................    $          1.5    $         3.1    $          3.4
    To unaffiliated companies..................................              18.2             18.9              24.7
                                                                   ---------------   --------------   ---------------
     Total.....................................................    $         19.8    $        22.0    $         28.1
                                                                   ===============   ==============   ===============

    Percentage of direct and assumed premiums..................             34.8%            37.7%             43.8%
                                                                   ===============   ==============   ===============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1997, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $107.2 are summarized as follows: 1998:
$28.2; 1999: $20.6; 2000: $14.3; 2001: $10.4 2002: $8.1; 2003 and after: $25.4.

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

Note 6-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1997 is presented below. In the second quarter 1997, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolutions with the Internal Revenue Service of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6, reduced income tax expense by $5.9 and increased net income by $14.2 (10 cents per share).

   In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount); in April 1996, the Company called for redemption of its 11.5% debentures maturing in 2015 ($30.0 principal amount); redemption of these debentures was effected with internally available funds. The early retirement of the Company's 10% debentures of 2018 produced a net of tax charge of $3.3 (2 cents per share) that has been reflected as an extraordinary item in the first quarter of 1996, while the retirement of the Company's 11.5% debentures of 2015 produced an additional net of tax charge of $1.1 (1 cent per share) that was reflected as an extraordinary item in the second quarter of 1996. Accordingly, the total extraordinary item reflected in the results for 1996 was $4.4 (3 cents per share).

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

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1997:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        383.2  $        421.2  $        422.6  $        438.2
Net investment income and realized gains..........             78.5            71.2            70.4            76.7
Total revenues....................................            461.8           492.6           493.2           515.1
Benefits, claims, and expenses....................            367.2           371.8           392.1           404.8
Net income........................................   $         65.2  $         88.3  $         69.1  $         75.4
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .49  $          .67  $          .51  $          .54
                         Diluted..................   $          .46  $          .62  $          .49  $          .53
                                                     ==============  ==============  ==============  ==============
Average common and equivalent shares outstanding:
  Basic...........................................      130,513,487     130,383,032     134,509,503     138,718,711
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      142,266,700     141,494,007     141,999,192     141,080,148
                                                     ==============  ==============  ==============  ==============

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1996:                        -------------   -------------   -------------   -----------
Operating Summary:
Net premiums, fees, and other income..............   $       359.4   $       387.9   $       384.3   $        396.1
Net investment income and realized gains..........            71.3            65.2            71.5             67.4
Total revenues....................................           430.9           453.3           456.0            463.6
Benefits, claims, and expenses....................           353.7           369.6           365.5            372.5
Income before extraordinary item..................            53.4            57.0            61.7             62.5
Extraordinary item, net of tax....................            (3.3)           (1.1)            -                -
Net income........................................   $        50.0   $        55.9   $        61.7   $         62.5
                                                     =============   =============   =============   ==============
Net income per share:
Basic:
  Before extraordinary item.......................   $         .41   $         .43   $         .46   $          .47
  Extraordinary item..............................            (.03)           (.01)            -                -
  Net Income......................................   $         .38   $         .42   $         .46   $          .47
                                                     =============   =============   =============   ==============
Diluted:
  Before extraordinary item.......................   $         .38   $         .40   $         .43   $          .43
  Extraordinary item..............................            (.03)           (.01)            -                -
  Net Income......................................   $         .35   $         .39   $         .43   $          .43
                                                     =============   =============   =============   ==============
Average common and equivalent shares outstanding:
  Basic...........................................     124,938,669     129,758,396     129,951,183      130,357,934
                                                     =============   =============   =============   ==============
  Diluted.........................................     141,719,168     141,631,446     141,778,116      142,236,065
                                                     =============   =============   =============   ==============

Note 7-Information About Segments of Business - The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

    In computing the income or loss before taxes and extraordinary item for each segment, the following items have not been added or deducted: general corporate revenues and expenses, parent company interest expense, income taxes, and equity in operating results of, or dividends from, unconsolidated subsidiaries and affiliates. To reconcile the total assets shown for the General, Mortgage Guaranty, Title and Life Groups with total consolidated assets at December 31, 1997 and 1996, adjustments must be made for the parent company assets of $2,302.1 and $2,079.6, and consolidating eliminations of $2,556.9 and $2,477.6, respectively.

    Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

                                                    Net Revenues
----------------------------------------------------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                                   --------------------------------------------------
                                                                         1997             1996             1995
                                                                   ---------------   --------------   ---------------
General Insurance Group:
  Net premiums earned:
    Liability coverages.........................................   $        513.7    $       463.6    $        477.9
    Property and other coverages................................            392.5            404.0             373.2
  Net investment (a) and other income...........................            213.2            207.3             204.9
                                                                   ---------------   --------------   ---------------
     Total......................................................          1,119.5          1,074.9           1,056.1
                                                                   ---------------   --------------   ---------------
Mortgage Guaranty Group:
  Net premiums earned...........................................            271.0            226.5             175.2
  Net investment (a) and other income...........................             42.3             36.0              28.6
                                                                   ---------------   --------------   ---------------
     Total......................................................            313.3            262.6             203.9
                                                                   ---------------   --------------   ---------------
Title Insurance Group:
  Net premiums earned...........................................            238.6            220.2             183.3
  Title, escrow and other fees..................................            163.3            147.2             122.2
                                                                   ---------------   --------------   ---------------
    Sub-total...................................................            402.0            367.4             305.5
  Net investment (a) and other income...........................             21.4             20.4              20.6
                                                                   ---------------   --------------   ---------------
     Total......................................................            423.4            387.9             326.2
                                                                   ---------------   --------------   ---------------
Life Insurance Group:
  Annuities:
    Net premiums earned.........................................              -                -                 -
    Net investment income.......................................              4.8              5.2               6.1
                                                                   ---------------   --------------   ---------------
    Sub-total...................................................              4.9              5.2               6.1
                                                                   ---------------   --------------   ---------------
  Credit and other life and disability:
    Net premiums earned.........................................             48.6             46.0              41.9
    Net investment (a) and other income.........................             21.9(c)           9.2               9.9
                                                                   ---------------   --------------   ---------------
    Sub-total...................................................             70.5             55.2              51.8
                                                                   ---------------   --------------   ---------------
     Total......................................................             75.4             60.5              58.0
                                                                   ---------------   --------------   ---------------

Other Operations - Net (b):.....................................              4.5              2.6               1.8
                                                                   ---------------   --------------   ---------------
    Consolidated sub-total......................................          1,936.4          1,788.7           1,646.1
Net Realized Gains..............................................             26.3             15.1              49.7
                                                                   ---------------   --------------   ---------------
    Consolidated................................................   $      1,962.8    $     1,803.9    $      1,695.9
                                                                   ===============   ==============   ===============

                                             Income (Loss) Before Taxes
--------------------------------------------------------------------------------------------------------------------

                                                                                 Years Ended December 31,
                                                                    ------------------------------------------------
                                                                         1997             1996             1995
                                                                    ---------------    ------------     ------------
General Insurance Group:
  Underwriting/service income (loss):
    Liability coverages........................................     $         (2.5)    $     (26.0)     $     (58.6)
    Property and other coverages...............................               13.0            20.5             38.6
  Net investment income (a)....................................              197.8           194.3            191.1
                                                                    ---------------    ------------     ------------
    Total......................................................              208.3           188.8            171.1
                                                                    ---------------    ------------     ------------
Mortgage Guaranty Group:
  Underwriting/service income..................................              105.9            89.8             77.6
  Net investment income (a)....................................               35.5            30.4             25.2
                                                                    ---------------    ------------     ------------
    Total......................................................              141.5           120.2            102.8
                                                                    ---------------    ------------     ------------
Title Insurance Group:
  Underwriting/service income (loss) ..........................               17.5             5.9            (13.4)
  Net investment income (a)....................................               19.0            18.6             18.0
                                                                    ---------------    ------------     ------------
    Total......................................................               36.5            24.6              4.6
                                                                    ---------------    ------------     ------------
Life Insurance Group:
  Annuities....................................................                1.0              .6              2.7
  Other coverages and net investment income (a)................               18.9(c)          6.4              5.2
                                                                    ---------------    ------------     ------------
    Total......................................................               19.9             7.0              7.9
                                                                    ---------------    ------------     ------------

Other Sources - Net (b):.......................................               (6.1)          (13.5)           (20.2)
                                                                    ---------------    ------------     ------------
    Consolidated sub-total.....................................              400.3           327.2            266.2
Net Realized Gains.............................................               26.3            15.1             49.7
                                                                    ---------------    ------------     ------------
    Consolidated...............................................     $        426.7     $     342.4      $     316.0
                                                                    ===============    ============     ============

-----------
In the above tables, net premiums earned on a GAAP basis differ from statutory amounts as a result of differences in the calculations of unearned premium reserves under each accounting method. (a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./ (c) Includes $12.6 of interest income from settlement of prior years' tax issues.

                                                 Assets At Year End
--------------------------------------------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                    1997                   1996
                                                                                -------------         ---------------
General Insurance Group..................................................       $     5,300.6         $      5,350.5
Mortgage Guaranty Group..................................................               922.9                  760.5
Title Insurance Group....................................................               419.4                  408.2
Life Insurance Group.....................................................               309.4                  310.3
Consolidated.............................................................       $     6,923.4         $      6,656.2
                                                                                ==============        ===============

     The Financial Accounting Standards Board (FASB) issued, in June, 1997, Statement of Financial Accounting Standards No. 131 (FAS-131) "Disclosure about Segments of an Enterprise and Related Information." FAS-131 establishes standards for the way the Company reports information about operating segments. This statement shall be effective for fiscal years beginning after December 15, 1997. The Company has not as of yet determined the effect of this statement on its definition of operating segments. FAS-131 does not impact the Company's financial position or results of its operation.

Note 8-Related Party Transactions - At December 31, 1997 and 1996, the Corporation owned 100.0% and 98.85% of the non-voting common shares, respectively, and 40% of the voting common and preferred shares of the American Business & Mercantile Insurance Group, Inc., ("AB&M Group" or "Group"), an affiliated insurance holding company engaged in the property and liability reinsurance business. American Business & Personal Insurance Mutual, Inc. ("Mutual"), a property & liability mutual insurer owned by its policyholders, held directly or through a subsidiary .04% of the Group's non-voting common shares at December 31, 1996 and 60% of the Group's voting common and preferred shares at December 31, 1997 and 1996. At December 31, 1996, 1.11% of the Group's non-voting common shares were held by public shareholders. In the fourth quarter 1997, the Corporation acquired the non-voting common shares.

     Pursuant to underwriting and investment management agreements, Old Republic receives management fees for administering the affairs of the Group's reinsurance subsidiary and those of Mutual. Pursuant to reinsurance treaties, the Group and Mutual are quota share participants in various types of primary or assumed reinsurance contracts produced through Old Republic underwriting facilities. Fees received in the past three years by Old Republic were immaterial. The following table shows reinsurance cessions, retrocessions, and assumptions to or from the Group's reinsurance subsidiary and the Mutual for the last three years.

                                      Ceded to Group                 Assumed from Mutual               Ceded to Mutual
                                ---------------------------     ----------------------------     ---------------------------
                                  1997      1996      1995        1997      1996       1995        1997      1996      1995
                                -------   -------   -------     -------   -------    -------     -------   -------   -------
Premiums written............    $   4.5   $   9.3   $  12.6     $   -     $   -      $   -       $   1.2   $   1.6   $   3.6
Commissions and fees........         .7        .8        .8         (.2)      -          -           -         -         -
Losses and loss expenses....        2.6       9.8      14.7        (1.0)       .1         .1          .9       1.7       4.1
Loss and loss expense
 reserves...................       49.6      55.5      54.1        17.2      17.1       18.7         7.1       8.4       7.9
Unearned premiums...........    $   1.2   $   1.1   $   1.1     $   -     $   -      $   -       $    .3   $    .3   $    .3
                                ========  ========  ========    ========  ========   ========    ========  ========  ========

     Certain subsidiaries of the Company have sold various accounts receivable to a finance company subsidiary of the Mutual. Total receivables sold amounted to approximately $6.1 as of December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, the Group held approximately 6.8% and 7.2%, respectively, of Old Republic's issued and outstanding common shares. For financial accounting purposes only, 10,110,690 and 9,988,352 of such shares have been treated as treasury shares at each respective date in consolidating the Group's accounts with those of the Corporation.

     At December 31, 1997, the Corporation owned 96.9% of the voting common stock of Employers General Insurance Group, Inc. ("EGI") an affiliated insurance holding company engaged in property and liability insurance, primarily in Texas and Oklahoma. At such date, 3.1% of EGI's voting common stock was held by public shareholders.

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

                                                                                              Ceded to EGI
                                                                               ------------------------------------------
                                                                                  1997            1996            1995
                                                                               ----------      ----------      ----------
     Premiums written.......................................................   $    37.2       $    38.1       $    33.8
     Losses and loss expenses...............................................        32.5            32.4            26.4
     Loss and loss expense reserves.........................................        57.5            54.0            42.4
     Unearned premiums......................................................   $    10.9       $    12.0       $    12.6
                                                                               ==========      ==========      ==========

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

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------











To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


     We  have  audited  the  accompanying  consolidated  balance  sheets  of Old
Republic International Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, preferred stock and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Republic International Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                               /s/ Coopers & Lybrand L.L.P.



Chicago, Illinois
March 18, 1998

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1998 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 22, 1998. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1998 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 22, 1998.

Item 12-Security Ownership of Certain Beneficial Owners and Management

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1998 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 22, 1998.

Item 13-Certain Relationships and Related Transactions

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1998 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 22, 1998.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1. Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30,1998 under cover of Form 10-K/A.
    3. See exhibit index on page 57 of this report.

(b) Reports on Form 8-K:
    1. No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By   :                  /s/ A.C. Zucaro                          3/27/98
          ------------------------------------------------   ---------------
          A. C. Zucaro, Chairman of the Board,                    Date
          Chief Executive Officer, President and Director



By   :                 /s/ Paul D. Adams                         3/27/98
          -----------------------------------------------    ---------------
          Paul D. Adams, Senior Vice President,                   Date
          Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


  /s/ Harrington Bischof                       /s/ John W. Popp
-------------------------------              --------------------------------
Harrington Bischof, Director*                John W. Popp, Director*


  /s/ Anthony F. Colao                         /s/ William A. Simpson
-------------------------------              --------------------------------
Anthony F. Colao, Director*                  William A. Simpson, Director*
Senior Vice President                        President of Republic Mortgage
                                             Insurance Company


  /s/ Jimmy A. Dew                            /s/ Arnold L. Steiner
-------------------------------              --------------------------------
Jimmy A. Dew, Director*                      Arnold L. Steiner, Director*
Executive Vice President of
Republic Mortgage Insurance Company



  /s/ Kurt W. Kreyling                         /s/ David Sursa
-------------------------------              --------------------------------
Kurt W. Kreyling, Director*                  David Sursa, Director*



  /s/ Peter Lardner                            /s/ William G. White, Jr.
-------------------------------              --------------------------------
Peter Lardner, Director*                     William G. White, Jr., Director*
President of Bituminous
Casualty Corporation



  /s/ Wilbur S. Legg
-------------------------------
Wilbur S. Legg, Director*



*  By /s/ A. C. Zucaro
   Attorney-in-fact
   Date:  March 12, 1998

                                  EXHIBIT INDEX


    An index of exhibits required by item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

     (A) * Restated Certificate of Incorporation, as amended. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 1995).

     (B) * By-laws, as amended.(Exhibit 3.2 to Form S-3 Registration Statement No. 333-43311).

(4) Instruments defining the rights of security holders, including indentures.

     (A) * Certificate of Designation with respect to Series A Junior Participating Preferred Stock (Exhibit 4.1 to Form 8-K filed May 30, 1997).

     (B) * Certificate of Designation with respect to Series G-2 Convertible Preferred Stock (Exhibit 4(A) to Registrant's Annual Report on Form 10-K for 1995).

     (C) * Amended and Restated Rights Agreement dated as of May 15, 1997 between Old Republic International Corporation and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Form 8-K filed May 30, 1997).

     (D) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request (Exhibit 4(D) on Form 8 dated August 28, 1987).

     (E) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993.)

     (F) * Supplemental Indenture No.1 dated as of June 16, 1997 supplementing the Indenture (Exhibit 4.3 to Registrant's Form 8-A filed June 16,
             1997).

     (G) Supplemental Indenture No. 2 dated as of December 31, 1997 supplementing the Indenture.


(10) Material contracts.

**   (A)     Copy of the Amended and Restated Old Republic International
             Corporation Key Employees Performance Recognition Plan.

**   (B)  *  1985 Old Republic International Corporation Non-qualified Stock
             Option Plan A (Exhibit 10.1 to Form S-3 Registration Statement
             No. 2-98166).

**   (C)  *  Amendments  to 1985 Old  Republic  International  Corporation
             Non-qualified Stock  Option Plan A (Exhibit  10(G) to  Registrant's
             Annual Report on Form 10-K for 1991).

**   (D)     Amended and Restated 1992 Old Republic International Corporation
             Non-qualified Stock Option Plan.

**   (E)     Amended and Restated Old Republic International Corporation
             Executives Excess Benefits Pension Plan.

**   (F)  *  Form of Indemnity Agreement between Old Republic International
             Corporation and each of its directors and certain officers (Exhibit
             10 to Form S-3 Registration Statement No. 33-16836).

**   (G)  *  Copy  of  directors  and  officers   liability  and  company
             reimbursement policy dated October 6, 1970  (Exhibit  12(A) to Form
             S-1 Registration Statement No. 2-41089).

**   (H)     Copy of Bitco Key Employees Performance Recognition Plan.

**   (I)  *  Copy  of a  written  description  of the  RMIC  Key  Employee
             Performance  Recognition Plan (Exhibit 10(Q) to Registrant's Annual
             Report on Form 10-K for 1991.)

                           (Exhibit Index, Continued)


(21)      Subsidiaries of the registrant.

(23)      Consent of Coopers & Lybrand L.L.P.

(24)      Powers of attorney

(28)      Consolidated Schedule P (To be filed by amendment.)



*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.