Form 10-K/A
period 1997-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-04-17
CIK 74260

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


                                 AMENDMENT NO. 1
                                              ---

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1997 on Form 10-K as set forth in the pages attached hereto:(List all such items, financial statements, exhibits other portions amended)

                                    SEE INDEX



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OLD REPUBLIC INTERNATIONAL CORPORATION
                                       --------------------------------------
                                                    (Registrant)


Date: April 15, 1998                       By:     /s/ Paul D. Adams
      --------------                          -------------------------------
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

 Schedule   I - Summary of Investments - Other than Investments in Related
                Parties as of December 31, 1997

 Schedule  II - Condensed Financial Information of Registrant for the years ended December 31, 1997, 1996 and 1995

 Schedule III - Supplementary  Insurance Information for the years ended
                December 31, 1997, 1996 and 1995

 Schedule  IV - Reinsurance for the years ended December 31, 1997, 1996 and 1995

 Schedule  VI - Supplemental Information Concerning Property - Casualty
                Insurance Operations for the years ended December 31, 1997, 1996 and 1995

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

   (28)   Consolidated Schedule P.













  *  Not covered in the Report of Independent Accountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 is included on page 53 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand, L.L.P.


Chicago, Illinois
March 18, 1998

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1997
                                ($ in Thousands)
 ---------------------------------------------------------------------------------------------------------


         Column A                                                Column B       Column C       Column D
       -------------                                           -------------  -------------  -------------
                                                                                               Amount at
                                                                                  Fair      which shown in
   Type of investment                                             Cost (a)        Value      balance sheet
                                                               -------------  -------------  -------------
   Held to maturity:
     Fixed maturity securities:
       States, municipalities and political subdivisions       $  1,247,013   $  1,284,434   $  1,247,013
       Public utilities                                           1,001,874      1,020,909      1,001,874
       Redeemable preferred stocks                                      831            859            831
                                                               -------------  -------------  -------------
                                                                  2,249,718   $  2,306,202      2,249,718
                                                               -------------  =============  -------------
     Other long-term investments:
       Mortgage loans on real estate                                  7,669                         7,669
       Policy loans                                                   2,238                         2,238
       Other long-term investments                                    5,573                         5,573
                                                               -------------                 -------------
                                                                     15,481                        15,481
                                                               -------------                 -------------
         Total                                                    2,265,199                     2,265,199
                                                               -------------                 -------------


   Available for sale:
     Fixed maturity securities:
       United States Government and government
         agencies and authorities                                   631,328   $    654,589        654,589
       Foreign government                                            27,266         29,893         29,893
       Corporate, industrial and all other                        1,295,999      1,325,493      1,325,493
                                                               -------------  -------------  -------------
                                                                  1,954,593   $  2,009,975      2,009,975
                                                               -------------  =============  -------------
     Equity Securities:
       Nonredeemable preferred stocks                                 2,965   $      3,283          3,283
       Common stocks:
         Banks, trusts and insurance companies                        4,049         10,956         10,956
         Industrial, miscellaneous and all other                     53,917        102,940        102,940
                                                               -------------  -------------  -------------
                                                                     60,931   $    117,179        117,179
                                                               -------------  =============  -------------
     Short-term investments                                         328,081                       328,081
                                                               -------------                 -------------
         Total                                                    2,343,605                     2,455,235
                                                               -------------                 -------------
           Total Investments                                   $  4,608,804                  $  4,720,435
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
 -----------------------------------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1997            1996
                                                                                ------------    ------------
   Assets:

   Bonds and notes                                                              $     9,500     $    12,100
   Cash                                                                                 ---           2,143
   Short-term investments                                                            84,370           2,303
   Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                       2,107,315       1,967,558
     Indebtedness of affiliates                                                      70,213          67,604
     Preferred stock, at cost                                                        13,000          20,500
   Other assets                                                                      17,189           6,859
                                                                                ------------    ------------
     Total Assets                                                               $ 2,301,589     $ 2,079,069
                                                                                ============    ============


   Liabilities, Preferred Stock
     and Common Shareholders' Equity:

   Liabilities:
   Accounts payable and accrued expenses                                        $    17,243     $    15,352
   Debt and debt equivalents                                                        121,041           8,885
   Indebtedness to affiliates and subsidiaries                                       10,119         134,180
   Commitments and contingent liabilities                                               ---             ---
                                                                                ------------    ------------
     Total Liabilities                                                              148,404         158,418
                                                                                ------------    ------------

   Redeemable convertible preferred stock                                               ---          19,348
   Convertible preferred stock                                                        1,022           1,275
                                                                                ------------    ------------
     Total Preferred Stock                                                            1,022          20,623
                                                                                ------------    ------------

   Common Shareholders' Equity:
   Common stock                                                                     103,133          96,011
   Additional paid-in capital                                                       604,356         575,610
   Unallocated shares - ESSOP                                                        (6,100)            ---
   Net unrealized appreciation of equity securities                                  72,472          43,442
   Retained earnings                                                              1,478,867       1,223,391
   Treasury stock (at cost)                                                        (100,567)        (38,428)
                                                                                ------------    ------------
     Total Common Shareholders' Equity                                            2,152,163       1,900,028
                                                                                ------------    ------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                          $ 2,301,589     $ 2,079,069
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
   ---------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1997           1996           1995
                                                                   -----------    -----------    -----------
   Revenues:
   Investment income from subsidiaries                             $    7,252     $    7,856     $    7,273
   Real estate and other income                                         3,250          3,081          3,110
   Other investment income                                              2,274            986            478
                                                                   -----------    -----------    -----------
       Total Revenues                                                  12,778         11,923         10,862
                                                                   -----------    -----------    -----------

   Expenses:
   Interest -- subsidiaries                                             4,914          6,754          5,820
   Interest -- other                                                    4,253          4,015         17,469
   Real estate and other expenses                                       2,274          2,470          2,356
   General expenses, taxes and fees                                     5,937         10,706          3,975
                                                                   -----------    -----------    -----------
       Total Expenses                                                  17,379         23,947         29,622
                                                                   -----------    -----------    -----------
   Revenues, net of expenses                                           (4,600)       (12,023)       (18,759)

   Federal income tax credits                                          (2,221)        (4,315)        (7,302)
                                                                   -----------    -----------    -----------
   Income (loss) before item below                                     (2,379)        (7,707)       (11,457)
   Extraordinary item, net of tax credits                                 ---         (4,497)           ---
                                                                   -----------    -----------    -----------
   Income (loss) before equity in earnings of subsidiaries             (2,379)       (12,205)       (11,457)

   Equity in Earnings of Subsidiaries:
     Dividends                                                        226,685        152,875        106,899
     Earnings in excess of dividends                                   73,816         89,695        117,259
                                                                   -----------    -----------    -----------

   Net Income                                                      $  298,122     $  230,365     $  212,702
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
   ---------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1997           1996           1995
                                                                   -----------    -----------    -----------
   Cash flows from operating activities:
     Net income                                                    $  298,122     $  230,365     $  212,702
     Change in non-cash items:
       Accounts receivable                                               (409)           219           (229)
       Income taxes - net                                              (3,205)       (10,264)         2,982
       Excess of equity in net income of subsidiaries
          over dividends received                                    (101,322)       (89,695)      (117,259)
       Accounts payable, accrued expenses and other                    (4,805)         2,072         (2,240)
                                                                   -----------    -----------    -----------
     Total                                                            188,380        132,696         95,955
                                                                   -----------    -----------    -----------

   Cash flows from investing activities:
     Sales of fixed maturity securities                                 2,600            ---            ---
     Sales of other investments                                           204            227            209
     Sales of fixed assets for company use                                107            126            ---
     Purchases of fixed maturity securities                               ---            ---         (3,000)
     Purchases of fixed assets for company use                            ---            ---           (183)
     Investments in, and indebtedness of related parties - net       (124,897)         2,769        (20,861)
                                                                   -----------    -----------    -----------
     Total                                                           (121,985)         3,123        (23,836)
                                                                   -----------    -----------    -----------

   Cash flows from financing activities:
     Issuance of debentures and notes                                 115,000            ---            ---
     Issuance of preferred and common stock                             7,381         17,423         14,591
     Repayment of term loans                                              ---         (1,000)        (1,000)
     Redemption of debentures and notes                                   ---       (105,084)           ---
     Issuance of treasury stock                                           ---            ---          2,370
     Dividends on common shares                                       (44,939)       (35,915)       (26,773)
     Dividends on preferred shares                                     (1,773)        (7,662)        (7,949)
     Purchase of treasury stock                                       (62,138)           ---           (903)
     Purchase of cumulative preferred stock                               ---            ---            (20)
     Redemption of cumulative preferred stock                             ---        (54,802)           ---
                                                                   -----------    -----------    -----------
     Total                                                             13,528       (187,042)       (19,685)
                                                                   -----------    -----------    -----------

   Increase (decrease) in cash and short-term investments              79,923        (51,222)        52,434
   Cash and short-term investments, beginning of year                   4,447         55,669          3,235
                                                                   -----------    -----------    -----------
   Cash and short-term investments, end of year                    $   84,370     $    4,447     $   55,669
                                                                   ===========    ===========    ===========


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in Thousands)
 --------------------------------------------------------------------------------------------------------------------

          Column A                        Column B        Column C        Column D        Column E        Column F
 -------------------------------       --------------  --------------  --------------  --------------  --------------

                                                       Future Policy
                                          Deferred       Benefits,                      Other Policy
                                           Policy         Losses,                        Claims and
                                        Acquisition      Claims and       Unearned        Benefits        Premium
          Segment                          Costs       Loss Expenses      Premiums        Payable         Revenue
 -------------------------------       --------------  --------------  --------------  --------------  --------------

 Year Ended December 31, 1997:
 ----------------------------
   Insurance Underwriting:
     General Insurance Group                 $56,489      $1,919,323        $289,858         $59,483        $906,342
     Mortgage Insurance Group                 45,392         150,821          46,383             371         271,005
     Title Insurance Group                       ---         206,928             ---             350         238,672
     Life Insurance Group                     24,319         142,091             ---             970          48,653
     Reinsurance Losses Recoverable (a)          ---       1,293,937          39,563             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          126,201       3,713,101         375,805          61,175       1,464,674
     Corporate                                   ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $126,201      $3,713,101        $375,805         $61,175      $1,464,674
                                       ==============  ==============  ==============  ==============  ==============



 Year Ended December 31, 1996:
 ----------------------------
   Insurance Underwriting:
     General Insurance Group                 $54,263      $1,900,624        $289,041         $62,599        $867,662
     Mortgage Insurance Group                 41,769         119,026          58,320             717         226,597
     Title Insurance Group                       ---         205,309             ---             420         220,216
     Life Insurance Group                     18,570         143,694             ---           1,573          46,006
     Reinsurance Losses Recoverable (a)          ---       1,356,757          39,446             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          114,603       3,725,412         386,808          65,311       1,360,483
     Corporate                                   ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $114,603      $3,725,412        $386,808         $65,311      $1,360,483
                                       ==============  ==============  ==============  ==============  ==============



 Year Ended December 31, 1995:
 ----------------------------
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
                                       ==============  ==============  ==============  ==============  ==============


Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1997, $1.3 billion at December 31, 1996 and $1.4 billion at December 31, 1995. FAS No. 113 did not any effect on the Company's results of operations.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in Thousands)
 --------------------------------------------------------------------------------------------------------------------

         Column A                         Column G        Column H        Column I        Column J        Column K
 -------------------------------       --------------  --------------  --------------  --------------  --------------

                                                          Benefits,     Amortization
                                                           Claims,       of Deferred
                                            Net          Losses and        Policy          Other
                                         Investment      Settlement     Acquisition      Operating       Premiums
          Segment                          Income         Expenses         Costs          Expenses        Written
 -------------------------------       --------------  --------------  --------------  --------------  --------------

 Year Ended December 31, 1997:
 ----------------------------
   Insurance Underwriting:
     General Insurance Group                $197,831        $644,583        $153,419        $113,157        $907,529
     Mortgage Insurance Group                 35,542          95,530          31,951          44,381         259,068
     Title Insurance Group                    19,037          18,799             ---         368,085         238,672
     Life Insurance Group                     13,577          28,706           4,608          22,222          52,772
     Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          265,989         787,620         189,980         547,847       1,458,042
     Corporate                                 4,817             ---             ---          10,693             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $270,807        $787,620        $189,980        $558,541      $1,458,042
                                       ==============  ==============  ==============  ==============  ==============



 Year Ended December 31, 1996:
 ----------------------------
   Insurance Underwriting:
     General Insurance Group                $194,338        $626,466        $153,688        $106,067        $865,197
     Mortgage Insurance Group                 30,401          81,645          31,170          29,641         211,898
     Title Insurance Group                    18,621          18,413             ---         344,904         220,216
     Life Insurance Group                     14,165          25,590           6,612          21,285          48,347
     Reinsurance Losses Recoverable (a)          ---             ---             ---             ---             ---
                                       --------------  --------------  --------------  --------------  --------------
       Total Insurance Underwriting          257,526         752,115         191,471         501,899       1,345,659
     Corporate                                 3,050             ---             ---          16,121             ---
                                       --------------  --------------  --------------  --------------  --------------
       Consolidated                         $260,577        $752,115        $191,471        $518,020      $1,345,659
                                       ==============  ==============  ==============  ==============  ==============



 Year Ended December 31, 1995:
 ----------------------------
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
                                       ==============  ==============  ==============  ==============  ==============


Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1997, $1.3 billion at December 31, 1996 and $1.4 billion at December 31, 1995. FAS No. 113 did not any effect on the Company's results of operations.

                                                                              9


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in Thousands)
 ------------------------------------------------------------------------------------------------------------

          Column A                       Column B       Column C       Column D       Column E       Column F
 ---------------------------------     -------------  -------------  -------------  -------------  -----------
                                                                                                   Percentage
                                                          Ceded         Assumed                     of amount
                                           Gross         to other      from other        Net         assumed
                                           amount       companies      companies        amount        to net
                                       -------------  -------------  -------------  -------------  -----------
  Year Ended December 31, 1997:
  ----------------------------
    Life insurance in force            $  8,708,621   $  3,795,645   $        ---   $  4,912,976        --- %
                                       =============  =============  =============  =============  ============

    Premium Revenues:
      General Insurance Group          $  1,100,635   $    228,905   $     34,612   $    906,342        3.8 %
      Mortgage Insurance Group              271,993            997              9        271,005        ---
      Title Insurance Group                 237,705            140          1,107        238,672        0.5
      Life Insurance Group:
        Life insurance                       31,707         14,514            ---         17,193        ---
        Accident and health insurance        49,596         18,444            308         31,460        1.0
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             81,303         32,958            308         48,653        0.6
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (308)          (308)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,691,638   $    262,694   $     35,730   $  1,464,674        2.4 %
                                       =============  =============  =============  =============  ============


  Year Ended December 31, 1996:
  ----------------------------
    Life insurance in force            $  6,775,896   $  2,806,220   $        ---   $  3,969,676        --- %
                                       =============  =============  =============  =============  ============

    Premium Revenues:
      General Insurance Group          $  1,096,877   $    281,328   $     52,113   $    867,662        6.0 %
      Mortgage Insurance Group              227,859          1,262            ---        226,597        ---
      Title Insurance Group                 219,273            169          1,112        220,216        0.5
      Life Insurance Group:
        Life insurance                       28,205         12,988            ---         15,217        ---
        Accident and health insurance        50,623         20,126            292         30,789        0.9
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             78,828         33,114            292         46,006        0.6
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (292)          (292)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,622,838   $    315,582   $     53,226   $  1,360,483        3.9 %
                                       =============  =============  =============  =============  ============


  Year Ended December 31, 1995:
  ----------------------------
    Life insurance in force            $  7,747,340   $  3,510,253   $        ---   $  4,237,087        --- %
                                       =============  =============  =============  =============  ============

    Premium Revenues:
      General Insurance Group          $  1,099,727   $    322,806   $     74,262   $    851,182        8.7 %
      Mortgage Insurance Group              178,234          2,957            ---        175,277        ---
      Title Insurance Group                 182,847            315            819        183,351        0.4
      Life Insurance Group:
        Life insurance                       29,290         15,631            ---         13,659        ---
        Accident and health insurance        53,283         25,270            308         28,321        1.1
                                       -------------  -------------  -------------  -------------  -----------
      Total Life Insurance Group             82,573         40,901            308         41,980        0.7
                                       -------------  -------------  -------------  -------------  -----------
      Consolidating adjustments                 ---           (308)          (308)           ---        ---
                                       -------------  -------------  -------------  -------------  -----------
    Consolidated                       $  1,543,383   $    366,673   $     75,081   $  1,251,792        6.0 %
                                       =============  =============  =============  =============  ============


                                                                             10

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                 Column A                Column B       Column C       Column D       Column E       Column F       Column G
       ----------------------------    -------------  -------------  -------------  -------------  -------------  -------------
                                                      Reserves for
                                         Deferred     Unpaid Claims    Discount,
                                          Policy        and Claim       If Any,                                        Net
                                        Acquisition    Adjustment     Deducted in     Unearned        Earned       Investment
    Affiliation With Registrant            Costs        Expenses       Column C       Premiums       Premiums        Income
-----------------------------------    -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1997:
-----------------------------------
(a)    Consolidated property-casualty
       entities (b)                         $56,489     $1,919,323       $167,710       $289,858       $906,342       $197,831
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                            $56,489     $1,919,323       $167,710       $289,858       $906,342       $197,831
                                       =============  =============  =============  =============  =============  =============


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


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------

                 Column A                        Column H            Column I       Column J       Column K
       ----------------------------      ------------------------  -------------  -------------  -------------

                                             Claims and Claim
                                           Adjustment Expenses      Amortization      Paid
                                           Incurred Related to      of Deferred      Claims
                                         ------------------------     Policy        and Claim
                                           Current       Prior      Acquisition    Adjustment      Premiums
    Affiliation With Registrant              Year        Years         Costs        Expenses        Written
-----------------------------------      -----------  -----------  -------------  -------------  -------------
Year Ended December 31, 1997:
----------------------------
(a)    Consolidated property-casualty
       entities (b)                        $750,355    ($105,495)      $153,419       $626,168       $907,529
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  -----------  -------------  -------------  -------------
                                           $750,355    ($105,495)      $153,419       $626,168       $907,529
                                       =============  ============ =============  =============  =============


Year Ended December 31, 1996:
----------------------------
(a)    Consolidated property-casualty
       entities (b)                        $700,847     ($74,376)      $153,688       $616,255       $865,197
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  ------------  ------------  -------------  -------------
                                           $700,847     ($74,376)      $153,688       $616,255       $865,197
                                       =============  ============  ============  =============  =============



Year Ended December 31, 1995:
----------------------------
(a)    Consolidated property-casualty
       entities (b)                        $724,396     ($92,692)      $131,857       $565,053       $876,179
(b)    Unconsolidated property-casualty
       subsidiaries (a)
(c)    Proportionate share of registrant
       and its subsidiaries' 50%-or-less
       owned property-casualty equity
       investees (a)
                                       -------------  ------------  ------------  -------------  -------------
                                           $724,396     ($92,692)      $131,857       $565,053       $876,179
                                       =============  ============  ============  =============  =============



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

                                                                             11

                      Exhibit 28 - Consolidated Schedule P
               --------------------------------------------------


Schedule P  -  Part 3   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands) (a)


 Premiums
were earned                                            Allocated                Unallocated              Loss & Loss
 &  Losses     Premiums       Loss        Salvage    Loss Expense              Loss Expense                Expense
 incurred       Earned      Payments     Received      Payments       Ratio      Payments       Ratio     Payments      Ratio
-----------  ------------  -----------  -----------  -------------  ---------  -------------  ---------  -----------  ---------
Prior         $3,606,478   $2,123,882     $119,431       $268,400      12.64%       $79,763       3.76%  $2,472,045      68.54%
1988             615,020      310,433       20,007         33,060      10.65%        14,142       4.56%     357,635      58.15%
1989             617,755      344,910       25,001         39,685      11.51%        15,148       4.39%     399,743      64.71%
1990             679,000      402,356       18,438         47,602      11.83%        16,982       4.22%     466,940      68.77%
1991             740,239      393,115       17,080         43,572      11.08%        17,608       4.48%     454,295      61.37%
1992             815,871      402,473       18,242         44,469      11.05%        20,360       5.06%     467,302      57.28%
1993             875,847      442,692       18,202         54,705      12.36%        25,271       5.71%     522,668      59.68%
1994             867,630      427,006       18,937         51,941      12.16%        27,158       6.36%     506,105      58.33%
1995             850,211      359,165       21,167         40,725      11.34%        29,762       8.29%     429,652      50.53%
1996             846,760      338,874       21,745         32,580       9.61%        32,384       9.56%     403,838      47.69%
1997             879,848      244,351       15,856         19,326       7.91%        25,610      10.48%     289,287      32.88%
             ------------  -----------  -----------  -------------  ---------  -------------  ---------  -----------  ---------
Totals       $11,394,659   $5,789,257     $314,106       $676,065      11.68%      $304,188       5.25%  $6,769,510      59.41%
             ============  ===========  ===========  =============  =========  =============  =========  ===========  =========



(a) Prepared in accordance with the 1997 guidelines set by the NAIC.



                      Exhibit 28 - Consolidated Schedule P
               --------------------------------------------------


Schedule P  -  Part 3   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands) (a)

 Premiums                                            Total Loss
were earned                               Unpaid       & Loss
 &  Losses   # of Claims     Unpaid        Loss        Expense       1997
 incurred    Outstanding     Losses       Expense     Incurred       Ratio
-----------  ------------  -----------  -----------  -----------  -----------
Prior             XXX         $390,455      $36,385   $2,898,885        80.38%
1988              XXX           55,759        4,646      418,040        67.97%
1989              XXX           60,331        5,784      465,858        75.41%
1990              XXX           63,397        5,881      536,218        78.97%
1991              XXX           67,519        7,304      529,118        71.48%
1992              XXX           69,025       13,793      550,120        67.43%
1993              XXX           79,321       11,984      613,973        70.10%
1994              XXX           95,158       16,746      618,009        71.23%
1995              XXX          169,644       28,460      627,756        73.84%
1996              XXX          215,682       45,254      664,774        78.51%
1997              XXX          378,644       92,389      760,320        86.41%
             -------------  -----------  -----------  -----------  -----------
Totals            XXX       $1,644,935     $268,626   $8,683,071        76.20%
             -------------  -----------  -----------  -----------  -----------


(a)  Prepared in accordance with the 1997 guidelines set by the NAIC.