Form 10-K/A
period 1997-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-04-22
CIK 74260

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


                                 AMENDMENT NO. 4
                                              ---

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1997 on Form 10-K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits or other portions amended)

                                    FORM 11-K


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


Date: April 15, 1998                  By:           /s/ Paul D. Adams
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


                                 Total Pages: 17

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 11-K

                                  -------------

                                  ANNUAL REPORT


                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934


                   For The Fiscal Year Ended December 31, 1997

                                  -------------

                           GREAT WEST CASUALTY COMPANY
                               PROFIT SHARING PLAN

                                  -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                            307 NORTH MICHIGAN AVENUE
                             CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES
                 for the years ended December 31, 1997 and 1996

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements
-------------------------------------------------------------------------------


                                                                  Page No.
                                                                  --------
Report of Independent Accountants                                     1

Financial Statements:
 Statements of Net Assets Available for Benefits at
  December 31, 1997 and 1996                                          2

 Statements of Changes in Net Assets Available for Benefits
  for the Years Ended December 31, 1997 and 1996                      3

Notes to Financial Statements                                       4 - 10

Supplemental Schedules                                         Exhibit I - II

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Administrative Committee of
Great West Casualty Company Profit Sharing Plan:

We have audited the accompanying statements of net assets available for benefits of Great West Casualty Company Profit Sharing Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

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

                                          /s/ Coopers & Lybrand, L.L.P.


Chicago, Illinois
March 31, 1998


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                       AS OF DECEMBER 31, 1997 AND 1996                                       2
------------------------------------------------------------------------------------------------

                                                                             December 31,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     -----------     -----------
ASSETS:
Investments, at fair value:
    Old Republic International Corporation (ORI) common stock         $2,362,209      $1,455,495
    Pooled Separate Accounts                                          11,073,494       6,378,180
    Participant loans                                                    335,684         289,115
Investment, at contract value:
    CGLIC General Accounts                                            15,169,613      15,224,460
                                                                     -----------     -----------
Net assets available for benefits                                    $28,941,000     $23,347,250
                                                                     ===========     ===========



See accompanying Notes to Financial Statements


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996                                 3
------------------------------------------------------------------------------------------------

                                                                       Years Ended December 31,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     -----------     -----------
Additions to net assets attributable to:

Contributions:
  Employer                                                            $1,971,727      $1,767,190
  Employee                                                               823,652         810,397
                                                                     -----------     -----------
                                                                       2,795,379       2,577,587
                                                                     -----------     -----------

Investment Income:
  Interest from CGLIC General Accounts                                   787,454         747,696
  Dividends from Old Republic International Common Stock                  31,143          22,948
  Net appreciation of Old Republic International Common Stock            653,923         183,347
  Net investment gain from Pooled Separate Accounts                    1,907,763         833,010
                                                                     -----------     -----------
                                                                       3,380,283       1,787,001
                                                                     -----------     -----------

Other additions                                                           29,755          18,108
                                                                     -----------     -----------
    Total additions                                                    6,205,417       4,382,696


Deductions from net assets attributed to:
Benefits paid to participants                                            614,288         793,795
Administrative expenses                                                    2,847           2,766
Participant loans                                                         (5,468)          2,469
                                                                     -----------     -----------
    Net increase                                                       5,593,750       3,583,666


Net assets available for benefits:
  Beginning of year                                                   23,347,250      19,763,584
                                                                     -----------     -----------
  End of year                                                        $28,941,000     $23,347,250
                                                                     ===========     ===========

See accompanying Notes to Financial Statements


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS                       4
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN

The  following  brief  description  of the Great West  Casualty  Company  Profit
Sharing Plan (Plan) is provided for general information purposes only. Participants should refer to the Plan agreement for a more complete description.

(a) General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the Company), covering all eligible employees of that Company as well as its affiliates, American General Agency, Central Data Services, Great West Services, Inc., Great West Underwriters, Joe Morten & Son, Inc., Lawson & Company Risk Management and Insurance, Inc., Midwest Insurance, Inc., Motor-Ways, Inc., and Truckmen Underwriters Agency, Inc. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

(b) Contributions and Participants Accounts

Participants may contribute 1% to 6% of their annual wages to the Plan. In 1997 and 1996, the Company made matching contributions to the Plan equal to 25% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of the ten separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Guaranteed Short-Term Account, CIGNA Stock Market Index Account, CIGNA Separate Account - Fidelity Advisor Balanced Account, CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account, Old Republic International Corporation (ORI) Stock Account, CIGNA Separate Account - INVESCO Total Return Account, CIGNA Separate Account - Neuberger & Berman Guardian Trust Account, CIGNA Separate Account - PBHG Growth Account, and CIGNA Separate Account - Janus Worldwide Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

Each participant's account is credited with the participant's contribution, and an allocation of (a) the Company's contributions as described above, and (b) Plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

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

(d) Payment of Benefits

On termination of service, a participant may elect to leave funds in the Plan or receive either a lump-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 1997 and 1996, include funds totaling $380,121 and $256,735, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                   NOTES TO FINANCIAL STATEMENTS, Continued                   5
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(e) Forfeitures

All forfeitures are segregated until the employee has attained a five year break-in-service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $464,807 and $409,520 at December 31, 1997 and 1996, respectively related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have only one outstanding loan at any time which must be for at least $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; (b) 50% of the participant's vested interest; or (c) 100% of the sum of the balances in the participant's pre-tax contribution and matching contribution accounts.

(g) Administrative Expenses

The  Company  provides   administrative  support  for  the  Plan  and  pays  for
administrative and trustee fees.

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

The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                  6
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

(b) Investments

ORI common stock is stated at the closing market value on the last business day of the year.

The Plan presents in the statements of changes in net assets available for benefits the net appreciation in the fair value of the ORI Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1997 and 1996 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of the plan assets are as follows:

                                                            December 31,
                                                        1997           1996
                                                        ----           ----

CIGNA Guaranteed Long-Term Account                  $14,959,981     $15,017,842
CIGNA Stock Market Index Account                      2,510,525       1,469,253
CIGNA Separate Account -
   Fidelity Advisor Balanced Account                  1,690,884            -
CIGNA Separate Account -
   Fidelity Advisor Growth Opportunities Account      4,117,544       2,785,498
ORI Stock Account                                     2,362,209       1,455,495


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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS                       7
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS

Ten separate investment funds are maintained under the Plan for the benefit of participants. The allocation of net assets available for benefits to the separate investment funds is as follows:

                                        As of December 31, 1997
                                        -----------------------

                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock            $2,362,209             -              -               -               -                -
Pooled Separate Accounts            11,073,494             -              -         $2,510,525      $1,690,884       $4,117,544
Participant Loans                      335,684             -              -               -               -                -

Investments, at contract value:
 CGLIC General Accounts             15,169,613       14,959,981        209,632            -               -                -
                                   --------------------------------------------------------------------------------------------
Net assets available for benefits  $28,941,000      $14,959,981       $209,632      $2,510,525      $1,690,884       $4,117,544
                                   ============================================================================================

                                           Old          INVESCO      Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock           $ 2,362,209              -              -               -               -               -
Pooled Separate Accounts                  -             $400,955       $411,461        $825,406      $1,116,719            -
Participant Loans                         -                 -              -               -               -           $335,684

Investments, at contract value:
 CGLIC General Accounts                   -                 -              -               -               -                -
                                   ---------------------------------------------------------------------------------------------
Net assets available for benefits  $ 2,362,209         $400,955       $411,461        $825,406      $1,116,719         $335,684
                                   =============================================================================================

                                        As of December 31, 1996
                                        -----------------------

                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock            $1.455.495             -              -               -               -                -
Pooled Separate Accounts             6,378,180             -              -         $1,469,253      $1,108,574       $2,785,498
Participant Loans                      289,115             -              -               -               -                -

Investments, at contract value:
 CGLIC General Accounts             15,224,460       15,017,842        206,618            -               -                -
                                   --------------------------------------------------------------------------------------------
Net assets available for benefits  $23,347,250      $15,017,842       $206,618      $1,469,253      $1,108,574       $2,785,498
                                   ============================================================================================

                                           Old          INVESCO      Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock           $ 1,455,495              -              -               -               -               -
Pooled Separate Accounts                  -             $ 48,170       $179,515        $385,742        $401,428            -
Participant Loans                         -                 -              -               -               -            $289,115

Investments, at contract value:
 CGLIC General Accounts                   -                 -              -               -               -                -
                                   ---------------------------------------------------------------------------------------------
Net assets available for benefits  $ 1,455,495          $ 48,170       $179,515        $385,742        $401,428         $289,115
                                   =============================================================================================

                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                  8
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS, Continued

The allocation of changes in net assets available to the separate investment funds is as follows:

                      For the year ended December 31, 1997
                      ------------------------------------


                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Contributions:
 Employer                          $1,971,727          $843,263        $20,194        $197,695        $212,174         $384,301
 Employee                             823,652           181,828         13,946         122,480          91,210          181,585
                                  ---------------------------------------------------------------------------------------------
                                    2,795,379         1,025,091         34,140         320,175         303,384          565,886
                                  ---------------------------------------------------------------------------------------------

Investment Income:
 Interest                             787,454           777,603          9,851            -               -                -
 Dividends                             31,143              -              -               -               -                -
Net appreciation in fair
 value of investments                 653,923              -              -               -               -                -
Net Investment gain (loss)
 from Separate Accounts             1,907,763              -              -            561,851         289,920          896,946
                                  ---------------------------------------------------------------------------------------------
                                    3,380,283           777,603          9,851         561,851         289,920          896,946
                                  ---------------------------------------------------------------------------------------------

Other additions (deductions)           29,755           (37,236)           916          11,657          12,723           22,846
                                  ---------------------------------------------------------------------------------------------

  Total additions                   6,205,417         1,765,458         44,907         893,683         606,027        1,485,678

Deductions from net assets
  attributed to:

Benefits paid to participants         614,288           315,781         13,631          45,239          59,470          108,213
Administrative expenses                 2,847               430             30             268             224              366
Participant loans                      (5,468)           (7,522)           740          12,711           6,333           21,983
Transfers between funds                  -            1,514,630         27,492        (205,807)        (42,310)          23,070
                                  ---------------------------------------------------------------------------------------------

 Net increase (decrease)            5,593,750           (57,861)         3,014       1,041,272         582,310        1,332,046

Net assets available
 for benefits:
  Beginning of year                23,347,250        15,017,842        206,618       1,469,253       1,108,574        2,785,498
                                  ---------------------------------------------------------------------------------------------
  End of year                     $28,941,000       $14,959,981       $209,632      $2,510,525      $1,690,884       $4,117,544
                                  =============================================================================================



                                           Old          INVESCO      Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Contributions:
 Employer                             $152,687           $13,343        $14,618         $66,395         $67,057            -
 Employee                               69,807            16,663         26,269          53,516          66,348            -
                                   --------------------------------------------------------------------------------------------
                                       222,494            30,006         40,887         119,911         133,405            -
                                   --------------------------------------------------------------------------------------------

Investment Income:
 Interest                                 -                -               -               -               -               -
 Dividends                              31,143             -               -               -               -               -
Net appreciation in fair
 value of investments                  653,923             -               -               -               -               -
Net Investment gain (loss)
 from Separate Accounts                   -              39,829          33,341         (34,179)        120,055            -
                                   --------------------------------------------------------------------------------------------
                                       685,066           39,829          33,341         (34,179)        120,055            -
                                   --------------------------------------------------------------------------------------------

Other additions (deductions)             9,732              682           1,520           3,441           3,474            -
                                   --------------------------------------------------------------------------------------------

  Total additions                      917,292           70,517          75,748          89,173         256,934            -

Deductions from net assets
  attributed to:

Benefits paid to participants           38,900              -             4,573           9,914          18,567            -
Administrative expenses                  1,417                1               6              13              92            -
Participant loans                       14,156             (404)         (1,174)         (4,514)         (1,208)        (46,569)
Transfers between funds                (43,895)        (281,865)       (159,603)       (355,904)       (475,808)           -
                                   --------------------------------------------------------------------------------------------

 Net increase (decrease)               906,714          352,785         231,946         439,664         715,291          46,569

Net assets available
 for benefits:
  Beginning of year                   1,455,495          48,170         179,515         385,742         401,428         289,115
                                   --------------------------------------------------------------------------------------------
  End of year                        $2,362,209        $400,955        $411,461        $825,406      $1,116,719        $335,684
                                   ============================================================================================



                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                  9
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS, Continued

The allocation of changes in net assets available to the separate investment funds is as follows:

                      For the year ended December 31, 1996
                      ------------------------------------


                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Contributions:
 Employer                          $1,767,190          $833,425        $11,875        $124,126        $247,179         $407,786
 Employee                             810,397           287,422          9,463         106,194         117,566          221,473
                                  ---------------------------------------------------------------------------------------------
                                    2,577,587         1,120,847         21,338         230,320         364,745          629,259
                                  ---------------------------------------------------------------------------------------------

Investment Income:
 Interest                             747,696           738,503          9,193            -               -                -
 Dividends                             22,948              -              -               -               -                -
Net appreciation in fair
 value of investments                 183,347              -              -               -               -                -
Net Investment gain (loss)
 from Separate Accounts               833,010              -              -            230,639         100,057          498,575
                                  ---------------------------------------------------------------------------------------------
                                    1,787,001           738,503          9,193         230,639         100,057          498,575
                                  ---------------------------------------------------------------------------------------------

Other additions (deductions)           18,108              (236)           172           3,161           4,113            7,888
                                  ---------------------------------------------------------------------------------------------

  Total additions (deductions)      4,382,696         1,859,114         30,703         464,120         468,915        1,135,722

Deductions from net assets
  attributed to:

Benefits paid to participants         793,795           517,330          2,175          58,045          63,297          113,614
Administrative expenses                 2,766               592             29             154             271              320
Participant loans                       2,469            21,402          4,246          18,402           9,103           19,168
Transfers between funds                  -              840,380          1,210        (485,759)        259,177          363,663
                                  ---------------------------------------------------------------------------------------------

 Net increase                       3,583,666           479,410          23,043        873,278         137,067          638,957

Net assets available
 for benefits:
  Beginning of year                19,763,584        14,538,432        183,575         595,975         971,507        2,146,541
                                  ---------------------------------------------------------------------------------------------
  End of year                     $23,347,250       $15,017,842       $206,618      $1,469,253      $1,108,574       $2,785,498
                                  =============================================================================================


                                           Old          INVESCO      Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Contributions:
 Employer                             $141,831              $154            $97            $301             $416           -
 Employee                               63,841               616            390           1,768            1,664           -
                                   --------------------------------------------------------------------------------------------
                                       205,672               770            487           2,069            2,080           -
                                   --------------------------------------------------------------------------------------------

Investment Income:
 Interest                                 -                -               -               -               -               -
 Dividends                              22,948             -               -               -               -               -
Net appreciation in fair
 value of investments                  183,347             -               -               -               -               -
Net Investment gain (loss)
 from Separate Accounts                   -               1,485           6,070         (11,381)          7,565            -
                                   --------------------------------------------------------------------------------------------
                                       206,295            1,485           6,070         (11,381)          7,565            -
                                   --------------------------------------------------------------------------------------------

Other additions (deductions)             2,735                2              11              88             174            -
                                   --------------------------------------------------------------------------------------------

  Total additions (deductions)         414,702            2,257           6,568          (9,224)          9,819            -

Deductions from net assets
  attributed to:

Benefits paid to participants           39,334              -              -               -               -               -
Administrative expenses                  1,398              -              -               -               2               -
Participant loans                       26,439              (22)            (59)           (209)           (118)        (95,883)
Transfers between funds                 26,358          (45,891)       (172,888)       (394,757)       (391,493)           -
                                   --------------------------------------------------------------------------------------------

 Net increase                          321,173           48,170         179,515         385,742         401,428          95,883

Net assets available
 for benefits:
  Beginning of year                   1,134,322            -               -               -               -            193,232
                                   --------------------------------------------------------------------------------------------
  End of year                        $1,455,495         $48,170        $179,515        $385,742        $401,428        $289,115
                                   ============================================================================================



                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                 10
-------------------------------------------------------------------------------

  NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
           ASSETS AVAILABLE FOR BENEFITS, Continued

The fund unit values at December 31, 1997 are summarized as follows:

                                                                       Unit
                                                          Units        Value
                                                        ----------   ---------
        Guaranteed Long-term Account                    269,488.07      $55.51
        Guaranteed Short-term Account                     4,570.54       45.87
        Stock Market Index                               51,886.62       48.38
        Balanced Account                                 61,539.90       27.48
        Growth Opportunity Account                       66,509.28       61.91
        Old Republic Stock                               63,521.59       37.19
        INVESTCO Total Return                            11,761.65       34.09
        Neuberger & Berman Guardian                      21,681.46       18.98
        PBHG Growth                                      32,796.37       25.17
        Janus Worldwide                                  26,048.10       42.87


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Committee has duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.


                        GREAT WEST PROFIT SHARING PLAN, Registrant

                        By,      /s/ Allen J. Johnson
                            --------------------------------------
                               Allen J. Johnson, Plan Committee

                        By,      /s/ Michael P. Krehbiel
                            --------------------------------------
                               Michael P. Krehbiel, Plan Committee

                        By,      /s/ R. Scott Rager
                            --------------------------------------
                               R. Scott Rager, Plan Committee

                        By,      /s/ Gaylen L. TenHulzen
                            --------------------------------------
                               Gaylen L. TenHulzen, Plan Committee

                        By,      /s/ Scott A. Wilson
                            --------------------------------------
                               Scott A. Wilson, Plan Committee


Dated: March 31, 1998


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                             SUPPLEMENTAL SCHEDULES
                 for the years ended December 31, 1997 and 1996       Exhibit I
-------------------------------------------------------------------------------


        ITEM 27a:  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
        ----------------------------------------------------------

                                                                                                         Contract/
Identity                                                                                Historical        Current
of party        Description                                                                 Cost           Value
--------        -----------                                                             -----------     -----------
CGLIC           CIGNA Guaranteed Long-Term Account                                      $14,959,981     $14,959,981
CGLIC           CIGNA Guaranteed Short-Term Account                                         209,632         209,632
CGLIC           CIGNA Stock Market Index Account                                          1,783,248       2,510,525
CGLIC           CIGNA Separate Account - Fidelity Advisor Balanced Account                1,304,186       1,690,884
CGLIC           CIGNA Separate Account - Fidelity Advisor Growth Opportunity Account      2,669,672       4,117,544
CGLIC           ORI Stock Account                                                         1,258,332       2,362,209
CGLIC           CIGNA Separate Account - INVESCO Total Return Account                       360,238         400,955
CGLIC           CIGNA Separate Account - Neuberger & Berman Guardian Trust Account          383,141         411,461
CGLIC           CIGNA Separate Account - PBHG Growth Account                                868,216         825,406
CGLIC           CIGNA Separate Account - Janus Worldwide Account                          1,031,186       1,116,719
CGLIC           Participants Loans                                                                0         335,684



                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                             SUPPLEMENTAL SCHEDULES
                      for the year ended December 31, 1997           Exhibit II
-------------------------------------------------------------------------------


                ITEM 27d: SCHEDULE OF REPORTABLE TRANSACTIONS
                ---------------------------------------------


(a) identity                                                                                      (h) Current value
  of party                                          (c) Purchase    (d) Selling    (g) Cost of       of assets on      (i) Net gain
  involved        (b) Description of Assets             price          price          asset        transaction date       or loss
------------  ----------------------------------    ------------    -----------    -----------    -----------------    ------------
              Purchases of units in                                     Not
   CGLIC      CIGNA Guaranteed Long-Term Account     $1,952,348      Applicable     $1,952,348        $1,952,348               $0

              Sales of units in                         Not
   CGLIC      CIGNA Guaranteed Long-Term Account     Applicable      $2,832,542     $2,832,542        $2,832,542               $0

              Purchases of units in
   CGLIC      CIGNA Separate Account -                                  Not
              Janus Worldwide Account                  $945,078      Applicable       $945,078          $945,078               $0

              Sales of units in
   CGLIC      CIGNA Separate Account -                  Not
              Janus Worldwide Account                Applicable        $343,651       $307,416          $343,651          $36,235

              Purchases of units in
   CGLIC      CIGNA Separate Account -
              Fidelity Advisor Growth                                   Not
              Opportunities Account                  $1,048,885      Applicable     $1,048,885        $1,048,885               $0

              Sales of units in
   CGLIC      CIGNA Separate Account -
              Fidelity Advisor Growth                    Not
              Opportunities Account                   Applicable       $616,406       $425,565          $616,406         $190,841

