Form 10-K/A
period 1997-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-04-28
CIK 74260

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


                                 AMENDMENT NO. 3
                                              ---

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


                                    OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                    -----------------------------------------
                                                  (Registrant)


Date: April 15,  1998               By:          /s/  Paul D. Adams
      ---------------                  --------------------------------------
                                                    (Signature)
                                                 Paul Dennis Adams
                                               Senior Vice President,
                                               Chief Financial Officer
                                                   and Treasurer


                                 Total Pages: 25

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

Item 4 - Participating Employees
--------------------------------

There were approximately 406 participants who are currently making contributions in the plan as of December 31, 1997 out of approximately 551 eligible employees.

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

     Investment expense paid to CGLIC were $0 and $0 for the years ended December 31, 1997 and 1996.

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

Item 9 - Financial Statements and Exhibits
------------------------------------------

Financial Statements                                                  Page No.

Report of Independent Accountants for the years ended
 December 31, 1997 and 1996                                             F-1

Statements of Net Assets Available for Benefits at
 December 31, 1997 and 1996                                             F-2

Statements  of Changes in Net Assets  Available for
 Benefits for the years ended December 31, 1997 and 1996                F-3

Notes to Financial Statements                                       F-4 to F-10


Supplemental Schedules
----------------------

Item 27A -  Schedule of Assets Held for Investment Purposes

Item 27D -  Schedule of Reportable Transactions


Exhibits
--------

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

Exhibit 7 - First Amendment of Bituminous 401(k) Savings Plan, effective January
            1, 1996.

Exhibit 8 - Revision to Exhibit A of Trust Agreement, effective April 1, 1996.

Exhibit 9 - Second Amendment of Bituminous 401(k) Savings Plan, effective
            October 1, 1997.

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




Dated:  April 2, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

Bituminous 401(k) Savings Plan
Bituminous Casualty Corporation:


We have audited the accompanying statements of net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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


                                               /s/ Coopers & Lybrand L.L.P.


Coopers & Lybrand, L.L.P.
Chicago, Illinois
April 2, 1998


                         BITUMINOUS 401(k) SAVINGS PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1997 and 1996


                                                               1997         1996
                                                               ----         ----
ASSETS
Investments, at fair value:
   Old Republic International Corporation common stock      $6,289,111   $4,598,138
     (cost:  1997 - $2,151,340; 1996 - $1,879,311)
   Pooled separate accounts                                  3,885,821    2,551,433
Investment, at contract value:
   CGLIC general accounts                                    3,249,970    3,328,662
Participant loans                                              223,031      140,284
                                                           -----------  -----------
                                                            13,647,933   10,618,517
Cash                                                            11,572          646
Contributions receivable                                           ---       31,755
                                                           -----------  -----------
Net assets available for benefits                          $13,659,505  $10,650,918
                                                           ===========  ===========


The accompanying notes are an integral part of the financial statements.


                         BITUMINOUS 401(k) SAVINGS PLAN

                      STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the year ended December 31, 1997 and 1996


                                                               1997         1996
                                                               ----         ----
Additions:
  Employer contributions                                   $   148,704  $   164,025
  Employee contributions                                       862,912      964,620
  Rollover contributions                                        45,841          ---
                                                           -----------  -----------
     Total contributions                                     1,057,457    1,128,645
                                                           -----------  -----------

Investment income:
   Dividends from Old Republic International
      Corporation common stock                                  84,252       70,675
   Net investment gain from pooled separate accounts           713,216      285,189
   Income from CGLIC general accounts                          181,991      176,176
   Net appreciation of investments                           1,752,963      521,841
   Other interest from participant loans                        17,718        8,297
                                                           -----------  -----------
     Total investment income                                 2,750,140    1,062,178
                                                           -----------  -----------
     Total additions                                         3,807,597    2,190,823
                                                           -----------  -----------

Adjustments:
     Total adjustments                                              19          ---
                                                           -----------  -----------

Deductions:
  Benefits paid                                                799,029      563,226
                                                           -----------  -----------
     Total deductions                                          799,029      563,226
                                                           -----------  -----------

  Net additions                                              3,008,587    1,627,597


Net assets available for benefits:
  Beginning of year                                         10,650,918    9,023,321
                                                           -----------  -----------
  End of year                                              $13,659,505  $10,650,918
                                                           ===========  ===========


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

A.  General

The Plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company"), who prior to October 1, 1997, had completed one year of service, attained age twenty-one (age twenty-five in 1984) and had completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Subsequent to October 1, employees are eligible to participate in the plan on the last to occur: (A) Date of hire or (B) the start of the payroll period in which the employee attains age twenty-one. Participation in the Plan is optional. If an employee does not elect to join the plan on the first date he is eligible to do so, he may join the plan at the start of any subsequent payroll period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time

B. Contributions

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

C. Participant Accounts

Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. Interest will be credited to the Guaranteed Long-Term Account and Guaranteed Government Securities Account (the "General Accounts") daily. Interest will be credited to each dollar in the General Accounts from the valuation date on which it is allocated to the General Accounts until the valuation date as of which it is transferred, distributed or disbursed from the General Accounts. The Fidelity Advisor Income & Growth Fund, Fidelity Advisor Growth Opportunities Fund and Stock Market Index Account (the "Separate Accounts") are each divided into units of participation. When an amount is allocated or transferred to the Separate Accounts, the number of units is increased and when an amount is withdrawn from the Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Separate Accounts by the then current Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation

                         BITUMINOUS 401(k) SAVINGS PLAN

1.  Summary of significant Accounting Policies (continued)

International Corporation shall be allocated and credited to the accounts of pariticipants in proportion to the Old Republic International Corporation stock previously credit to their accounts.

Participant's units are calculated on a daily basis. Quarterly participant unit values for these investment funds are as follows:


                                                                 1997
                             -------------------------------------------------------------------------------
                             Guaranteed     Fidelity      Fidelity     Guaranteed      Stock          ORI
                                Long         Income        Growth      Government      Market        Stock
                                Term        & Growth       Opport.     Securities      Index        Account
First Quarter
  Allocating Units             55,231        48,745        22,190        14,769        11,579       168,401
  Unit Value                   $58.46        $22.80        $48.50        $12.23        $37.12        $25.63

Second Quarter
  Allocating Units             52,303        49,195        24,397        14,716        13,094       169,394
  Unit Value                   $59.27        $25.66        $55.47        $12.36        $43.56        $30.31

Third Quarter
  Allocating Units             51,355        55,039        24,649        14,693        14,466       169,212
  Unit Value                   $60.12        $26.90        $59.63        $12.49        $46.67        $39.00

Fourth Quarter
  Allocating Units             50,181        56,040        25,882        15,087        15,526       169,119
  Unit Value                   $60.97        $27.48        $61.91        $12.62        $47.90        $37.19

                                                                 1996
                             -------------------------------------------------------------------------------
                             Guaranteed     Fidelity      Fidelity     Guaranteed      Stock          ORI
                                Long         Income        Growth      Government      Market        Stock
                                Term        & Growth       Opport.     Securities      Index        Account
 First Quarter
  Allocating Units             58,121        46,494        18,473        13,870         6,153       112,744
  Unit Value                   $55.08        $20.47        $41.51        $11.69        $31.15        $32.50

Second Quarter
  Allocating Units             56,177        46,388        20,242        14,166         7,854       171,874
  Unit Value                   $55.83        $20.66        $43.27        $11.82        $32.47        $21.50

Third Quarter
  Allocating Units             54,098        47,190        22,473        14,204         9,160       169,387
  Unit Value                   $56.59        $21.18        $44.36        $11.95        $33.40        $24.75

Fourth Quarter
  Allocating Units             54,981        47,391        23,420        14,453         9,818       171,893
  Unit Value                   $57.36        $22.51        $48.25        $12.07        $36.09        $26.75


The percentage of any resigning or dismissed participant's employer contribution account balance which is not vested at the settlement date will be applied against future employer contributions.

D.  Expense

It is the policy of Bituminous Casualty Corporation (a wholly-owned subsidiary of Bitco Corporation) to provide administrative support for the plan and to pay for administrative and trustee fees.

                         BITUMINOUS 401(k) SAVINGS PLAN

1.  Summary of Significant Accounting Policies (contnued)

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

G.  Benefits Paid

On termination of service, retirement, or death, distribution of the net balance in the participant's accounts will be made for the benefit of the participant or his beneficiary, by one or more of the following methods

     * By payment in a lump sum.
     * By purchase of a retirement annuity from an insurance company.

Net assets at December 31, 1997, and 1996, include funds totaling $1,446,337 and $1,197,506, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the plan upon retirement or termination.

H. Basis of Accounting

The Plan presents in the statements of changes in net assets available for benefits the net appreciation in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

                         BITUMINOUS 401(k) SAVINGS PLAN

1.  Summary of Significant Accounting Policies (continued)

Net Assets reported in the Form 5500 do not agree to the Statement of Net Assets Available for Benefits as of December 31, 1997 and 1996 due to benefits payable to participants which are reflected only in the Form 5500. These payables, totaling $41,910 for 1997 and $3,517 for 1996, represent 4th quarter withdrawals not made until the next year. Similarly, benefits paid as reported in the Form 5500 differs from the Statement of Changes in Net Assets Available for Benefits by $38,393 for 1997 and ($33,933) for 1996.

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

                        BITUMINOUS 401(k) SAVINGS PLAN

3. Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits

Six separate investment funds are maintained under the Plan for the benefit of participants. The allocation of net assets available for benefits to the separate investment funds is as follows:

                                                                 As of December 31, 1997
                            -------------------------------------------------------------------------------------------------------
                                          Guaranteed     Fidelity      Fidelity    Guaranteed     Stock         ORI
                                             Long         Income        Growth     Government     Market       Stock    Participant
                             Combined        Term        & Growth       Opport.    Securities     Index       Account      Loans
Old Republic Int'l Stock    $6,289,111           ---           ---           ---         ---          ---    $6,289,111         ---
Pooled separate accounts     3,885,821           ---    $1,539,776    $1,602,320         ---     $743,725           ---         ---
CGLIC general account        3,249,970    $3,059,640           ---           ---    $190,330          ---           ---         ---
Participant loans              223,031           ---           ---           ---         ---          ---           ---    $223,031
Employers' contributions           ---           ---           ---           ---         ---          ---           ---         ---
Employees' contributions           ---           ---           ---           ---         ---          ---           ---         ---
Cash                            11,572           ---           ---           ---         ---          ---        11,572         ---
                           -----------    ----------    ----------    ----------    --------     --------    ----------    --------
    Net assets available
     for benefits          $13,659,505    $3,059,640    $1,539,776    $1,602,320    $190,330     $743,725    $6,300,683    $223,031
                           ===========    ==========    ==========    ==========    ========     ========    ==========    ========

                                                                 As of December 31, 1996
                            -------------------------------------------------------------------------------------------------------
                                          Guaranteed     Fidelity      Fidelity    Guaranteed     Stock         ORI
                                             Long         Income        Growth     Government     Market       Stock    Participant
                             Combined        Term        & Growth       Opport.    Securities     Index       Account      Loans
Old Republic Int'l Stock    $4,598,138           ---           ---           ---         ---          ---    $4,598,138         ---
Pooled separate accounts     2,551,433           ---    $1,066,675    $1,130,298         ---     $354,460           ---         ---
CGLIC general account        3,328,662    $3,154,145           ---           ---    $174,517          ---           ---         ---
Participant loans              140,284           ---           ---           ---         ---          ---           ---    $140,284
Employers' contributions         6,351           ---           ---           ---         ---          ---         6,351         ---
Employees' contributions        25,404           ---           ---           ---         ---          ---        25,404         ---
Cash                               646           ---           ---           ---         ---          ---           646         ---
                           -----------    ----------    ----------    ----------    --------     --------    ----------    --------
    Net assets available
     for benefits          $10,650,918    $3,154,145    $1,066,675    $1,130,298    $174,517     $354,460    $4,630,539    $140,284
                           ===========    ==========    ==========    ==========    ========     ========    ==========    ========


                         BITUMINOUS 401(k) SAVINGS PLAN

3. Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits (continued)

The allocation of changes in net assets available for benefits to the separate investment funds is as follows:

                                                             For the year ended December 31, 1997
                            -------------------------------------------------------------------------------------------------------
                                          Guaranteed     Fidelity      Fidelity    Guaranteed     Stock         ORI
                                             Long         Income        Growth     Government     Market       Stock    Participant
                             Combined        Term        & Growth       Opport.    Securities     Index       Account      Loans
Dividend from ORI Stock      $84,252          ---           ---          ---           ---         ---       $84,252        ---
Net investment gain from
 pooled separate accounts    713,216          ---      $247,043     $324,083           ---    $142,090           ---        ---
Income from CGLIC general
 accounts                    181,991     $174,493           ---          ---        $7,498         ---           ---        ---
Net appreciation of
 investments               1,752,963          ---           ---          ---           ---         ---     1,752,963        ---
Other interest from
 participant loans            17,718        7,935         1,678        2,489           375       1,741         3,500        ---
Contributions:
 Employer                    148,704         (529)          ---          ---           ---         ---       149,233        ---
 Employee                    862,912      303,019       138,522      203,546        26,671     118,194        72,960        ---
 Rollover                     45,841       11,373         5,362        4,034         1,812      20,897         2,363        ---
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
  Total additions          3,807,597      496,291       392,605      534,152        36,356     282,922     2,065,271        ---
Benefits paid               (799,029)    (341,859)      (81,969)     (21,344)       (9,905)    (33,862)     (306,298)   ($3,792)
Loans issued                     ---      (50,266)      (44,627)     (25,414)       (5,764)    (17,783)       (7,850)   151,704
Loan repayments                  ---       29,334         9,430        9,580         1,168       5,558        10,095    (65,165)
Transfer between accounts        ---     (226,737)      197,040      (25,116)       (6,042)    151,935       (91,080)       ---
Adjustments                       19       (1,268)          622          164           ---         495             6        ---
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
  Net incr. (decr.) in
  net assets avail. for
  benefits                 3,008,587      (94,505)      473,101      472,022        15,813     389,265     1,670,144     82,747
Net assets available for
 benefits:
   Beginning of year      10,650,918     3,154,145    1,066,675    1,130,298       174,517     354,460     4,630,539    140,284
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
   End of year           $13,659,505    $3,059,640   $1,539,776   $1,602,320      $190,330    $743,725    $6,300,683   $223,031
                         ===========    ==========   ==========   ==========      ========    ========    ==========   ========

                                                             For the year ended December 31, 1996
                            -------------------------------------------------------------------------------------------------------
                                          Guaranteed     Fidelity      Fidelity    Guaranteed     Stock         ORI
                                             Long         Income        Growth     Government     Market       Stock    Participant
                             Combined        Term        & Growth       Opport.    Securities     Index       Account      Loans
Dividend from ORI Stock      $70,675          ---           ---          ---           ---         ---       $70.675        ---
Net investment gain from
 pooled separate accounts    285.189          ---       $83,074     $154,856           ---     $47,259           ---        ---
Income from CGLIC general
 accounts                    176,176     $168,976           ---          ---        $7,200         ---           ---        ---
Net appreciation of
 investments                 521,841          ---           ---          ---           ---         ---       521,841        ---
Other interest from
 participant loans             8,297        4,371           959        1,094           281         435         1,157        ---
Contributions:
 Employer                    164,025         (772)          ---          ---           ---         ---       164,797        ---
 Employee                    964,620      299,377       175,100      259,719        22,245     112,030        96,149        ---
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
  Total additions          2,190,823      471,952       259,133      415,669        29,726     159,724       854,619        ---
Benefits paid               (563,226)    (273,565)      (26,099)     (13,536)       (4,739)     (1,197)     (244,090)       ---
Loans issued                     ---     (138,411)       (5,582)      (7,251)       (8,858)     (2,908)      (27,902)   190,912
Loan repayments                  ---       20,738         3,143        5,276           722       3,195        17,554    (50,628)
Transfer between accounts        ---     (117,603)      (41,841)     150,984        (4,316)    104,458       (91,682)       ---
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
  Net incr. (decr.) in
  net assets avail. for
  benefits                 1,627,597      (36,889)      188,754      551,142        12,535     263,272       508,499    140,284
Net assets available for
 benefits:
   Beginning of year       9,023,321     3,191,034      877,921      579,156       161,982      91,188     4,122,040        ---
                         -----------    ----------   ----------   ----------      --------    --------    ----------   --------
   End of year           $10,650,918    $3,154,145   $1,066,675   $1,130,298      $174,517    $354,460    $4,630,539   $140,284
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

5. Assets Greater Than 5% of Plan Assets

Investments that represent 5% or more of the plan assets are as follows:

                                                           December 31,
                                                       1997            1996
                                                       ----            ----
     Guaranteed Long-Term Account                   $3,059,640      $3,154,145
     ORI Stock Account                               6,289,111       4,598,138
     Fidelity Advisor Income and Growth Fund         1,539,776       1,066,675
     Fidelity Advisor Growth Opportunities Fund      1,602,320       1,130,298
     Stock Market Index                                743,725             ---


6.  Contributions

Participants may elect to contribute to any one or more of the five funds established with Connecticut General Life Insurance Company and the ORI Stock Account. The number of participants with account balances at December 31, 1997 and 1996 was as follows:

                                                           December 31,
                                                       1997            1996
                                                       ----            ----
 Number of participants with account balances           478             470


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

                              SUPPLMENTAL SCHEDULE


           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                            As of December 31, 1997



                                                                               Contract/
                             Description of Investment                          Current
Identify of Issue             including interest rate           Cost             Value
-----------------            -------------------------          ----           --------
CIGNA                        Long-term investment fund       $3,059,640       $3,059,640
Guaranteed Long-Term
Account


CIGNA Separate Account       Pooled separate account          1,186,122        1,539,776
Fidelity Advisor Income
and Growth Fund


CIGNA Separate Account       Pooled separate account          1,104,093        1,602,320
Fidelity Advisor Growth
Opportunities Fund

CIGNA                        Short=term investment fund         190,330          190,330
Guaranteed Government
 Securities Account

CIGNA                        Pooled separate account            584,118          743,725
Stock Market
Index Account

ORI Stock Account            Common stock                     2,151,340        6,289,111

                             Participant loans                      ---          223,031
                                                             ----------      -----------
Total                                                        $8,275,643      $13,647,933
                                                             ==========      ===========


                         BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLMENTAL SCHEDULE


                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS

                             As of December 31, 1997



 Number of          Identity of Party                                      Date of      Transaction    Cost of     Gain on
Transactions            Involved              Description of Asset       Transaction       Price        Asset       Sale
------------        -----------------         --------------------       -----------    -----------    -------     -------
    73           Connecticut General Life     Deposit in Guaranteed         Various       $688,804     $688,804      N/A
                 Insurance Company            Long-Term Account

    81           Connecticut General Life     Sales of Guaranteed           Various        957,802      957,802      ---
                 Insurance Company            Long-Term Account

    46           Connecticut General Life     ORI Stock Account             Various        489,283      489,283      N/A
                 Insurance Company            Purchases

    72           Connecticut General Life     ORI Stock Account             Various        551,952      304,298    $247,654
                 Insurance Company            Sales


                                                                       Exhibit 9
                                                                       ---------

                                SECOND AMENDMENT
                                       OF
                         BITUMINOUS 401(K) SAVINGS PLAN

               (As Amended and Restated Effective January 1, 1994)



     WHEREAS, Bituminous Casualty Corporation (the "corporation") maintains the Bituminous 401(k) Savings Plan (the "plan"); and

     WHEREAS, the plan was amended and restated effective January 1, 1994, and has subsequently been further amended; and

     WHEREAS, it now is considered desirable to further amend the plan;

     NOW, THEREFORE, by virtue and in exercise of the power reserved to this corporation by subsection 11.1 of the plan, the plan, as previously amended, be and is hereby further amended in the following particulars:

                1. By substituting the following for subsection 2.1 of the plan:

                "2.1. Participation. Subject to the conditions and limitations of the plan, each employee of an employer who is a participant in the plan immediately preceding October 1, 1997 will continue as a participant on and after that date. Beginning October 1, 1997, each other employee of an employer will become eligible to enroll in the plan in accordance with subsection 2.2 and become a participant on the last to occur of October 1, 1997, his date of hire or the start of the payroll period in which he attains age 21 years."


     2. By substituting the following for the third sentence of subsection 2.2 of the plan:

                "If an employee does not elect to join the plan on the first date he is eligible to do so, he may join the plan at the start of any subsequent payroll period."

     3. By adding the following sentence at the end of subsection 2.3 of the plan:

                "Notwithstanding any provision of the plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with
                Section 414(u) of the Internal Revenue Code."


                4. By substituting the following for subsection 2.5 of the plan:

                "2.5. Employees and Leased Employees. For all purposes of the plan, an individual shall be an 'employee' of or be 'employed ' by an employer for any plan year only if such individual is treated by the employer for such plan year as its employee for purposes of employment taxes and wage withholding for Federal income taxes, regardless of any subsequent reclassification by the employer, any governmental agency or court. A leased employee (as defined below) shall not be eligible to participate in the plan. A 'leased employee' means any person who is not an employee of an employer, but who has provided services for the employer under primary direction or control by the employer, on a substantially full time basis for a period of at least one year, pursuant to an agreement between the employer and a leasing organization. The period during which a leased employee performs services for an employer shall be taken into account for purposes of subsection 7.2 of the plan if such leased employee becomes an employee of an employer unless (i) such leased employee is a participant in a money purchase pension plan maintained by the leasing organization which provides a non-integrated employer contribution rate of at least 10 percent of compensation, immediate participation for all employees and full and immediate vesting, and (ii) leased employees do not constitute more than 20 percent of the employer's nonhighly compensated workforce."


     5. By substituting the words "nor more than nine percent" for the words "nor more than six percent" where the latter appear in the first sentence of subsection 3.1 of the plan.


     6. By substituting the following for subsection 3.2 of the plan:

                "3.2. Changes in Basic Contributions. A participant may elect to change his basic contribution rate (but not retroactively) within the limits specified above, as of the start of any payroll period. A participant also may elect to discontinue his basic contributions as of the start of any payroll period and, thereafter, to resume such contributions as of the start of any payroll period. Each such election must be in writing and filed with the committee at such time and in accordance with such rules and procedures as may be established by the committee."


     7. By substituting the following for subsection 4.1 of the plan:

                "4.1. Employer Contributions. Each employer will contribute to the trustee on behalf of each participant employed by the employer the amount of basic contributions made from the participant's earnings from that employer in accordance with the participant's basic contribution election then in effect. Each employer also will contribute to the trustee on behalf of each participant employed by the employer a 'matching contribution' equal to 25 percent of the participant's earnings (not to exceed six percent (6%)) that the participant elects to contribute to the plan as basic contributions for a payroll period that (effective October 1, 1997) ends on or after the first anniversary of his date of hire. Notwithstanding the foregoing, a participant who has elected to make basic contributions to the plan in excess of six percent of his earnings for a portion of a plan year shall receive employer matching contributions for any part of that plan year that such participant is unable to make basic contributions du e solely to the limitation contained in subsection 3.4 (but is otherwise eligible to share in employer matching contributions) in the same amount as if such excess over six percent were contributed at the rate of six percent of earnings (until exhausted) during the period in which he is restricted from making basic contributions. Basic and matching contributions will be paid to the trustee as soon as practicable after the end of the payroll period to which they pertain, but no later than the 15th business day of the next following calendar month."


     8. By substituting the following for the fifth sentence o f subparagraph 4.2(a) of the plan:

                "In applying the limitations of this subparagraph 4.2(a), the basic contributions of highly compensated employees will be reduced to the extent necessary in the order of their basic contribution amounts beginning with the largest amount."


     9. By substituting the following for the sixth sentence of subparagraph 4.2(b) of the plan:

                "In applying the limitations of this subparagraph 4.2(b), a highly compensated employee's voluntary after-tax contributions (if any) to another plan will be reduced first and then matching contributions allocated under this plan to the extent necessary, and any such reductions will be made in the order of aggregate contributions (subject to the limits of this subparagraph 4.2(b)) by each highly compensated employee beginning with the largest amount."


     10. By substituting the following for the first sentence in subsection 4.2 that follows subparagraph (c) thereof:

                "(d) Notwithstanding any provisions of this subsection 4.2 to the contrary, the limitations of subparagraphs (a) and (b) above shall be applied in plan years commencing on or after January 1, 1997 (or January 1, 1998, if the committee elects to defer the application of this sub-paragraph (d) until January 1, 1998) based upon the actual deferral percentage and contribution percentage of nonhighly compensated employees for the plan year immediately preceding the plan year for which such limitations are being applied to highly compensated employees.

        For purposes of applying the limitations on contributions described in this subsection 4.2, a "highly compensated employee" means any present or former employee who:

                (A) was a 5 percent owner of an employer or controlled group member during the current or immediately preceding plan year; or

                (B) received compensation from an employer or controlled group member of more than $80,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue) during the immediately preceding plan year."


     11. By substituting the following for the last sentence of subsection 4.3 of the plan:

        "Solely for purposes of applying the actual deferral percentage and contribution percentage tests described in subparagraphs 4.2(a) and (b) above, the employers may elect for any plan year that compensation earned before the participant was eligible to make basic contributions (or share in employer matching contributions) be disregarded, and may include or not include all elective contributions made pursuant to Sections 125 and 401(k) of the Code; provided that, such elections are made on a consistent and uniform basis with respect to all employees for any such year."


     12. By substituting the following for subsection 6.10 of the plan:


                "6.10. Contribution Limitations. For each plan year, the 'annual addition' (as defined below) to a participant's accounts under this plan and under any other defined contribution plan maintained by the employer or controlled group member shall not exceed the lesser of (i) the sum of $30,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue for the calendar year which begins with or within that plan year) or (ii) 25 percent of the participant's compensation during that plan year. The term 'annual addition' for any plan year means the sum of the following amounts allocated to a participant's accounts under any such plans for that year:

                (a) employer contributions (including participant basic contributions);

                (b)     participant after-tax contributions; and

                (c)     remainders.

        Participant after-tax contributions (plus earnings thereon) and secondly a participant's basic contributions (plus earnings thereon) for a plan year will be returned to the participant, if necessary, to comply with these limitations. Lastly, matching contributions which cannot be allocated to a participant because of the foregoing limitations shall be applied to reduce employer contributions in succeeding plan years, in order of time. In the case of any participant who was covered by both a defined benefit plan and a defined contribution plan of the employers, the benefits provided for him under both plans will be adjusted to the extent necessary (fo r years prior to January 1, 2000) to comply with the combined benefit and contribution limitations set forth in Section 415 of the Internal Revenue Code and Section 1106 of the Tax Reform Act of 1986. In making such adjustments, the benefits that otherwise would have been payable to the participant under the defined benefit plan will be limited first ."


     13. By substituting the following for the third sentence of subsection 7.2 of the plan

        "A 'year of service' shall mean any calendar year in which the participant has completed at least 1,000 hours of service, except that years of service before the year in which the participant attains age 18 shall be disregarded. An 'hour of service' means each hour for which an employee is directly or indirectly paid or entitled to payment by an employer or controlled group member for the performance of duties and for reasons other than the performance of duties, including each hour for which back pay, irrespective of mitigation of damages, has been either awarded or agreed to by an employer or controlled group member, determined and credited in accordance with Department of Labor Reg. Sec. 2530.200b-2."


     14. By substituting the following for the first clause of the first sentence of subsection 7.4 of the plan:

        "Within a reasonable time after a participant's settlement date, and subject to the conditions set forth below, at the participant's election, all or a portion of the net credit balances in the participant's accounts will be distributed to or for his benefit, or in the case of his death, to or for the benefit of his beneficiary, by one of the following methods:"

     Particular 3 above shall be effective as of December 12, 1994 ; particulars 4, 5, 7, 8, 9, 10, 11, 12 and 14 above shall be effective as of January 1, 1997; and particulars 1, 2, 6 and 13 above shall be effective October 1, 1997.

    IN WITNESS WHEREOF, the undersigned duly authorized officer of the corporation has caused this amendment to be executed this day of , 1997.


                                           BITUMINOUS CASUALTY CORPORATION

                                        By: _________________________________

                                       Its: _________________________________

                                                  (Corporate Seal)


ATTEST:

-------------------------------

Its: __________________________