Form 10-K/A
period 1997-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-04-30
CIK 74260

As in effect
3/1/61

                                   FORM 10K/A2
                                  ------------

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


Date April 17, 1998                      By:         /s/ Paul D. Adams
                                           ------------------------------------
                                                       (Signature)
                                                      Paul D. Adams
                                                   Sr. Vice President
                                                          and
                                                 Chief Financial Officer


                                 Total Pages: 34

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


                           THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                           (Registrant)




                           By:          /s/ A.C. Zucaro
                              -------------------------------------
                              A. C. Zucaro, Member of the
                              Administration Committee


Date: April 17, 1998

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


       REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                   ----------



                                                                       Pages
                                                                       -----

Report of Independent Accountants                                        1

Financial Statements:

 Statements of Net Assets Available for Plan Benefits as of
  December 31, 1997 and 1996                                             2

 Statements of Changes in Net Assets Available for Plan
  Benefits for the years ended December 31, 1997 and 1996                3

 Notes to Financial Statements                                         4-22

Supplemental Schedules (Required by the Department of Labor):

 Item 31 - Assets and Liabilities at December 31, 1997 and 1996         24

 Item 32 - Income, Expenses, and Changes in Net Assets for
  the year ended December 31, 1997                                      25

 Item 27a - Schedule I - Schedule of Assets  Held for
  Investment Purposes at December 31, 1997                            26-27

 Item 27a - Schedule II - Schedule of Assets Held for Investment
  Purposes-Investment Assets Both Acquired and Sold in 1997             28

 Item 27d -Schedule of Reportable Transactions for the year
  ended December 31, 1997                                               29


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Administration Committee
   of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan
Chicago, Illinois

We have audited the accompanying statements of net assets available for plan benefits of Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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



Chicago, Illinois
April 10, 1998


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                           December 31, 1997 and 1996
                                ----------------

                                                                1997                                       1996
                                              -----------------------------------------   -----------------------------------------
                                               Employees'    Companies'      Combined      Employees'    Companies'      Combined
                                                Account       Account         Account       Account       Account         Account
                                              -----------   ------------   ------------   -----------   ------------   ------------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund                 $9,949,785     $1,917,691    $11,867,476   $11,385,002       $305,182    $11,690,184
 Old Republic International Corporation:
    Series "D" preferred shares                         0              0              0             0    174,280,974    174,280,974
    Common shares                               7,315,413    231,694,897    239,010,310     5,262,180        924,881      6,187,061
 United States Government obligations           7,833,076              0      7,833,076    10,549,652              0     10,549,652
 Corporate bonds                               19,199,137              0     19,199,137    15,332,393              0     15,332,393
 Mutual funds                                  20,568,434      1,775,464     22,343,898    11,065,160      1,230,187     12,295,347
                                               ----------   ------------   ------------  ------------   ------------   ------------
                                               64,865,845    235,388,052    300,253,897    53,594,387    176,741,224    230,335,611

Contributions receivable:
  Companies                                             0      4,137,401      4,137,401             0      3,739,210      3,739,210
  Employees                                             0              0              0             0              0              0
Accrued interest and dividends receivable         773,710        176,635        950,345       501,482          1,021        502,503
                                              -----------   ------------   ------------   -----------   ------------   ------------
                                              $65,639,555   $239,702,088   $305,341,643   $54,095,869   $180,481,455   $234,577,324
                                              ===========   ============   ============   ===========   ============   ============

LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Notes payable                                          $0     $8,324,234     $8,324,234            $0    $11,109,234    $11,109,234
Advances from plan sponsor
  (non-interest bearing)                                0              0              0             0        738,895        738,895
Accrued interest payable                                0         93,307         93,307             0        119,921        119,921
Unpaid withdrawal and termination benefits        139,847              0        139,847       877,248              0        877,248
Unpaid administrative expenses                    165,087        204,262        369,349        33,198        (53,750)       (20,552)
                                              -----------   ------------   ------------   -----------   ------------   ------------
  Total liabilities                               304,934      8,621,803      8,926,737       910,446     11,914,300     12,824,746
                                              -----------   ------------   ------------   -----------   ------------   ------------

Net assets available for plan benefits:
  Allocated to participants                    65,334,621    207,801,484    273,136,105    53,185,423    148,405,823    201,591,246
  Not allocated to participants                         0     23,278,801     23,278,801             0     20,161,332     20,161,332
                                              -----------   ------------   ------------   -----------   ------------   ------------
  Total net assets available for plan benefits 65,334,621    231,080,285    296,414,906    53,185,423    168,567,155    221,752,578
                                              -----------   ------------   ------------   -----------   ------------   ------------
                                              $65,639,555   $239,702,088   $305,341,643   $54,095,869   $180,481,455   $234,577,324
                                              ===========   ============   ============   ===========   ============   ============


See accompanying notes to financial statements.


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Statements of Changes in Net Assets Available for Plan Benefits

                 for the years ended December 31, 1997 and 1996
                                ----------------

                                                                1997                                       1996
                                              -----------------------------------------   -----------------------------------------
                                               Employees'    Companies'      Combined      Employees'    Companies'      Combined
                                                Account       Account         Account       Account       Account         Account
                                              -----------   ------------   ------------   -----------   ------------   ------------

Additions:
  Employer contributions                               $0     $4,139,625     $4,139,625            $0     $3,755,042     $3,755,042
  Employee contributions                        9,632,853              0      9,632,853     8,890,832              0      8,890,832
  Interest income                               2,330,229         88,002      2,418,231     2,196,148         59,134      2,255,282
  Dividend income                                 565,336      4,570,820      5,136,156       278,614      2,954,326      3,232,940
  Net appreciation  in fair value
    of investments                              5,415,241     66,281,217     71,696,458     1,681,389     19,349,816     21,031,205
                                              -----------   ------------   ------------   -----------   ------------   ------------
                                               17,943,659     75,079,664     93,023,323    13,046,983     26,118,318     39,165,301
                                              -----------   ------------   ------------   -----------   ------------   ------------

Deductions:
  Termination and withdrawal benefits           5,782,069     11,728,786     17,510,855     6,624,016     14,572,770     21,196,786
  Interest expense                                      0        609,277        609,277             0        777,063        777,063
  Administrative expenses                          12,392        228,471        240,863        33,199        154,176        187,375
                                              -----------   ------------   ------------   -----------   ------------   ------------
                                                5,794,461     12,566,534     18,360,995     6,657,215     15,504,009     22,161,224
                                              -----------   ------------   ------------   -----------   ------------   ------------

NET ADDITIONS                                  12,149,198     62,513,130     74,662,328     6,389,768     10,614,309     17,004,077

  Net assets available for plan benefits,
    beginning of year                          53,185,423    168,567,155    221,752,578    46,795,655    157,952,846    204,748,501
                                              -----------   ------------   ------------   -----------   ------------   ------------

  NET ASSETS AVAILABLE FOR PLAN
    BENEFITS, END OF YEAR                     $65,334,621   $231,080,285   $296,414,906   $53,185,423   $168,567,155   $221,752,578
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

B.  Investments

Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short term obligations. Securities traded over-the-counter, such as common stocks, mutual funds, corporate bonds and U.S. Government obligations, are valued at the final bid price on the valuation date. Temporary investments in short-term securities are carried at cost, which approximates market value. Investment in Old Republic International Corporation Series D preferred stock, which were not registered, were stated at fair value as determined by the Board of Directors, based on appraisals received from an investment banker. However, because of the inherent uncertainty of the valuation, the Board of Directors' estimate of fair value may have differed significantly from the value that would have been used had a ready market existed for the securities, and the differences could have been material. Such preferred shares amounted to $174,280,974 at December 31, 1996 (74.3% of total plan assets). In August, 1997, the remaining preferred shares were converted into common shares of the Corporation. Old Republic International Corporation common shares are stated at closing market value on the last business day of the year.

The Plan presents in the statements of changes in net assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of generally accepted accounting principles, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date. The investments in common stock and Series D preferred stock of Old Republic International Corporation have not been adjusted, as to number of shares, to reflect a 50% stock dividend declared on March 13, 1998.

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

The company matching contribution is based on the following formula:

Percentage of                If the percentage increase in average operating
Recognized Compen-           earnings per share for the most recent five year
sation Contributed           period is:
------------------           --------------------------------------------------
                             Less Than   6.01%     9.01%       15.01%      Over
                                 6%      to 9%     to 15%      to 20%       20%
                             The     Resulting Employer Matching Contribution on
                                     the First 6% of Employee Savings will be:
                             --------------------------------------------------
    1.00%                     30%         40%        65%        100%       140%
1.01 to  2.00%                28%         38%        63%         98%       138%
2.01 to  3.00%                26%         36%        61%         96%       136%
3.01 to  4.00%                24%         34%        59%         94%       134%
4.01 to  5.00%                22%         32%        57%         92%       132%
5.01 to  6.00%                20%         30%        55%         90%       130%
6.01 to 15.00%               None        None       None        None       None
                             --------------------------------------------------

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

When a plan participant makes employee contributions, his employee contributions are allocated to his "Employee Account." Earnings are allocated to each plan participant's Employee Account on a semi-annual basis, based upon the performance of the investment fund that the plan participant has selected. Upon termination of service for any reason, a plan participant receives all amounts in his Employee Account.
                                        6

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

              Years of Service       Vesting Schedule
              ----------------       ----------------
                     1                       0%
                     2                       0
                     3                      20
                     4                      40
                     5                      60
                     6                      80
                     7                     100%


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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


2. Benefits, Continued

Unallocated net assets, in the Companies' Account, available for plan benefits at December 31, are comprised of items not allocated to participants, as follows:


Assets                                                    1997             1996
------                                                    ----             ----
Unreleased shares:
 Series D preferred shares:
  5,731,675 shares at $5.35                                            $ 30,664,461

 Common Shares:
  853,325 shares at $37.1875                          $ 31,733,023
   26,801 shares at $26.75                                                  716,927
                                                      ------------     ------------
 Total                                                  31,733,023       31,381,388
                                                      ------------     ------------


Liabilities
-----------
Unpaid loan principal at December 31                     8,324,234       11,109,234
Accrued interest expense payable on loans at
 December 31                                                93,307          119,921
Accrued administrative expenses (prepaid)                   36,681           (9,099)
                                                      ------------     ------------
 Total                                                   8,454,222       11,220,056
                                                      ------------     ------------


Unallocated net assets available for plan benefits    $ 23,278,801     $ 20,161,332
                                                      ============     ============


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


3. Investments

Investments held by the Plan at December 31, 1997 and 1996 are summarized as follows:

                                                    1997                                       1996
                                ---------------------------------------   -----------------------------------------
                                  Shares/                                   Shares/
                                  Units/                                    Units/
                                 Par Value      Cost        Fair Value     Par Value       Cost         Fair Value
                                 ---------      ----        ----------     ---------       ----         ----------
Collective Trusts:
 Short-term Investment
  Fund                          11,867,476   $11,867,476   $ 11,867,476    11,690,184   $11,690,184    $ 11,690,184*
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock                            -             -              -       32,575,883    38,579,244     174,280,974*
  Common Stock                   6,427,168    38,332,010    239,010,310*      231,292     1,642,198       6,187,061
United States Government
  obligations                  $ 7,625,000     7,864,662      7,833,076   $10,475,000    10,644,997      10,549,652
Corporate bonds                $18,889,000    19,279,225     19,199,137   $15,217,000    15,537,593      15,332,393
Mutual funds                       702,195    18,527,876     22,343,898       512,862    10,524,927      12,295,347
                                             -----------   ------------                 -----------    ------------
                                             $95,871,249   $300,253,897                 $88,619,143    $230,335,611
                                             ===========   ============                 ===========    ============


* - These investments represent 5% or more of the Plan assets at December 31, 1997 or 1996, as applicable.

Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:

                                                   1997              1996
                                                   ----              ----
Collective Trusts:
 Short-term Investment
  Fund                                        $       -         $       -
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock                                     (135,701,729)      17,216,801
  Common Stock                                  204,077,441        2,614,723
  Debentures                                           -              (4,890)
United States Government
  obligations                                        12,173         (212,561)
Corporate bonds                                      66,677          222,479
Other common stock                                     -            (364,576)
Mutual funds                                      3,241,896        1,559,229
                                              -------------      -----------
                                              $  71,696,458      $21,031,205
                                              =============      ===========

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


6. Notes Payable

The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:

            Original loan principal            $51,500,000
            Cost of shares acquired            $49,899,963
            Unpaid principal balance
             at December 31, 1997              $ 8,324,234
            Shares acquired:
             Series B                            9,881,937
             Series D                           33,385,023
             Common                                 44,967
            Unreleased shares a December 31, 1997:
               Common                              853,325
            Principal due April 30,
               1998                            $ 3,224,234
               1999                              2,600,000
               2000                              2,500,000
                                               -----------
                                               $ 8,324,234
                                               ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


6. Notes Payable, Continued

Except for loan proceeds of $100,037, all proceeds were used by the Plan to acquire preferred and common shares of the Corporation, as indicated above, at appraised values. Remaining funds were utilized to meet periodic cash needs or to refinance existing loans. The Series "D" preferred stock had a cumulative annual dividend rate of $.087 per share, had a minimum redemption value of $0.87 at the option of the Corporation, had one vote per share and was convertible into common stock of the Corporation at any time at the rate of five shares of Series"D" preferred stock for one common share. During 1997, the Plan exercised its option to convert its holdings of Series "D" preferred stock (32,575,883 shares) into common stock of the Corporation (6,515,176 shares).

It is anticipated that principal and interest payments on the Plan's loans are to be met by the Companies' annual profit sharing contributions, interest on funds invested, and dividends on the Corporation's common stock.

During 1988, a number of loans with an aggregate outstanding principal balance of $23,374,234 were refinanced. $11,084,234 was refinanced with the Corporation and $12,290,000 was refinanced with a bank.

The interest rate on loans with the Corporation is set at 1.5% in excess of the current rate on six month certificates of deposit. The interest rates on the bank loans range from 75% to 85% of the Prime Rate.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


8. Contributions

Contributions by the Participants and by Participating Companies were as follows for the years shown:

                                                                 1997                       1996
                                                        ----------------------     ----------------------
                                                         Partici-                   Partici-
                                                          pants       Company        pants       Company
                                                        ----------  ----------     ----------  ----------
        Old Republic International Corporation          $   46,787  $   14,850     $   45,133  $   13,464
        Old Republic Life Insurance Company                 61,335      26,001         55,997      24,104
        Old Republic Insurance Company                     156,884      65,330        172,727      75,762
        International Business & Mercantile
         REassurance Company                                  -           -            39,646       8,419
        Old Republic National Title Insurance
         Company & its Subsidiaries and Affiliates       1,457,167     582,423      1,314,204     493,518
        Old Republic Insured Credit Services, Inc.          91,654      36,729        100,460      44,889
        Brummel Brothers, Inc.                              38,175      19,015         35,579      17,956
        J. Huell Briscoe & Associates, Inc.                 19,254      10,793         19,800      10,488
        Old Republic General Services, Inc.                283,846     100,892        302,470     107,100
        Old Republic Union Insurance Company                13,629       7,226         16,816       9,011
        Old Republic Mortgage Guaranty Group,
          Inc. & its Subsidiaries                        1,098,381     491,411      1,053,287     449,076
        Old Republic Title Holdings, Inc.
          & its Subsidiaries and affiliates              3,166,976   1,307,000      2,922,322   1,210,866
        Old Republic Asset Management Co.                   22,612      11,978         23,091      10,639
        Old Republic Dealer Service Corp.                   17,527       8,082         13,742       5,009
        Phoenix Aviation Managers, Inc.                    158,432      59,405        135,401      50,867
        Chicago Underwriting Group                          89,610      45,178        107,296      42,247
        Old Republic Risk Mgmt. Corp.                      273,319     104,182        134,959      57,719
        Bitco Corp. & its Subsidiaries                     627,702     315,736        582,340     286,392
        Great West Casualty and Agencies                   746,961     406,825        655,089     358,647
        Old Republic RE                                    119,901      43,934        110,797      38,597
        Old Republic Home Protection                       112,582      51,000         76,459      36,214
        Old Republic Surety Group                          392,814     142,191        361,880     132,366
        Old Republic Standard Group                        142,783      49,760        123,414      42,041
        Employers General Insurance Group                  404,508     202,525        397,506     195,145
        Old Republic Minnehoma Insurance Co.                38,310      20,469         40,440      16,023
        ORDESCO Inc.                                        13,288       6,771         14,068       7,731
        Church Rickards, Whitlock & Co.                     38,416       9,919         35,909      10,752
                                                        ----------  ----------     ----------  ----------
                                                        $9,632,853  $4,139,625     $8,890,832  $3,755,042
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

At December 31, 1997 there were 2,472 participants in Fund "A" and 1,620 participants in Fund "O".

The Plan also has other Funds which offer participants the opportunity to further diversify their future and accumulated contributions (savings) and earnings thereon. The Funds are designated as "H", "I", "J", "K", "L" and "M". Directions to change the Funds to which savings can be directed or transfers from Fund "A" and "O" can be done on January 1, or July 1 of each year. At December 31, 1997, there were 715; 802; 1,140; 587; 120; and 493 participants in Funds "H", "I", "J", "K", "L" and "M", respectively.

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

Fund "M" - Vanguard 500 Stock Index Fund seeks to establish and manage its assets to track very closely to the Standard and Poor's 500 Stock Index. This Fund became effective January 1, 1997.

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

The investment options available for diversification at December 31, 1997 are:

Fund "E" - Short-term investment fund composed of high grade money market investments with very short-term maturities.

Fund "F" - Intermediate-term fund composed of high-grade securities with maturities of five years or less.

Fund "G" - Open ended no load mutual fund with primary objective being capital appreciation.

At December 31, 1997, there were 24 participants in Fund "E", 33 participants in Fund "F" and 94 participants in Fund "G".

Statements for each fund described above follow (Fund "B" is employer directed only and is included for informational purposes only):

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                                December 31, 1997
                                -----------------

                                             Fund "A"      Fund "O"    Fund "H"     Fund "I"
                                            ----------   -----------  ----------  -----------
ASSETS
Investments, at fair value:
   Collective Trusts:
      Short-term Investment Fund            $4,690,066    $5,090,259     $32,424      $30,384
   Old Republic International Corporation:
      Common shares                                  0     7,315,413           0            0
   United States Government obligations      4,455,934     3,377,142           0            0
   Corporate bonds                          19,199,137             0           0            0
   Mutual funds                                      0       338,366   4,745,614    4,073,981
                                           -----------  ------------  ----------  -----------
                                            28,345,137    16,121,180   4,778,038    4,104,365

Contributions receivable:
   Employee                                        187         1,453         176         (176)
Accrued interest and dividends receivable      471,945        96,590          81      202,355
                                           -----------  ------------  ----------  -----------
                                           $28,817,269   $16,219,223  $4,778,295   $4,306,544
                                           ===========  ============  ==========  ===========

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits     $62,382       $18,301     $28,462      $10,323
Other payables (receivables)                    38,375       (28,955)        710          640
                                           -----------  ------------  ----------  -----------
Total liabilities                              100,757       (10,654)     29,172       10,963

Net assets available for plan benefits      28,716,512    16,229,877   4,749,123    4,295,581
                                           -----------  ------------  ----------  -----------
                                           $28,817,269   $16,219,223  $4,778,295   $4,306,544
                                           ===========  ============  ==========  ===========

                                             Fund "J"    Fund "K"    Fund "L"     Fund "M"      Combined
                                           -----------  ----------  ----------  ------------  -----------
ASSETS
Investments, at fair value:
   Collective Trusts:
      Short-term Investment Fund               $58,268     $21,683      $2,995       $23,706   $9,949,785
   Old Republic International Corporation:
      Common shares                                  0           0           0             0    7,315,413
   United States Government obligations              0           0           0             0    7,833,076
   Corporate bonds                                   0           0           0             0   19,199,137
   Mutual funds                              6,675,703   2,885,485     346,342     1,502,943   20,568,434
                                           -----------  ----------  ----------  ------------  -----------
                                             6,733,971   2,907,168     349,337     1,526,649   64,865,845

Contributions receivable:
   Employee                                     (1,145)      1,011      (1,480)          (26)           0
Accrued interest and dividends receivable          152          54          15         2,518      773,710
                                           -----------  ---------- -----------  ------------  -----------
                                            $6,732,978  $2,908,233    $347,872    $1,529,141  $65,639,555
                                           ===========  ========== ===========  ============  ===========

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits     $18,110      $1,585          $0          $684     $139,847
Other payables (receivables)                  (429,322)    551,377      32,167            95      165,087
                                           -----------  ---------- -----------  ------------  -----------
Total liabilities                             (411,212)    552,962      32,167           779      304,934

Net assets available for plan benefits       7,144,190   2,355,271     315,705     1,528,362   65,334,621
                                           -----------  ---------- -----------  ------------  -----------
                                            $6,732,978  $2,908,233    $347,872    $1,529,141  $65,639,555
                                           ===========  ========== ===========  ============  ===========

     ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                                December 31, 1996
                                ----------------

                                                  Fund "A"     Fund "O"   Fund "H"   Fund "I"
                                                ------------ ----------- ---------- ----------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund           $9,073,766  $2,220,347    $22,353    $18,053
         Old Republic International Corporation:
             Common shares                                 0   5,262,180          0          0
         United States Government obligations      4,651,918   5,897,734          0          0
         Corporate bonds                          15,332,393           0          0          0
         Mutual funds                                      0     287,220  2,624,798  2,437,266
                                                 ----------- ----------- ---------- ----------
                                                  29,058,077  13,667,481  2,647,151  2,455,319

     Contributions receivable:
         Employee                                          0       1,505          0          0
     Accrued interest and dividends receivable       406,522      94,647         54         99
                                                 ----------- ----------- ---------- ----------
                                                 $29,464,599 $13,763,633 $2,647,205 $2,455,418
                                                 =========== =========== ========== ==========

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits     $310,837    $228,537    $85,129    $93,666
     Other payables (receivables)                     19,439       8,234      1,336      1,306
                                                 ----------- ----------- ---------- ----------
     Total liabilities                               330,276     236,771     86,465     94,972

     Net assets available for plan benefits       29,134,323  13,526,862  2,560,740  2,360,446
                                                 ----------- ----------- ---------- ----------
                                                 $29,464,599 $13,763,633 $2,647,205 $2,455,418
                                                 =========== =========== ========== ==========

                                                   Fund "J"    Fund "K"    Fund "L"     Combined
                                                 -----------  ---------- ------------  -----------
     ASSETS
     Investments, at fair value:
         Collective Trusts:
             Short-term Investment Fund              $32,646     $15,435       $2,402  $11,385,002
         Old Republic International Corporation:
             Common shares                                 0           0            0    5,262,180
         United States Government obligations              0           0            0   10,549,652
         Corporate bonds                                   0           0            0   15,332,393
         Mutual funds                              3,738,894   1,706,886      270,096   11,065,160
                                                 -----------  ---------- ------------  -----------
                                                   3,771,540   1,722,321      272,498   53,594,387

     Contributions receivable:
         Employee                                     (1,011)      1,011       (1,505)           0
     Accrued interest and dividends receivable            84          63           13      501,482
                                                 -----------  ---------- ------------  -----------
                                                  $3,770,613  $1,723,395     $271,006  $54,095,869
                                                 ===========  ========== ============  ===========

     LIABILITIES AND NET ASSETS AVAILABLE
         FOR PLAN BENEFITS
     Unpaid withdrawal and termination benefits     $102,973     $51,805       $4,301     $877,248
     Other payables (receivables)                      1,855         887          141       33,198
                                                 -----------  ---------- ------------  -----------
     Total liabilities                               104,828      52,692        4,442      910,446

     Net assets available for plan benefits        3,665,785   1,670,703      266,564   53,185,423
                                                 -----------  ---------- ------------  -----------
                                                  $3,770,613  $1,723,395     $271,006  $54,095,869
                                                 ===========  ========== ============  ===========

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1997
                                -----------------

                                             Fund "B"    Fund "E"    Fund "F"     Fund "G"      Combined
                                          ------------  ----------  ----------  ------------  ------------
ASSETS
Investments, at fair value:
   Collective Trusts:
      Short-term Investment Fund            $1,772,382    $145,029        $176          $104    $1,917,691
   Old Republic International Corporation:
      Series "D" preferred shares                    0           0           0             0             0
      Common shares                        231,694,897           0           0             0   231,694,897
   United States Government obligations              0           0           0             0             0
   Corporate bonds                                   0           0           0             0             0
   Mutual funds                                      0           0     312,601     1,462,863     1,775,464
                                          ------------  ----------  ----------  ------------  ------------
                                           233,467,279     145,029     312,777     1,462,967   235,388,052

Contributions receivable:
   Employee                                  4,137,401           0           0             0     4,137,401
Accrued interest and dividends receivable        9,158         697           3       166,777       176,635
                                          ------------  ----------  ----------  ------------  ------------
                                          $237,613,838    $145,726    $312,780    $1,629,744  $239,702,088
                                          ============  ==========  ==========  ============  ============

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Notes payable                               $8,324,234          $0          $0            $0    $8,324,234
Advances from plan sponsor
  (non-interest bearing)                             0           0           0             0             0
Accrued interest payable                        93,307           0           0             0        93,307
Unpaid(recoverable) adminstrative
  expenses                                      37,111          32          49       167,070       204,262
                                          ------------  ----------  ----------  ------------  ------------
Total liabilities                            8,454,652          32          49       167,070     8,621,803
                                          ------------  ----------  ----------  ------------  ------------

Net assets available for plan benefits
   Allcoated to participants               205,880,385     145,694     312,731     1,462,674   207,801,484
   Not allocated to participants            23,278,801           0           0             0    23,278,801
                                          ------------  ----------  ----------  ------------  ------------
   Total net assets available
     for plan benefits                     229,159,186     145,694     312,731     1,462,674   231,080,285
                                          ------------  ----------  ----------  ------------  ------------
                                          $237,613,838    $145,726    $312,780    $1,629,744  $239,702,088
                                          ============  ========== ===========  ============  ============

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1996
                                -----------------

                                             Fund "B"    Fund "E"    Fund "F"     Fund "G"      Combined
                                          ------------  ----------  ----------  ------------  ------------
ASSETS
Investments, at fair value:
   Collective Trusts:
      Short-term Investment Fund              $173,502    $131,586         $65           $29      $305,182
   Old Republic International Corporation:
      Series "D" preferred shares          174,280,974           0           0             0   174,280,974
      Common shares                            924,881           0           0             0       924,881
   United States Government obligations              0           0           0             0             0
   Corporate bonds                                   0           0           0             0             0
   Mutual funds                                      0           0     127,619     1,102,568     1,230,187
                                          ------------  ----------  ----------  ------------  ------------
                                           175,379,357     131,586     127,684     1,102,597   176,741,224

Contributions receivable:
   Employee                                  3,739,210           0           0             0     3,739,210
Accrued interest and dividends receivable          412         601           0             8         1,021
                                          ------------  ----------  ----------  ------------  ------------
                                          $179,118,979    $132,187    $127,684    $1,102,605  $180,481,455
                                          ============  ==========  ==========  ============  ============

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Notes payable                              $11,109,234          $0          $0            $0   $11,109,234
Advances from plan sponsor
  (non-interest bearing)                       738,895           0           0             0       738,895
Accrued interest payable                       119,921           0           0             0       119,921
Unpaid(recoverable) adminstrative
  expenses                                     (54,551)         70          86           645       (53,750)
                                          ------------  ----------  ----------  ------------  ------------
Total liabilities                           11,913,499          70          86           645    11,914,300
                                          ------------  ----------  ----------  ------------  ------------

Net assets available for plan benefits
   Allcoated to participants               147,044,148     132,117     127,598     1,101,960   148,405,823
   Not allocated to participants            20,161,332           0           0             0    20,161,332
                                          ------------  ----------  ----------  ------------  ------------
   Total net assets available
     for plan benefits                     167,205,480     132,117     127,598     1,101,960   168,567,155
                                          ------------  ----------  ----------  ------------  ------------
                                          $179,118,979    $132,187    $127,684    $1,102,605  $180,481,455
                                          ============  ========== ===========  ============  ============

   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                      for the year ended December 31, 1997
                                ----------------

                                            Fund "A"      Fund "O"     Fund "H"   Fund "I"
                                          ------------  ------------  ---------- ----------
Additions:
  Employee contributions                    $3,657,894    $1,980,080    $780,132   $733,592
  Interfund transfers                       (2,510,984)     (724,631)    630,041    348,584
  Interest income                            1,796,980       520,925       2,443      2,250
  Dividend income                                    0       105,441      42,959    240,474
  Net appreciation (depreciation) in
     fair value of investments                  66,454     2,109,693     980,557    872,775
                                          ------------  ------------  ---------- ----------
                                             3,010,344     3,991,508   2,436,132  2,197,675
                                          ------------  ------------  ---------- ----------

Deductions:
  Termination and withdrawal benefits        3,421,885     1,285,343     247,043    261,896
  Administrative expenses                        6,270         3,150         706        644
                                          ------------  ------------  ---------- ----------
                                             3,428,155     1,288,493     247,749    262,540
                                          ------------  ------------  ---------- ----------

NET ADDITIONS (DEDUCTIONS)                    (417,811)    2,703,015   2,188,383  1,935,135

  Net assets available for plan benefits,
    beginning of year                       29,134,323    13,526,862   2,560,740  2,360,446
                                          ------------  ------------  ---------- ----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                    $28,716,512   $16,229,877  $4,749,123 $4,295,581
                                          ============  ============  ========== ==========

                                           Fund "J"    Fund "K"     Fund "L"     Fund "M"    Combined
                                          ---------- -----------  -----------  ----------- -----------
Additions:
  Employee contributions                  $1,245,208    $581,012      $75,417     $579,518  $9,632,853
  Interfund transfers                      1,039,816     465,343       (1,249)     753,080           0
  Interest income                              3,228       2,149          281        1,973   2,330,229
  Dividend income                            135,249           0       21,848       19,365     565,336
  Net appreciation (depreciation) in
     fair value of investments             1,345,760    (167,596)      (1,502)     209,100   5,415,241
                                          ---------- -----------  -----------  ----------- -----------
                                           3,769,261     880,908       94,795    1,563,036  17,943,659
                                          ---------- -----------  -----------  ----------- -----------

Deductions:
  Termination and withdrawal benefits        289,843     195,887       45,593       34,579   5,782,069
  Administrative expenses                      1,013         453           61           95      12,392
                                          ---------- -----------  -----------  ----------- -----------
                                             290,856     196,340       45,654       34,674   5,794,461
                                          ---------- -----------  -----------  ----------- -----------

NET ADDITIONS (DEDUCTIONS)                 3,478,405     684,568       49,141    1,528,362  12,149,198

  Net assets available for plan benefits,
    beginning of year                      3,665,785   1,670,703      266,564            0  53,185,423
                                          ---------- -----------  -----------  ----------- -----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                   $7,144,190  $2,355,271     $315,705   $1,528,362 $65,334,621
                                          ========== ===========  ===========  =========== ===========

   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                      for the year ended December 31, 1996
                                ----------------

                                             Fund "A"      Fund "O"   Fund "H"   Fund "I"
                                           ------------  ----------- ---------- ----------
Additions:
  Employee contributions                     $4,245,128   $1,985,824   $641,920   $679,165
  Interfund transfers                        (2,006,271)     247,603    538,703    281,396
  Interest income                             1,849,624      339,700      1,464      1,546
  Dividend income                                     0      100,144     26,197     31,415
  Net appreciation (depreciation) in
    fair value of investments                  (483,970)     785,064    304,813    329,850
                                           ------------  ----------- ---------- ----------
                                              3,604,511    3,458,335  1,513,097  1,323,372
                                           ------------  ----------- ---------- ----------

Deductions:
  Termination and withdrawal benefits         4,105,814    1,525,730    223,148    296,450
  Administrative expenses                        19,439        8,235      1,337      1,306
                                           ------------  ----------- ---------- ----------
                                              4,125,253    1,533,965    224,485    297,756
                                           ------------  ----------- ---------- ----------

NET ADDITIONS (DEDUCTIONS)                     (520,742)   1,924,370  1,288,612  1,025,616

   Net assets available for plan benefits,
     beginning of year                       29,655,065   11,602,492  1,272,128  1,334,830
                                           ------------  ----------- ---------- ----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                     $29,134,323  $13,526,862 $2,560,740 $2,360,446
                                           ============  =========== ========== ==========

                                             Fund "J"   Fund "K"    Fund "L"     Combined
                                            ---------- ---------- ------------  ----------
Additions:
  Employee contributions                     $848,190   $419,300      $71,305   $8,890,832
  Interfund transfers                         643,707    221,170       73,692            0
  Interest income                               1,782        849        1,183    2,196,148
  Dividend income                              87,011     21,445       12,402      278,614
  Net appreciation (depreciation) in
    fair value of investments                 566,444    181,190       (2,002)   1,681,389
                                           ---------- ---------- ------------  -----------
                                            2,147,134    843,954      156,580   13,046,983
                                           ---------- ---------- ------------  -----------

Deductions:
  Termination and withdrawal benefits         281,883    162,247       28,744    6,624,016
  Administrative expenses                       1,854        887          141       33,199
                                           ---------- ---------- ------------  -----------
                                              283,737    163,134       28,885    6,657,215
                                           ---------- ---------- ------------  -----------

NET ADDITIONS (DEDUCTIONS)                  1,863,397    680,820      127,695    6,389,768

   Net assets available for plan benefits,
     beginning of year                      1,802,388    989,883      138,869   46,795,655
                                           ---------- ---------- ------------  -----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                    $3,665,785 $1,670,703     $266,564  $53,185,423
                                           ========== ========== ============  ===========


   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                      for the year ended December 31, 1997
                                ----------------

                                             Fund "B"    Fund "E"  Fund "F"    Fund "G"      Combined
                                          -------------  -------- ---------- ------------  ------------
Additions:
  Employer contributions                     $4,139,625        $0        $0            $0    $4,139,625
  Interfund transfers                          (610,225)   27,580   184,470       398,175             0
  Interest income                                77,996     7,975       605         1,426        88,002
  Dividend income                             4,386,491         0    17,559       166,770     4,570,820
  Net appreciation (depreciation) in
    fair value of investments                66,322,478         0      (452)      (40,809)   66,281,217
                                          -------------  -------- ---------  ------------  ------------
                                             74,316,365    35,555   202,182       525,562    75,079,664
                                          -------------  -------- ---------  ------------  ------------

Deductions:
  Termination and withdrawal benefits        11,525,291    21,946    17,001       164,548    11,728,786
  Interest expense                              609,277         0         0             0       609,277
  Administrative expenses                       228,091        32        48           300       228,471
                                          -------------  -------- ---------  ------------  ------------
                                             12,362,659    21,978    17,049       164,848    12,566,534
                                          -------------  -------- ---------  ------------  ------------

NET ADDITIONS (DEDUCTIONS)                   61,953,706    13,577   185,133       360,714    62,513,130

  Net assets available for plan benefits,
    beginning of year                       167,205,480   132,117   127,598     1,101,960   168,567,155
                                          -------------  -------- ---------  ------------  ------------
  NET ASSETS AVAILABLE FOR PLAN
    BENEFITS, END OF YEAR                  $229,159,186  $145,694  $312,731    $1,462,674  $231,080,285
                                          =============  ======== =========  ============  ============


   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                      for the year ended December 31, 1997
                                ----------------

                                             Fund "B"    Fund "E"  Fund "F"    Fund "G"      Combined
                                          -------------  -------- ---------- -----------   ------------
Additions:
  Employer contributions                     $3,755,042        $0        $0           $0   $3,755,042
  Interfund transfers                          (475,253)   92,460    43,870      338,923            0
  Interest income                                45,974     5,490     7,243          427       59,134
  Dividend income                             2,946,154         0         0        8,172    2,954,326
  Net appreciation (depreciation) in
    fair value of investments                19,219,562         0    (1,146)     131,400   19,349,816
                                          -------------  -------- ---------  ----------- ------------
                                             25,491,479    97,950    49,967      478,922   26,118,318
                                          -------------  -------- ---------  ----------- ------------

Deductions:
  Termination and withdrawal benefits        14,446,481     2,608    25,798       97,883   14,572,770
  Interest expense                              777,063         0         0            0      777,063
  Administrative expenses                       153,376        70        85          645      154,176
                                          -------------  -------- ---------  ----------- ------------
                                             15,376,920     2,678    25,883       98,528   15,504,009
                                          -------------  -------- ---------  ----------- ------------

NET ADDITIONS (DEDUCTIONS)                   10,114,559    95,272    24,084      380,394   10,614,309

  Net assets available for plan benefits,
    beginning of year                       157,090,921    36,845   103,514      721,566  157,952,846
                                          -------------  -------- ---------  ----------- ------------

  NET ASSETS AVAILABLE FOR PLAN
    BENEFITS, END OF YEAR                  $167,205,480  $132,117  $127,598   $1,101,960 $168,567,155
                                          =============  ======== =========  =========== ============


                           SUPPLEMENTAL SCHEDULES

 OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
 ASSETS AND LIABILITIES
 AT DECEMBER 31, 1996 and 1997

-----------------------------------------------------------------------------------------------------------------------------------
31.  Current  value of plan assets and  liabilities  at the beginning and end of the plan  year.  Combine  the  value of plan  assets  held in more than one trust.  Allocate  the value of the plan's  interest  in a  comingled  trust containing the assets of more than one plan on a line-by-line  basis unless
     the  trust  meets  one  of  the  specific   exceptions   described  in  the
     instructions.  Do not  enter  the  value of that  portion  of an  insurance contract that  guarantees,  during this plan year,  to pay specific  dollar benefit at a future  date.  ROUND OFF  AMOUNTS TO THE NEAREST  DOLLAR;  ANY
     OTHER  AMOUNTS  ARE  SUBJECT  TO  REJECTION.  Plans  with no  assets at the beginning and the end of the plan year, enter -0- on line 31f.
-----------------------------------------------------------------------------------------------------------------------------------

                ASSETS                                                           |      | (a)Beginning of Year | (b)End of Year
 a     Total noninterest-bearing cash                                            |a     |                   0  |             0
 b     Receivables: (1) Employer contributions                                   |b(1)  |           3,739,210  |      4,137,401
        (2)  Participant contributions                                           |(2)   |                   0  |              0
        (3)  Income                                                              |(3)   |             502,503  |        950,345
        (4)  Other                                                               |(4)   |                   0  |              0
        (5)  Less allowance for doubtful accounts                                |(5)   |                   0  |              0
        (6)  Total. Add lines 31b(1) through 31b(4) and subtract line 31b(5)  >  |(6)   |           4,241,713  |      5,087,746
 c     General investments: (1) Interest-bearing cash                            |      |                   0  |              0
             (including money market funds)                                      |c(1)  |                   0  |              0
        (2)  Certificates of deposit                                             |(2)   |                   0  |              0
        (3)  U.S. Government securities                                          |(3)   |          10,549,652  |      7,833,076
        (4)  Corporate debt instruments: (A) Preferred                           |(4)(A)|          15,332,393  |     19,199,137
             (B)   All other                                                     |(4)(B)|                   0  |              0
        (5)  Corporate stocks: (A) Preferred                                     |(5)(A)|                   0  |              0
             (B)   Common                                                        |(5)(B)|                   0  |              0
        (6)  Partnership/joint venture interests                                 |(6)   |                   0  |              0
        (7)  Real estate: (A) Income-producing                                   |(7)(A)|                   0  |              0
             (B)   Nonincome-producing                                           |(7)(B)|                   0  |              0
        (8)  Loans (other than to participants) secured by mortgages:            |      |                      |
             (A) Residential                                                     |(8)(A)|                   0  |              0
             (B)   Commercial                                                    |(8)(B)|                   0  |              0
        (9)  Loans to participants: (A) Mortgages                                |(9)(A)|                   0  |              0
             (B)   Other                                                         |(9)(B)|                   0  |              0
       (10)  Other loans                                                         |(10)  |                   0  |              0
       (11)  Value of interest in common/collective trusts                       |(11)  |          11,690,184  |     11,867,476
       (12)  Value of interest in pooled separate accounts                       |(12)  |                   0  |              0
       (13)  Value of interest in master trusts                                  |(13)  |                   0  |              0
       (14)  Value of interest in 103-12 investment entities                     |(14)  |                   0  |              0
       (15)  Value of interest in registered investment companies                |(15)  |                   0  |              0
       (16)  Value of funds held in insurance company general account            |      |                      |
             (unallocated contracts)                                             |(16)  |                   0  |              0
       (17)  Other MUTUAL FUNDS                                                  |(17)  |          12,295,347  |     22,343,898
       (18)  Total. Add lines 31c(1) through 31c(17)                          >  |(18)  |          49,867,576  |     61,243,587
 d     Employer-related investments: (1) Employer securities                     |d(1)  |         180,468,035  |    239,010,310
        (2)  Employer real property                                              |(2)   |                   0  |              0
 e     Buildings and other property used in plan operation                       |e     |                   0  |              0
 f     TOTAL assets. Add lines 31a, 31b(6), 31c(18), 31d(1), 31d(2), and 31e  >  |f     |         234,577,324  |    305,341,643
                                                                                 |      |                      |
                                 LIABILITIES                                     |      |                      |
 g     Benefit claims payable                                                    |g     |             877,248  |        139,847
 h     Operating payables                                                        |h     |             838,264  |        462,656
 i     Acquisition indebtedness                                                  |i     |          11,109,234  |      8,324,234
 j     Other liabilities                                                         |j     |                   0  |              0
 k     TOTAL liabilities. Add lines 31g through 31j                           >  |k     |          12,824,746  |      8,926,737
                                                                                 |      |                      |
                                NET ASSETS                                       |      |                      |
 l     Subtract line 31k from line 31f.                                       >  |l     |         221,752,578  |    296,414,906


 OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
 INCOME, EXPENSES, AND CHANGES IN NET ASSETS
 FOR THE YEAR ENDED DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------------------
32.  Plan income, expenses, and changes in net assets for the plan year. Include all income and expenses of the plan,  including  any trust(s) or seperately maintained fund(s), and any  payments/receipts  to/from insurance carriers.
     ROUND OFF AMOUNTS TO THE NEAREST  DOLLAR;  ANY OTHER AMOUNTS ARE SUBJECT TO
     REJECTION.
-----------------------------------------------------------------------------------------------------------------------------------

                                 INCOME                                          |       |      (a) Amount     |    (b) Total
 a     Contributions:                                                            |       |                     |
        (1)  Received or receivable from:                                        |       |                     |
             (A) Employers                                                       |a(1)(A)|           4,139,625 |
             (B) Participants                                                    |(B)    |           9,632,853 |
             (C) Others                                                          |(C)    |                   0 |
        (2)  Noncash contributions                                               |(2)    |                   0 |
        (3)  Total contributions. Add lines 32a(1)(A),(B),(C) and line 32a(2). > |(3)    |                     |      13,772,478
 b     Earnings on investments:                                                  |       |                     |
        (1)  Interest:                                                           |       |                     |
             (A) Interest-bearing cash (including money market funds)            |b(1)(A)|             676,984 |
             (B) Certificates of deposit                                         |(B)    |                   0 |
             (C) U.S. Government securities                                      |(C)    |             630,211 |
             (D) Corporate debt instruments                                      |(D)    |           1,111,036 |
             (E) Mortgage loans                                                  |(E)    |                   0 |
             (F) Other loans                                                     |(F)    |                   0 |
             (G) Other interest                                                  |(G)    |                   0 |
             (H) Total interest. Add lines 32b(1)(A) through (G)              >  |(H)    |                     |       2,418,231
        (2)  Dividends: (A) Preferred stock                                      |b(2)(A)|           2,706,055 |
             (B) Common stock                                                    |(B)    |           2,430,101 |
             (C) Total dividends. Add lines 32b(2)(A) and (B).                >  |(C)    |                     |       5,136,156
        (3)  Rents                                                               |(3)    |                     |
        (4)  Net gain (loss) on sale of assets: (A) Aggregate proceeds           |(4)(A) |          19,202,382 |
             (B) Aggregate carrying amount (see instructions)                    |(B)    |          10,172,104 |
             (C) Subtract (B) from (A) and enter result                          |(C)    |                     |       9,030,278
        (5)  Unrealized appreciation (depreciation) of assets                    |(5)    |                     |      62,666,180
        (6)  Net investment gain (loss) from common/collective trusts            |(6)    |                     |               0
        (7)  Net investment gain (loss) from pooled separate accounts            |(7)    |                     |               0
        (8)  Net investment gain (loss) from master trusts                       |(8)    |                     |               0
        (9)  Net investment gain (loss) from 103-12 investment entities          |(9)    |                     |               0
       (10)  Net investment gain (loss) from registered investment companies     |(10)   |                     |               0
 c     Other income                                                              |c      |                     |               0
 d     Total income. Add all amounts in column (b) and enter total.           >  |d      |                     |      93,023,323
                              EXPENSES                                           |       |                     |
 e     Benefit payment and payments to provide benefits:                         |       |                     |
        (1)  Directly to participants or beneficiaries                           |e(1)   |          17,510,855 |
        (2)  To insurance carriers for the provision of benefits                 |(2)    |                   0 |
        (3)  Other                                                               |(3)    |                   0 |
        (4)  Total payments. Add lines 32e(1) through 32e(3)                  >  |(4)    |                     |      17,510,855
 f     Interest expense                                                          |f      |                     |         609,277
 g     Administrative expenses: (1) Salaries and allowances                      |g(1)   |                   0 |
        (2)  Accounting fees                                                     |(2)    |              57,343 |
        (3)  Actuarial fees                                                      |(3)    |                   0 |
        (4)  Contract administrator fees                                         |(4)    |                   0 |
        (5)  Investment advisory and management fees                             |(5)    |             162,568 |
        (6)  Legal fees                                                          |(6)    |              18,452 |
        (7)  Valuation/appraisal fees                                            |(7)    |               2,500 |
        (8)  Trustees fees/expenses (including travel, seminars, meetings, etc.) |(8)    |                   0 |
        (9)  Other                                                               |(9)    |                   0 |
       (10)  Total administrative fees. Add lines 32g(1) through 32g(9).         |(10)   |                     |         240,863
 h     Total expenses. Add lines 32e(4), 32f, and 32g(10).                    >  |h      |                     |      18,360,995
 i     Net income (loss). Subtract line 32h from line 32d.                    >  |i      |                     |      74,662,328
 j     Transfers to (from) the plan (see instructions)                           |j      |                     |               0
 k     Net assets at beginning of year (line 31l, column (a)).                   |k      |                     |     221,752,578
 l     Net assets at end of year (line 31l, column (b)).                      >  |l      |                     |     296,414,906


    OLD REPUBLIC INTERNATIONAL CORPORATION                          SCHEDULE I
       EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                     PAGE 1 of 2
    FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
    ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
    DECEMBER 31, 1997
    ---------------------------------------------------------------------------

                                                                             (c)
                                                    DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                    RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                    --------------------------------------------------------------------------------

                          (b)                                                                SHARES, PAR,                   (e)
     IDENTITY OF ISSUE, BORROWER,                    MATURITY      RATE OF                   OR MATURITY       (d)        CURRENT
(a)  LESSOR, OR SIMILAR PARTY                          DATE       INTEREST     COLLATERAL       VALUE          COST        VALUE
---  ------------------------------------------     ----------    ---------    ----------    ------------   ----------- ------------
     COLLECTIVE TRUSTS:
      SHORT-TERM INVESTMENT FUND                           N/A     VARIABLE           N/A    11,867,476sh   $11,867,476  $11,867,476
                                                                                             ==========     ---- ------- -----------

     EMPLOYER SECURITIES:
      OLD REPUBLIC INTERNATIONAL CORP.:
       COMMON STOCK                                        N/A          N/A            N/A    6,427,168sh   $38,332,010 $239,010,310
                                                                                             ==========     ----------- ------------


     UNITED STATES GOVERNMENT OBLIGATIONS:
      FEDERAL FARM CREDIT BUREAU                    10/01/2002       6.100%            N/A     $500,000par     $500,000     $503,595
      FEDERAL HOME LOAN MORTGAGE CORP.              09/19/2001       7.900%            N/A      500,000par      566,719      532,500
      FEDERAL NATIONAL MORTGAGE CORP.               02/11/2002       7.500%            N/A      325,000par      357,594      343,129
      INTER AMERICAN DEVELOPMENT BANK               05/01/2001       8.500%            N/A      500,000par      532,130      535,300
      USA TREASURY NOTE                               08/15/98       5.875%            N/A      600,000par      598,313      600,846
      USA TREASURY NOTE                               02/28/99       5.500%            N/A      500,000par      502,969      499,220
      USA TREASURY NOTE                             08/31/2000       6.250%            N/A      600,000par      603,563      608,064
      USA TREASURY NOTE                             08/15/2005       6.500%            N/A      500,000par      511,016      521,250
      USA TREASURY; SERIES B                        08/15/2003       5.750%            N/A      500,000par      486,875      500,310
      USA TREASURY; SERIES C                        08/15/2004       7.250%            N/A      500,000par      534,766      540,390
      USA TREASURY; SERIES D                        11/15/2001       7.500%            N/A      500,000par      522,109      530,080
      USA TREASURY; SERIES G                          07/15/98       8.250%            N/A      500,000par      517,188      507,030
      USA TREASURY; SERIES G                          08/15/99       6.375%            N/A      600,000par      605,250      606,282
      USA TREASURY; SERIES H                          10/15/98       7.125%            N/A      500,000par      527,500      505,705
      USA TREASURY; SERIES M                          04/30/98       5.125%            N/A      500,000par      498,672      499,375
                                                                                             ----------     ----------- ------------
                                                                                             $7,625,000par   $7,864,662   $7,833,076
                                                                                             ==========     ----------- ------------

     MUTUAL FUNDS:
      MFO OAKMARK FUND,HARRIS ASSOC.INVEST.TR.             N/A          N/A             N/A       4,664sh       $84,649     $188,480
      MFO OAKMARK INTERNATIONAL FUND                       N/A          N/A             N/A      11,682sh       152,092      149,886
      MFO OAKMARK FUND, HARRIS ASSOC.INVEST.TR.            N/A          N/A             N/A     117,437sh     3,645,485    4,745,614
      MFO FIDELITY FUND                                    N/A          N/A             N/A     136,665sh     3,218,745    4,073,981
      MFO VANGUARD/WINDSOR II                              N/A          N/A             N/A     233,253sh     5,152,695    6,675,703
      MFO T. ROWE PRICE INTERNATIONAL FUNDS                N/A          N/A             N/A     215,014sh     2,847,946    2,885,485
      MFB BENCHMARK SHORT-INTERMEDIATE BONDS               N/A          N/A             N/A      17,011sh       345,958      346,342
      MFO VANGUARD INDEX TRUST - 500 PORTFOLIO             N/A          N/A             N/A      16,686sh     1,303,972    1,502,943
      MFB BENCHMARK SHORT-INTERMEDIATE BONDS               N/A          N/A             N/A      15,354sh       311,895      312,601
      MFO FIDELITY TREND FUND                              N/A          N/A             N/A      27,040sh     1,464,440    1,462,863
                                                                                             -----------    ----------- ------------
                                                                                                 794,806sh  $18,527,876  $22,343,898
                                                                                             ===========    ----------- ------------


    OLD REPUBLIC INTERNATIONAL CORPORATION                          SCHEDULE I
       EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN                     PAGE 2 of 2
    FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
    ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
    DECEMBER 31, 1997
    ---------------------------------------------------------------------------

                                                                             (c)
                                                    DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                    RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                    --------------------------------------------------------------------------------

                          (b)                                                                SHARES, PAR,                   (e)
     IDENTITY OF ISSUE, BORROWER,                    MATURITY      RATE OF                   OR MATURITY       (d)        CURRENT
(a)  LESSOR, OR SIMILAR PARTY                          DATE       INTEREST     COLLATERAL       VALUE          COST        VALUE
---  ------------------------------------------     ----------    ---------    ----------    ------------   ----------- ------------
     CORPORATE BONDS:
      ALABAMA POWER CO.                               08/01/99       6.375%           N/A     $250,000par      $254,985     $250,850
      AMOCO CANADA PETROLEUM CO.                    12/01/2002       7.250%           N/A      250,000par       261,193      261,870
      ARCHER DANIELS MIDLAND CO.                    05/15/2003       6.250%           N/A      250,000par       253,478      250,445
      ASSOCIATES CORP. NORTH AMERICA                01/15/2001       5.600%           N/A      250,000par       241,663      246,110
      BAKER HUGHERS INC.                              02/15/99       7.625%           N/A      250,000par       255,283      253,973
      BELLSOUTH TELECOMMUNICATIONS, INC.              02/15/99       7.625%           N/A      250,000par       262,835      252,253
      BP AMERICA, INC.                              04/15/2001       8.500%           N/A      250,000par       268,248      267,930
      CAROLINA POWER & LIGHT CO.                    02/01/2000       6.125%           N/A      250,000par       253,063      250,215
      CHASE MANHATTAN CORP.                         02/15/2001       5.500%           N/A      250,000par       240,760      245,028
      CHESAPEAKE & POTOMAC TELE. CO. MD             05/01/2003       6.000%           N/A      250,000par       249,068      247,868
      CINCINNATI  GAS & ELECTRIC CO.                  02/15/99       5.800%           N/A      250,000par       249,835      249,373
      CIT GROUP HOLDINGS INC.,                      08/01/2002       6.375%           N/A      250,000par       250,420      250,600
      CLOROX CO.                                    07/15/2001       8.800%           N/A      200,000par       217,288      216,414
      COCA COLA CO.                                   09/15/98       7.875%           N/A      250,000par       249,230      253,078
      CSX TRANSIT INC.                              03/15/2001       6.070%           N/A      250,000par       244,743      249,593
      DAYTON HUDSON CORP.                             03/01/99       7.500%           N/A      250,000par       260,233      253,640
      DEERE JOHN CAPITAL CORP.                      10/18/2000       6.230%           N/A      250,000par       247,250      251,318
      DELUXE CORP.                                  02/15/2001       8.550%           N/A      125,000par       132,893      133,004
      DILLARD DEPT. STORES, INC.                      06/15/99       7.375%           N/A      215,000par       225,266      218,945
      DOW JONES & CO., INC.                         12/01/2000       5.750%           N/A      271,000par       264,445      268,851
      DUPONT, E.I. DE NEMOURS & CO.                 12/01/2001       6.000%           N/A      250,000par       244,063      248,750
      EMPIRE DIST. ELECTRIC CO.                     07/01/2002       7.500%           N/A      300,000par       315,600      315,411
      EXXON CAPITAL CORP.                           12/15/2001       7.450%           N/A      253,000par       261,223      265,038
      FORTUNE BRANDS, INC.                            05/15/99       7.500%           N/A      250,000par       263,000      254,395
      GANNETT, INC.                                   03/01/98       5.250%           N/A      250,000par       247,338      249,698
      GTE NORTHWEST                                   02/15/99       6.125%           N/A      250,000par       252,560      250,308
      HALLIBURTON CO.                               08/05/2002       6.300%           N/A      250,000par       251,460      251,423
      HEINZ, H . J . CO.                              10/15/99       6.750%           N/A      250,000par       254,253      252,840
      HERTZ CORP.                                   04/01/2000       6.500%           N/A      275,000par       274,062      276,559
      HONEYWELL INC.                                04/15/2001       6.600%           N/A      250,000par       249,553      252,938
      HOUSTON LIGHTING & POWER CO.                  03/01/2000       6.100%           N/A      150,000par       150,422      150,197
      ICI WILMINGTON, INC.                          11/15/2000       9.500%           N/A      250,000par       287,353      270,625
      INGERSOL RAND CO.                             07/28/2000       6.600%           N/A      250,000par       250,195      252,678
      INTERNATIONAL PAPER CO.                       03/15/2000       9.700%           N/A      250,000par       282,083      267,208
      KIMBERLY-CLARK CORP.                          05/01/2001       8.625%           N/A      250,000par       267,153      268,190
      LILLY, ELI                                      11/15/99       6.750%           N/A      250,000par       255,275      253,098
      LOUISVILLE GAS & ELECTRIC CO.                   06/01/98       6.750%           N/A      250,000par       237,960      250,098
      LUCENT TECHNOLOGIES, INC.                     07/15/2001       6.900%           N/A      250,000par       252,363      256,470
      MONONGAHELA POWER                             04/01/2000       5.625%           N/A      250,000par       247,223      247,380
      MONSANTO CORP.                                07/01/2000       6.000%           N/A      250,000par       246,253      248,893
      MORGAN, J.P. & CO.                              11/15/98       7.625%           N/A      250,000par       272,280      253,260
      MOUNTAIN STATES TELEPHONE & TELEGRAPH CO.     05/01/2000       9.500%           N/A      250,000par       284,113      268,380
      NATIONSBANK CORP.                             09/15/2001       7.000%           N/A      250,000par       252,793      255,820
      NEW ENGLAND TELEPHONE & TELEGRAPH CO.         03/15/2003       6.250%           N/A      250,000par       253,360      250,648
      NORDSTROM, INC.                                 02/15/98       8.875%           N/A      250,000par       265,505      250,780
      NORFOLK & SOUTHERN RAILWAY CO.                  08/01/99       6.500%           N/A      500,000par       501,670      503,165
      NORWEST FINANCIAL, INC.                         04/15/98       5.500%           N/A      250,000par       248,155      249,805
      OHIO BELL TELEPHONE CO.                       05/01/2000       5.750%           N/A      150,000par       151,839      149,075
      PACIFIC GAS & ELECTRIC CO.                    03/01/2002       7.875%           N/A      250,000par       266,375      265,730
      PACIFIC TELEPHONE & TELEGRAPH CO.             05/01/2000       4.625%           N/A      500,000par       437,855      485,200
      PENNEY, J. C., INC.                             11/15/98       5.375%           N/A      250,000par       247,580      248,728
      PEPSICO, INC.                                   10/01/98       7.750%           N/A      250,000par       262,885      253,230
      POTOMOC EDISON CO.                            03/01/2000       5.875%           N/A      250,000par       249,643      249,450
      PRIVATE EXPORT FUNDING CORP.                  01/31/2002       7.300%           N/A      500,000par       550,215      524,845
      PROCTOR & GAMBLE CO.                          08/01/2001       8.700%           N/A      250,000par       268,380      269,533
      PUBLIC SERVICE CO. of COLORADO                01/01/2000       6.000%           N/A      250,000par       245,090      248,335
      PUBLIC SERVICE ELECTRIC & GAS CO.               07/01/99       8.750%           N/A      250,000par       261,055      259,038
      ROCKWELL INTERNATIONAL CORP.                  02/15/2001       8.375%           N/A      250,000par       288,465      265,513
      SHELL OIL CO.                                   12/15/98       6.950%           N/A      250,000par       258,458      252,328
      SOUTHERN BELL TELEPHONE & TELEGRAPH CO.       09/01/2000       4.750%           N/A      500,000par       438,010      484,290
      SOUTHERN CALIFORNIA EDISON CO.                  04/15/99       7.500%           N/A      500,000par       519,675      508,335
      TAMPA ELECTRIC CO.                            05/01/2000       5.750%           N/A      250,000par       250,780      248,190
      TEXACO CAPITAL, INC.                            07/15/99       6.875%           N/A      500,000par       499,030      505,165
      UNION ELECTRIC CO.                              10/15/99       6.750%           N/A      250,000par       251,683      252,390
      UNION PACIFIC RAILROAD CO.                      01/15/98       6.440%           N/A      200,000par       202,192      200,006
      UPJOHN CO.                                    04/15/2000       5.875%           N/A      250,000par       252,893      249,065
      WARNER LAMBERT                                  09/01/98       8.000%           N/A      250,000par       270,373      253,188
      WEST PENNSYLVANIA POWER CO.                     06/01/98       5.500%           N/A      250,000par       249,318      249,653
      WILLAMETTE INDUSTRIES, INC.                   08/15/2000       9.625%           N/A      250,000par       271,128      270,460
      WMX TECHNOLOGIES, INC.                        06/15/2001       7.125%           N/A      250,000par       253,235      254,268
      XEROX CORP.                                   03/15/2000       9.750%           N/A      250,000par       283,633      267,723
                                                                                           -----------      ----------- ------------
                                                                                           $18,889,000par   $19,279,225  $19,199,137
                                                                                           ===========      ----------- ------------
PLAN TOTAL                                                                                                  $95,871,249 $300,253,897
                                                                                                            =========== ============

OLD REPUBLIC INTERNATIONAL CORPORATION                              SCHEDULE II
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES-
   INVESTMENT ASSETS BOTH ACQUIRED AND SOLD IN 1997
DECEMBER 31, 1997
-------------------------------------------------------------------------------

                                                                             (b)
                                                    DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                    RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                    --------------------------------------------------------------------------------

             (a)                                                                            PAR            (c)             (d)
IDENTITY OF ISSUE, BORROWER,                    MATURITY      RATE OF                   OR MATURITY      COST OF      PROCEEDS OF
LESSOR, OR SIMILAR PARTY                          DATE       INTEREST     COLLATERAL       VALUE       ACQUISITIONS   DISPOSITIONS
------------------------------------------     ----------    ---------    ----------    ------------   ------------   ------------

CORPORATE BONDS:
 TEXAS INSRUMENTS, INC.                          10/16/97        9.00%           N/A        $250,000       $268,255       $272,095


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                      for the year ended December 31, 1997

                                  ------------


                                          Dividend/                         Face Value
                                          Interest               Date of        of       Amount of                  Net Gain
Identity of Party or Investment Involved    Rate     Maturity  Transaction  Investment  Transaction     Cost        or (Loss)
----------------------------------------  ---------  --------  -----------  ----------  -----------     ----        ---------
Purchases of Investments
------------------------
  Collective Trust-Short-Term               N/A         N/A      VARIOUS   $54,293,084  $ 54,293,084  $54,293,084      -0-
   Investment Fund

Sales of Investments
--------------------
  Collective Trust-Short-Term               N/A         N/A      VARIOUS   $53,943,502  $ 53,943,502  $53,943,502      -0-
   Investment Fund

  Old Republic International
   Corporation Common Stock
   (319,300 shares)                                     N/A      VARIOUS       N/A      $  9,833,437  $ 1,889,433  $ 7,944,004

Conversion of Securities
------------------------
Old Republic International Corporation
Series D Preferred Stock (32,575,883 shares)
were converted into Old Republic International
Corporation Common Stock (6,515,176 shares)             N/A      VARIOUS       N/A      $230,231,939  $38,579,248  $  (C)


Notes:
(A) This schedule lists all transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.
(B) The cost and the current value of asset for purchases of investments are not presented as they are the same.
(C) No gain was recognized on the conversion of the Series D preferred stock into common stock as the cost of such preferred stock was assigned to the converted common stock. Gain or loss will be recognized upon the sale of common stock to outside parties.