Form 10-Q
period 1998-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-05-13
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
    [ ] Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                No. 36-2678171
--------------------------------       ----------------------------------------
(State or other jurisdiction of           (IRS  Employer Identification No.)
 incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois                    60601
-------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:  312-346-8100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                    Shares Outstanding
               Class                                  March 31, 1998
    --------------------------                 ---------------------------
    Common Stock / $1 par value                        138,107,506 *


* Excludes 6,182,879 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.






                  There are 11 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 1998

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

                                                                      PAGE NO.
                                                                      --------

PART  I FINANCIAL  INFORMATION:

         CONSOLIDATED  SUMMARY  BALANCE  SHEETS                          3

         CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                   4

         CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME             5

         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                       6

         NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS         7

         MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
            RESULTS  OF  OPERATIONS                                    8 & 9

PART II  OTHER  INFORMATION                                           10 & 11

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,       December 31,
                                                                                                       1998             1997
                                                                                                 ----------------  ----------------
                Assets

Investments:    Held to maturity:
                  Fixed maturity securities (at amortized cost) (fair value: $2,358.4
                     and $2,306.1)                                                                       $2,304.2          $2,249.7
                  Other long-term investments (at cost)                                                      24.8              15.4
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,329.1           2,265.1
                                                                                                 ----------------  ----------------
                Available for sale:
                  Fixed maturity securities (at fair value) (cost: $1,973.4 and $1,954.5)                 2,027.4           2,009.9
                  Equity securities (at fair value) (cost: $89.3 and $60.9)                                 140.4             117.1
                  Short-term investments (at fair value which approximates cost)                            286.8             328.0
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,454.7           2,455.2
                                                                                                 ----------------  ----------------
                      Total investments                                                                   4,783.8           4,720.4
                                                                                                 ----------------  ----------------

Other Assets:   Cash                                                                                         22.6              26.9
                Accrued investment income                                                                    72.9              72.5
                Accounts and notes receivable                                                               307.2             320.0
                Reinsurance balances and funds held                                                          86.5              88.5
                Reinsurance recoverable: Paid losses                                                         24.3              27.2
                                         Policy and claim reserves                                        1,312.2           1,333.5
                Deferred policy acquisition costs                                                           126.3             126.2
                Sundry assets                                                                               213.5             207.9
                                                                                                 ----------------  ----------------
                                                                                                          2,165.9           2,203.0
                                                                                                 ----------------  ----------------
                      Total Assets                                                                       $6,949.8          $6,923.4
                                                                                                 ================  ================

-----------------------------------------------------------------------------------------------------------------------------------
                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                     $180.5            $183.3
                Losses, claims and settlement expenses                                                    3,501.8           3,529.7
                Unearned premiums                                                                           364.1             375.8
                Other policyholders' benefits and funds                                                      58.6              61.1
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                               4,105.0           4,150.0
                Commissions, expenses, fees and taxes                                                       111.0             124.0
                Reinsurance balances and funds                                                              143.1             148.2
                Federal income tax payable: Current                                                          14.8               4.3
                                            Deferred                                                        121.8             108.3
                Debt and debt equivalents                                                                   147.4             142.9
                Sundry liabilities                                                                           92.8              92.2
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                   4,736.1           4,770.2
                                                                                                 ----------------  ----------------

Preferred       Convertible preferred stock                                                                   1.0               1.0
                                                                                                 ----------------  ----------------
Stock:                Total preferred stock                                                                   1.0               1.0
                                                                                                 ----------------  ----------------

Common          Common stock                                                                                155.2             103.1
Shareholders'   Additional paid-in capital                                                                  614.4             604.3
Equity:         Unallocated shares - ESSOP                                                                   (6.1)             (6.1)
                Retained earnings                                                                         1,504.6           1,486.8
                Accumulated other comprehensive income                                                       60.4              64.4
                Treasury stock (at cost)                                                                   (116.1)           (100.5)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                   2,212.5           2,152.1
                                                                                                 ----------------  ----------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                 $6,949.8          $6,923.4
                                                                                                 ================  ================

See accompanying notes.

                                                                              4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       1998              1997
                                                                                                 ----------------  ----------------
Revenues:      Net premiums earned                                                                         $359.6            $345.7
               Title, escrow and other fees                                                                  49.8              31.8
               Net investment income                                                                         68.5              67.7
               Realized investment gains                                                                     20.0              10.8
               Other income                                                                                   8.4               5.7
                                                                                                 ----------------  ----------------
                  Net revenues                                                                              506.5             461.8
                                                                                                 ----------------  ----------------

Expenses:      Benefits, claims and settlement expenses                                                     185.7             193.5
               Underwriting, acquisition and insurance expenses                                             198.2             170.7
               Interest and other expenses                                                                    3.5               3.0
                                                                                                 ----------------  ----------------
                  Total expenses                                                                            387.5             367.2
                                                                                                 ----------------  ----------------
               Income before income taxes and items below                                                   118.9              94.5
                                                                                                 ----------------  ----------------

Income Taxes:  Currently payable                                                                             23.6              19.5
               Deferred                                                                                      14.3              10.0
                                                                                                 ----------------  ----------------
                  Total income taxes                                                                         37.9              29.5
                                                                                                 ----------------  ----------------
                                                                                                             81.0              64.9
               Other items - net                                                                              0.5               0.2
                                                                                                 ----------------  ----------------
Net Income:                                                                                                 $81.5             $65.2
                                                                                                 ================  ================




Net Income
Per Share:     Basic                                                                                        $0.58             $0.49
                                                                                                 ================  ================
               Diluted                                                                                      $0.58             $0.46
                                                                                                 ================  ================


Dividends Per
Common Share:  Cash dividends                                                                              $0.087            $0.073
                                                                                                 ================  ================
               Stock dividends                                                                                50%               --%
                                                                                                 ================  ================


               Average number of common and common
               equivalent shares outstanding:
                                Basic                                                                 138,541,904       130,513,487
                                                                                                 ================  ================
                                Diluted                                                               140,824,777       142,266,700
                                                                                                 ================  ================

See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       1998              1997
                                                                                                 ----------------  ----------------
Net income as reported                                                                                      $81.5             $65.2
                                                                                                 ----------------  ----------------

Other comprehensive income, before tax:
    Foreign currency translation adjustment                                                                   0.3              (0.3)
                                                                                                 ----------------  ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                                                      13.3             (28.0)
        Less: elimination of pre-tax realized gains included in net income                                   20.0              10.8
                                                                                                 ----------------  ----------------
        Net unrealized losses on securities                                                                  (6.6)            (38.8)
                                                                                                 ----------------  ----------------

Income tax credits related to items of other
    comprehensive income                                                                                     (2.3)            (13.6)
                                                                                                 ----------------  ----------------

Comprehensive income                                                                                        $77.5             $39.6
                                                                                                  ================ ================



See accompanying notes.

                                                                              6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       1998              1997
                                                                                                 ----------------  ----------------
Cash flows from operating activities:
   Net income                                                                                               $81.5             $65.2
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                       0.1               1.3
      Premiums and other receivables                                                                         14.9               1.2
      Unpaid claims and related items                                                                        (9.6)              8.4
      Future policy benefits and policyholders' funds                                                       (12.5)            (17.3)
      Income taxes                                                                                           26.2              22.3
      Reinsurance balances and funds                                                                         (0.3)              4.1
      Accounts payable, accrued expenses and other                                                          (12.1)            (13.6)
                                                                                                 ----------------  ----------------
   Total                                                                                                     88.1              71.8
                                                                                                 ----------------  ----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                          34.3              39.7
      Available for sale:
         Maturities and early calls                                                                          33.2              36.1
         Other                                                                                               50.8               6.5
   Sales of equity securities                                                                                 7.0              11.4
   Sales of other investments                                                                                 1.3               0.8
   Sales of fixed assets for company use                                                                      0.1               0.8
   Purchases of fixed maturity securities:
      Held to maturity                                                                                      (88.9)            (89.6)
      Available for sale                                                                                   (103.9)            (88.0)
   Purchases of equity securities                                                                           (35.4)             (1.4)
   Purchases of other investments                                                                           (10.6)             (1.2)
   Purchases of fixed assets for company use                                                                 (8.0)             (2.9)
   Purchases of investment in subsidiaries                                                                   (1.9)              ---
   Other-net                                                                                                  0.2              (0.5)
                                                                                                 ----------------  ----------------
   Total                                                                                                   (121.8)            (88.2)
                                                                                                 ----------------  ----------------

Cash flows from financing activities:
   Increase in term loans                                                                                     4.0              10.0
   Issuance of preferred and common stocks                                                                   10.5               1.7
   Issuance of debentures and notes                                                                           1.1               ---
   Redemption of debentures and notes                                                                        (0.6)             (0.3)
   Dividends on common shares                                                                               (12.0)             (9.5)
   Dividends on preferred shares                                                                              ---              (0.7)
   Purchase of treasury stock                                                                               (15.6)            (15.2)
   Other-net                                                                                                  0.7               ---
                                                                                                 ----------------  ----------------
   Total                                                                                                    (11.8)            (14.1)
                                                                                                 ----------------  ----------------

Increase (decrease) in cash and short-term investments                                                      (45.5)            (30.6)
   Cash and short-term investments, beginning of period                                                     355.0             301.0
                                                                                                 ----------------  ----------------
   Cash and short-term investments, end of period                                                          $309.4            $270.4
                                                                                                 ================  ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                                               $0.5              $2.0
                                                                                                 ================  ================
      Income taxes                                                                                          $13.1              $7.8
                                                                                                 ================  ================


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


2.  Common Share Data:

    Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.
                                                          Quarters Ended
                                                             March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
      Numerator:
       Income before extraordinary item .......... $       81.5    $       65.2
       Less: Preferred stock dividends............          --               .7
                                                   ------------    ------------
       Numerator for basic earnings per share -
        income available to common stockholders...         81.5            64.4

       Effect of dilutive securities:
        Convertible preferred stock dividends.....          --               .7
                                                   ------------    ------------

      Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions.................. $       81.5    $       65.2
                                                   ============    ============

      Denominator:
       Denominator for basic earnings per share -
        weighted-average shares...................  138,541,904     130,513,487

       Effect of dilutive securities:
        Stock options.............................    2,044,854       1,437,485
        Convertible preferred stock...............      238,019      10,315,728
                                                   ------------    ------------
        Dilutive potential common shares..........    2,282,873      11,753,213
                                                   ------------    ------------

      Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions........................  140,824,777     142,266,700
                                                   ============    ============

      Basic earnings per share.................... $        .58    $        .49
                                                   ============    ============
      Diluted earnings per share.................. $        .58    $        .46
                                                   ============    ============

3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $68.1 at March 31, 1998. Unrealized appreciation of investments, before applicable income taxes of $37.2, at March 31, 1998 included gross unrealized gains and (losses) of $109.6 and $(4.2), respectively.

    For the quarters ended March 31, 1998 and 1997, net unrealized depreciation of investments, net of deferred income taxes, amounted to $4.3 and $25.2, respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 1998 and 1997
-------------------------------------------------------------------------------


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at March 31, 1998 reflected an increase in assets of 0.4%, a decrease in liabilities of 0.7%, and an increase in common shareholders' equity of 2.8% when compared to the immediately preceding year-end. Cash and invested assets represented 70.2% and 69.6% of consolidated assets as of March 31, 1998 and December 31, 1997, respectively.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1998 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1998, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first quarter of 1998, Old Republic's commitment to equity securities increased by 19.9% vis-a-vis the related invested balance at year-end 1997. As of March 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $2.36 billion at March 31, 1998 consisted of debt and debt equivalents of $147.4 million, convertible preferred stock of $1.0 million, and common shareholders' equity of $2.21 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 1998 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares offset to some degree by a decline in the value of bonds and stocks carried at market value and the reacquisition of $15.6 million worth of common shares pursuant to a previously announced plan.

Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998 and issuable on or about May 4, 1998 to shareholders of record on April 10, 1998.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first quarter of 1998 amounted to $409.5 million and were 8.5% above the amount reported for the first quarter of 1997. For the first three months of 1998, the Company's General Insurance Group posted a 2.4% decrease in earned premiums to $208.9 million due to a soft pricing environment. Premium growth in the Mortgage Guaranty Group was enhanced by a rise in the amount of renewal business and market expansion; the year over year increase in earned premiums was 10.2% to $71.3 million. Title Group premium and fee revenues were $113.8 million in the first quarter of 1998, an increase of 35.9% when compared to the same quarter of 1997. The Mortgage Guaranty Group and the Title Group benefitted from low interest rates and high employment trends, as well as moderately greater appreciation of home prices. The Life and Health Group's premium volume increased moderately.

Consolidated net investment income was $68.5 million in the first quarter of 1998 compared to $67.7 million in the same quarter of 1997. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. The average annualized yield on investments was approximately 5.8% and 6.1% at the end of March 31, 1998 and 1997, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various time and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $20.0 million in the first quarter of 1998 were mostly due to the sale of equity securities. In addition to scheduled maturities, dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first quarter of 1998, 57.1% of total dispositions represented maturities and early calls of existing holdings; for the year 1997 these transactions amounted to 76.9% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 45% and 51% in the first quarters of 1998 and 1997, respectively. Claims experience for property and liability coverages improved in both periods due to reduced costs from participation in involuntary workers' compensation pool and by stable claim and benefit costs in the Company's voluntary business. Mortgage Guaranty claim costs were lower during the first quarter of 1998 compared to the same period in 1997 due to a reduction in expected claims emergence. The Title Group and Life Group claim costs were basically stable in both quarterly periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was 48% and 45% in the first quarters of 1998 and 1997, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. In 1998's first quarter, title premiums that typically bear greater production costs grew at a faster pace than other segments' premiums.

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

Pre-Tax and Net Income:
Income before taxes increased by 18.1% in the first quarter of 1998 when compared to the same period one year ago. The Corporation's Mortgage and Title Guaranty insurance segments reflected higher pre-tax operating earnings; General and Life insurance earnings were basically flat.

The effective consolidated income tax rate was 31.9% and 31.3% in the first quarters of 1998 and 1997, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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



Item 6 - Reports on Form 8-K
----------------------------

(a)  Reports on Form 8-K

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




                                       Old Republic International Corporation
                                       --------------------------------------
                                                  (Registrant)





     Date:   May 13, 1998
          ------------------



                                                /s/ Paul D. Adams
                                       -------------------------------------
                                                   P. D. Adams
                                              Senior Vice President &
                                              Chief Financial Officer