Form 10-Q
period 1998-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-08-13
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended June 30, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                 Shares Outstanding
                Class                               June 30, 1998
     ---------------------------             ---------------------------
     Common Stock / $1 par value                     137,123,699 *


* Excludes 6,182,878 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.




                  There are 12 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 1998

                                      INDEX
-------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                       --------

PART  I  FINANCIAL  INFORMATION:

          CONSOLIDATED SUMMARY BALANCE SHEETS                              3

          CONSOLIDATED SUMMARY STATEMENTS OF INCOME                        4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

          CONSOLIDATED  STATEMENTS OF CASH FLOWS                           6

          NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS               7

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS                                         8 - 10

PART II  OTHER INFORMATION                                              11 & 12

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,     December 31,
                                                                                                  1998           1997
                                                                                              ------------   ------------
              Assets
Investments:  Held to maturity:
                  Fixed maturity securities (at amortized cost)
                   (fair value: $2,397.9 and $2,306.1)                                            $2,341.0       $2,249.7
                  Other long-term investments (at cost)                                               23.8           15.4
                                                                                              ------------   ------------
                  Total                                                                            2,364.8        2,265.1
                                                                                              ------------   ------------
              Available for sale:
                  Fixed maturity securities (at fair value)
                   (cost: $1,961.3 and $1,954.5)                                                   2,020.5        2,009.9
                  Equity securities (at fair value) (cost: $101.0 and $60.9)                         144.8          117.1
                  Short-term investments (at fair value which approximates cost)                     251.6          328.0
                                                                                              ------------   ------------
                  Total                                                                            2,417.0        2,455.2
                                                                                              ------------   ------------
              Total investments                                                                    4,781.8        4,720.4
                                                                                              ------------   ------------

Other Assets: Cash                                                                                    25.2           26.9
              Accrued investment income                                                               73.4           72.5
              Accounts and notes receivable                                                          319.7          320.0
              Reinsurance balances and funds held                                                     84.3           88.5
              Reinsurance recoverable: Paid losses                                                    24.0           27.2
                                       Policy and claim reserves                                   1,300.5        1,333.5
              Deferred policy acquisition costs                                                      131.0          126.2
              Sundry assets                                                                          218.9          207.9
                                                                                              ------------   ------------
                                                                                                   2,177.4        2,203.0
                                                                                              ------------   ------------
                     Total Assets                                                                 $6,959.2       $6,923.4
                                                                                              ============   ============

-------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                   Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                $181.1         $183.3
              Losses, claims and settlement expenses                                               3,464.1        3,529.7
              Unearned premiums                                                                      359.1          375.8
              Other policyholders' benefits and funds                                                 57.4           61.1
                                                                                              ------------   ------------
                     Total policy liabilities and accruals                                         4,061.8        4,150.0
              Commissions, expenses, fees and taxes                                                  117.2          124.0
              Reinsurance balances and funds                                                         141.2          148.2
              Federal income tax payable: Current                                                      8.4            4.3
                                          Deferred                                                   138.7          108.3
              Debt and debt equivalents                                                              146.0          142.9
              Sundry liabilities                                                                      96.8           92.2
                                                                                              ------------   ------------
                     Total liabilities                                                             4,710.4        4,770.2
                                                                                              ------------   ------------

Preferred     Convertible preferred stock                                                              1.0            1.0
Stock:                                                                                        ------------   ------------
                     Total preferred stock                                                             1.0            1.0
                                                                                              ------------   ------------

Common        Common stock                                                                           155.5          103.1
Shareholders' Additional paid-in capital                                                             620.4          604.3
Equity:       Unallocated shares - ESSOP                                                              (5.1)          (6.1)
              Retained earnings                                                                    1,571.1        1,486.8
              Accumulated other comprehensive income                                                  57.7           64.4
              Treasury stock (at cost)                                                              (152.0)        (100.5)
                                                                                              ------------   ------------
                     Total common shareholder's equity                                             2,247.7        2,152.1
                                                                                              ------------   ------------
                     Total Liabilities, Preferred Stock
                      and Common Shareholders' Equity                                             $6,959.2       $6,923.4
                                                                                              ============   ============

See accompanying notes.

                                                                              4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------

                                                                  Quarters Ended             Six Months Ended
                                                                     June 30,                    June 30,
                                                            -------------------------   -------------------------
                                                                1998         1997           1998         1997
                                                            ------------ ------------   ------------ ------------
Revenues:     Net premiums earned                                 $391.6       $361.8         $751.2       $707.6
              Title, escrow and other fees                          63.4         40.7          113.3         72.5
              Net investment income                                 67.9         65.9          136.5        133.6
              Realized investment gains                              5.5          5.3           25.5         16.1
              Other income                                           7.9         18.7           16.4         24.4
                                                            ------------ ------------   ------------ ------------
                 Net revenues                                      536.6        492.6        1,043.1        954.4
                                                            ------------ ------------   ------------ ------------

Expenses:     Benefits, claims and settlement expenses             189.0        192.2          374.7        385.7
              Underwriting, acquisition and
                 insurance expenses                                227.7        176.4          425.9        347.2
              Interest and other expenses                            3.5          3.0            7.1          6.1
                                                            ------------ ------------   ------------ ------------
                 Total expenses                                    420.3        371.8          807.9        739.0
                                                            ------------ ------------   ------------ ------------
              Income before income taxes and items below           116.2        120.8          235.2        215.3
                                                            ------------ ------------   ------------ ------------

Income Taxes: Currently payable                                     18.5         19.7           42.1         39.2
              Deferred                                              17.7         13.0           32.0         23.1
                                                            ------------ ------------   ------------ ------------
                 Total income taxes                                 36.2         32.7           74.1         62.3
                                                            ------------ ------------   ------------ ------------
                                                                    80.0         88.0          161.0        153.0
              Other items - net                                      0.3          0.2            0.9          0.5
                                                            ------------ ------------   ------------ ------------
Net Income:                                                        $80.4        $88.3         $161.9       $153.5
                                                            ============ ============   ============ ============




Net Income
Per Share:    Basic                                                $0.58        $0.67          $1.17        $1.17
                                                            ============ ============   ============ ============
              Diluted                                              $0.57        $0.62          $1.15        $1.08
                                                            ============ ============   ============ ============


Dividends Per
Common Share: Cash dividends                                      $0.100       $0.087         $0.187       $0.160
                                                            ============ ============   ============ ============
              Stock dividends                                        --%          --%            50%          --%
                                                            ============ ============   ============ ============


              Average number of common and common
              equivalent shares outstanding:

                                  Basic                      137,756,505  130,383,032    138,261,741  130,392,387
                                                            ============ ============   ============ ============
                                  Diluted                    139,993,613  141,494,007    140,435,405  141,789,243
                                                            ============ ============   ============ ============


See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------

                                                                  Quarters Ended             Six Months Ended
                                                                     June 30,                    June 30,
                                                            -------------------------   -------------------------
                                                                1998         1997           1998         1997
                                                            ------------ ------------   ------------ ------------
Net income as reported                                             $80.4        $88.3         $161.9       $153.5
                                                            ------------ ------------   ------------ ------------

Other comprehensive income, before tax:
  Foreign currency translation adjustment                           (1.0)         2.9           (0.7)         2.5
                                                            ------------ ------------   ------------ ------------
  Unrealized gains (losses) on securities:
    Unrealized gains (loses) arising during period                   2.8         43.2           16.1         15.1
    Less: eliminatin of pre-tax realized gains
      included in net income                                         5.5          5.3           25.5         16.1
                                                            ------------ ------------   ------------ ------------
    Net unrealized gains (losses) on securities                     (2.7)        37.8           (9.3)        (1.0)
                                                            ------------ ------------   ------------ ------------

Income tax (credits) related to items of other
    comprehensive income                                            (1.0)        13.2           (3.3)        (0.4)
                                                            ------------ ------------   ------------ ------------

Comprehensive income                                               $77.5       $115.9         $155.1       $155.5
                                                            ============ ============   ============ ============


See accompanying notes.

                                                                              6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
---------------------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  ------------   ------------
Cash flows from operating activities:
   Net income                                                           $161.9         $153.5
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                   (4.3)          (1.8)
      Premiums and other receivables                                       2.2           (0.1)
      Unpaid claims and related items                                    (34.7)          22.5
      Future policy benefits and policyholders' funds                    (17.7)         (28.0)
      Income taxes                                                        37.8           30.9
      Reinsurance balances and funds                                      (0.2)          (9.1)
      Accounts payable, accrued expenses and other                         1.0          (15.3)
                                                                  ------------   ------------
   Total                                                                 145.9          152.4
                                                                  ------------   ------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                       83.7           71.9
      Available for sale:
         Maturities and early calls                                       60.1           87.4
         Other                                                            77.0           44.9
   Sales of equity securities                                             10.8           16.8
   Sales of other investments                                              2.5           11.3
   Sales of fixed assets for company use                                   0.5            1.6
   Purchases of fixed maturity securities:
      Held to maturity                                                  (175.6)        (146.5)
      Available for sale                                                (147.6)        (185.8)
   Purchases of equity securities                                        (51.0)          (3.8)
   Purchases of other investments                                        (10.8)          (1.7)
   Purchases of fixed assets for company use                             (14.4)          (5.7)
   Purchases of investment in subsidiaries                                (1.9)           ---
   Other-net                                                              (0.2)          (2.1)
                                                                  ------------   ------------
   Total                                                                (166.7)        (111.6)
                                                                  ------------   ------------

Cash flows from financing activities:
   Increase in term loans                                                  4.0           10.0
   Issuance of preferred and common stocks                                14.5            3.9
   Issuance of debentures and notes                                        0.6          116.8
   Repayments of term loans                                                ---          (42.0)
   Redemption of debentures and notes                                     (0.7)          (0.8)
   Dividends on common shares                                            (25.7)         (20.8)
   Dividends on preferred shares                                          (0.1)          (1.4)
   Purchase of treasury stock                                            (51.4)         (20.8)
   Other-net                                                               1.4            1.7
                                                                  ------------   ------------
   Total                                                                 (57.3)          46.4
                                                                  ------------   ------------

Increase (decrease) in cash and short-term investments                   (78.1)          87.2
   Cash and short-term investments, beginning of period                  355.0          301.0
                                                                  ------------   ------------
   Cash and short-term investments, end of period                       $276.8         $388.2
                                                                  ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                            $4.9           $4.1
                                                                  ============   ============
      Income taxes                                                       $37.9          $31.1
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

2.  Common Share Data:
---------------------
Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                                    Quarters Ended             Six Months Ended
                                                                       June 30,                    June 30,
                                                              -------------------------   -------------------------
                                                                  1998         1997           1998         1997
                                                              ------------ ------------   ------------ ------------
Numerator:
 Income before extraordinary item.........................    $       80.4 $       88.3   $      161.9 $      153.5
 Less Preferred stock dividends...........................              --           .6             .1          1.4
                                                              ------------ ------------   ------------ ------------
 Numerator for basic earnings per share -
   income available to common stockholders................            80.3         87.6          161.8        152.1

 Effect of dilutive securities:
   Convertible preferred stock dividends..................              --           .6             .1          1.4
                                                              ------------ ------------   ------------ ------------
Numerator for diluted earnings per share -
 income available to common stockholders
 after assumed conversions................................    $       80.4 $       88.3   $      161.9 $      153.5
                                                              ============ ============   ============ ============

Denominator:
 Denominator for basic earnings per share -
   weighted-average shares................................     137,756,505  130,383,032    138,261,741  130,392,387

 Effect of dilutive securities:
   Stock options        ..................................       1,999,091    1,569,534      1,935,647    1,470,410
   Convertible preferred stock............................         238,017    9,541,441        238,017    9,926,446
                                                              ------------ ------------   ------------ ------------
   Dilutive potential common shares.......................       2,237,108   11,110,975      2,173,664   11,396,856
                                                              ------------ ------------   ------------ ------------

Denominator for diluted earnings per share -
 adjusted weighted-average shares and
 assumed conversions     .................................     139,993,613  141,494,007    140,435,405  141,789,243
                                                              ============ ============   ============ ============

Basic earnings per share  ................................    $        .58 $        .67   $       1.17 $       1.17
                                                              ============ ============   ============ ============
Diluted earnings per share................................    $        .57 $        .62   $       1.15 $       1.08
                                                              ============ ============   ============ ============

3.   Unrealized Appreciation of Investments:
-------------------------------------------
Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $66.3 at June 30, 1998. Unrealized appreciation of investments, before applicable income taxes of $36.2, at June 30, 1998 included gross unrealized gains and (losses) of $108.8 and $(6.2), respectively.

For the six months ended June 30, 1998 and 1997, net unrealized  depreciation of
investments,   net  of  deferred  income  taxes,   amounted  to  $6.0  and  $.5,
respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 1998 and 1997
-------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at June 30, 1998 reflected an increase in assets of 0.5%, a decrease in liabilities of 1.3%, and an increase in common shareholders' equity of 4.4% when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of June 30, 1998 and December 31, 1997, respectively.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1998 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1998, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first six months of 1998, Old Republic's commitment to equity securities increased by 23.6% vis-a-vis the related invested balance at year-end 1997 as a result of unrealized gains and greater purchases during the first half of 1998. As of June 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $2.39 billion at June 30, 1998 consisted of debt and debt equivalents of $146.0 million, convertible preferred stock of $1.0 million, and common shareholders' equity of $2.24 billion. The increase in the common shareholders' equity account during the six months ended June 30, 1998 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares offset to some degree by the reacquisition of $51.4 million worth of common shares pursuant to a previously announced plan.

Common share data has been adjusted retroactively to reflect a 50% stock dividend treated as a 3 for 2 split of the Company's common shares approved by the Board of Directors on March 12, 1998 and issued on May 4, 1998 to shareholders of record on April 10, 1998.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first half of 1998 amounted to $864.5 million and were 10.8% above the amount reported for the first half of 1997. For the second quarter of 1998, consolidated net premiums and fees earned amounted to $455.0 million, 13.0% above the amount reported for the second quarter of 1997. For the second quarter of 1998, the Company's General Insurance Group posted relatively flat earned premiums growth to $227.7 million due to the continuation of a soft pricing environment. Premium growth in the Mortgage Guaranty Group was enhanced by a rise in the amount of renewal business and market expansion; earned premiums increased by 9.3 % to $72.7 million from $66.5 million in the year-ago quarter. Title Group premium and fee revenues increased 44.8% to $141.5 million in the second quarter of 1998 when compared to the same quarter of 1997. The Mortgage Guaranty Group and the Title Group benefitted from low interest rates and high employment trends, as well as moderately greater appreciation of home prices. The Life and Health Group's premium volume increased to $13.0 million, a 21.2% increase when compared to the same quarter of 1997.

The General Insurance Group's net premiums earned decreased 1.1% to $436.7 million in the first half of 1998. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $144.1 million, an increase of 9.7%. The Title Insurance Group reported premiums and fees in the first half of $255.4 million, up from $181.5 million in the year-ago period. Life and health premiums also rose 10.0% to $28.2 million during the same 1998 period, but remained at approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $136.5 million in the first half of 1998 and $67.9 million in the second quarter of 1998 compared to $133.6 million and $65.9 million, respectively in the same quarter and six month periods of 1997. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. The average annualized yield on investments was approximately 5.8% and 5.9% at the end of June 30, 1998 and 1997, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various times and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $25.5 million in the first half of 1998 were mostly due to the sale of equity securities. In addition to scheduled maturities, dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first six months of 1998, 65.1% of total dispositions represented maturities and early calls of existing holdings; for the year 1997 these transactions amounted to 76.9% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 43% and 49% in the first six months of 1998 and 1997, respectively. For the second quarter of each year, these ratios were 42% in 1998 and 48% in 1997. Consolidated claims experience for property and liability coverages was basically stable in both periods. Mortgage Guaranty claim costs were lower during the second quarter and first half of 1998 compared to the same periods in 1997 due to a reduction in expected claims. Title and Life Group claim costs were stable in the latest quarterly and six month periods.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were 50% and 45% in the first six months of 1998 and 1997, respectively. These ratios were 51% and 44% for the second quarters of 1998 and 1997, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. The higher ratios in 1998 periods reflected the significance of title insurance volume which carries greater production costs, a rise in mortgage guaranty sales expenses resulting from higher net costs for providing contract underwriting services, and a relatively higher expense ratio for property and liability insurance due to flat premium production trends.

The Company and its subsidiaries have been aware for several years of issues associated with the inadequacy of programming codes in existing computer systems for the years 2000 and beyond. The Company's subsidiaries are scheduled to complete by December 31, 1998, the identification and implementation of changes, and the testing of systems affected by this year 2000 issue. The costs of identifying, implementing, and testing the required changes has not been material to historical operating results. A significant portion of these costs was not incremental as the Company and its subsidiaries have mostly utilized existing resources.

Pre-Tax and Net Income:
Income before taxes decreased by 4.1% in the second quarter and increased by 5.2% in the first six months of 1998 when compared to the same periods one year ago. Excluding the effects of the non-recurring tax-related items recorded in the second quarter of 1997, income before taxes increased by 7.7% and 12.4% in the second quarter and first six months of 1998 when compared to the same periods in 1997. The Corporation's Mortgage Guaranty and Title insurance segments reflected higher pre-tax operating earnings; the General insurance segment posted a decrease in pre-tax operating earnings due mainly to poorer underwriting results; and Life insurance earnings were basically flat.

The effective consolidated income tax rate, excluding the effects of the non-recurring items, was 31% and 32%, in the second quarter and six month period of 1998, respectively, and 32% in the second quarter and six month period of 1997, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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

Any forward-looking statements contained in this report, of necessity involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses and work-related injuries. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, results are generally affected by the amount of debt outstanding and its cost.

Any forward-looking statements speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise such statements, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



Item 4 - Submission of Matters to a Vote of Security Holders

(a) The annual meeting of registrant's shareholders was held on May 22, 1998.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c) At the meeting, the shareholders voted on the following matters:

      1. The election of four Class II directors. There were at least 85,076,363 affirmative votes for each director and no more than 1,383,681 votes withheld.

      2. An amendment to the registrant's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 was considered. There were 80,546,408 shares that voted for this amendment; 5,538,488 shares that voted against this amendment and 375,148 shares that abstained from voting. As a result, this amendment was approved.

      3. An amendment to the registrant's Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock to 100,000,000 was considered. There were 60,021,171 shares that voted for this amendment; 25,896,592 shares that voted against this amendment and 542,281 shares that abstained from voting. As a result, this amendment was approved.

      4. An amendment to the registrant's Certificate of Incorporation to remove the present restriction of one vote per share on the registrant's Preferred Stock was considered. There were 40,664,882 shares that voted for this amendment; 38,067,621 shares that voted against this amendment; 593,053 shares that abstained from voting and 7,134,488 shares that were broker non-votes. As a result, this amendment failed to be approved.


Item 6 - Reports on Form 8-K

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





                                      Old Republic International Corporation
                                      --------------------------------------
                                                    (Registrant)





     Date:  August 13, 1998
          ------------------



                                                /s/ Paul D. Adams
                                      --------------------------------------
                                                   P. D. Adams
                                              Senior Vice President &
                                              Chief Financial Officer