Form 10-Q
period 1998-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1998-11-13
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the quarterly period ended September 30, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                    Shares Outstanding
             Class                                  September 30, 1998
   ---------------------------                    ----------------------
   Common Stock / $1 par value                         136,350,882 *


* Excludes 6,182,878 common shares issued, outstanding and held by an affiliate, which are classified as treasury stock for financial accounting purposes only.





                  There are 12 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 1998

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

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION
           AND RESULTS  OF  OPERATIONS                                 8 - 10

PART II  OTHER  INFORMATION                                           11 & 12

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      September 30,   December 31,
                                                                                                          1998            1997
                                                                                                     --------------  --------------
              Assets
Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost)
                   (fair value: $2,437.6 and $2,306.1)                                                     $2,329.2        $2,249.7
                Other long-term investments (at cost)                                                          24.2            15.4
                                                                                                     --------------  --------------
                Total                                                                                       2,353.5         2,265.1
                                                                                                     --------------  --------------
              Available for sale:
                Fixed maturity securities (at fair value)
                   (cost: $1,920.1 and $1,954.5)                                                            2,026.6         2,009.9
                Equity securities (at fair value) (cost: $117.5 and $60.9)                                    150.5           117.1
                Short-term investments (at fair value which approximates cost)                                320.6           328.0
                                                                                                     --------------  --------------
                Total                                                                                       2,497.8         2,455.2
                                                                                                     --------------  --------------
              Total investments                                                                             4,851.3         4,720.4
                                                                                                     --------------  --------------

Other Assets: Cash                                                                                             26.3            26.9
              Accrued investment income                                                                        72.3            72.5
              Accounts and notes receivable                                                                   331.6           320.0
              Reinsurance balances and funds held                                                              83.2            88.5
              Federal income tax payable: Current                                                               0.9             ---
              Reinsurance recoverable: Paid losses                                                             24.4            27.2
                                       Policy and claim reserves                                            1,307.8         1,333.5
              Deferred policy acquisition costs                                                               138.5           126.2
              Sundry assets                                                                                   225.5           207.9
                                                                                                     --------------  --------------
                                                                                                            2,210.9         2,203.0
                                                                                                     --------------  --------------
                   Total Assets                                                                            $7,062.3        $6,923.4
                                                                                                     ==============  ==============
----------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                   Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                         $184.5          $183.3
              Losses, claims and settlement expenses                                                        3,463.3         3,529.7
              Unearned premiums                                                                               363.5           375.8
              Other policyholders' benefits and funds                                                          55.0            61.1
                                                                                                     --------------  --------------
                   Total policy liabilities and accruals                                                    4,066.4         4,150.0
              Commissions, expenses, fees and taxes                                                           136.3           124.0
              Reinsurance balances and funds                                                                  141.9           148.2
              Federal income tax payable: Current                                                               ---             4.3
                                          Deferred                                                            166.3           108.3
              Debt and debt equivalents                                                                       145.2           142.9
              Sundry liabilities                                                                              103.0            92.2
                                                                                                     --------------  --------------
                   Total liabilities                                                                        4,759.3         4,770.2
                                                                                                     --------------  --------------

Preferred     Convertible preferred stock                                                                       1.2             1.0
Stock:                                                                                               --------------  --------------
                   Total preferred stock                                                                        1.2             1.0
                                                                                                     --------------  --------------

Common        Common stock                                                                                    156.1           103.1
Shareholders' Additional paid-in capital                                                                      621.7           604.3
Equity:       Unallocated shares - ESSOP                                                                       (5.1)           (6.1)
              Retained earnings                                                                             1,636.3         1,486.8
              Accumulated other comprehensive income                                                           79.7            64.4
              Treasury stock (at cost)                                                                       (187.1)         (100.5)
                                                                                                     --------------  --------------
                   Total Common Shareholders' Equity                                                        2,301.6         2,152.1
                                                                                                     --------------  --------------
                   Total Liabilities, Preferred Stock
                     and Common Shareholders' Equity                                                       $7,062.3        $6,923.4
                                                                                                     ==============  ==============

See accompanying notes.

                                                                              4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                    Nine Months Ended
                                                                        September 30,                       September 30,
                                                             ----------------------------------  ----------------------------------
                                                                   1998              1997              1998              1997
                                                             ----------------  ----------------  ----------------  ----------------
Revenues:      Net premiums earned                                     $410.3            $372.4          $1,161.6          $1,080.0
               Title, escrow and other fees                              62.3              44.3             175.7             116.9
               Net investment income                                     68.1              69.0             204.7             202.7
               Realized investment gains                                  6.5               1.4              32.0              17.6
               Other income                                               8.1               5.8              24.5              30.3
                                                             ----------------  ----------------  ----------------  ----------------
                 Net revenues                                           555.6             493.2           1,598.7           1,447.7
                                                             ----------------  ----------------  ----------------  ----------------

Expenses:      Benefits, claims and settlement expenses                 208.4             201.7             583.2             587.5
               Underwriting, acquisition and
                 insurance expenses                                     236.9             186.4             662.9             533.6
               Interest and other expenses                                3.5               3.9              10.7              10.0
                                                             ----------------  ----------------  ----------------  ----------------
                 Total expenses                                         449.0             392.1           1,256.9           1,131.2
                                                             ----------------  ----------------  ----------------  ----------------
               Income before income taxes and items below               106.6             101.0             341.8             316.4
                                                             ----------------  ----------------  ----------------  ----------------

Income Taxes:  Currently payable                                         18.0              16.4              60.1              55.6
               Deferred                                                  14.7              15.5              46.8              38.6
                                                             ----------------  ----------------  ----------------  ----------------
                 Total income taxes                                      32.7              31.9             106.9              94.3
                                                             ----------------  ----------------  ----------------  ----------------
                                                                         73.8              69.1             234.8             222.1
               Other items - net                                          0.8               ---               1.7               0.5
                                                             ----------------  ----------------  ----------------  ----------------
Net Income:                                                             $74.6             $69.1            $236.6            $222.7
                                                             ================  ================  ================  ================




Net Income
Per Share:     Basic                                                    $0.54             $0.51             $1.71             $1.68
                                                             ================  ================  ================  ================
               Diluted                                                  $0.54             $0.49             $1.69             $1.57
                                                             ================  ================  ================  ================


Dividends Per
Common Share:  Cash dividends                                          $0.100            $0.087            $0.287            $0.247
                                                             ================  ================  ================  ================
               Stock dividends                                            --%               --%               50%               --%
                                                             ================  ================  ================  ================


               Average number of common and common
                 equivalent shares outstanding:

                                     Basic                        136,914,815       134,509,503       137,858,216       131,878,686
                                                             ================  ================  ================  ================
                                     Diluted                      138,870,948       141,999,192       139,925,145       141,940,891
                                                             ================  ================  ================  ================

See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                    Nine Months Ended
                                                                        September 30,                       September 30,
                                                             ----------------------------------  ----------------------------------
                                                                   1998              1997              1998              1997
                                                             ----------------  ----------------  ----------------  ----------------
Net income as reported                                                  $74.6             $69.1            $236.6            $222.7
                                                             ----------------  ----------------  ----------------  ----------------

Other comprehensive income, before tax:
  Foreign currency translation adjustment                                (1.2)              ---              (1.9)              2.5
                                                             ----------------  ----------------  ----------------  ----------------
  Unrealized gains on securities:
    Unrealized gains arising during period                               42.3              33.6              58.4              48.8
    Less: elimination of pre-tax realized gains
          included in net income                                          6.5               1.4              32.0              17.6
                                                             ----------------  ----------------  ----------------  ----------------
    Net unrealized gains on securities                                   35.8              32.2              26.4              31.2
                                                             ----------------  ----------------  ----------------  ----------------

Income tax related to items of other
  comprehensive income                                                   12.5              11.1               9.2              10.7
                                                             ----------------  ----------------  ----------------  ----------------

Comprehensive income                                                    $96.7             $90.2            $251.9            $245.8
                                                             ================  ================  ================  ================

See accompanying notes.

                                                                              6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                               ------------------------------------
                                                                                                     1998               1997
                                                                                               ----------------  ------------------
Cash flows from operating activities:
   Net income                                                                                             $236.6             $222.7
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (12.2)              (8.1)
      Premiums and other receivables                                                                        (7.2)             (14.5)
      Unpaid claims and related items                                                                      (43.3)              59.1
      Future policy benefits and policyholders' funds                                                       (8.2)             (18.1)
      Income taxes                                                                                          43.4               40.1
      Reinsurance balances and funds                                                                         1.2              (11.0)
      Accounts payable, accrued expenses and other                                                          32.6                2.7
                                                                                               -----------------  -----------------
   Total                                                                                                   242.9              272.8
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                        136.9              126.5
      Available for sale:
         Maturities and early calls                                                                         88.7              171.3
         Other                                                                                             113.5               55.5
   Sales of equity securities                                                                               13.4               19.7
   Sales of other investments                                                                                3.2               11.9
   Sales of fixed assets for company use                                                                     0.9                2.6
   Purchases of fixed maturity securities:
      Held to maturity                                                                                    (217.7)            (212.4)
      Available for sale                                                                                  (174.2)            (311.1)
   Purchases of equity securities                                                                          (70.1)              (5.7)
   Purchases of other investments                                                                          (12.0)              (4.2)
   Purchases of fixed assets for company use                                                               (21.2)              (8.7)
   Purchases of investment in subsidiaries                                                                  (2.7)              (3.1)
   Other-net                                                                                                (4.0)              (4.2)
                                                                                               -----------------  -----------------
   Total                                                                                                  (145.3)            (161.9)
                                                                                               -----------------  -----------------

Cash flows from financing activities:
   Increase in term loans                                                                                    4.0               10.0
   Issuance of preferred and common stocks                                                                  16.1                6.1
   Issuance of debentures and notes                                                                          0.6              116.8
   Repayments of term loans                                                                                  ---             (127.0)
   Redemption of debentures and notes                                                                       (1.5)              (1.6)
   Dividends on common shares                                                                              (39.3)             (32.9)
   Dividends on preferred shares                                                                            (0.1)              (1.7)
   Purchase of treasury stock                                                                              (86.5)             (35.7)
   Other-net                                                                                                 1.2                1.3
                                                                                               -----------------  -----------------
   Total                                                                                                  (105.6)             (64.7)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                      (8.0)              46.2
   Cash and short-term investments, beginning of period                                                    355.0              301.0
                                                                                               -----------------  -----------------
   Cash and short-term investments, end of period                                                         $347.0             $347.2
                                                                                               =================  =================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                                              $5.5               $5.1
                                                                                               =================  =================
      Income taxes                                                                                         $58.2              $53.7
                                                                                               =================  =================

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

2. Common Share Data:
--------------------
Common share data has been retroactively adjusted to reflect a 50% stock dividend of the Company's common shares approved by the Board of Directors on March 12, 1998. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                          Quarters Ended                  Nine Months Ended
                                                           September 30,                    September 30,
                                                  -----------------------------    -----------------------------
                                                       1998            1997             1998            1997
                                                  -------------   -------------    -------------   -------------
Numerator:
 Income before extraordinary item...............  $        74.6   $        69.1    $       236.6   $        222.7
 Less Preferred stock dividends.................            --               .2               .1              1.7
                                                  -------------   -------------    -------------   --------------
 Numerator for basic earnings per share -
   income available to common stockholders......           74.6            68.8            236.4            220.9

 Effect of dilutive securities:
   Convertible preferred stock dividends........            --               .2               .1              1.7
                                                  -------------   -------------    -------------   --------------

Numerator for diluted earnings per share -
   income available to common stockholders
   after assumed conversions....................  $        74.6   $        69.1    $       236.6   $        222.7
                                                  =============   =============    =============   ==============

Denominator:
 Denominator for basic earnings per share -
   weighted-average shares......................    136,914,815     134,509,503      137,858,216      131,878,686

 Effect of dilutive securities:
   Stock options ..............................       1,711,824       2,068,191        1,826,791        1,653,911
   Convertible preferred stock.................         244,309       5,421,498          240,138        8,408,294
                                                  -------------   -------------    -------------   --------------
   Dilutive potential common shares............       1,956,133       7,489,689        2,066,929       10,062,205
                                                  -------------   -------------    -------------   --------------

Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions ........................     138,870,948     141,999,192      139,925,145      141,940,891
                                                  =============   =============    =============   ==============

Basic earnings per share  .....................   $         .54   $         .51    $        1.71   $         1.68
                                                  =============   =============    =============   ==============
Diluted earnings per share ....................   $         .54   $         .49    $        1.69   $         1.57
                                                  =============   =============    =============   ==============

3. Unrealized Appreciation of Investments:
------------------------------------------
Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $89.7 at September 30, 1998. Unrealized appreciation of investments, before applicable income taxes of $48.7, at September 30, 1998 included gross unrealized gains and (losses) of $151.8 and $(13.3), respectively.

For the nine months ended September 30, 1998 and 1997, net unrealized appreciation of investments, net of deferred income taxes, amounted to $17.2 and $20.5, respectively.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 1998 and 1997
-------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 1998 reflected an increase in assets of 2.0%, a decrease in liabilities of 0.2%, and an increase in common shareholders' equity of 6.9% when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of September 30, 1998 and December 31, 1997, respectively.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1998 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in investment yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1998, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first nine months of 1998, Old Republic's commitment to equity securities increased by 28.4% vis-a-vis the related invested balance at year-end 1997 as a result of unrealized gains and greater purchases during that period. As of September 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

Consolidated operations produced positive cash flows in this year's first nine months of approximately $242.9 million, compared to $272.8 million in the same period of 1997. The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan restrict the amount of debt the Company may incur. This covenant is being met.

Old Republic's capitalization of $2.44 billion at September 30, 1998 consisted of debt and debt equivalents of $145.2 million, convertible preferred stock of $1.2 million, and common shareholders' equity of $2.30 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 1998 reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares offset to some degree by the reacquisition of $86.5 million worth of common shares pursuant to a previously announced plan.

Common share data has been adjusted retroactively to reflect a 50% stock dividend treated as a 3 for 2 split of the Company's common shares approved by the Board of Directors on March 12, 1998 and issued on May 4, 1998 to shareholders of record on April 10, 1998.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first nine months of 1998 amounted to $1.33 billion and were 11.7% above the amount reported for the first nine months of 1997. For the third quarter of 1998, consolidated net premiums and fees earned amounted to $472.7 million, 13.4% above the amount reported for the third quarter of 1997. For the third quarter of 1998, the Company's General Insurance Group posted relatively flat earned premium volume of $234.6 million as a result of a continuing soft pricing environment. Premiums for the Mortgage Guaranty Group increased by 4.2 % to $72.0 million from $69.1 million in the year-ago quarter. Title Group premium and fee revenues increased 40.8% to $150.1 million in the third quarter of 1998 when compared to the same quarter of 1997. The Mortgage Guaranty Group and the Title Group benefitted from low mortgage rates and high employment trends, as well as moderately greater appreciation of home prices. The Life and Health Group's premium volume increased to $15.8 million, a 49.0% increase when compared to the same quarter of 1997, as a result of greater term life and credit insurance sales.

The General Insurance Group's net premiums earned decreased slightly to $671.4 million in the first nine months of 1998 also as a result of limited growth opportunities in a soft pricing environment. The Mortgage Guaranty Group reported net premiums earned of $216.1 million, an increase of 7.9%. The Title Insurance Group posted premiums and fees in the first nine months of $405.5 million, up from $288.1 million in the year-ago period. Life and health premiums also rose 21.4% to $44.1 million during the same 1998 period, but remained at approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $204.7 million in the first nine months of 1998 and $68.1 million in the third quarter of 1998 compared to $202.7 million and $69.0 million, respectively in the same quarter and nine month periods of 1997. This revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. Higher dividend payments by certain subsidiaries to finance the aforementioned stock buy back program of the parent holding company reduced invested assets and thus limited investment income growth to some degree. The average annualized yield on investments was approximately 5.7% and 6.0% at the end of September 30, 1998 and 1997, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various times and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $32.0 million in the first nine months of 1998 were mostly due to the sale of equity securities. In addition to scheduled maturities, dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes and by sales of equity securities. For the first nine months of 1998, 66.5% of total dispositions represented maturities and early calls of existing holdings; for the year 1997 these transactions amounted to 76.9% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 44% and 49% in the first nine months of 1998 and 1997, respectively. For the third quarter of each year, these ratios were 44% in 1998 and 48% in 1997. Consolidated claims experience for property and liability coverages were higher for the quarter and basically stable for the nine month period; to some extent, 1998 periods were penalized by greater claims severity in certain lines. Mortgage Guaranty claim costs were lower during the third quarter and first nine months of 1998 compared to the same periods in 1997 due to a reduction in expected claims. Title claims remained basically level percentage wise in 1998, while Life Group claim costs were higher in the latest quarterly and nine month periods due to higher ordinary life claims frequency and severity.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were 50% and 45% in the first nine months of 1998 and 1997, respectively. These ratios were 51% and 45% for the third quarters of 1998 and 1997, respectively. Variations in these percentages between comparative periods typically reflect changing patterns in the mix of business and the varying production costs pertaining thereto. The higher ratios in 1998 periods reflected the significance of title insurance volume which normally carry greater production costs, and, in 1998, higher legal defense cost provisions, a rise in mortgage guaranty sales expenses resulting from higher net costs for providing contract underwriting services in particular, and a relatively higher expense ratio for property and liability insurance due to flat premium production trends.

The Company and its subsidiaries have been aware for several years of potential information processing problems associated with programming codes in computer systems as they apply to the year 2000 and beyond. The potential problems are related to computer programs that use only two, as opposed to four, digits to identify a year; thus, such programs may be unable to interpret dates beyond 1999, and could cause a system failure, or other computer errors, that could lead to possible disruptions of operations. The Company's subsidiaries are scheduled to complete by March 31, 1999, the identification and implementation of changes and the testing of systems affected by this Year 2000 issue. In addition, a process has commenced to obtain confirmation of Year 2000 compliance from principal vendors and other important third party relationships. The Company's subsidiaries will address the issue of a contingency plan in mid-1999. The costs of identifying, implementing and testing the required changes has not been material to historical operating results; a significant portion of these costs were not incremental as the Company and its subsidiaries have mostly utilized existing resources.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 0.5% and 3.6%, respectively, in the third quarter and first nine months of 1998 when compared to the same periods one year ago. Excluding the effects of the non-recurring tax-related items recorded in the second quarter of 1997, consolidated income before taxes increased by 8.2% in the first nine months of 1998 when compared to the same period in 1997. The Corporation's Mortgage Guaranty and Title insurance segments reflected higher pre-tax operating earnings in both the latest quarter and year to date period of 1998. General Insurance operations posted a decrease in pre-tax operating earnings in this year's third quarter nearly equally due to reduced investment income and poorer underwriting results; for the first nine months of the year, most of the earnings shortfall was due to reduced underwriting income. Life Insurance reported decreased earnings due to higher claims costs.

The effective consolidated income tax rate, excluding the effects of the 1997 non-recurring items, was 31% and 32%, respectively, in the third quarters and nine month periods of 1998 and 1997, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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





                                        Old Republic International Corporation
                                        --------------------------------------
                                                    (Registrant)





      Date:  November 13, 1998
           ---------------------






                                                   /s/ Paul D. Adams
                                        ---------------------------------------
                                                     P. D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer