Form 10-K
period 1998-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-03-25
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 1998
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from_____________________ to _____________________
   Commission File Number: 0-4625


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

Securities registered pursuant to Section 12(b) of the Act:

                            Share/Par Value Outstanding   Name of each exchange
   Title of each class            February 26, 1999        on which registered
--------------------------  ---------------------------  -----------------------
7% Subordinated Debentures
  Due June 15, 2007                 $115,000,000         New York Stock Exchange
                            ---------------------------  -----------------------
Common Stock/$1 par value            131,868,948         New York Stock Exchange
                            ---------------------------  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:_X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K._X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 26, 1999 was $2,480,454,912.


Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.


                Title                                          Part

Proxy statement for the 1999
   Annual Meeting of Shareholders                  III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 57)   IV, Item 14



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

                                                                                ($ in Millions)
                                                -------------------------------------------------------------------------------
                                                                            Years Ended December 31,
                                                -------------------------------------------------------------------------------
                                                           Net Revenues (b)                    Income (Loss) Before Taxes
                                                -------------------------------------     -------------------------------------
                                                   1998         1997          1996           1998         1997          1996
                                                ----------   -----------   ----------     ----------   ----------    ----------
    General ...............................     $  1,111.3   $   1,119.5   $  1,074.9     $    192.0   $    208.3    $    188.8
    Mortgage Guaranty......................          348.3         313.3        262.6          155.3        141.5         120.2
    Title..................................          578.8         423.4        387.9           64.6         36.5          24.6
    Life...................................           72.7          75.4(c)      60.5            6.6         19.9(c)        7.0
    Other Operations - Net.................            7.4           4.5          2.6           (4.9)        (6.1)        (13.5)
                                                ----------   -----------   ----------     ----------   ----------    ----------
      Subtotal.............................        2,118.7       1,936.4      1,788.7          413.7        400.3         327.2
    Realized Investment Gains..............           53.0          26.3         15.1           53.0         26.3          15.1
                                                ----------   -----------   ----------     ----------   ----------    ----------
      Total................................     $  2,171.7   $   1,962.8   $  1,803.9     $    466.7   $    426.7    $    342.4
                                                ==========   ===========   ==========     ==========   ==========    ==========

                                                                                                  Assets at December 31,
                                                                                          -------------------------------------
                                                                                             1998         1997          1996
                                                                                          ----------   ----------    ----------
    General.............................................................................  $  5,160.2   $  5,300.6    $  5,350.5
    Mortgage Guaranty...................................................................     1,092.2        922.9         760.5
    Title...............................................................................       460.9        419.4         408.2
    Life................................................................................       329.5(d)     309.4         310.3
      Consolidated......................................................................  $  7,019.7   $  6,923.4    $  6,656.2
                                                                                          ==========   ==========    ==========

------------
(a) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(c) Includes $12.6 of interest income from settlement of prior years' tax issues.
(d) The Company has entered into an agreement to sell its small annuity book of business; this will have no material effect on Old Republic's consolidated results or financial position (see Note 1(f) of the Notes to Consolidated Financial Statements).

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

     The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.
     The Corporation has over the past several years diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1998, production of commercial automobile (principally trucking) direct insurance premiums accounted for 48.3% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 16.3% and 9.8%, respectively, of consolidated direct premiums written.
     Specialty programs have been expanded or initiated to insure corporations' exposures to directors' and officers' and errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.
     The Corporation assumes (primarily on a facultative basis) a moderate amount of reinsurance business produced by other insurance or reinsurance companies. Most of this business encompasses workers' compensation, general and automobile liability lines, as well as a moderate amount of property exposures.

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

                             Mortgage Guaranty Group

     Real estate mortgage loan insurance protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.
     Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 16% by savings and loan associations, 69% by mortgage bankers and 15% by other lenders. The Corporation's mortgage guaranty insurance in force at December 31, 1998, was originally produced by approximately 4,100 different lending institutions and about 2,200 such institutions originated business in 1998. The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.
     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 23% and 76%, respectively of the residential real estate loan insurance in force at December 31, 1998, has been written under annual and monthly premium plans. Monthly premium plans, a product that was introduced in 1993, accounted for approximately 98% of the new business written in 1998.

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

                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.
     There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a onetime premium. Most mortgages made in the United States are extended by mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. The financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy is issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.
     The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same land may be reduced, depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the consumer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss.
     In connection with its title insurance operations, Old Republic also provides escrow facilities, services for the disbursement of construction funds, and other services pertaining to real estate transfers.

                              Life Insurance Group

     Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through automobile dealers. Borrowers insured under consumer credit life insurance are also generally covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled. Old Republic has also written various conventional life, disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions.

     Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, owners of small businesses, and high net worth persons.

     Annuities: In the past, Old Republic marketed annuity policies, some of which remain outstanding, through securities dealers in New York State. These policies provide for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential as the Company has been unwilling to compete in this part of the insurance business. The Company has entered into an agreement to sell its small annuity book of business; this will have no material effect on Old Republic's consolidated results or financial position (see Note 1(f) of the Notes to Consolidated Financial Statements).

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

                                                                                           ($ in Millions)
                                                                       -----------------------------------------------------
                                                                                      Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                            1998                1997                1996
                                                                       --------------       -------------      -------------
General Insurance Group:
  Overall Experience:
  Net Premiums Written...............................................  $        892.1       $       908.4      $       866.3
  Net Premiums Earned (a)............................................  $        903.1       $       907.7      $       868.2
  Loss Ratio.........................................................             72%                 72%                73%
  Policyholders' Dividend Ratio......................................              -%                  -%                 -%
  Expense Ratio(a)...................................................             28%                 27%                27%
                                                                       --------------       -------------      -------------
  Composite Ratio....................................................            100%                 99%               100%
                                                                       ==============       =============      =============
  Experience by Major Coverages:
  Commercial Automobile (Principally trucking):
  Net Premiums Earned (a)............................................  $        476.0       $       455.3      $       397.4
  Loss Ratio.........................................................             83%                 81%                79%
                                                                       ==============       =============      =============
  Workers' Compensation:
  Net Premiums Earned (a)............................................  $        148.9       $       156.9      $       151.6
  Loss Ratio.........................................................             56%                 64%                71%
  Policyholders' Dividend Ratio......................................              -%                  -%                 1%
                                                                       ==============       =============      =============
  General Liability:
  Net Premiums Earned (a)............................................  $         49.8       $        49.5      $        46.9
  Loss Ratio.........................................................             33%                 51%                76%
                                                                       ==============       =============      =============
  Property and Other Coverages:
  Net Premiums Earned (a)............................................  $        228.4       $       246.0      $       272.3
  Loss Ratio.........................................................             67%                 63%                63%
                                                                       ==============       =============      =============

Mortgage Guaranty Group:
  Net Premiums Earned (b) ...........................................  $        290.7       $       271.0      $       226.6
  Loss Ratio (b) ....................................................             27%                 35%                36%
                                                                       ==============       =============      =============

Title Insurance Group:(b)
  Net Premiums Earned................................................  $        315.8       $       238.6      $       220.2
  Combined Net Premiums & Fees Earned................................  $        558.2       $       402.0      $       367.4
  Loss Ratio:    To Net Premiums Earned..............................              9%                  8%                 8%
                 To Net Premiums & Fees Earned.......................              5%                  5%                 5%
                                                                       ==============       =============      =============

Disability/Accident & Health (c):
  Net Premiums Earned................................................  $         36.8       $        35.2      $        33.9
  Loss Ratio.........................................................             40%                 40%                42%
                                                                       ==============       =============      =============

Net Retained Life Insurance In Force:
  Ordinary Life......................................................  $      6,414.0       $     4,695.5      $     3,833.9
  Credit and Other Life..............................................           326.5               217.4              135.7
                                                                       --------------       -------------      -------------
     Total...........................................................  $      6,740.5       $     4,912.9      $     3,969.6
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

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.
     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. The variability of claims experience is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. Improved loss experience for workers'
compensation insurance in 1998 and 1997 reflects lower claim costs from involuntary market participations as well as generally improving industry-wide loss trends.
     The loss ratio for mortgage guaranty insurance decreased in 1998 compared to 1997; the improvement was mostly attributed to the stable economic conditions of the past several years which have led to reduced mortgage defaults, particularly in the California market. The Title Insurance Group loss ratios for the years presented reflect favorable trends in claims severity and frequency for business underwritten since 1992.
     The increase in net ordinary life insurance in force is attributed to the introduction of more favorably priced term life products that received greater market acceptance.

                        General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.
     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.
     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $169.5, $167.7 and $163.2 million, as of December 31, 1998, 1997, and 1996, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.
     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.
     The following table shows the indicated deficiencies or redundancies for the years 1988 to 1998. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business tend to partially or fully offset or negate such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).
     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                                     ($ in Millions/Percentages to Nearest Whole Point)
------------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:                1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                                      ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability (1) for unpaid
    claims and claim adjustment
    expenses(2):                    $1,271   $1,335   $1,435   $1,540   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846   $1,742
                                    ================================================================================================

(c) Paid (cumulative) as of (3):
    One year later                     21%      20%      22%      24%      20%      21%      22%      22%      20%      22%       -%
    Two years later                    33       34       36       36       33       34       35       33       33        -        -
    Three years later                  43       44       44       45       42       43       42       42        -        -        -
    Four years later                   50       49       51       51       49       48       49        -        -        -        -
    Five years later                   55       55       56       56       52       53        -        -        -        -        -
    Six years later                    59       58       60       58       56        -        -        -        -        -        -
    Seven years later                  62       62       61       61        -        -        -        -        -        -        -
    Eight years later                  65       63       64        -        -        -        -        -        -        -        -
    Nine years later                   66       66        -        -        -        -        -        -        -        -        -
    Ten years later                    68%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                   =================================================================================================

(d) Liability  reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    One year later                    101%      98%     100%      99%      97%      95%      95%      96%      94%      93%       -%
    Two years later                    97       99      100       97       94       91       93       92       88        -        -
    Three years later                  98       98       99       96       93       93       90       87        -        -        -
    Four years later                   98       98       99       97       96       91       87        -        -        -        -
    Five years later                   99       99      100      100       95       89        -        -        -        -        -
    Six years later                    99      100      103       99       93        -        -        -        -        -        -
    Seven years later                 101      104      103       98        -        -        -        -        -        -        -
    Eight years later                 104      103      102        -        -        -        -        -        -        -        -
    Nine years later                  104      102        -        -        -        -        -        -        -        -        -
    Ten years later                   104%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                   =================================================================================================

(e) Redundancy (deficiency)(5):
    For each year-end at (a):          -4%      -2%      -2%       2%       7%      11%      13%      13%      12%       7%       -%
                                   =================================================================================================

   Average for all year-ends
   at (a):                                                                                                                      6.4%
                                                                                                                                ====

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

                                                                                                     ($ in Millions)
                                                                                         ---------------------------------------
                                                                                                 Years Ended December 31,
                                                                                         ---------------------------------------
                                                                                             1998          1997          1996
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the beginning of each year, net of reinsurance losses recoverable............   $   1,845.9   $   1,829.5   $   1,820.9
                                                                                         -----------   -----------   -----------
    Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year...............................         728.0         713.8         668.0
      Change in provision for insured events of prior years...........................        (123.8)       (105.5)        (74.4)
                                                                                         -----------   -----------   -----------
             Total incurred claims and claim adjustment expenses......................         604.2         608.3         593.6
                                                                                         -----------   -----------   -----------
    Payments:
      Claims and claim adjustment expenses attributable to insured
           events of the current year.................................................         322.4         275.3         243.0
      Claims and claim adjustment expenses attributable to insured
           events of prior years......................................................         385.8         316.6         342.0
                                                                                         -----------   -----------   -----------
             Total payments...........................................................         708.2         591.9         585.0
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable..............       1,741.9       1,845.9       1,829.5
    Reinsurance losses recoverable....................................................       1,190.8       1,232.6       1,296.5
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses................   $   2,932.7   $   3,078.5   $   3,126.0
                                                                                         ===========   ===========   ===========

------------
(1)  Excluding unallocated loss adjustment expense reserves.
(2) Reserves for incurred but not reported losses amounted to approximately 29.9%, 32.3% and 32.6% of the totals shown as of December 31, 1998, 1997 and 1996, respectively.

     The data in the two tables above, incorporates Old Republic's estimates for various asbestosis and environmental impairment ("A&E") claims or related costs that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. During all years and through the current date, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.
     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1998, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $66.6 million gross, and $33.7 million, net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 8.0 years (gross) and 12.3 years (net) of average annual claims payments.
     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1998, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.
     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

                                                  Consolidated Investments
                                                       ($ in Millions)
                                                        December 31,
    --------------------------------------------------------------------------------------------------------------------------
                                                                                    1998             1997             1996
                                                                                ------------     ------------     ------------
    Held to Maturity
    Fixed Maturity Securities:
       Utilities..............................................................  $      926.1     $    1,001.8     $      984.3
       Tax-Exempt.............................................................       1,405.4          1,247.0          1,038.3
       Redeemable Preferred Stocks............................................            .8               .8               .2
                                                                                ------------     ------------     ------------
                                                                                     2,332.3          2,249.7          2,022.9
                                                                                 ------------     ------------     ------------
    Other Invested Assets:
       Mortgage Loans.........................................................           7.8              7.6              8.7
       Policy Loans...........................................................           2.0              2.2              2.0
       Collateral Loans.......................................................            .4               .4               .2
       Sundry.................................................................          14.8              5.1             14.2
                                                                                ------------     ------------     ------------
                                                                                        25.1             15.4             25.1
                                                                                ------------     ------------     ------------
        Total held to maturity................................................       2,357.5          2,265.1          2,048.1
                                                                                ------------     ------------     ------------
    Available for Sale
    Fixed Maturity Securities:
       U.S. & Canadian Governments............................................         619.1            684.4            758.0
       Corporate..............................................................       1,335.3          1,325.4          1,226.1
                                                                                ------------     ------------     ------------
                                                                                     1,954.4          2,009.9          1,984.2
                                                                                ------------     ------------     ------------
    Equity Securities:
       Non-redeemable Preferred Stocks........................................           2.7              3.2              5.0
       Common Stocks..........................................................         162.1            113.8            111.1
                                                                                ------------     ------------     ------------
                                                                                       164.8            117.1            116.1
                                                                                ------------     ------------     ------------
    Short-term Investments                                                             377.6            328.0            265.7
                                                                                ------------     ------------     ------------
          Total available for sale............................................       2,497.0          2,455.2          2,366.0
                                                                                ------------     ------------     ------------
    Total Investments.........................................................  $    4,854.5     $    4,720.4     $    4,414.2
                                                                                ============     ============     ============

    --------------------------------------------------------------------------------------------------------------------------
                                              Sources of Consolidated Investment Income
                                                           ($ in Millions)
                                                      Years Ended December 31,
    --------------------------------------------------------------------------------------------------------------------------
                                                                                    1998             1997             1996
                                                                                ------------     ------------     ------------
    Fixed Maturity Securities:
       Taxable................................................................  $      186.5     $      194.1     $      199.1
       Tax-Exempt.............................................................          64.6             55.4             41.4
       Redeemable Preferred Stocks............................................           -                -                -
                                                                                ------------     ------------     ------------
                                                                                       251.2            249.5            240.6
                                                                                ------------     ------------     ------------

    Equity Securities:
       Non-redeemable Preferred Stocks........................................            .2               .2               .3
       Common Stocks..........................................................           2.6              1.7              2.2
                                                                                ------------     ------------     ------------
                                                                                         2.8              1.9              2.6
                                                                                ------------     ------------     ------------
    Other Investment Income:
       Interest on Short-term Investments.....................................          17.1             16.4             16.0
       Sundry.................................................................           8.5              9.0              8.4
                                                                                ------------     ------------     ------------
                                                                                        25.7             25.5             24.5
                                                                                ------------     ------------     ------------
    Gross Investment Income...................................................         279.7            277.0            267.7
       Less: Investment Expenses (a)..........................................           6.5              6.2              7.2
                                                                                ------------     ------------     ------------
    Net Investment Income.....................................................  $      273.1     $      270.8     $      260.5
                                                                                ============     ============     ============

------------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $1.5, $1.7 and $1.7 for the years ended December 31, 1998, 1997 and 1996, respectively.

     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1998 and 1997, the Company had no investments in default as to principal and/or interest.
     The Company's investment policies are not designed to encourage trading of its securities or to maximize the realization of investment gains. While the amount of portfolio turnover varies from year to year, recent years' dispositions of portfolio investments held to maturity are caused principally by issuers' calls prior to maturity. The Company's invested assets as of December 31, 1998 have been classified solely as "held to maturity" or "available for sale" pursuant to the existing investment policy.
     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1998 and 1997, are shown in the following tables. These investments, $4.2 billion at December 31, 1998 and 1997, respectively, represented approximately 61% and 62%, respectively, of consolidated assets, and 91% and 89%, respectively, of consolidated liabilities as of such dates.

    -------------------------------------------------------------------------------------------------------------------------
                                                       Independent Ratings (a)
    -------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                               ------------------------------

                                                                                                1998                    1997
                                                                                               ------                  ------
                                                                                                   (% of total portfolio)
    Aaa....................................................................................     28.8%                   30.1%
    Aa.....................................................................................     33.3                    31.2
    A......................................................................................     30.8                    32.2
    Baa....................................................................................      6.3                     5.9
                                                                                               ------                  ------
       Total investment grade..............................................................     99.2                    99.4
    All others (b).........................................................................       .8                      .6
                                                                                               ------                  ------
       Total...............................................................................    100.0%                  100.0%
                                                                                               ======                  ======

------------
(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.
(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

    -------------------------------------------------------------------------------------------------------------------------
                                                    Maturity Distribution
    -------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                               ------------------------------

                                                                                                1998                    1997
                                                                                               ------                  ------
                                                                                                   (% of total portfolio)
    Due in one year or less................................................................      9.1%                    6.5%
    Due after one year through five years..................................................     49.9                    44.9
    Due after five years through ten years.................................................     40.0                    46.0
    Due after ten years through fifteen years..............................................       .1                     1.3
    Due after fifteen years................................................................       .9                     1.3
                                                                                               ------                  ------
                                                                                               100.0%                  100.0%
                                                                                               ======                  ======

    Average life, including short-term investments (years).................................       4.2                     4.7
                                                                                               ======                  ======

    -------------------------------------------------------------------------------------------------------------------------


(c) Marketing. Commercial automobile, workers' compensation and general liability insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 1998.
    Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

    A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 259 Company offices located in 32 states and through agencies and underwritten title companies in the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for services. During 1998, approximately 46% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.
    Existing differences in various parts of the country with respect to the acceptance and use of title insurance in real estate sales and loan transactions have a material effect on title insurance growth and operations in the areas concerned. In the Western states and certain urban areas of the East and Midwest, title insurance is widely accepted, with the result that the potential volume of title insurance premium income is large in relation to the volume of real estate activity in those areas. In some other parts of the country, title insurance is not as generally used, particularly in transactions involving residential real estate. Consequently, in those areas, the growth of title insurance depends not only upon market share of the title insurance business within the industry, but also upon the increased use of title insurance in real estate transactions. The volume of real estate activity is also affected by the availability and cost of financing, population growth, family movements and other factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company does less title insurance business relative to new construction during such months than during the rest of the year. The most important factor, insofar as Old Republic's title business is concerned, however, is the rate of activity in the resale market for residential properties.
    The personal contacts, relationships, and reputations of Old Republic's key executives are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.
    Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, loan credit guaranty, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.
    At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations, however, are licensed to do business in 48 states, the District of Columbia and Puerto Rico. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

----------------------------------------------------------------------------------------------------------------------------
                                    Geographical Distribution of Direct Premiums Written
----------------------------------------------------------------------------------------------------------------------------

                                                                                  1998              1997             1996
                                                                                 ------            ------           ------
United States:
   Northeast.................................................................      6.4%              5.8%              5.1%
   Mid-Atlantic..............................................................      7.2               7.6               8.1
   Southeast.................................................................     16.3              16.3              16.3
   Southwest.................................................................     11.8              13.2              14.0
   East North Central........................................................     16.3              16.9              17.2
   West North Central........................................................     15.0              14.9              16.1
   Mountain..................................................................      8.3               8.7               8.3
   Western...................................................................     15.7              13.6              11.9
Foreign (Principally Canada).................................................      3.0               3.0               2.9
                                                                                 ------            ------            ------
       Total.................................................................    100.0%            100.0%            100.0%
                                                                                 ======            ======            ======

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for future policy benefits, unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements when they occur. See "General Insurance Claim Reserves" herein.
     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint underwriting ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, or securities.
     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, sponsors whose customers are insured by Old Republic, or individual customers who have formed "captive" insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.
     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements.
     Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): workers' compensation-$1,000,000; auto liability-$600,000; general liability-$600,000; and property coverages-$300,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $26,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

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

(f)  Government  Regulation.   In  common  with  all  insurance  companies,  the
Corporation's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but, generally, regulation has been delegated to state insurance commissioners who are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Corporation's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.
     The Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements include a basic standard calling for the maintenance of a ratio of aggregate insured risk to policyholders' surplus (defined as total statutory capital and surplus plus statutory contingency reserves) of not more than 25 to 1; maintaining the contingency reserve in accordance with state statutes and maintaining minimum policyholders' surplus of $5 million.
     Most of the Company's savings and loan association customers for mortgage guaranty insurance are governed by the regulations of the Federal Home Loan Bank Board. A regulation of that Board prohibits savings and loan associations from insuring any loan with a mortgage insurance company if certain relationships exist between such mortgage insurance company and the savings and loan association. Generally, a savings and loan association may not obtain insurance from any mortgage insurance company if (1) any commission, fee or other compensation is paid to the savings and loan association or any of its officers, directors, employees or affiliates, (2) a savings account is maintained by the mortgage insurance company with such savings and loan association, (3) any officer or employee of the mortgage insurance company or its parent company is a director, officer or controlling person of the savings and loan association, or
(4) either (a) the association or any director, officer, controlling person or affiliate holds equity securities of the mortgage insurance company or any parent company thereof having a cost in excess of $50,000 or representing more than one percent of any class of equity securities of the company, if its assets are less than $50 million, or one-half percent, if the assets equal or exceed
$50 million, or (b) the association and all of its directors, officers, controlling persons or affiliates in the aggregate own equity securities of the mortgage insurance company having a cost in excess of $100,000, or two percent of a company the assets of which are less than $50 million, or one percent, if the assets equal or exceed $50 million.
     There have been various proposals from time to time with respect to additional regulation of credit life and disability insurance which could have an adverse effect on the consumer credit insurance business. The financial institutions whose customers are insured by Old Republic are also regulated by federal and state authorities whose regulations have a direct effect on certain forms of credit life and disability insurance.
     The majority of states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. Old Republic's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such legislation varies from state to state but typically requires periodic disclosure concerning the corporation which controls the registered insurers, or ultimate holding company, and all subsidiaries of the ultimate holding company, and prior approval of certain intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system. Each state has established minimum capital and surplus requirements to conduct an insurance business. All of the Company's subsidiaries meet or exceed these requirements, which vary from state to state.

(g) Employees. As of December 31, 1998, Old Republic employed approximately 6,570 persons on a full time basis. Eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various profit sharing and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1998 was approximately $18.3 million.
     Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

     There are no material legal proceedings against the Company other than those arising in the normal course of business and which generally pertain to claim matters arising from insurance policies and contracts issued by the Corporation's insurance subsidiaries.
     However, various governmental entities have filed suit against or performed examinations of the records of an underwritten title agency subsidiary operating in the State of California, which is consolidated in these financial statements. These actions allege that 1) the subsidiary failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. Additional suits seeking class action status have been filed on the basis of the same allegations.
     Between July 1998, when the Company learned of these actions and February 1999 when a draft examination report was received from a regulatory authority, the subsidiary conducted an internal review of its records and concluded that it had certain liabilities for the issues denoted as (1) and (2) in the preceding paragraph. Through December 31, 1998 it had paid or otherwise provided reserves aggregating $19.5 million to cover its best estimate of litigation and related costs associated with these issues. Management believes that the alleged practices denoted in (3) in the preceding paragraph, are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these matters.


Item 4-Submission of Matters to a Vote of Security Holders

     None


Item 4(a)-Executive Officers of the Registrant

Name                       Age    Position
----------------------     ---    ----------------------------------
Paul D. Adams               53    Senior Vice President, Chief Financial Officer
                                  since 1990 and Treasurer since 1993.

Spencer LeRoy, III          52    Senior Vice  President, General  Counsel,  and
                                  Secretary since 1992.

William A. Simpson          57    Senior Vice  President/ Mortgage Guaranty, and
                                  Director since  1980.  President since 1972 of
                                  Republic Mortgage Insurance Company, a wholly-owned subsidiary.

A. C. Zucaro                59    Chief  Executive Officer, President,  Director
                                  and Chairman of the Board since 1990, 1981, 1976 and 1993, respectively.

     The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers has been employed in executive capacities with the Company and/or its subsidiaries for the past five years.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                    Closing Price
                                                                              ------------------------          Cash
                                                                                High             Low          Dividends
                                                                              --------        --------        ---------
1st quarter 1997............................................................  $  18.25        $  16.75        $    .073
2nd quarter 1997............................................................     20.75           16.42             .087
3rd quarter 1997............................................................     26.54           20.25             .087
4th quarter 1997............................................................  $  26.59        $  23.17        $    .087
                                                                              ========        ========        =========

1st quarter 1998............................................................  $  30.09        $  23.79        $    .087
2nd quarter 1998............................................................     31.88           27.38             .100
3rd quarter 1998............................................................     30.88           22.06             .100
4th quarter 1998............................................................  $  23.69        $  18.00        $    .100
                                                                              ========        ========        =========

As of January 29, 1999, there were 3,651 registered holders of the Company's Common Stock. See Notes 3(b) and 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1998.

Item 6-Selected Financial Data
Years Ended December 31,

----------------------------------------------------------------------------------------------------------------------------
                                                1998             1997             1996             1995             1994
                                           -------------    -------------    -------------    -------------    -------------
FINANCIAL POSITION ($ millions):
  Cash and Invested Assets (a)...........  $     4,948.6    $     4,819.9    $     4,521.8    $     4,415.2    $     3,906.4
  Other Assets...........................        2,071.1          2,103.5          2,134.3          2,178.2          2,356.5
         Total Assets....................        7,019.7          6,923.4          6,656.2          6,593.5          6,262.9
  Liabilities, Other than Debt...........        4,569.1          4,627.2          4,581.5          4,587.9          4,543.4
  Debt and Debt Equivalents..............          145.1            142.9            154.0            320.5            314.7
         Total Liabilities...............        4,714.2          4,770.2          4,735.6          4,908.4          4,858.1
  Preferred Stock........................            1.2              1.0             20.6             72.5             75.4
  Common Shareholders' Equity............        2,304.2          2,152.1          1,900.0          1,612.5          1,329.3
         Total Capitalization (b)........  $     2,450.6    $     2,296.1    $     2,074.6    $     2,005.6    $     1,719.5
                                           =============    =============    =============    =============    =============

----------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
  Net Premiums and Fees Earned...........  $     1,810.6    $     1,628.0    $     1,507.7    $     1,374.0    $     1,423.2
  Net Investment and Other Income                  308.1            308.4            281.0            272.1            248.0
  Realized Investment Gains..............           53.0             26.3             15.1             49.7              7.7
         Net Revenues....................        2,171.7          1,962.8          1,803.9          1,695.9          1,679.0
  Benefits, Claims, Settlement
    Expenses and Dividends...............          782.1            787.6            752.0            747.9            761.2
  Underwriting and Other Expenses                  922.8            748.5            709.4            631.9            691.9
         Income Taxes....................          145.8            129.2            108.5            103.6             73.4
  Income Before Items Below..............          323.7            298.1            234.8            212.7            151.0
  Extraordinary Item (c).................            -                -               (4.4)             -                -
                                           -------------    -------------    -------------    -------------    -------------
         Net Income......................  $       323.7    $       298.1    $       230.3    $       212.7    $       151.0
                                           =============    =============    =============    =============    =============

----------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA (d):
  Net Income:
  Basic Earnings (e):
    Income Before Items Below............  $        2.35    $        2.22    $        1.76    $        1.76    $        1.23
    Extraordinary Item (c)...............             -                -              (.03)              -                -
                                           -------------    -------------    -------------    -------------    -------------
         Net Income......................  $        2.35    $        2.22    $        1.73    $        1.76    $        1.23
                                           =============    =============    =============    =============    =============

  Diluted Earnings (f):
    Income Before Items Below............  $        2.33    $        2.10    $        1.62    $        1.52    $        1.08
    Extraordinary Item (c)...............             -                -              (.03)              -                -
                                           -------------    -------------    -------------    -------------    -------------
         Net Income......................  $        2.33    $        2.10    $        1.59    $        1.52    $        1.08
                                           =============    =============    =============    =============    =============


  Dividends:    Cash.....................  $        .387    $        .333    $        .278    $        .227    $        .209
                                           =============    =============    =============    =============    =============
                Stock....................            50%               -%              50%               -%               -%
                                           =============    =============    =============    =============    =============
  Book Value.............................  $       17.27    $       15.59    $       14.57    $       13.58    $       11.46
                                           =============    =============    =============    =============    =============

  Common Shares (thousands):
    Outstanding..........................        133,402          138,069          130,408          118,716          115,956
                                           =============    =============    =============    =============    =============
    Average and Equivalent Shares:
                Basic....................        137,347          133,659          129,030          117,243          116,740
                                           =============    =============    =============    =============    =============
                Diluted..................        139,150          141,768          141,967          138,926          138,729
                                           =============    =============    =============    =============    =============
------------------------------------------------------------------------------------------------------------------------------------

See Notes on Following Page

Notes to Item 6-Selected Financial Data
--------------------------------------------------------------------------------

(a)  Consists of cash, investments and investment income due and accrued.
(b) Total capitalization consists of debt and debt equivalents, preferred stock, and common shareholders' equity.
(c) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount), and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount). Redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately
     9.6 million Old Republic common shares. The early retirement of the Company's debentures produced a net of tax charge of $4.4 or $.03 per share that has been reflected as an extraordinary item in 1996.
(d) Effective in 1997, the Company adopted Financial Accounting Statement (FAS) No. 128 "Earnings Per Share" which establishes a new methodology for computing earnings per share. It replaces Primary Earnings Per Share with Basic Earnings Per Share. Basic Earnings Per Share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted Earnings Per Share per FAS-128 is computed in a fashion similar to the former Fully Diluted Earnings Per Share as required by prior authoritative FASB pronouncements. Prior year data has been retroactively restated.
(e) Calculated after deduction of preferred stock dividend requirements of $.2 in 1998, $1.7 in 1997, $7.5 in 1996, $6.7 in 1995 and $7.0 in 1994.
(f) Calculated after deduction of preferred stock dividend requirements and, as applicable, after adjustment for post-tax convertible debentures interest of $4.0 in 1996, $.6 in 1995 and $.9 in 1994.

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

                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 1998 reflected increases in assets and common shareholders' equity of 1.4% and 7.1%, respectively, and a decrease in liabilities of 1.2% when compared to the immediately preceding year-end. Cash and invested assets represented 70.5% and 69.6% of consolidated assets as of December 31, 1998 and 1997, respectively.

     Relatively high short-term maturity investment positions are generally maintained to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in interest yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During 1998 and 1997, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities with an emphasis on tax-exempt bonds. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 1998 increased by 40.7% vis-a-vis the related invested balance at year-end 1997. At December 31, 1998, the Company had no investments in default as to principal and/or interest.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Old Republic employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4,376.7, the long term fixed maturity investment portfolio has an average maturity of 4.6 years and an indicated duration of 3.9. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 3.9%, or $173. With regard to its $162.1 common stock portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $16.2 in the market value of the Company's common stock portfolio. These possible declines in values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

     Consolidated operations produced positive cash flows for the latest three years. Higher cash flow in 1997 vis-a-vis 1996 and 1998 was due mainly to higher operating cash flow in Old Republic's general insurance segment. The Company's mortgage, title and life segments' cash flow from operations have been greater in each of the last three years.

     The  parent  holding  company  has  met its  liquidity  and  capital  needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan restrict the amount of debt the Company may incur; this covenant is being met.

     Old Republic's capitalization of $2,450.6 at December 31, 1998 consisted of debt and debt equivalents of $145.1, convertible preferred stock of $1.2, and common shareholders' equity of $2,304.2. The increase in the common shareholders' equity account during the past three years reflects primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of redeemable convertible preferred stock in 1997, the issuance of additional shares to effect a debt conversion in 1996, and an increase during 1998 and 1997 compared to a decrease during 1996 in the value of bonds and stocks carried at market value. Common shareholders' equity increases in 1998 and 1997 were partially offset by the acquisition of $151.1 and $62.1, respectively, of common stock in open market transactions. At its March 12, 1998 meeting, the Company's Board of Directors authorized the reacquisition of up to $150.0 of common shares as market conditions would warrant during the twenty-four month period from that date; as of December 31, 1998, a total of $31.9 of this authorization remained unutilized.

     In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount) and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for the redemption of its 11.5% debentures maturing in 2015 ($30.0 principal amount); redemption of these debentures was financed with internally available funds, while the subordinated debentures were converted by their terms into approximately 9.6 million Old Republic common shares. As a result of these redemptions and conversions, the Company's debt declined by $215.0 while its common shareholders' equity account rose by $108.6 during 1996. The early retirement of the debentures produced a net of tax charge of $4.4 ($0.03 per diluted common share) that has been reflected as an extraordinary item in 1996. In December 1996, the Company redeemed all ($54.8) of its Series "H" cumulative preferred stock with available funds. During the second quarter of 1997, the Company issued $115.0 of 7% debentures maturing June 15, 2007; proceeds from this offering were used principally to redeem commercial paper debt.

                              RESULTS OF OPERATIONS
Revenues:

     Consolidated net premiums and fees earned increased by 11.2%, 8.0% and 9.7% in 1998, 1997 and 1996, respectively. Property and liability earned premiums decreased 0.4% in 1998 and increased 4.5% in 1997 and 1.9% in 1996; premium production trends in this segment in the past three years were generally affected by the continuation of a soft pricing environment for most insurance coverages. Growth in mortgage guaranty premiums for the past three years was enhanced principally by a rise in the amount of renewal business, by territorial expansion, and by relatively strong mortgage lending activity, though 1998 premium revenue growth was hindered by higher loan refinancings. Title Group premiums and fee revenues increased 38.9% in 1998, 9.4% in 1997 and 20.3% in 1996. Greater housing and mortgage finance activity were the main reasons for the rise in revenues in these years. Life and disability premium volume increased during the last three years as a result of greater term life and accident insurance production.

     Net investment income grew by 0.9%, 3.9% and 3.4% in 1998, 1997 and 1996, respectively. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. The Company, as previously mentioned, used internal funds in 1998 and 1997 for open market purchases of its common stock and in 1996 to redeem certain debt and preferred stock, thus reducing the size and earning power of its invested asset base. The average annual yield on investments was 5.7%, 5.9% and 6.0% for the years ended December 31, 1998, 1997 and 1996, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a generally declining interest rate climate during the past three years, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower pre-tax yields.

     While the Company's investment policies have not been designed to maximize realized investment gains, such gains were higher in 1998 than those registered in 1997 and 1996. Dispositions of securities have been caused principally by calls prior to maturity by issuers of bonds and notes, and by sales of equity securities. In 1998, 58.3% of total fixed maturity securities dispositions represented contractual maturities and early calls of existing holdings; for the year 1997 and 1996 these amounted to 76.9% and 72.5%, respectively.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 43.2% in 1998, 48.4% in 1997 and 49.9% in 1996. Variations in these ratios, particularly in 1998, are partially due to the growth in revenue of the mortgage guaranty and title segments which have lower loss ratios than the general insurance segment. The general insurance portion of the claim ratio was affected positively by improving claims experience for liability insurance coverages and reduced costs associated with involuntary workers compensation pools; this was in part offset by higher loss ratios for physical damage coverages and a moderate amount of catastrophe claims in 1996 and 1998. The loss ratio for mortgage guaranty insurance decreased in 1998 compared to 1997 which itself had decreased slightly compared to that of 1996; the improvement was mostly attributable to the stable economic conditions of the past several years which have led to reduced mortgage defaults particularly in the California market. The title insurance loss ratio has been relatively flat in low single digits in each of the past three years due in part to favorable trends in claims frequency and severity for business underwritten since 1992.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 50.2% in 1998, 45.2% in 1997 and 46.0% in 1996. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratios increased in 1998 compared to 1997 and 1996 due in part to the previously mentioned premium production trends. During the past three years, the mortgage guaranty segment, particularly in 1998, experienced higher operating expenses due to greater costs associated with contract underwriting operations. The title insurance expense ratio has trended lower, especially in 1998, due in part to an increase in premium and fees volume without a proportional increase in expenses, though higher litigation and related costs in the second half of 1998 increased this segment's expense ratio by approximately 3.5% for the year as a whole. Consolidated interest and other charges, were approximately the same in 1998 and 1997 compared to 1996, due principally to the aforementioned reduction in outstanding debt.

Pre-Tax and Net Income:

     Consolidated income before taxes increased by 9.4%, 24.6% and 8.3% in 1998, 1997 and 1996, respectively. General insurance results declined in 1998 compared to 1997, due to poorer underwriting experience and a slight decrease in investment income; 1997 results increased compared to 1996 due to improved underwriting results in Old Republic's three largest segments and a slight increase in investment income. The general insurance segment continued as the largest contributor to consolidated earnings for each of the periods reported upon. The mortgage guaranty segment reflected rising earnings in each of the last three years due to increased revenues generating higher income from underwriting operations and a greater invested assets base. Increases in title insurance earnings during the past three years resulted from growth in premiums and fees, a stable loss ratio and a reduction in expense ratios. Life and disability operations, excluding the aforementioned non-recurring tax recovery item in 1997, have posted relatively flat earnings in the past three years.

     The effective consolidated income tax rates were 31.2% in 1998, 30.3% in 1997 and 31.6% in 1996. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-exempt investment income, on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. The lower rate in 1997 was also affected positively by the above noted income tax recoveries for prior years.

     See last paragraph under "Financial Position" above for extraordinary charge recorded in 1996.

Year 2000 Issues:

     The Company and its subsidiaries have been aware for several years of the issues associated with programming codes in existing computer systems as the Year 2000 approaches. Most Old Republic subsidiaries are operated with reasonable autonomy, and, accordingly, Year 2000 issues are independently managed at each of the operating entities. Simply stated, Year 2000 issues stem from computer programs that were written in earlier years with only two digits to specify a year, as opposed to four digits; such programs may therefore be unable to interpret dates beyond 1999, which could cause a system failure or other computer errors that could lead to a disruption of operations.

     Year 2000 issues could adversely affect the Old Republic subsidiaries' computer systems, and such other systems as communications, facilities management, service-related equipment and systems of customers, vendors and other important third party service providers. Possible adverse consequences include, but are not limited to, the inability to transact business, inability to execute transactions through financial institutions and the occurrence of Year 2000-related losses under certain insurance contracts. Accordingly, the Company could suffer material adverse financial effects if failure by major subsidiaries, significant vendors, important third parties or various governmental bodies to properly correct Year 2000 issues were to occur. The possible financial impact of all such effects cannot currently be estimated since the Company and its subsidiaries do not operate in a vacuum and cannot control the situations or actions of the various outside entities with which they deal.

     Old Republic's subsidiaries are scheduled to complete by March 31, 1999, the identification and implementation of changes, and the testing of systems affected by Year 2000 issues. Confirmations of Year 2000 compliance from principal customers, vendors and other important third party relationships are in process of being circulated. While this process is not completed, the Company is not currently aware of any principal customer, vendor, or other important third party whose Year 2000 projects will not be completed in a timely manner.

     The costs of identifying, implementing and testing the required changes has not been material to operating results. A significant portion of these costs were not incremental as the Company and its subsidiaries have mostly utilized existing resources.

     The Company's subsidiaries have commenced consideration of contingency plans in the event remediation efforts of Year 2000 issues are unsuccessful. Such plans should be more fully developed in 1999, to the extent deemed applicable and practicable.


                                OTHER INFORMATION

     Reference is here made to "Financial Information Relating to Segments of Business" appearing elsewhere herein.

     Historical data pertaining to the operating performance, liquidity, and other financial matters applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed claims can have a bearing on period-to-period comparisons and future operating results.

     Any forward-looking commentary or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, as well as periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses and work-related injuries. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, results are affected mostly by the amount of debt outstanding and its cost.

     Any forward-looking commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                                       Page No.
                                                                       --------

Consolidated Balance Sheets........................................     25-26
Consolidated Statements of Income...................................      27
Consolidated Statements of Comprehensive Income.....................      28
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity.....................................     29-30
Consolidated Statements of Cash Flows...............................      31
Notes to Consolidated Financial Statements.........................     32-52
Report of Independent Accountants...................................      53

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                 1998              1997
                                                                                             ------------      ------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,422.2
  and $2,306.1)...........................................................................   $    2,332.3      $    2,249.7
Other long-term investments (at cost).....................................................           25.1              15.4
                                                                                             ------------      ------------
                                                                                                  2,357.5           2,265.1
                                                                                             ------------      ------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $1,877.8 and $1,954.5)..................        1,954.4           2,009.9
Equity securities (at fair value) (cost: $117.0 and $60.9)................................          164.8             117.1
Short-term investments (at fair value which approximates cost)............................          377.6             328.0
                                                                                             ------------      ------------
                                                                                                  2,497.0           2,455.2
                                                                                             ------------      ------------
                                                                                                  4,854.5           4,720.4
                                                                                             ------------      ------------

Other Assets:
Cash......................................................................................           22.9              26.9
Securities and indebtedness of related parties............................................           41.9              46.4
Accrued investment income.................................................................           71.1              72.5
Accounts and notes receivable.............................................................          248.1             273.6
Reinsurance balances and funds held.......................................................           86.3              88.5
Reinsurance recoverable:      Paid losses.................................................           31.2              27.2
                              Policy and claim reserves...................................        1,292.9           1,333.5
Deferred policy acquisition costs.........................................................          143.9             126.2
Sundry assets.............................................................................          226.4             207.9
                                                                                             ------------      ------------
                                                                                                  2,165.2           2,203.0
                                                                                             ------------      ------------
  Total Assets............................................................................   $    7,019.7      $    6,923.4
                                                                                             ============      ============
































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                 1998              1997
                                                                                             ------------      ------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits....................................................................   $      187.6      $      183.3
Losses, claims and settlement expenses....................................................        3,406.5           3,529.7
Unearned premiums.........................................................................          360.1             375.8
Other policyholders' benefits and funds...................................................           52.5              61.1
                                                                                              ------------      ------------
  Total policy liabilities and accruals...................................................        4,006.9           4,150.0
Commissions, expenses, fees and taxes.....................................................          138.8             124.0
Reinsurance balances and funds............................................................          130.5             148.2
Federal income tax:     Current...........................................................            6.9               4.3
                        Deferred..........................................................          179.8             108.3
Debt and debt equivalents.................................................................          145.1             142.9
Sundry liabilities........................................................................          105.9              92.2
Commitments and contingent liabilities....................................................            -                 -
                                                                                              ------------      ------------
   Total Liabilities......................................................................        4,714.2           4,770.2
                                                                                              ------------      ------------

Preferred Stock:
Convertible preferred stock (*)...........................................................            1.2               1.0
                                                                                             ------------      ------------

Common Shareholders' Equity:
Common stock(*)...........................................................................          156.3             103.1
Additional paid-in capital................................................................          624.5             604.3
Unallocated shares - ESSOP................................................................           (5.1)             (6.1)
Retained earnings.........................................................................        1,709.9           1,486.8
Accumulated other comprehensive income....................................................           70.2              64.4
Treasury stock (at cost)..................................................................         (251.6)           (100.5)
                                                                                             ------------      ------------
   Total Common Shareholders' Equity......................................................        2,304.2           2,152.1
                                                                                             ------------      ------------
   Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................   $    7,019.7      $    6,923.4
                                                                                             ============      ============

------------
(*) At December 31, 1998 and 1997, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 270,858 in 1998 and 237,551 in 1997 were convertible preferred shares issued and outstanding. As of the same dates, there were 500,000,000 and 250,000,000 shares, respectively of common stock, $1.00 par value, authorized, of which 156,335,928 in 1998 and 154,699,842 in 1997 were issued and outstanding. At December 31, 1998 and 1997 there were 100,000,000 and 50,000,000 shares, respectively of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 22,933,321 and 16,630,075 as of December 31, 1998 and 1997, respectively.




















See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997               1996
                                                                         --------------    --------------    ---------------
Revenues:
Net premiums earned...................................................   $      1,568.1    $      1,464.6    $       1,360.4
Title, escrow, and other fees.........................................            242.4             163.3              147.2
Net investment income.................................................            273.1             270.8              260.5
Realized investment gains.............................................             53.0              26.3               15.1
Other income..........................................................             34.9              37.6               20.4
                                                                         --------------    --------------    ---------------
                                                                                2,171.7           1,962.8            1,803.9
                                                                         --------------    --------------    ---------------

Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses.............................            781.7             787.9              752.1
Dividends to policyholders............................................               .3               (.2)               -
Underwriting, acquisition, and insurance expenses.....................            908.4             735.0              693.3
Interest and other charges............................................             14.3              13.4               16.0
                                                                         --------------    --------------    ---------------
                                                                                1,704.9           1,536.1            1,461.5
                                                                         --------------    --------------    ---------------
Income before income taxes and items below............................            466.7             426.7              342.4
                                                                         --------------    --------------    ---------------


Income Taxes:     Currently payable...................................             80.8              75.4               65.7
                  Deferred............................................             64.9              53.7               42.8
                                                                         --------------    --------------    ---------------
                  Total...............................................            145.9             129.2              108.5
                                                                         --------------    --------------    ---------------
Income before items below.............................................            320.9             297.4              233.8
Equity in earnings of unconsolidated subsidiaries
  and minority interests..............................................              2.7                .6                 .9
                                                                         --------------    --------------    ---------------
Income before extraordinary item......................................            323.7             298.1              234.8
Extraordinary item, net of income tax credits of $2.4.................              -                 -                 (4.4)
                                                                         --------------    --------------    ---------------
Net Income............................................................   $        323.7    $        298.1    $         230.3
                                                                         ==============    ==============    ===============

Net Income Per Share:
  Basic:
    Before extraordinary item.........................................   $         2.35    $         2.22    $          1.76
    Extraordinary item................................................               -                 -                (.03)
                                                                         --------------    --------------    ---------------
    Net income........................................................   $         2.35    $         2.22    $          1.73
                                                                         ==============    ==============    ===============

  Diluted:
    Before extraordinary item.........................................   $         2.33    $         2.10    $          1.62
    Extraordinary item................................................               -                 -                (.03)
                                                                         --------------    --------------    ---------------
    Net income........................................................   $         2.33    $         2.10    $          1.59
                                                                         ==============    ==============    ===============

Average number of common and common
  equivalent shares outstanding:      Basic...........................      137,347,772       133,659,413        129,030,492
                                                                         ==============    ==============    ===============
                                      Diluted.........................      139,150,372       141,768,361        141,967,729
                                                                         ==============    ==============    ===============

Dividends Per Common Share:
  Cash................................................................   $         .387    $         .333    $          .278
                                                                         ==============    ==============    ===============
  Stock...............................................................              50%                -%                50%
                                                                         ==============    ==============    ===============





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997               1996
                                                                         --------------    --------------    ---------------
Net income as reported................................................   $        323.7    $        298.1    $         230.3
                                                                         --------------    --------------    ---------------

Other comprehensive income (loss):
  Foreign currency translation adjustment.............................             (1.9)              4.0                1.5
                                                                         --------------    --------------    ---------------
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during period...................             64.9              70.8              (24.9)
    Less: elimination of pretax realized gains included
      in income as reported...........................................             53.0              26.3               15.1
                                                                         --------------    --------------    ---------------
    Pretax unrealized gains (losses) on securities....................             11.9              44.4              (40.1)
    Deferred income taxes (credits)...................................              4.1              15.4              (13.1)
                                                                         --------------    --------------    ---------------
    Net unrealized gains (losses) on securities.......................              7.8              29.0              (26.9)
                                                                         --------------    --------------    ---------------
  Net additions (deletions)...........................................              5.9              33.0              (25.4)
                                                                         --------------    --------------    ---------------

Comprehensive income..................................................   $        329.5    $        331.2    $         204.9
                                                                         ==============    ==============    ===============








































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997              1996
                                                                         --------------    --------------    ---------------
Redeemable Convertible Preferred Stock:
  Balance, beginning of year..........................................   $          -      $         19.3    $          17.0
    Amortization to redemption value capitalized......................              -                 -                  (.1)
    Converted into common stock.......................................              -               (22.1)               (.4)
    Reclassification from debt equivalent.............................              -                 2.7                2.8
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $          -      $          -      $          19.3
                                                                         ==============    ==============    ===============

Convertible Preferred Stock:
  Balance, beginning of year..........................................   $          1.0    $          1.2    $            .6
    Exercise of stock options.........................................               .2               -                   .5
    Converted into common stock.......................................              -                 (.2)               -
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $          1.2    $          1.0    $           1.2
                                                                         ==============    ==============    ===============

Cumulative Preferred Stock:
  Balance, beginning of year..........................................   $          -      $          -      $          54.8
    Redemption of cumulative preferred stock..........................              -                 -                (54.8)
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $          -      $          -      $           -
                                                                         ==============    ==============    ===============

Common Stock:
  Balance, beginning of year..........................................   $        103.1    $         96.0    $          58.8
    Stock dividend....................................................             51.7               -                 31.8
    Dividend reinvestment plan........................................              -                 -                  -
    Exercise of stock options.........................................               .9                .3                 .3
    Acquisition of subsidiary.........................................               .5               -                   .4
    Conversion of convertible debentures..............................              -                 -                  4.2
    Conversion of convertible preferred stock.........................              -                 6.7                 .1
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $        156.3    $        103.1    $          96.0
                                                                         ==============    ==============    ===============

Additional Paid-in Capital:
  Balance, beginning of year..........................................   $        604.3    $        575.6    $         463.4
    Dividend reinvestment plan........................................               .6                .5                 .5
    Exercise of stock options.........................................             17.2               6.4                6.8
    Conversion of convertible debentures..............................              -                 -                104.4
    Conversion of convertible preferred stock.........................              -                21.7                 .2
    Reclassification from debt equivalent.............................              2.2               -                  -
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $        624.5    $        604.3    $         575.6
                                                                         ==============    ==============    ===============

Unallocated Shares - ESSOP:
  Balance, beginning of year..........................................   $         (6.1)   $            -    $           -
    Change for the year...............................................              1.0              (6.1)               -
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $         (5.1)   $         (6.1)   $           -
                                                                         ==============    ==============    ===============

Retained Earnings:
  Balance, beginning of year..........................................   $      1,486.8    $      1,235.3    $       1,071.8
    Net income........................................................            323.7             298.1              230.3
    Dividends on common: Cash.........................................            (52.8)            (44.9)             (35.9)
                       : Stock........................................            (51.7)               -               (31.8)
    Dividends on preferred stock......................................              (.2)             (1.7)              (7.5)
    Acquisition of subsidiary.........................................              4.1               -                  8.5
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $      1,709.9    $      1,486.8   $        1,235.3
                                                                         ==============    ==============    ===============



See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions) (Continued)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997              1996
                                                                         --------------    --------------    ---------------
Accumulated Other Comprehensive Income:
  Balance, beginning of year..........................................   $         64.4    $         31.4    $          56.8
    Foreign currency translation adjustments..........................             (1.9)              4.0                1.5
    Net unrealized gains (losses) on securities.......................              7.8              29.0              (26.9)
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $         70.2    $         64.4    $          31.4
                                                                         ==============    ==============    ===============

Treasury Stock:
  Balance, beginning of year..........................................   $       (100.5)   $        (38.4)   $         (38.4)
    Acquired during the year..........................................           (151.1)            (62.1)               -
                                                                         --------------    --------------    ---------------
  Balance, end of year................................................   $       (251.6)   $       (100.5)   $         (38.4)
                                                                         ==============    ==============    ===============













































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997              1996
                                                                         --------------    --------------    ---------------
Cash flows from operating activities:
  Net income..........................................................   $        323.7    $        298.1    $         230.3
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred policy acquisition costs.................................            (17.9)            (11.6)             (6.7)
    Premiums and other receivables....................................             25.4             (18.2)             18.6
    Unpaid claims and related items...................................            (80.4)             51.2              37.4
    Future policy benefits and policyholders' funds...................            (10.6)            (10.8)            (19.8)
    Income taxes......................................................             69.8              56.1              32.1
    Reinsurance balances and funds....................................            (18.9)             (1.9)             15.6
    Accounts payable, accrued expenses and other......................             42.7              24.6               3.9
                                                                         --------------    --------------    --------------
  Total...............................................................            333.6             387.5             311.6
                                                                         --------------    --------------    --------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls.......................................            171.4             173.3              91.9
    Available for sale:
     Maturities and early calls.......................................            132.2             280.6             200.6
     Other............................................................            217.5             136.2             111.1
  Sales of equity securities..........................................             36.5              29.0              45.9
  Sales of other investments..........................................              4.0              15.2               4.4
  Sales of fixed assets for company use...............................              1.7               3.0               3.4
  Purchases of fixed maturity securities:
    Held to maturity..................................................           (255.7)           (399.9)           (400.1)
    Available for sale................................................           (280.3)           (419.1)           (206.1)
  Purchases of equity securities......................................            (92.6)            (15.4)            (24.4)
  Purchases of other investments......................................            (13.7)             (5.5)             (2.7)
  Purchases of fixed assets for company use...........................            (25.6)            (10.5)            (12.4)
  Other-net...........................................................              1.1              (8.7)             (7.7)
                                                                         --------------    --------------    --------------
  Total...............................................................           (103.4)           (221.7)           (196.0)
                                                                         --------------    --------------    --------------

Cash flows from financing activities:
  Increase in term loans..............................................             30.0              10.0              88.0
  Issuance of debentures and notes....................................              5.1             116.8               -
  Issuance of preferred and common shares.............................             19.0               7.3              17.4
  Repayments of term loans............................................            (30.0)           (135.0)            (47.9)
  Redemption of debentures and notes..................................             (2.0)             (1.6)           (105.0)
  Dividends on common shares..........................................            (52.8)            (44.9)            (35.9)
  Dividends on preferred shares.......................................              (.2)             (1.7)             (7.6)
  Purchases of treasury shares........................................           (151.1)            (62.1)                -
  Redemption of cumulative preferred shares...........................               -                 -              (54.8)
  Other-net...........................................................             (2.7)              (.4)              (.6)
                                                                         --------------    --------------    --------------
  Total...............................................................           (184.7)           (111.7)           (146.6)
                                                                         --------------    --------------    --------------


Increase (decrease) in cash and short-term
 investments..........................................................             45.5              54.0             (31.1)
  Cash and short-term investments, beginning of year..................            355.0             301.0             332.1
                                                                         --------------    --------------    --------------
  Cash and short-term investments, end of year........................   $        400.5    $        355.0    $        301.0
                                                                         ==============    ==============    ==============






See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)
--------------------------------------------------------------------------------


     Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property & liability), mortgage guaranty, title, and life (life & disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty, Title Insurance, and Life Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. See Note 6 for a discussion of the Company's business segments.

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

(b) Accounting Principles-The Corporation's insurance underwriting subsidiaries maintain their records in confor mity with accounting practices prescribed or permitted by state insurance regulatory authorities. In consolidating such subsidiaries, adjustments have been made to conform their accounts with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 1998, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities are based on quoted market prices or estimated using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value. The aggregate fair value of fixed maturity securities - "held to maturity" at December 31, 1998 was above their carrying values.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross           Gross        Estimated
                                                           Amortized      Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
Fixed Maturity Securities:
  December 31, 1998:
     Held to maturity:
       Utilities.......................................   $     926.1     $     36.6      $       .3     $     962.4
       Tax-exempt......................................       1,405.4           53.5             -           1,458.9
       Redeemable preferred stocks.....................            .8            -               -                .8
                                                          -----------     ----------      ----------     -----------
                                                          $   2,332.3     $     90.2      $       .3     $   2,422.2
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     589.8     $     29.3      $      -       $     619.1
       Corporate.......................................       1,287.9           48.8             1.4         1,335.3
                                                          -----------     ----------      ----------     -----------
                                                          $   1,877.8     $     78.2      $      1.5     $   1,954.4
                                                          ===========     ==========      ==========     ===========


Fixed Maturity Securities:
  December 31, 1997:
     Held to maturity:
       Utilities.......................................   $   1,001.8     $     21.2      $      2.1     $   1,020.9
       Tax-exempt......................................       1,247.0           37.6              .2         1,284.4
       Redeemable preferred stocks.....................            .8            -               -                .8
                                                          -----------     ----------      ----------     -----------
                                                          $   2,249.7     $     58.9      $      2.4     $   2,306.1
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     658.5     $     26.2      $       .3     $     684.4
       Corporate.......................................       1,295.9           32.1             2.6         1,325.4
                                                          -----------     ----------      ----------     -----------
                                                          $   1,954.5     $     58.4      $      3.0     $   2,009.9
                                                          ===========     ==========      ==========     ===========

     The amortized cost and estimated fair value at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              Estimated
                                                                                              Amortized         Fair
                                                                                                 Cost           Value
                                                                                             -----------     -----------
      Fixed Maturity Securities:
         Held to Maturity:
          Due in one year or less..........................................................  $     182.9     $     184.7
          Due after one year through five years............................................      1,176.8         1,211.7
          Due after five years through ten years...........................................        969.2         1,021.9
          Due after ten years..............................................................          3.3             3.8
                                                                                             -----------     -----------
                                                                                             $   2,332.3     $   2,422.2
                                                                                             ===========     ===========

         Available for Sale:
          Due in one year or less..........................................................  $     202.2     $     203.7
          Due after one year through five years............................................        922.3           950.7
          Due after five years through ten years...........................................        713.5           750.8
          Due after ten years..............................................................         39.5            49.1
                                                                                             -----------     -----------
                                                                                             $   1,877.8     $   1,954.4
                                                                                             ===========     ===========

    Bonds and other  investments  carried at $165.1 as of December 31, 1998 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

    A summary of the Company's equity securities follows:

                                                                             Gross           Gross        Estimated
                                                                          Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
  Equity Securities:
     December 31, 1998:
       Common stocks...................................   $     114.4     $     58.2      $     10.6     $     162.1
       Non-redeemable preferred stocks.................           2.5             .1             -               2.7
                                                          -----------     ----------      ----------     -----------
                                                          $     117.0     $     58.4      $     10.6     $     164.8
                                                          ===========     ==========      ==========     ===========

     December 31, 1997:
       Common stocks...................................   $      57.9     $     57.7      $      1.8     $     113.8
       Non-redeemable preferred stocks.................           2.9             .3             -               3.2
                                                          -----------     ----------      ----------     -----------
                                                          $      60.9     $     58.0      $      1.8     $     117.1
                                                          ===========     ==========      ==========     ===========

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

  At December 31, 1998, the Corporation and its subsidiaries had no non-income producing fixed maturity securities.

  The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                  Years Ended December 31,
                                                                        -------------------------------------------
                                                                            1998            1997            1996
                                                                        -----------     -----------     -----------
   Investment income from:
     Fixed maturity securities........................................  $     251.2     $     249.5     $     240.6
     Equity securities................................................          2.8             1.9             2.6
     Short-term investments...........................................         17.1            16.4            16.0
     Other sources....................................................          8.5             9.0             8.4
                                                                        -----------     -----------     -----------
        Gross investment income.......................................        279.7           277.0           267.7
     Investment expenses (1)..........................................          6.5             6.2             7.2
                                                                        -----------     -----------     -----------
        Net investment income.........................................  $     273.1     $     270.8     $     260.5
                                                                        ===========     ===========     ===========
   Realized gains (losses) on:
     Fixed maturity securities:
        Held to maturity..............................................  $        .8     $        .2     $        .3
                                                                        -----------     -----------     -----------
        Available for sale:
          Gains.......................................................         11.1             2.5             2.6
          Losses......................................................          -               (.1)            (.1)
                                                                        -----------     -----------     -----------
          Net.........................................................         11.0             2.4             2.5
                                                                        -----------     -----------     -----------
          Total.......................................................         11.8             2.7             2.9
                                                                        -----------     -----------     -----------
        Equity securities.............................................         41.6            24.3            12.9
        Other assets..................................................          (.5)            (.6)            (.7)
                                                                        -----------     -----------     -----------
          Total.......................................................         53.0            26.3            15.1
     Income taxes.....................................................         18.5             9.3             5.3
                                                                        -----------     -----------     -----------
        Net realized gains............................................  $      34.4     $      17.0     $       9.8
                                                                        ===========     ===========     ===========
   Changes  in  unrealized   investment   gains   (losses)  on:
     Fixed maturity securities:
        Held to maturity (2)..........................................  $      33.3     $      33.8     $     (22.1)
                                                                        ===========     ===========     ===========

        Available for sale............................................  $      21.1     $      28.6     $     (50.3)
        Less:  Deferred income taxes (credits)........................          7.3             9.8           (17.1)
                                                                        -----------     -----------     -----------
          Net unrealized investment gains (losses)....................  $      13.7     $      18.7     $     (33.2)
                                                                        ===========     ===========     ===========

     Equity securities-available for sale.............................  $      (9.1)    $      15.7     $      10.1
     Less: Deferred income taxes (credits)............................         (3.2)            5.4             3.8
                                                                        -----------     -----------     -----------
        Net unrealized investment gains (losses)......................  $      (5.9)    $      10.3     $       6.2
                                                                        ===========     ===========     ===========

------------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $1.5, $1.7 and $1.7 for the years ended December 31, 1998, 1997 and 1996, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.

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

                                                                                      Years Ended December 31,
                                                                             ------------------------------------------
                                                                                1998            1997            1996
                                                                             ----------     -----------     -----------
       Deferred, beginning of year........................................   $    126.2     $     114.6     $     107.8
                                                                             ----------     -----------     -----------
       Acquisition costs deferred:
         Commissions - net of reinsurance.................................        132.6           131.7           116.6
         Premium taxes....................................................         31.8            32.5            30.6
         Salaries and other marketing expenses............................         84.7            62.0            65.8
                                                                              ----------     -----------     -----------
            Sub-total.....................................................        249.2           226.3           213.1
       Amortization charged to income.....................................       (231.4)         (214.7)         (206.4)
                                                                             ----------     -----------     -----------
            Change for the year...........................................         17.7            11.5             6.7
                                                                             ----------     -----------     -----------
       Deferred, end of year..............................................   $    143.9     $     126.2     $     114.6
                                                                             ==========     ===========     ===========

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

    At December 31, 1998 and 1997, the Life Insurance Group had $6,740.5 and $4,912.9, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                    1998                   1997
                                                                                 -----------            -----------
   Future Policy Benefits:
   Life Insurance Group:
     Life insurance..........................................................    $      75.7            $      69.3
     Annuities(1)............................................................           64.7                   69.4
     Disability/accident & health............................................           47.1                   44.6
                                                                                 -----------            -----------
        Total................................................................    $     187.6            $     183.3
                                                                                 ===========            ===========

   Unearned Premium:
     General Insurance Group.................................................    $     320.6            $     329.0
     Mortgage Guaranty Group.................................................           39.4                   46.7
                                                                                 -----------            -----------
        Total................................................................    $     360.1            $     375.8
                                                                                 ===========            ===========

------------
(1) The Company has entered into an agreement to sell its small annuity book of business; this will have no material effect on Old Republic's consolidated results or financial position.

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

    The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                       Years Ended December 31,
                                                                                 ----------------------------------
                                                                                     1998                   1997
                                                                                 -----------            -----------
Net Insurance in Force:
   Bonds.....................................................................    $   2,482.6            $   2,298.8
   Other.....................................................................             .4                     .5

Net Unearned Premiums:
   Bonds.....................................................................           12.5                   13.4
   Other.....................................................................    $        .4            $        .5
                                                                                 ===========            ===========

    With respect to mortgage guaranty insurance (net insurance in force of $57,401.1 and $50,362.3, at December 31, 1998 and 1997, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                             1998           1997            1996
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the beginning of each year, net of reinsurance
  losses recoverable...................................................  $   2,289.6    $    2,238.7    $   2,200.2
                                                                         -----------    ------------    -----------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year....................        950.5           933.5          865.9
  Change in provision for insured events of prior years................       (170.1)         (141.8)        (110.3)
                                                                         -----------    ------------    -----------
       Total incurred claims and claim adjustment expenses.............        780.4           791.6          755.6
                                                                         -----------    ------------    -----------
Payments:
  Claims and claim adjustment expenses attributable to
    insured events of the current year.................................        377.5           334.9          297.4
  Claims and claim adjustment expenses attributable to
    insured events of prior years......................................        484.1           405.8          419.6
                                                                         -----------    ------------    -----------
       Total payments..................................................        861.6           740.8          717.0
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the end of each year, net of reinsurance
  losses recoverable...................................................      2,208.4         2,289.6        2,238.7
Reinsurance losses recoverable.........................................      1,198.0         1,240.0        1,303.0
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses.............................................................  $   3,406.5    $    3,529.7    $   3,541.8
                                                                         ===========    ============    ===========

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders dividends, all of which tend to be affected by development of claims in future years, may offset in whole or in part developed claim redundancies or deficiencies for certain coverages such as workers' compensation.

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

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1998, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $66.6 gross, and $33.7 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 8.0 years (gross) and 12.3 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1998, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                                                                                     Years Ended December 31,
                                                                               ----------------------------------
                                                                                 1998         1997         1996
                                                                               --------     --------     --------

Statutory tax rate.......................................................         35.0%        35.0%        35.0%
Tax rate increases (decreases):
     Tax-exempt interest.................................................         (4.1)        (3.7)        (3.5)
     Dividends received exclusion........................................          (.1)         (.1)         (.1)
     Tax settlement......................................................           -          (1.4)          -
     Other items - net...................................................           .4           .5           .3
                                                                               --------     --------     --------
Effective tax rate.......................................................         31.2%        30.3%        31.6%
                                                                               ========     ========     ========

    The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                     December 31,
                                                                     --------------------------------------------
                                                                        1998            1997              1996
                                                                     ---------       -----------       ----------
Deferred Tax Assets:
   Future policy benefits........................................   $      3.5       $       3.3       $      2.3
   Losses, claims, and settlement expenses.......................        166.3             182.4            182.8
   Other.........................................................         15.9              12.4             10.0
                                                                    ----------       -----------       ----------
     Total gross deferred tax assets.............................        185.7             198.1            195.2
     Less-valuation allowance....................................          -                 -                 .7
                                                                    ----------       -----------       ----------
     Net deferred tax assets.....................................        185.7             198.1            194.4
                                                                    ----------       -----------       ----------
Deferred Tax Liabilities:
   Unearned premium reserves.....................................         21.4              15.2              8.9
   Deferred policy acquisition costs.............................         47.9              42.5             38.7
   Mortgage guaranty insurers' contingency reserves..............        228.4             181.3            135.3
   Fixed maturity securities adjusted to cost....................          6.8               6.9              5.9
   Unrealized investment gains...................................         42.9              38.2             22.8
   Title plants and records......................................          4.4               4.3              4.1
   Other.........................................................         13.5              17.8             17.6
                                                                    ----------       -----------       ----------
     Total deferred tax liabilities..............................        365.6             306.4            233.5
                                                                    ----------       -----------       ----------
     Net deferred tax liability..................................   $   (179.8)      $    (108.3)      $    (39.1)
                                                                    ==========       ===========       ==========

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

    Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $18.1 at December 31, 1998) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

    As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1983 to 1995. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed material adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.6 in 1998, $3.2 in 1997 and $4.6 in 1996.

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

    The Financial Accounting Standards Board (FASB) issued, in January, 1998, Statement of Financial Accounting Standards No. 132 (FAS-132) "Employers' Disclosures About Pensions and Other Postretirement Benefits". FAS-132 revises disclosures about pension and other postretirement benefit plans. The Statement did not change the measurements or recognition of pension or other postretirement costs of the plans.

    The changes in the projected benefit obligation are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997            1996
                                                                         ----------     -----------     -----------

Projected benefit obligation at beginning of year.....................   $    125.4     $     117.3     $     105.7
Increases (decreases) during the year attributable to:
   Service cost.......................................................          4.0             4.1             3.8
   Interest cost......................................................          8.5             8.2             7.8
   Actuarial (gains) losses...........................................         (1.9)            1.6             4.8
   Benefits paid......................................................         (6.5)           (5.9)           (5.4)
   Business combinations, divestitures, curtailments
      or settlements..................................................          -               -               (.3)
   Special termination benefits.......................................          -               -                .6
                                                                         ----------     -----------     -----------
Net increase for year.................................................          4.1             8.1            11.5
                                                                         ----------     -----------     -----------
Projected benefit obligation at end of year...........................   $    129.5     $     125.4     $     117.3
                                                                         ==========     ===========     ===========

    The changes in the fair value of net assets available for plan benefits are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997            1996
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan benefits
   at beginning of the year...........................................   $    135.2     $     124.4     $     112.6
Increases (decreases) during the year attributable to:
   Actual return on plan assets.......................................          7.7            16.2            15.3
   Sponsor contributions..............................................          1.1              .7             2.2
   Benefits paid......................................................         (6.5)           (5.9)           (5.4)
   Administrative expenses............................................          (.2)            (.2)            (.3)
                                                                         ----------     -----------     -----------
Net increase for year.................................................          2.0            10.7            11.8
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan
   benefits at the end of the year....................................   $    137.3     $     135.2     $     124.4
                                                                         ==========     ===========     ===========

    A reconciliation of the funded status of the plans is as follows:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            1998            1997
                                                                                        -----------     -----------

    Plan assets in excess of projected benefit obligations..........................    $       7.7     $       9.8
    Prior service cost not yet recognized in net periodic
      pension cost..................................................................             .2              .3
    Unrecognized net gain (loss)....................................................             .3            (1.0)
    Remaining unrecognized transition net assets from
       December 31, 1985............................................................           (1.0)           (1.6)
                                                                                        -----------     -----------
    Unfunded accrued pension asset recognized
        in the consolidated balance sheet...........................................    $       7.2     $       7.4
                                                                                        ===========     ===========

    The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                             1998           1997            1996
                                                                         ----------     -----------     -----------
    Service cost......................................................   $      4.0     $       4.1     $       3.8
    Interest cost.....................................................          8.5             8.2             7.8
    Expected return on plan assets....................................         (9.2)          (10.1)          (12.2)
    Amortization of unrecognized transition liability.................          (.5)           (1.0)           (1.5)
    Recognized (gain) loss............................................         (1.5)            -               2.5
    Prior service cost recognized.....................................          -                .1              .1
    Loss on business settlement or curtailment........................          -               -                .3
                                                                         ----------     -----------     -----------
    Net cost..........................................................   $      1.2     $       1.2     $        .9
                                                                         ==========     ===========     ===========

    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                                                December 31,
                                                                                         --------------------------
                                                                                            1998            1997
                                                                                         ----------      ----------
    Settlement discount rates.......................................................          7.03%           7.30%
    Rates of compensation increase..................................................          3.67%           4.00%
    Long-term rates of return on assets.............................................          8.18%           8.25%


    Included in the plans' assets are Common Shares of the Company valued at $11.2 and $12.7 as of December 31, 1998 and 1997, respectively.

    The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997            1996
                                                                         ----------     -----------     -----------
    Employees Savings and Stock Ownership Plan........................   $      7.4     $       4.0     $       4.0
    Other profit sharing..............................................          5.4             4.1             4.0
    Deferred and incentive compensation...............................   $     18.0     $      12.8     $      10.0
                                                                         ==========     ===========     ===========

       The Company sponsors a leveraged Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 1998, there were 7,102,553 Common Shares owned by the ESSOP of which 764,515 were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 2).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($681.7 and $541.7 at December 31, 1998 and 1997, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-In 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" which established a new methodology for computing earnings per share. Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of common stock equivalents. The following tables provide a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                                                Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        1998              1997              1996
                                                                  ---------------   ---------------   ---------------
Numerator:
       Income before extraordinary item.......................    $         323.7   $         298.1   $         234.8
       Less: Preferred stock dividends........................                 .2               1.7               7.5
                                                                  ---------------   ---------------   ---------------
       Numerator for basic earnings per share -
         income available to common stockholders..............              323.5             296.3             227.3

       Effect of dilutive securities:
         Convertible preferred stock dividends................                 .2               1.7               3.0
         Convertible debentures interest......................                -                 -                  .4
                                                                  ---------------   ---------------   ---------------
                                                                               .2               1.7               3.4
                                                                  ---------------   ---------------   ---------------
       Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions............................    $         323.7   $         298.1   $         230.7
                                                                  ===============   ===============   ===============

Denominator:
       Denominator for basic earnings per share -
         weighted-average shares..............................        137,347,772       133,659,413       129,030,492

       Effect of dilutive securities:
         Stock options........................................          1,558,133         1,763,123         1,237,181
         Convertible preferred stock..........................            244,467         6,345,825        10,512,543
         Convertible debentures...............................              -                 -             1,187,513
                                                                  ---------------   ---------------   ---------------
       Dilutive potential common shares.......................          1,802,600         8,108,948        12,937,237
                                                                  ---------------   ---------------   ---------------
         Denominator for diluted earnings per share -
            adjusted weighted-average shares and
            assumed conversions...............................        139,150,372       141,768,361       141,967,729
                                                                  ===============   ===============   ===============

       Basic earnings per share...............................    $          2.35   $          2.22   $          1.76
                                                                  ===============   ===============   ===============

       Diluted earnings per share.............................    $          2.33   $          2.10   $          1.62
                                                                  ===============   ===============   ===============

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

Supplemental cash flow information:                                              Years Ended December 31,
                                                                        -----------------------------------------
                                                                           1998            1997           1996
                                                                        ----------      ----------     ----------
    Cash paid during the year for:
       Interest......................................................   $      9.8      $      9.3     $     14.0
       Income taxes..................................................         70.3            73.0           75.2
                                                                        ----------      ----------     ----------
                                                                        $     80.2      $     82.3     $     89.2
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


Note 2-Debt and Debt Equivalents-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                         December 31,
                                                                      ---------------------------------------------------
                                                                               1998                        1997
                                                                      ----------------------      -----------------------
                                                                       Carrying      Fair          Carrying       Fair
                                                                        Amount       Value          Amount        Value
                                                                      ----------   ---------      ----------   ----------
Commercial paper due within 180 days with an
     average yield of 5.40% and 5.92%, respectively.................  $      9.8   $     9.8      $      9.8   $      9.8
Debentures maturing in 2007 at 7.0%.................................       114.9       124.8           114.9        119.2
Other miscellaneous debt............................................        15.1        15.1            12.0         12.0
                                                                      ----------   ---------      ----------   ----------
Total debt..........................................................       140.0       149.9           136.8        141.2
Common stock classified as a debt
     equivalent (See (a) below).....................................         5.1         5.1             6.1          6.1
                                                                      ----------   ---------      ----------   ----------
Total debt and debt equivalents.....................................  $    145.1   $   155.0      $    142.9   $    147.3
                                                                      ==========   =========      ==========   ==========

    The  carrying   amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt (including common stock classified as a debt equivalent see (a)below) at December 31, 1998 are as follows: 1999:
$14.6;  2000: $4.2;  2001:  $1.0; 2002: $.4; 2003: $.6; 2004 and after:  $123.9.
During 1998, 1997 and 1996, $10.0, $9.6, and $10.8, respectively, of interest expense on debt was charged to consolidated operations.

------------
(a) The Company has guaranteed bank loans (balance at December 31, 1998 was $5.1) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"). The loans have been used to fund the purchase of Series D Redeemable Convertible Preferred Stock from the Company by the Trust for the original amount of the loans. All remaining Series D Preferred Stock shares were fully converted into common shares as of August 22, 1997. The Trust's loan principal repayments (currently scheduled at $2.6 in 1999 and $2.5 in 2000) are expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest on the Trust's loans is payable quarterly and at rates ranging from 75% to 80% of the prime rate. See Notes 3a and 3c.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1998.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                   Convertible
                                                                  -------------
Preferred Stock Series:                                                G(1)
                                                                  -------------
Annual cumulative dividend rate per share.............            $         (1)
Conversion ratio of preferred into common shares .....                1 for .95
Conversion right begins...............................                  Anytime
Redemption and liquidation value per share............                      (1)
Redemption beginning in year...........................                     (1)
Total redemption value (millions)......................                     (1)
Vote per share.........................................                     one
Shares outstanding:
December 31, 1997......................................                 237,551
December 31, 1998......................................                 270,858
                                                                  =============

------------
(1) The Corporation has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock ("Series G") for issuance pursuant to the Corporation's Stock Option Plan. Series G has been issued under two different designations; the most recent designation being Series G-2 (except as otherwise stated, Series G and Series G-2 are collectively referred to as Series G). Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 1998, the annual dividend rate for Series G was $.82 per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See 3(d)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1998 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 1999 without the prior approval of appropriate regulatory authorities is approximately $207.2. However, management does not expect to distribute all such dividends since reinvested earnings are the Corporation's major source of capital to promote its growth, and support its obligations to policyholders.

(c) Debt Restrictions-Under the most restrictive covenants, the terms of Old Republic's guaranties relative to loan agreements described in Note 2(a) provide that while loans under such agreements are outstanding, Old Republic is restricted from, among other things, permitting "Debt" to exceed 25% of its consolidated tangible net worth (as adjusted for goodwill and net unrealized investment gains or losses, but including title plants and records) without approval of the lenders.

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

                                                                                  Years Ended December 31,
                                                                        -------------------------------------------
                                                                            1998            1997            1996
                                                                        -----------     -----------     -----------
    Option pricing/weighted average assumptions:
       Risk-free interest rates....................................           5.62%           6.63%           6.74%
       Dividend yield..............................................           2.11%           3.05%           2.49%
       Common stock market
         price volatility factors..................................             .22             .22             .22
       Expected option life........................................        10 years        10 years        10 years

    Comparative data:
       Net income:
         As reported...............................................     $     323.7     $     298.1     $     230.3
         Pro forma basis...........................................           319.8           297.3           228.4
       Basic earnings per share:
         As reported...............................................            2.35            2.22            1.73
         Pro forma basis...........................................            2.32            2.21            1.71
       Diluted earnings per share:
         As reported...............................................            2.33            2.10            1.59
         Pro forma basis...........................................     $      2.30     $      2.10     $      1.58
                                                                        ===========     ===========     ===========

    A summary of the status of the Corporation's stock options as of December 31, 1998, 1997 and 1996, and changes in outstanding options during the years then ended follows:

                                                               As of and for the Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                      1998                      1997                       1996
                                               --------------------      ---------------------     ---------------------
                                                           Weighted                   Weighted                  Weighted
                                                            Average                    Average                   Average
                                                           Exercise                   Exercise                  Exercise
                                                Shares       Price        Shares        Price       Shares        Price
                                               ---------   --------      ---------    --------     ---------    --------
      Outstanding at beginning of year ...     4,438,760    $ 12.83      3,237,204     $ 9.55      4,060,362     $ 8.99
      Granted.............................     1,067,402      29.24      1,734,750      17.83          7,500      14.75
      Exercised...........................     1,126,548      10.83        510,334       9.12        789,746       6.64
      Canceled and forfeited..............        71,172      18.23         22,860      10.45         40,912      10.75
                                               ---------                 ---------                 ---------
      Outstanding at end of year..........     4,308,442      17.34      4,438,760      12.83      3,237,204       9.55
                                               =========                 =========                 =========
      Exercisable at end of year..........     2,669,167      13.81      2,385,821      10.12      2,578,437       9.41
                                               =========                 =========                 =========
      Weighted average fair value of
         options granted during the year..                   $ 9.44                    $ 5.29                     $5.01
                                                             ======                    ======                     =====

   A summary of stock options outstanding and exercisable at December 31, 1998 follows:

                                                                  Options Outstanding                    Options Exercisable
                                                        -------------------------------------           ----------------------
                                                                        Weighted - Average
                                                                     ------------------------
                                                                     Remaining                                       Weighted-
                                                        Number          Con-                             Number       Average
                                                         Out-         tractual       Exercise           Exercis-      Exercise
          Ranges of Exercise Prices                     Standing        Life          Price               able         Price
       --------------------------------                ---------     ---------       --------           ---------    ---------
      $  4.65 to $ 5.61..........................        258,952     2.00 yrs.       $   5.53             235,943    $    5.54
      $  9.11 to $11.83..........................      1,577,706     5.38 yrs.          10.93           1,306,328        10.94
      $ 14.75 to $17.83..........................      1,423,979     7.99 yrs.          17.82           1,022,115        17.83
      $ 29.04 to $29.08..........................      1,047,805     9.00 yrs.       $  29.04             104,781    $   29.04
                                                       ---------                     ========           ---------    =========
         Total...................................      4,308,442                                        2,669,167
                                                       =========                                        =========

(e) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 1998. At the same date, there were 100,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

   The Corporation issued a total of 514,626 common shares valued at $4.6 and 1,112,400 common shares valued at $8.9 in 1998 and 1996, respectively to effect acquisitions which were not material to Old Republic's financial position or operating results.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1998 amounted to $1,481.3 and $81.0, respectively. Dividends declared during 1998, 1997 and 1996, to the Corporation by its subsidiaries amounted to $158.2, $226.6 and $152.8, respectively.

(g) Statutory Data-The policyholders' surplus and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                                      Policyholders' Surplus                   Net Income
                                                    -------------------------    ---------------------------------------
                                                           December 31,                  Years Ended December 31,
                                                    -------------------------    ---------------------------------------
                                                        1998          1997           1998          1997          1996
                                                    -----------   -----------    -----------   -----------   -----------
    General Insurance Group......................   $   1,236.9   $   1,222.9    $     163.6   $     171.1   $     182.6
    Mortgage Guaranty Group......................         113.2         123.8          146.8         141.3         111.6
    Title Insurance Group........................         112.5         114.2           18.9          14.9          14.1
    Life Insurance Group.........................   $      63.9   $      71.2    $        .1   $      16.5   $       5.6
                                                    ===========   ===========    ===========   ===========   ===========

Note 4-Commitments and Contingent Liabilities:
(a) Reinsurance-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium, contingent commission, and profit sharing arrangements for parts of its business in order to minimize losses for which it might become liable under insurance policies underwritten by it. To the extent that any reinsurance companies or retrospectively rated risks or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and agency agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

    Reinsurance protection for General Insurance operations generally limits the net loss on any one risk to the following maximums (in thousands): workers' compensation-$1,000; auto liability-$600; general liability-$600; and property coverages-$300. A substantial portion of the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $26. Title insurance risk assumptions, based on the title insurance subsidiary's financial resources, are currently limited to $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

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

    The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1998. For the years 1996 to 1998, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        1998              1997             1996
                                                                   --------------    -------------    --------------
General Insurance Group
Written premiums:      direct..................................    $      1,071.6    $     1,103.9    $      1,095.6
                       assumed.................................              25.3             32.7              48.4
                       ceded...................................    $        204.9    $       229.1    $        278.9
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $      1,078.1    $     1,100.6    $      1,096.8
                       assumed.................................              28.3             34.6              52.1
                       ceded...................................    $        203.9    $       228.9    $        281.3
                                                                   ==============    =============    ==============

Claims ceded...................................................    $        160.3    $       245.7    $        215.1
                                                                   ==============    =============    ==============

Mortgage Guaranty Group
Written premiums:      direct..................................    $        286.1    $       259.6    $        213.0
                       assumed.................................                .7               .2               -
                       ceded...................................    $          3.4    $          .8    $          1.1
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $        294.0    $       271.9    $        227.9
                       assumed.................................                .5              -                 -
                       ceded...................................    $          3.8    $          .9    $          1.2
                                                                   ==============    =============    ==============

Claims ceded...................................................    $           .1    $          .2    $           .8
                                                                   ==============    =============    ==============

Mortgage guaranty insurance in force as of
December 31:      direct.......................................    $     53,837.8    $    49,925.2    $     45,922.3
                  assumed......................................           3,963.1            658.4               -
                  ceded........................................    $        399.8    $       221.3    $        270.7
                                                                   ==============    =============    ==============

Life Insurance Group
Written premiums:      direct..................................    $         90.0    $        84.9    $         80.8
                       assumed.................................                .1               .3                .2
                       ceded...................................    $         25.4    $        32.5    $         32.8
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $         85.1    $        81.3    $         78.8
                       assumed.................................                .1               .3                .2
                       ceded...................................    $         26.2    $        32.9    $         33.1
                                                                   ==============    =============    ==============

Life insurance in force as of December 31:        direct.......    $     11,422.3    $     8,708.6    $      6,775.8
                                                  assumed......               -                -                 -
                                                  ceded........    $      4,681.7    $     3,795.6    $      2,806.2
                                                                   ==============    =============    ==============

Disability/accident and health insurance premiums ceded on a quota share basis:
    To affiliated companies....................................    $          1.5    $         1.5    $          3.1
    To unaffiliated companies..................................              15.0             18.2              18.9
                                                                   --------------    -------------    --------------
     Total.....................................................    $         16.6    $        19.8    $         22.0
                                                                   ==============    =============    ==============

    Percentage of direct and assumed premiums..................             28.4%            34.8%             37.7%
                                                                   ==============    =============    ==============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1998, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $128.2 are summarized as follows: 1999:
$30.3; 2000: $24.4; 2001: $18.5; 2002: $13.4 2003: $10.9; 2004 and after: $30.3.

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

   However, various governmental entities have filed suit against or performed examinations of the records of an underwritten title agency subsidiary operating in the State of California, which is consolidated in these financial statements. These actions allege that 1) the subsidiary failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. Additional suits seeking class action status have been filed on the basis of the same allegations.

   Between July 1998, when the Company learned of these actions and February 1999 when a draft examination report was received from a regulatory authority, the subsidiary conducted an internal review of its records and concluded that it had certain liabilities for the issues denoted as (1) and (2) in the preceding paragraph. Through December 31, 1998 it had paid or otherwise provided reserves aggregating $19.5 to cover its best estimate of litigation and related costs associated with these issues. Management believes that the alleged practices denoted in (3) in the preceding paragraph, are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these matters.


Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1998 is presented below. In the second quarter 1997, several life insurance subsidiaries recovered income taxes and related accumulated interest due to favorable resolutions with the Internal Revenue Service of various outstanding issues pertaining to income tax returns for the years 1979 through 1982. These cash recoveries, net of miscellaneous charges, increased other income by $12.6, reduced income tax expense by $5.9 and increased net income by $14.2 (10 cents per share).

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

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1998:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        417.9  $        462.9  $        480.8  $        483.5
Net investment income and realized gains..........             88.5            73.4            74.6            89.3
Total revenues....................................            506.5           536.6           555.6           573.0
Benefits, claims, and expenses....................            387.5           420.3           449.0           448.0
Net income........................................   $         81.5  $         80.4  $         74.6  $         87.1
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .58  $          .58  $          .54  $          .64
                         Diluted..................   $          .58  $          .57  $          .54  $          .64
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      138,541,904     137,756,505     136,914,815     135,164,446
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      140,824,777     139,993,613     138,870,948     136,551,439
                                                     ==============  ==============  ==============  ==============

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1997:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        383.2  $        421.2  $        422.6  $        438.2
Net investment income and realized gains..........             78.5            71.2            70.4            76.7
Total revenues....................................            461.8           492.6           493.2           515.1
Benefits, claims, and expenses....................            367.2           371.8           392.1           404.8
Net income........................................   $         65.2  $         88.3  $         69.1  $         75.4
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .49  $          .67  $          .51  $          .54
                         Diluted..................   $          .46  $          .62  $          .49  $          .53
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      130,513,487     130,383,032     134,509,503     138,718,711
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      142,266,700     141,494,007     141,999,192     141,080,148
                                                     ==============  ==============  ==============  ==============

Note 6-Information About Segments of Business - The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

    The Corporation does not derive over 10% of its revenue from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

    The General Insurance Group provides property and liability insurance to commercial clients and is the major contributor to consolidated operating income. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group accounting for 48.3% of the Group's direct premiums written in 1998. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation and general liability insurance, loan credit guaranty insurance, and surety bonds. The General Insurance Group's operations have been expanded, over the years, to insure certain specialty lines such as directors' and officers' liability and errors and omissions liability insurance, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.

    Real estate mortgage loan insurance produced by the Mortgage Guaranty Group protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 16% by savings and loan
associations,   69%  by  mortgage   bankers  and  15%  by  other  lenders.   The
Corporation's mortgage guaranty insurance in force at December 31, 1998, was originally produced by approximately 4,100 different lending institutions and about 2,200 such institutions originated business in 1998.

    The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

    The Life Insurance Group markets and writes consumer credit life and disability insurance primarily through automobile dealers. Old Republic has also written various conventional life and disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions. Old Republic also sells ordinary term life insurance through independent agents and brokers for relatively large face amounts, in both the United States and Canada.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                  Segment Reporting
-------------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       1998              1997             1996
                                                                   -------------    -------------    --------------
General Insurance Group:
     Net premiums earned........................................   $       902.5    $       906.3    $        867.6
     Net investment income and other income(a)..................           208.7            213.2             207.3
                                                                   -------------    -------------    --------------
        Total...................................................   $     1,111.3    $     1,119.5    $      1,074.9
                                                                   =============    =============    ==============
     Income before taxes........................................   $       192.0    $       208.3    $        188.8
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        60.2    $        60.7    $         55.1
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     5,160.2    $     5,300.6    $      5,350.5
                                                                   =============    =============    ==============

Mortgage Guaranty Group:
     Net premiums earned........................................   $       290.7    $       271.0    $        226.5
     Net investment income and other income(a)..................            57.5             42.3              36.0
                                                                   -------------    -------------    --------------
        Total...................................................   $       348.3    $       313.3    $        262.6
                                                                   =============    =============    ==============
     Income before taxes........................................   $       155.3    $       141.5    $        120.2
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        52.6    $        47.6    $         41.4
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     1,092.2    $       922.9    $        760.5
                                                                   =============    =============    ==============

Title Insurance Group:
     Net premiums earned........................................   $       315.8    $       238.6    $        220.2
     Title, escrow and other fees  .............................           242.4            163.3             147.2
                                                                   -------------    -------------    --------------
        Sub-total...............................................           558.2            402.0             367.4
     Net investment income and other income(a)..................            20.6             21.4              20.4
                                                                   -------------    -------------    --------------
        Total...................................................   $       578.8    $       423.4    $        387.9
                                                                   =============    =============    ==============
     Income before taxes........................................   $        64.6    $        36.5    $         24.6
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        21.9    $        12.4    $          8.1
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $       460.9    $       419.4    $        408.2
                                                                   =============    =============    ==============

Life Insurance Group:
     Net premiums earned........................................   $        59.0    $        48.6    $         46.0
     Net investment income and other income(a)(c)...............            13.7             26.8              14.5
                                                                   -------------    -------------    --------------
        Total...................................................   $        72.7    $        75.4    $         60.5
                                                                   =============    =============    ==============
     Income before taxes........................................   $         6.6    $        19.9    $          7.0
                                                                   =============    =============    ==============
     Income tax expense (credits)...............................   $        (6.6)   $         1.1    $          2.6
                                                                   =============    =============    ==============
     Segment assets - at year end(d)............................   $       329.5    $       309.4    $        310.3
                                                                   =============    =============    ==============

                                     Reconciliations of Segments to Consolidated
-------------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       1998              1997             1996
                                                                   -------------    -------------    --------------
Revenues:
     Total revenues for reportable segments.....................   $     2,111.3    $     1,931.8    $      1,786.1
     Net realized investment gains..............................            53.0             26.3              15.1
     Other revenues.............................................            11.7             15.4              15.8
     Elimination of intersegment revenues(b)....................            (4.3)           (10.8)            (13.2)
                                                                   -------------    -------------    --------------
        Total consolidated revenues.............................   $     2,171.7    $     1,962.8    $      1,803.9
                                                                   =============    =============    ==============

Income before taxes:
     Total income before taxes of reportable segments...........   $       418.7    $       406.4    $        340.8
     Net realized investment gains..............................            53.0             26.3              15.1
     Other sources - net........................................            (4.0)            (4.4)            (11.7)
     Elimination of intersegment profits(b).....................             (.8)            (1.6)             (1.7)
                                                                   -------------    -------------    --------------
     Income before income taxes and
        extraordinary items.....................................   $       466.7    $       426.7    $        342.4
                                                                   =============    =============    ==============

Assets
     Total assets for reportable segments.......................   $     7,043.1    $     6,952.5    $      6,829.6
     Other assets...............................................           114.1            138.2              50.6
     Elimination of intersegment investment(b)..................          (137.5)          (167.3)           (224.1)
                                                                   -------------    -------------    --------------
        Consolidated total......................................   $     7,019.7    $     6,923.4    $      6,656.2
                                                                   =============    =============    ==============

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method. (a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c) 1997 includes $12.6 of interest income from settlement of prior years' tax issues./(d) The Company has entered into an agreement to sell its small annuity book of business; this will have no material effect on Old Republic's consolidated results or financial position. (see Note 1(f))

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------















To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                   PricewaterhouseCoopers LLP



Chicago, Illinois
March 10, 1999

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1999 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 21, 1999. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1999 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 21, 1999.

Item 12-Security Ownership of Certain Beneficial Owners and Management

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1999 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 21, 1999.

Item 13-Certain Relationships and Related Transactions

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 1999 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 21, 1999.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1. Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 1999 under cover of Form 10-K/A.
    3. See  exhibit  index on  page 57  of  this report.

(b) Reports on Form 8-K:
    1. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By     :   /s/ A. C. Zucaro
           ----------------------------------------         -------------------
           A. C. Zucaro, Chairman of the Board,                     Date
           Chief Executive Officer, President and Director



By     :   /s/ Paul D. Adams
           ----------------------------------------         -------------------
           Paul D. Adams, Senior Vice President,                    Date
           Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


   /s/ Harritngton Bischof                      /s/ John W. Popp
--------------------------------             -----------------------------------
Harrington Bischof, Director*                John W. Popp, Director*


   /s/ Anthony F. Colao                         /s/ William A. Simpson
--------------------------------             -----------------------------------
Anthony F. Colao, Director*                  William A. Simpson, Director*
Senior Vice President                        President of Republic Mortgage
                                             Insurance Company


   /s/ Jimmy A. Dew                             /s/ Arnold L. Steiner
--------------------------------             -----------------------------------
Jimmy A. Dew, Director*                      Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company


   /s/ Kurt W. Kreyling                         /s/ David Sursa
--------------------------------             -----------------------------------
Kurt W. Kreyling, Director*                  David Sursa, Director*


   /s/ Peter Lardner                            /s/ William F. White, Jr.
--------------------------------             -----------------------------------
Peter Lardner, Director*                        William G. White, Jr., Director*
Chief Executive Officer of
Bituminous Casualty Corporation


   /s/ Wilbur S. Legg
--------------------------------
Wilbur S. Legg, Director*
















*  By/S/A. C. Zucaro
   Attorney-in-fact
   Date: March 11, 1999

                                  EXHIBIT INDEX


     An index of exhibits required by item 601 of Regulation S-K follows:

(3)  Articles of incorporation and by-laws.

     (A)     Restated Certificate of Incorporation, as amended.

     (B) * By-laws, as amended. Exhibit 3.2 to Form S-3 Registration Statement No. 333-43311).

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

     (F) * Supplemental Indenture No.1 dated as of June 16, 1997 supplementing the Indenture (Exhibit 4.3 to Registrant's Form 8-A filed June 16,
             1997).

     (G)  *  Supplemental   Indenture  No. 2  dated  as  of  December  31,  1997
             supplementing the Indenture.  (Exhibit 4(G) to Registrant's  Annual
             Report on Form 10-K for 1997)


(10) Material contracts.

**   (A)     Copy  of  the  Amended  and  Restated  Old  Republic  International
             Corporation Key Employees Performance Recognition Plan.

**   (B)  *  1985  Old   Republic International  Corporation Non-qualified Stock
             Option Plan A (Exhibit  10.1  to  Form S-3  Registration  Statement
             No. 2-98166).

**   (C)  *  Amendments  to 1985 Old  Republic  International  Corporation  Non-
             qualified  Stock  Option  Plan  A  (Exhibit  10(G) to  Registrant's
             Annual Report on Form 10-K for 1991).

**   (D)  *  Amended and Restated  1992 Old Republic  International  Corporation
             Non -qualified  Stock Option Plan.  (Exhibit 10(D) to  Registrant's
             Annual Report on Form 10-K for 1997)

**   (E)  *  Amended  and  Restated  Old  Republic   International   Corporation
             Executives   Excess  Benefits  Pension  Plan.   (Exhibit  10(E)  to
             Registrant's Annual Report on Form 10-K for 1997)

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

**   (H)  *  Copy of Bitco Key Employees Performance  Recognition Plan. (Exhibit
             10(H) to Registrant's Annual Report on Form 10-K 1997)

                           (Exhibit Index, Continued)


**   (I)  *  Copy of a written description of the RMIC Key Employee  Performance
             Recognition  Plan (Exhibit 10(Q) to  Registrant's  Annual Report on
             Form 10-K for 1991.)

(21)      Subsidiaries of the registrant.

(23)      Consent of PricewaterhouseCoopers LLP

(24)      Powers of attorney

(28)      Consolidated Schedule P (To be filed by amendment.)



*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.