Form 10-K/A
period 1998-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-04-21
CIK 74260

As in effect
     3/1/61

                                   FORM 10K/A1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Sections 12, 13, or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



                     OLD REPUBLIC INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1
                                              ---

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1998 on Form 10K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits or other portions amended)

                                    SEE INDEX


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



Date: April 15, 1999                     By:          /s/ Paul D. Adams
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









                                 Total Pages: 11
                                             ----

                                      INDEX



FINANCIAL  STATEMENT  SCHEDULES
-------------------------------

Report of Independent  Accountants

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule   I - Summary of  Investments -  Other than  Investments  in Related
               Parties as of December 31, 1998

Schedule  II - Condensed Financial  Information of Registrant for the years ended December 31, 1998, 1997 and 1996

Schedule III - Supplementary  Insurance  Information  for the years ended
               December 31, 1998, 1997 and 1996

Schedule  IV - Reinsurance for the years ended December 31, 1998, 1997 and 1996

Schedule  VI - Supplemental  Information  Concerning  Property  - Casualty
               Insurance Operations for the years ended December 31, 1998, 1997 and 1996

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.



EXHIBITS *
----------

     (28)     Consolidated Schedule P.




*  Not covered in the Report of Independent Acountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our report on the consolidated financial statements of Old Republic International Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 is included on page 53 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                               /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
March 10, 1999


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1998
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------



    Column A                                                                Column B          Column C          Column D
-----------------                                                        --------------    --------------    --------------
                                                                                                                Amount at
                                                                                               Fair          which shown in
Type of investment                                                          Cost (a)           Value          balance sheet
------------------                                                       --------------    --------------    --------------
Held to maturity:
     Fixed maturity securities:
         States, municipalities and political subdivisions               $    1,405,439    $    1,458,967    $    1,405,439
         Public utilities                                                       926,109           962,435           926,109
         Redeemable preferred stocks                                                846               852               846
                                                                         --------------    --------------    --------------
                                                                              2,332,394    $    2,422,254         2,332,394
                                                                         --------------    ==============    --------------
     Other long-term investments:
         Mortgage loans on real estate                                            7,821                               7,821
         Policy loans                                                             2,001                               2,001
         Other long-term investments                                             15,345                              15,345
                                                                         --------------                      --------------
                                                                                 25,168                              25,168
                                                                         --------------                      --------------
             Total                                                            2,357,563                           2,357,563
                                                                         --------------                      --------------


Available for sale:
     Fixed maturity securities:
         United States Government and government
             agencies and authorities                                           566,518    $      593,451           593,451
         Foreign government                                                      23,356            25,704            25,704
         Corporate, industrial and all other                                  1,287,946         1,335,343         1,335,343
                                                                         --------------    --------------    --------------
                                                                              1,877,820    $    1,954,498         1,954,498
                                                                         --------------    ==============    --------------
     Equity Securities:
         Non-redeemable preferred stocks                                          2,550    $        2,715             2,715
         Common stocks:
             Banks, trusts and insurance companies                                3,267             6,853             6,853
             Industrial, miscellaneous and all other                            111,193           155,273           155,273
                                                                         --------------    --------------    --------------
                                                                                117,010    $      164,841           164,841
                                                                         --------------    ==============    --------------
     Short-term investments                                                     377,666                             377,666
                                                                         --------------                      --------------
             Total                                                            2,372,496                           2,497,006
                                                                         --------------                      --------------
                 Total Investments                                       $    4,730,059                      $    4,854,569
                                                                         ==============                      ==============

Note:(a) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                     December 31,
                                                                                           --------------------------------
                                                                                                1998              1997
                                                                                           --------------    --------------
Assets:

Bonds and notes                                                                            $        9,500    $        9,500
Short-term investments                                                                             52,380            84,370
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                     2,320,440         2,107,315
     Indebtedness of affiliates                                                                    53,922            70,213
     Preferred stock, at cost                                                                       5,500            13,000
Other assets                                                                                       18,452            17,189
                                                                                           --------------    --------------
     Total Assets                                                                          $    2,460,196    $    2,301,589
                                                                                           ==============    ==============

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                      $       22,625    $       17,243
Debt and debt equivalents                                                                         120,047           121,041
Indebtedness to affiliates and subsidiaries                                                        12,012            10,119
Commitments and contingent liabilities                                                                ---               ---
                                                                                           --------------    --------------
     Total Liabilities                                                                            154,685           148,404
                                                                                           --------------    --------------

Convertible preferred stock                                                                         1,244             1,022
                                                                                           --------------    --------------

Common Shareholders' Equity:
Common stock                                                                                      156,335           103,133
Additional paid-in capital                                                                        624,519           604,356
Unallocated shares - ESSOP                                                                         (5,100)           (6,100)
Retained earnings                                                                               1,709,966         1,486,940
Accumulated other comprehensive income                                                             70,239            64,400
Treasury stock (at cost)                                                                         (251,694)         (100,567)
                                                                                           --------------    --------------
     Total Common Shareholders' Equity                                                          2,304,266         2,152,163
                                                                                           --------------    --------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                     $    2,460,196    $    2,301,589
                                                                                           ==============    ==============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              1998              1997              1996
                                                                         --------------    --------------    --------------
Revenues:
Investment income from subsidiaries                                      $        6,478    $        7,252    $        7,856
Real estate and other income                                                      3,361             3,250             3,081
Other investment income                                                           3,632             2,274               986
                                                                         --------------    --------------    --------------
       Total Revenues                                                            13,472            12,778            11,923
                                                                         --------------    --------------    --------------

Expenses:
Interest -- subsidiaries                                                            605             4,914             6,754
Interest -- other                                                                 8,156             4,253             4,015
Real estate and other expenses                                                    2,280             2,274             2,470
General expenses, taxes and fees                                                  6,541             5,937            10,706
                                                                         --------------    --------------    --------------
       Total Expenses                                                            17,583            17,379            23,947
                                                                         --------------    --------------    --------------
Revenues, net of expenses                                                        (4,110)           (4,600)          (12,023)

Federal income tax credits                                                         (938)           (2,221)           (4,315)
                                                                         --------------    --------------    --------------
Loss before item below                                                           (3,172)           (2,379)           (7,707)
Extraordinary item, net of tax credits                                              ---               ---            (4,497)
                                                                         --------------    --------------    --------------
Loss before equity in earnings of subsidiaries                                   (3,172)           (2,379)          (12,205)

Equity in Earnings of Subsidiaries:
     Dividends received                                                         158,294           226,685           152,875
     Earnings in excess of dividends                                            168,622            73,816            89,695
                                                                         --------------    --------------    --------------

Net Income                                                               $      323,744    $      298,122    $      230,365
                                                                         ==============    ==============    ==============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              1998              1997              1996
                                                                         --------------    --------------    --------------
Cash flows from operating activities:
     Net income                                                          $      323,744    $      298,122    $      230,365
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Accounts receivable                                                        505              (409)              219
         Income taxes - net                                                       6,663            (3,205)          (10,264)
         Excess of equity in net income of subsidiaries
            over dividends received                                            (198,665)         (101,322)          (89,695)
         Accounts payable, accrued expenses and other                               530            (4,805)            2,072
                                                                         --------------    --------------    --------------
     Total                                                                      132,778           188,380           132,696
                                                                         --------------    --------------    --------------

Cash flows from investing activities:
     Sales of fixed maturity securities                                             ---             2,600               ---
     Sales of other investments                                                     ---               204               227
     Sales of fixed assets for company use                                          113               107               126
     Purchases of other investments                                                (527)              ---               ---
     Purchases of fixed assets for company use                                      (29)              ---               ---
     Investments in, and indebtedness of related parties - net                   20,782          (124,897)            2,769
                                                                         --------------    --------------    --------------
     Total                                                                       20,339          (121,985)            3,123
                                                                         --------------    --------------    --------------

Cash flows from financing activities:
     Issuance of debentures and notes                                               ---           115,000               ---
     Issuance of preferred and common stock                                      19,089             7,381            17,423
     Repayment of term loans                                                        ---               ---            (1,000)
     Redemption of debentures and notes                                             ---               ---          (105,084)
     Dividends on common shares                                                 (52,859)          (44,939)          (35,915)
     Dividends on preferred shares                                                 (210)           (1,773)           (7,662)
     Purchase of treasury stock                                                (151,127)          (62,138)              ---
     Redemption of cumulative preferred stock                                       ---               ---           (54,802)
                                                                         --------------    --------------    --------------
     Total                                                                     (185,107)           13,528          (187,042)
                                                                         --------------    --------------    --------------

Increase (decrease) in cash and short-term investments                          (31,990)           79,923           (51,222)
Cash and short-term investments, beginning of year                               84,370             4,447            55,669
                                                                         --------------    --------------    --------------
Cash and short-term investments, end of year                             $       52,380    $       84,370    $        4,447
                                                                         ==============    ==============    ==============
Supplemental Information:
     Noncash dividends received from subsidiaries                        $       30,043    $       27,505    $          ---
                                                                         ==============    ==============    ==============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1998, 1997 and 1996
                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------------

              Column A                         Column B          Column C         Column D          Column E         Column F
--------------------------------------     ----------------  ---------------- ----------------  ---------------- ----------------

                                                              Future Policy
                                              Deferred          Benefits,                        Other Policy
                                               Policy            Losses,                          Claims and
                                             Acquisition       Claims and        Unearned          Benefits          Premium
                  Segment                       Costs         Loss Expenses      Premiums           Payable          Revenue
--------------------------------------     ----------------  ---------------- ----------------  ---------------- ----------------
Year Ended December 31, 1998:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                       $55,295        $1,815,168         $278,749           $50,839         $902,599
     Mortgage Insurance Group                       56,272           167,747           39,050               431          290,731
     Title Insurance Group                             ---           211,743              ---               375          315,854
     Life Insurance Group                           32,402           148,977              ---               902           59,001
     Reinsurance Losses Recoverable (a)                ---         1,250,639           42,319               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Total Insurance Underwriting               143,970         3,594,276          360,120            52,548        1,568,185
     Corporate                                         ---               ---              ---               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Consolidated                              $143,970        $3,594,276         $360,120           $52,548       $1,568,185
                                           ================  ================ ================  ================ ================

Year Ended December 31, 1997:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                       $56,489        $1,919,323         $289,858           $59,483         $906,342
     Mortgage Insurance Group                       45,392           150,821           46,383               371          271,005
     Title Insurance Group                             ---           206,928              ---               350          238,672
     Life Insurance Group                           24,319           142,091              ---               970           48,653
     Reinsurance Losses Recoverable (a)                ---         1,293,937           39,563               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Total Insurance Underwriting               126,201         3,713,101          375,805            61,175        1,464,674
     Corporate                                         ---               ---              ---               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Consolidated                              $126,201        $3,713,101         $375,805           $61,175       $1,464,674
                                           ================  ================ ================  ================ ================

Year Ended December 31, 1996:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                       $54,263        $1,900,624         $289,041           $62,599         $867,662
     Mortgage Insurance Group                       41,769           119,026           58,320               717          226,597
     Title Insurance Group                             ---           205,309              ---               420          220,216
     Life Insurance Group                           18,570           143,694              ---             1,573           46,006
     Reinsurance Losses Recoverable (a)                ---         1,356,757           39,446               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Total Insurance Underwriting               114,603         3,725,412          386,808            65,311        1,360,483
     Corporate                                         ---               ---              ---               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Consolidated                              $114,603        $3,725,412         $386,808           $65,311       $1,360,483
                                           ================  ================ ================  ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.2 billion at December 31, 1998, $1.3 billion at December 31, 1997 and $1.3 billion at
     December 31, 1996. FAS No. 113 did not have any effect on the Company's results of operations.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 1998, 1997 and 1996
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------

               Column A                           Column G         Column H         Column I         Column J         Column K
--------------------------------------        ---------------- ---------------- ---------------- ---------------- ----------------

                                                                  Benefits,      Amortization
                                                                   Claims,        of Deferred
                                                    Net          Losses and         Policy            Other
                                                Investment       Settlement       Acquisition       Operating        Premiums
                   Segment                        Income          Expenses           Costs          Expenses          Written
--------------------------------------        ---------------- ---------------- ---------------- ---------------- ----------------
Year Ended December 31, 1998:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                         $191,873         $641,392         $182,974          $94,854         $892,064
     Mortgage Insurance Group                          40,114           78,170           40,401           74,380          283,398
     Title Insurance Group                             19,834           29,008              ---          485,254          315,854
     Life Insurance Group                              13,592           33,583            8,041           24,521           64,664
     Reinsurance Losses Recoverable (a)                   ---              ---              ---              ---              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Total Insurance Underwriting                  265,414          782,154          231,417          679,010        1,555,981
     Corporate                                          7,776              ---              ---           12,410              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Consolidated                                 $273,190         $782,154         $231,417         $691,421       $1,555,981
                                              ================ ================ ================ ================ ================

Year Ended December 31, 1997:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                         $197,831         $644,583         $178,176          $88,400         $907,529
     Mortgage Insurance Group                          35,542           95,530           31,951           44,381          259,068
     Title Insurance Group                             19,037           18,799              ---          368,085          238,672
     Life Insurance Group                              13,577           28,706            4,608           22,222           52,772
     Reinsurance Losses Recoverable (a)                   ---              ---              ---              ---              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Total Insurance Underwriting                  265,989          787,620          214,736          523,091        1,458,042
     Corporate                                          4,817              ---              ---           10,693              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Consolidated                                 $270,807         $787,620         $214,736         $533,785       $1,458,042
                                              ================ ================ ================ ================ ================
Year Ended December 31, 1996:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                         $194,338         $626,466         $168,658          $91,097         $865,197
     Mortgage Insurance Group                          30,401           81,645           31,170           29,641          211,898
     Title Insurance Group                             18,621           18,413              ---          344,904          220,216
     Life Insurance Group                              14,165           25,590            6,612           21,285           48,347
     Reinsurance Losses Recoverable (a)                   ---              ---              ---              ---              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Total Insurance Underwriting                  257,526          752,115          206,441          486,929        1,345,659
     Corporate                                          3,050              ---              ---           16,121              ---
                                              ---------------- ---------------- ---------------- ---------------- ----------------
        Consolidated                                 $260,577         $752,115         $206,441         $503,050       $1,345,659
                                              ================ ================ ================ ================ ================


Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.2 billion at December 31, 1998, $1.3 billion at December 31, 1997 and $1.3 billion at
     December 31, 1996. FAS No. 113 did not have any effect on the Company's results of operations.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 1998, 1997 and 1996
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

               Column A                       Column B           Column C          Column D          Column E          Column F
---------------------------------------   -----------------  ----------------  ----------------- -----------------  ---------------

                                                                                                                      Percentage
                                                                   Ceded            Assumed                           of amount
                                                 Gross            to other         from other            Net           assumed
                                                amount           companies         companies           amount           to net
                                          -----------------  ----------------  ----------------- -----------------  ---------------
Year Ended December 31, 1998:
---------------------------------------
   Life insurance in force                 $    11,422,322     $   4,681,737     $          ---    $    6,740,586           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,078,197     $     203,933     $       28,334    $      902,599           3.1%
     Mortgage Insurance Group                      294,097             3,872                506           290,731           0.2
     Title Insurance Group                         314,847               242              1,249           315,854           0.4
     Life Insurance Group:
        Life insurance                              36,668            11,951                ---            24,717           ---
        Accident and health insurance               48,524            14,343                103            34,284           0.3
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     85,192            26,294                103            59,001           0.2
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---              (103)              (103)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                            $     1,772,334     $     234,238     $       30,089    $    1,568,185           1.9%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 1997:
---------------------------------------
   Life insurance in force                 $     8,708,621     $   3,795,645     $          ---    $    4,912,976           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,100,635     $     228,905     $       34,612    $      906,342           3.8%
     Mortgage Insurance Group                      271,993               997                  9           271,005           ---
     Title Insurance Group                         237,705               140              1,107           238,672           0.5
     Life Insurance Group:
        Life insurance                              31,707            14,514                ---            17,193           ---
        Accident and health insurance               49,596            18,444                308            31,460           1.0
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     81,303            32,958                308            48,653           0.6
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---              (308)              (308)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                            $     1,691,638     $     262,694     $       35,730    $    1,464,674           2.4%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 1996:
---------------------------------------
   Life insurance in force                 $     6,775,896     $   2,806,220     $          ---    $    3,969,676           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,096,877     $     281,328     $       52,113    $      867,662           6.0%
     Mortgage Insurance Group                      227,859             1,262                ---           226,597           ---
     Title Insurance Group                         219,273               169              1,112           220,216           0.5
     Life Insurance Group:
        Life insurance                              28,205            12,988                ---            15,217           ---
        Accident and health insurance               50,623            20,126                292            30,789           0.9
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     78,828            33,114                292            46,006           0.6
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---              (292)              (292)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                            $     1,622,838     $     315,582     $       53,226    $    1,360,483           3.9%
                                          =================  ================  ================= =================  ===============



             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------

               Column A                     Column B       Column C       Column D       Column E       Column F       Column G
--------------------------------------    -------------  -------------  -------------  -------------  -------------  -------------

                                                         Reserves for
                                            Deferred     Unpaid Claims    Discount,
                                             Policy        and Claim       If Any,                                        Net
                                           Acquisition    Adjustment     Deducted in     Unearned        Earned       Investment
     Affiliation With Registrant              Costs        Expenses       Column C       Premiums       Premiums        Income
--------------------------------------    -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1998:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $55,295     $1,815,168       $169,536       $278,749       $902,599       $191,873
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------  -------------  -------------  -------------  -------------  -------------
                                                $55,295     $1,815,168       $169,536       $278,749       $902,599       $191,873
                                          =============  =============  =============  =============  =============  =============

Year Ended December 31, 1997:
--------------------------------------
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
--------------------------------------
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


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                                ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------

               Column A                             Column H              Column I       Column J       Column K
--------------------------------------    ----------------------------  -------------  -------------  -------------

                                                Claims and Claim
                                               Adjustment Expenses      Amortization       Paid
                                               Incurred Related to       of Deferred      Claims
                                          ----------------------------     Policy        and Claim
                                             Current         Prior       Acquisition    Adjustment      Premiums
     Affiliation With Registrant              Year           Years          Costs        Expenses        Written
--------------------------------------    -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1998:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                              $764,770      ($123,758)      $182,974       $745,161       $892,064
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------  -------------  -------------  -------------  -------------
                                               $764,770      ($123,758)      $182,974       $745,161       $892,064
                                          =============  =============  =============  =============  =============

Year Ended December 31, 1997:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                              $750,355      ($105,495)      $178,176       $626,168       $907,529
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------  -------------  -------------  -------------  -------------
                                               $750,355      ($105,495)      $178,176       $626,168       $907,529
                                          =============  =============  =============  =============  =============

Year Ended December 31, 1996:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                              $700,847       ($74,376)      $168,658       $616,255       $865,197
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------  -------------  -------------  -------------  -------------
                                               $700,847       ($74,376)      $168,658       $616,255       $865,197
                                          =============  =============  =============  =============  =============

Note: (a) These amounts are immaterial and have, therefore, been omitted from this schedule.
      (b) See note (a) to Schedule III.


                       Exhibit 28 Consolidated Schedule P
                  ---------------------------------------------

Schedule P  -  Part 3   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (a)

  Premiums
 were earned                                           Allocated              Unallocated            Loss & Loss
  & Losses       Premiums       Loss       Salvage   Loss Expense             Loss Expense             Expense
  incurred        Earned      Payments    Received     Payments      Ratio      Payments     Ratio    Payments      Ratio
-------------  ------------  ----------  ----------  -------------  -------   ------------  -------  -----------   -------
    Prior        $4,221,498  $2,463,757    $139,729       $306,463   12.44%        $95,220    3.86%   $2,865,440    67.88%
    1989            617,755     349,077      25,147         40,032   11.47%         15,274    4.38%      404,383    65.46%
    1990            679,000     409,011      18,606         48,315   11.81%         17,220    4.21%      474,546    69.89%
    1991            740,239     398,448      17,276         44,364   11.13%         17,803    4.47%      460,615    62.23%
    1992            815,871     409,125      18,534         45,397   11.10%         20,732    5.07%      475,254    58.25%
    1993            875,847     454,074      18,754         58,330   12.85%         25,889    5.70%      538,293    61.46%
    1994            867,630     445,349      20,225         56,558   12.70%         28,199    6.33%      530,106    61.10%
    1995            850,211     395,452      22,552         49,001   12.39%         30,943    7.82%      475,396    55.92%
    1996            846,760     406,248      24,104         44,765   11.02%         35,355    8.70%      486,368    57.44%
    1997            879,848     388,011      26,504         34,846    8.98%         34,220    8.82%      457,077    51.95%
    1998            867,430     286,806      19,217         20,447    7.13%         25,780    8.99%      333,033    38.39%
                -----------  ----------  ----------  -------------  -------   ------------  -------  -----------  --------
   Totals       $12,262,089  $6,405,358    $350,648       $748,518   11.69%       $346,635    5.41%   $7,500,511    61.17%
                ===========  ==========  ==========  =============  ========  ============  =======  ===========  ========

(a) Prepared in accordance with the 1998 guidelines set by the NAIC.


                       Exhibit 28 Consolidated Schedule P
                  ---------------------------------------------

Schedule P  -  Part 3   OLD  REPUBLIC  INTERNATIONAL  CORPORATION  CONSOLIDATED  -  GRAND  TOTAL  -  ($ in thousands)   (a)

  Premiums                                                 Total Loss
 were earned                                    Unpaid       & Loss
  & Losses         # of Claims      Unpaid       Loss        Expense     1998
  incurred         Outstanding      Losses      Expense     Incurred     Ratio
--------------    -------------  -----------  -----------  -----------  -------
    Prior              XXX          $409,515      $36,615   $3,311,570   78.45%
    1989               XXX            52,883        5,126      462,392   74.85%
    1990               XXX            54,178        4,596      533,320   78.54%
    1991               XXX            57,734        6,000      524,349   70.84%
    1992               XXX            57,367       11,661      544,282   66.71%
    1993               XXX            55,825        8,938      603,056   68.85%
    1994               XXX            64,037       12,402      606,545   69.91%
    1995               XXX           107,988       17,755      601,139   70.70%
    1996               XXX           132,546       28,713      647,627   76.48%
    1997               XXX           222,264       42,671      722,012   82.06%
    1998               XXX           345,806       86,301      765,140   88.21%
                  -------------  -----------  -----------  -----------  -------
   Totals              XXX        $1,560,143     $260,778   $9,321,432   76.02%
                  =============  ===========  ===========  ===========  =======

(a) Prepared in accordance with the 1998 guidelines set by the NAIC.