Form 10-K/A
period 1998-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-04-23
CIK 74260

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



                                 Total Pages: 19

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



                   For The Fiscal Year Ended December 31, 1998


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

Item 4 - Participating Employees
--------------------------------
There were approximately 370 participants who are currently making contributions in the plan as of December 31, 1998 out of approximately 536 eligible employees.

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

Item 6 - Custodian of Investments
---------------------------------
(a) The Committee has retained CG Trust Company, a trust company organized under the laws of the State of Illinois, as Trustee. The Trustee acts under a Trust Agreement with Bituminous that implements and forms a part of the Plan. In accordance with the Trust Agreement the Committee may, in their discretion, appoint one or more "Investment Managers" to direct the investments to be made by the Trustees with any part or all of the Plan assets. CG Trust Company entered into Group Annuity Contract Number GA-10911 with Connecticut General Life Insurance Company (CGLIC), a legal reserve life insurance company, to provide record keeping services. CGLIC also serves as the investment manager of the following funds: CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Balanced Fund, CIGNA Separate Account - Fidelity Growth Opportunities Fund, CIGNA Guaranteed Government Securities Account, and CIGNA Stock Large Company Index Account. The custodian of the ORI Stock Account (an Outside Market - Valued Fund) is National Financial Services Corporation.

     Investment expense paid to CGLIC was $0 and $0 for the years ended December 31, 1998 and 1997.

(b)  No bond was furnished by Connecticut General Life Insurance Company.

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

Annually, each participant will receive a copy of the financial statements filed herewith.

Item 8 - Investment of Funds
----------------------------
The trust fund is divided into separate investment funds, and a participant's accounts will be invested in one or more of the investment funds. The investment funds consist of the following:

     CIGNA Charter Guaranteed Long-Term Account. This fund is invested primarily in commercial mortgages, private placements and publicly traded bonds and short-term money market instruments for cash flow management.

     CIGNA Separate Account - Fidelity Balanced Fund. This fund is invested in the Fidelity Advisor Income and Growth Fund, which invests primarily in a combination of common and preferred stocks, convertible securities and bonds, but which may also invest in foreign securities.

     CIGNA Separate Account - Fidelity Growth Opportunities Fund. This fund is invested in the Fidelity Advisor Growth Opportunities Fund which invests primarily in common stocks and securities convertible into common stock, but which may also invest in all types of securities (including foreign securities).

     CIGNA Charter Guaranteed Government Securities Account. This fund is invested primarily in short-term U.S. Treasury securities, obligations of governmental agencies and repurchase agreements collateralized by such Treasury or government agency obligations.

     CIGNA Charter Stock Large Company Index Account. This fund is invested primarily in common stocks reflecting the composition of the Standard and Poor's 500 Composite Stock Index.

    ORI Stock Account. This fund is invested in common or preferred stock of Old Republic International Corporation.

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

Item 9 - Financial Statements and Exhibits
------------------------------------------
Financial Statements                                                 Page No.
--------------------                                                 --------
  Report of Independent Accountants for the years ended
   December 31, 1998 and 1997                                           F-1

  Statements of Net Assets Available for Benefits at
   December 31, 1998 and 1997                                           F-2

  Statements of Changes in Net Assets Available for Benefits
   for the years ended December 31, 1998 and 1997                       F-3

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

  Exhibit 7    - First  Amendment of  Bituminous 401(k)  Savings Plan, effective
                 January 1, 1996.

  Exhibit 8    - Revision  to  Exhibit A of  Trust Agreement, effective April 1,
                 1996.

  Exhibit 9    - Second  Amendment of  Bituminous 401(k) Savings Plan, effective
                 October 1, 1997.

  Exhibit 10   - Third  Amendment of  Bituminous 401(k)  Savings Plan, effective
                 January 1, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Committee Members have duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.




                                      BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                      By     /s/ Greg Ator
                                        ---------------------------------------
                                             Greg Ator, Committee Member




                                      By     /s/ Janine Happ
                                        ---------------------------------------
                                             Janine Happ, Committee Member




                                      By     /s/ Robert Rainey
                                        ---------------------------------------
                                             Robert Rainey, Committee Member




  Dated:  April 6, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



Bituminous 401(k) Savings Plan
Bituminous Casualty Corporation:

In our opinion, the accompanying statements of net assets available for benefits present fairly, in all material respects, the financial position of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the
Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes at December 31, 1998 and reportable transactions for the year ended December 31, 1998 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                /s/ PricewaterhouseCoopers, LLP


April 6, 1999

                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1998 and 1997




                                                                                                    1998               1997
                                                                                                    ----               ----
ASSETS
Investments, at fair value:
    Old Republic International Corporation common stock                                         $ 5,725,792       $ 6,289,111
    Pooled separate accounts                                                                      4,921,767         3,885,821
Investment, at contract value:
    CGLIC general accounts                                                                        3,456,082         3,249,970
Participant loans                                                                                   264,219           223,031
                                                                                                -----------       -----------
                                                                                                 14,367,860        13,647,933
Cash                                                                                                 32,937            11,572
Contributions receivable                                                                                615               ---
                                                                                                -----------       -----------
Net assets available for benefits                                                               $14,401,412       $13,659,505
                                                                                                ===========       ===========




The accompanying notes are an integral part of the financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 1998 and 1997





                                                                                          1998                   1997
                                                                                          ----                   ----
Additions:
     Employer contributions                                                           $   197,641            $   148,704
     Employee contributions                                                               949,646                862,912
     Rollover contributions                                                               119,824                 45,841
                                                                                      -----------            -----------
         Total contributions                                                            1,267,111              1,057,457
                                                                                      -----------            -----------
     Investment income:
       Dividends from Old Republic International Corporation
         common stock                                                                      98,701                 84,252
       Net investment gain from pooled separate accounts                                  856,255                713,216
       Income from CGLIC general accounts                                                 180,546                181,991
       Net (depreciation) appreciation of investments                                    (599,158)             1,752,963
       Other interest from participant loans                                               22,863                 17,718
                                                                                      -----------            -----------
         Total investment income                                                          559,207              2,750,140
                                                                                      -----------            -----------
         Total additions                                                                1,826,318              3,807,597
                                                                                      -----------            -----------

Adjustments:
         Total adjustments                                                                    ---                     19
                                                                                      -----------            -----------

Deductions:
     Benefits paid                                                                      1,084,411                799,029
                                                                                      -----------            -----------
         Total deductions                                                               1,084,411                799,029
                                                                                      -----------            -----------

     Net additions                                                                        741,907              3,008,587


Net assets available for benefits:
    Beginning of year                                                                  13,659,505             10,650,918
                                                                                      -----------            -----------
    End of year                                                                       $14,401,412            $13,659,505
                                                                                      ===========            ===========




The accompanying notes are an integral part of the financial statements

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies
         ------------------------------------------
         The following description of the Bituminous 401(k) Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

         A.   General
         ------------
         The Plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company"), who prior to October 1, 1997, had completed one year of service, attained age twenty-one and had completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Subsequent to October 1, employees are eligible to participate in the plan on the last to occur: (A) Date of hire or (B) the start of the payroll period in which the employee attains age twenty-one. Participation in the Plan is optional. If an employee does not elect to join the plan on the first date he is eligible to do so, he may join the plan at the start of any subsequent payroll period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time.

         B.   Contributions
         ------------------
         Participants may contribute up to 9 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Participants may elect to have their voluntary contributions invested in any one or more of the six separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Balanced Fund, CIGNA Separate Account Fidelity
         Growth Opportunities Fund, CIGNA Guaranteed Government Securities Account, CIGNA Stock Large Company Index Account and ORI Stock Account). The Company's matching contributions are invested in the ORI Stock Account.

         C.   Participant Accounts
         -------------------------
         Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. Interest will be credited to the Guaranteed Long-Term Account and Guaranteed Government Securities Account (the "General Accounts") daily. Interest will be credited to each dollar in the General Accounts from the valuation date on which it is allocated to the General
         Accounts until the valuation date as of which it is transferred, distributed or disbursed from the General Accounts. The Fidelity Balanced Fund, Fidelity Growth Opportunities Fund and Stock Large Company Index Account (the "Separate Accounts") are each divided into units of participation. When an amount is allocated or transferred to the Separate Accounts, the number of units is increased and when an amount is withdrawn from the Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Separate Accounts by the then current Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         participants   in   proportion   to  the  Old  Republic   International
         Corporation stock previously credited to their accounts.

         Participant's  units  are  calculated  on  a  daily  basis.   Quarterly
         participant unit values for these investment funds are as follows:

                                                                        1998
                                 ------------------------------------------------------------------------------------
                                    Guaranteed                 Fidelity     Guaranteed   Stock Large       ORI
                                      Long-        Fidelity     Growth      Government     Company        Stock
                                       Term        Balanced     Opport.     Securities      Index        Account
         First Quarter
            Allocating Units            49,662       53,869     26,692          14,884      16,388        169,304
            Unit Value                  $62.16       $29.74     $68.13          $12.78      $54.74         $44.50

         Second Quarter
            Allocating Units            49,637       54,902     27,605          15,379      17,709        259,375
            Unit Value                  $63.02       $30.52     $68.93          $12.90      $56.45         $29.38

         Third Quarter
            Allocating Units            50,032       53,667     28,319          14,220      19,932        254,874
            Unit Value                  $63.91       $28.72     $63.62          $13.03      $50.71         $22.75

         Fourth Quarter
            Allocating Units            51,039       51,098     27,699          11,293      19,254        254,480
            Unit Value                  $64.81       $31.66     $76.60          $13.14      $61.41         $22.50

                                                                        1997
                                 ------------------------------------------------------------------------------------
                                    Guaranteed                 Fidelity     Guaranteed   Stock Large       ORI
                                       Long        Fidelity     Growth      Government     Company        Stock
                                       Term        Balanced     Opport.     Securities      Index        Account
         First Quarter
            Allocating Units            55,231       48,745     22,190          14,769      11,579        168,401
            Unit Value                  $58.46       $22.80     $48.50          $12.23      $37.12         $25.63

         Second Quarter
            Allocating Units            52,303       49,195     24,397          14,716      13,094        169,394
            Unit Value                  $59.27       $25.66     $55.47          $12.36      $43.56         $30.31

         Third Quarter
            Allocating Units            51,355       55,039     24,649          14,693      14,466        169,212
            Unit Value                  $60.12       $26.90     $59.63          $12.49      $46.67         $39.00

         Fourth Quarter
            Allocating Units            50,181       56,040     25,882          15,087      15,526        169,119
            Unit Value                  $60.97       $27.48     $61.91          $12.62      $47.90         $37.19

         The percentage of any resigning or dismissed participant's employer contribution account balance which is not vested at the settlement date will be applied against future employer contributions.


         D.   Expenses
         -------------
         It is the policy of Bituminous Casualty Corporation (a wholly-owned subsidiary of Bitco Corporation) to provide administrative support for the Plan and to pay for administrative and trustee fees.

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         E.   Vesting
         ------------
         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table:


                     Years of Service             Vested Percentage
                     ----------------             -----------------
                       Fewer than 1                        0%
                            1                             10%
                            2                             20%
                            3                             30%
                            4                             40%
                            5                             60%
                            6                             80%
                        7 or More                        100%

         F.   Participant Loans
         ----------------------
         Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 8.75 percent to 9.50 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.

         G.   Benefits Paid
         ------------------
         On termination of service, retirement, or death, distribution of the net balance in the participant's accounts will be made for the benefit of the participant or his beneficiary, by one or more of the following methods:

               * By payment in a lump sum.
               * By purchase of a retirement annuity from an insurance company.

         Net assets at December 31, 1998, and 1997, include funds totaling $2,192,772 and $1,446,337, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the plan upon retirement or termination.

         H.   Basis of Accounting
         ------------------------
         The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

         Net Assets reported in the Form 5500 do not agree to the Statement of Net Assets Available for Benefits as of December 31, 1998 and 1997 due to benefits payable to participants which are reflected only in the Form 5500. These payables, totaling $ 524,406 for 1998 and $41,910

                         BITUMINOUS 401(k) SAVINGS PLAN

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         H.  Basis of Accounting (continued)
         -----------------------------------
         for 1997, represent 4th quarter withdrawals not made until the next year. Similarly, benefits paid as reported in the Form 5500 differs from the Statement of Changes in Net Assets Available for Benefits by $482,496 for 1998 and $38,393 for 1997.

         I.   Use of Estimates
         ---------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

         J.   Risks and Uncertainties
         ----------------------------
         The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

2.       Investments
         -----------
         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

         The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1998 and 1997 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

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

                                                                   As of December 31, 1998
                             -------------------------------------------------------------------------------------------------------
                                           Guaranteed                 Fidelity    Guaranteed   Stock Large      ORI
                                              Long-      Fidelity      Growth     Government     Company       Stock     Participant
                               Combined       Term       Balanced      Opport.    Securities      Index       Account       Loans

 Old Republic Int'l Stock     $5,725,792          ---          ---          ---          ---          ---   $5,725,792          ---
 Pooled separate accounts      4,921,767          ---   $1,617,677   $2,121,787          ---   $1,182,303          ---          ---
 CGLIC general account         3,456,082   $3,307,675          ---          ---     $148,407          ---          ---          ---
 Participant loans               264,219          ---          ---          ---          ---          ---          ---     $264,219
 Employer's contributions             99          ---          ---          ---          ---          ---           99          ---
 Employees' contributions            516          ---          ---          ---          ---          ---          516          ---
 Cash                             32,937       10,914        5,700        8,359        1,269        6,695          ---          ---
                             -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net assets available
     for benefits            $14,401,412   $3,318,589   $1,623,377   $2,130,146     $149,676   $1,188,998   $5,726,407     $264,219
                             ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                                   As of December 31, 1997
                             -------------------------------------------------------------------------------------------------------
                                           Guaranteed                 Fidelity    Guaranteed   Stock Large      ORI
                                              Long-      Fidelity      Growth     Government     Company       Stock     Participant
                               Combined       Term       Balanced      Opport.    Securities      Index       Account       Loans

 Old Republic Int'l Stock     $6,289,111          ---          ---          ---          ---          ---   $6,289,111          ---
 Pooled separate accounts      3,885,821          ---   $1,539,776   $1,602,320          ---     $743,725          ---          ---
 CGLIC general account         3,249,970   $3,059,640          ---          ---     $190,330          ---          ---          ---
 Participant loans               223,031          ---          ---          ---          ---          ---          ---     $223,031
 Employer's contributions            ---          ---          ---          ---          ---          ---          ---          ---
 Employees' contributions            ---          ---          ---          ---          ---          ---          ---          ---
 Cash                             11,572          ---          ---          ---          ---          ---       11,572          ---
                             -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net assets available
     for benefits            $13,659,505   $3,059,640   $1,539,776   $1,602,320     $190,330     $743,725   $6,300,683     $223,031
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                         BITUMINOUS 401(k) SAVINGS PLAN

3. Allocation of Net Assets for Benefits and Changes in Net Assets Available for Benefits (continued)
         ---------------------------------------------------------------
         The allocation of changes in net assets available for benefits to the separate investment funds is as follows:

                                                        For the year ended December 31, 1998
                            --------------------------------------------------------------------------------------------------------
                                          Guaranteed                 Fidelity    Guaranteed   Stock Large      ORI
                                             Long-      Fidelity      Growth     Government     Company       Stock     Participant
                              Combined       Term       Balanced      Opport.    Securities      Index       Account       Loans
Dividends from ORI Stock        $98,701          ---          ---          ---          ---          ---      $98,701          ---
Net investment gain from
   pooled separate accounts     856,255          ---     $224,959     $402,204          ---     $229,092          ---          ---
Income from CGLIC general
   Accounts                     180,546     $173,492          ---          ---       $7,054          ---          ---          ---
Net depreciation of
   Investments                 (599,158)         ---          ---          ---          ---          ---     (599,158)         ---
Other interest from
   participant loans             22,863        9,177        2,278        3,677          965        2,484        4,282          ---
Contributions:
   Employer                     197,641          235          ---          ---          ---          ---      197,406          ---
   Employee                     949,646      266,497      143,835      226,058       27,914      170,533      114,809          ---
   Rollover                     119,824       19,575        4,535       42,235          ---       43,883        9,596          ---
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total additions         1,826,318      468,976      375,607      674,174       35,933      445,992     (174,364)         ---
Benefits paid                (1,084,411)    (234,599)    (175,865)     (23,442)     (68,082)     (27,942)    (554,481)         ---
Loans issued                        ---      (86,415)     (13,716)      (6,779)     (10,843)     (22,820)      (3,890)     144,463
Loan repayments                     ---       39,457        9,532       17,244        2,854       18,251       15,937     (103,275)
Transfer between accounts           ---       71,530     (111,957)    (133,371)        (516)      31,792      142,522          ---
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net incr.(decr.) in
     net assets avail.
     for benefits               741,907      258,949       83,601      527,826      (40,654)     445,273     (574,276)      41,188
Net assets avail. for benfits
     Beginning of year       13,659,505    3,059,640    1,539,776    1,602,320      190,330      743,725    6,300,683      223,031
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      End of year           $14,401,412   $3,318,589   $1,623,377   $2,130,146     $149,676   $1,188,998   $5,726,407     $264,219
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                        For the year ended December 31, 1997
                            --------------------------------------------------------------------------------------------------------
                                          Guaranteed                 Fidelity    Guaranteed   Stock Large      ORI
                                             Long-      Fidelity      Growth     Government     Company       Stock     Participant
                               Combined       Term       Balanced      Opport.    Securities      Index       Account       Loans
Dividends from ORI Stock        $84,252          ---          ---          ---          ---          ---      $84,252          ---
Net investment gain from
   pooled separate accounts     713,216          ---     $247,043     $324,083          ---     $142,090          ---          ---
Income from CGLIC general
   Accounts                     181,991     $174,493          ---          ---       $7,498          ---          ---          ---
Net appreciation of
   Investments                1,752,963          ---          ---          ---          ---          ---    1,752,963          ---
Other interest from
   Participant loans             17,718        7,935        1,678        2,489          375        1,741        3,500          ---
Contributions:
   Employer                     148,704         (529)         ---          ---          ---          ---      149,233          ---
   Employee                     862,912      303,019      138,522      203,546       26,671      118,194       72,960          ---
   Rollover                      45,841       11,373        5,362        4,034        1,812       20,897        2,363          ---
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total additions         3,807,597      496,291      392,605      534,152       36,356      282,922    2,065,271          ---
Benefits paid                  (799,029)    (341,859)     (81,969)     (21,344)      (9,905)     (33,862)    (306,298)      (3,792)
Loans issued                        ---      (50,266)     (44,627)     (25,414)      (5,764)     (17,783)      (7,850)     151,704
Loan repayments                     ---       29,334        9,430        9,580        1,168        5,558       10,095      (65,165)
Transfer between accounts           ---     (226,737)     197,040     (25,116)       (6,042)     151,935      (91,080)         ---
Adjustments                         ---       (1,268)         622          164          ---          495            6          ---
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net incr. (decr.) in
     net assets avail.
     for benefits             3,008,587      (94,505)     473,101      472,022       15,813      389,265    1,670,144       82,747
Net assets avail. for benefits:
     Beginning of year       10,650,918    3,154,145    1,066,675    1,130,298      174,517      354,460    4,630,539      140,284
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     End of year            $13,659,505   $3,059,640   $1,539,776   $1,602,320     $190,330     $743,725   $6,300,683     $223,031
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                         BITUMINOUS 401(k) SAVINGS PLAN

4.       Tax Status
         ----------
         The Internal Revenue Service has issued a determination letter, received on October 23, 1994, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). An additional favorable determination letter dated October 26, 1994, was received on the endorsements to the Plan transferring Great West Casualty Participants from the Plan. The Plan has been amended since receiving the determination letters. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

5.       Assets Greater Than 5% of Plan Assets
         -------------------------------------
         Investments that represent 5% or more of the plan assets are as follows:

                                                          December 31,
                                                  1998                  1997
                                                  ----                  ----
          Guaranteed Long-Term Account         $3,307,675            $3,059,640
          Fidelity Balanced Fund                1,617,677             1,539,776
          Fidelity Growth Opportunities Fund    2,121,787             1,602,320
          Stock Large Company Index             1,182,303               743,725
          ORI Stock Account                     5,725,792             6,289,111

6.       Contributions
         -------------
         Participants may elect to contribute to any one or more of the five funds established with Connecticut General Life Insurance Company and the ORI Stock Account. The number of participants with account balances at December 31, 1998 and 1997 was as follows:


                                                             December 31,
                                                            1998     1997
                                                            ----     ----

         Number of participants with account balances        488      478


7.       Plan Termination
         ----------------
         Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and are entitled to a distribution of their account balances.

                         BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLEMENTAL SCHEDULE


           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             As of December 31, 1998




                                                                                                           Contract/
                                           Description of Investment,                                       Current
Identity of Issue                           including interest rate                       Cost               Value
-----------------                          --------------------------                  ----------          ----------
CIGNA Charter                              Long-term investment fund                   $3,307,675          $3,307,675
Guaranteed Long-Term Account

CIGNA Separate Account                     Pooled separate account                      1,123,205           1,617,677
Fidelity Advisor Balanced Fund

CIGNA Separate Account                     Pooled separate account                      1,284,107           2,121,787
Fidelity Advisor Growth
Opportunities Fund

CIGNA Charter                              Short-term investment fund                     148,407             148,407
Guaranteed Government Securities
Account

CIGNA Charter                              Pooled separate account                        834,089           1,182,303
Stock Large Company
Index Account

ORI Stock Account                          Common stock                                 2,570,460           5,725,792


                                           Participant loans, interest rates                  ---             264,219
                                           range from 8.75% to 9.50%

                         BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLEMENTAL SCHEDULE

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
                      for the year ended December 31, 1998




    Number of          Identity of Party                                      Date of       Transaction      Cost of       Gain on
   Transactions           Involved               Description of Asset       Transaction        Price          Asset          Sale
   ------------     ------------------------     --------------------       -----------     ------------     -------       -------
        48          Connecticut General Life     Guaranteed Long-Term         Various         $537,570       $537,570        N/A
                    Insurance Company            Account  - Purchases

        72          Connecticut General Life     Guaranteed Long-Term         Various          452,112        452,112        ---
                    Insurance Company            Account - Sales

        53                                       ORI Stock Account            Various          678,873        678,873        N/A
                                                 Purchases

        69                                       ORI Stock Account            Various          658,970        334,676     $324,294
                                                 Sales
