Form 10-K/A
period 1998-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-04-26
CIK 74260

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


Date: April 16, 1999                   By:        /s/ Paul D. Adams
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



                                 Total Pages: 18

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

                                 ---------------


                                  ANNUAL REPORT



                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934



                   For The Fiscal Year Ended December 31, 1998


                                 ---------------

                           GREAT WEST CASUALTY COMPANY
                              PROFIT SHARING PLAN

                                 ---------------



                     OLD REPUBLIC INTERNATIONAL CORPORATION
                             307 NORTH MICHIGAN AVE
                             CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES
                 for the years ended December 31, 1998 and 1997

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements
-------------------------------------------------------------------------------


                                                                  Page No.
                                                                  --------
Report of Independent Accountants                                     1

Financial Statements:
 Statements of Net Assets Available for Benefits at
  December 31, 1998 and 1997                                          2

 Statements of Changes in Net Assets Available for Benefits
  for the Years Ended December 31, 1998 and 1997                      3

Notes to Financial Statements                                       4 - 10

Supplemental Schedules:
  Item 27a: Schedule of ASsets Held for Investment Purposes       Exhibit I
  Item 27d: Schedule of Reportable Transactions                   Exhibit II

                        Report of Independent Accountants


To the Administrative Committee of
Great West Casualty Company Profit Sharing Plan:

In our opinion, the accompanying statements of net assets available for benefits present fairly, in all material respects, the financial position of the Great West Casualty Company Profit Sharing Plan (the 'Plan') at December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


                                              /s/ PricewaterhouseCoopers, LLP


Chicago, Illinois
March 26, 1999

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                       AS OF DECEMBER 31, 1998 AND 1997                                       2
------------------------------------------------------------------------------------------------

                                                                             December 31,
                                                                     ---------------------------
                                                                         1998            1997
                                                                     -----------     -----------
ASSETS:
Investments, at fair value:
    Old Republic International Corporation (ORI) common stock         $2,642,654      $2,362,209
    Pooled Separate Accounts                                          14,599,261      11,073,494
Investment, at contract value:
    CGLIC General Accounts                                            15,980,170      15,169,613

Participant loans                                                        359,353         335,684
                                                                     -----------     -----------
Net assets available for benefits                                    $33,581,438     $28,941,000
                                                                     ===========     ===========


The accompanying notes are an integral part of the financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997                                 3
------------------------------------------------------------------------------------------------

                                                                       Years Ended December 31,
                                                                     ---------------------------
                                                                         1998            1997
                                                                     -----------     -----------
Additions:

Contributions:
  Employer                                                            $2,423,095      $1,971,727
  Employee                                                             1,261,761         823,652
                                                                     -----------     -----------
    Total contributions                                                3,684,856       2,795,379
                                                                     -----------     -----------

Investment Income:
  Interest from CGLIC general accounts                                   778,596         787,454
  Dividends from Old Republic International common stock                  41,193          31,143
  Net (depreciation) appreciation of investments                        (224,180)        653,923
  Net investment gain from pooled separate accounts                    2,532,756       1,907,763
                                                                     -----------     -----------
    Total investment income                                            3,128,365       3,380,283
                                                                     -----------     -----------

Other additions                                                           25,666          29,755
                                                                     -----------     -----------
    Total additions                                                    6,838,887       6,205,417
                                                                     -----------     -----------


Deductions:
Benefits paid to participants                                          2,182,666         614,288
Administrative expenses                                                    4,357           2,847
Participant loans                                                         11,426          (5,468)
                                                                     -----------     -----------
    Total deductions                                                   2,198,449         611,667
                                                                     -----------     -----------

    Net additions                                                      4,640,438       5,593,750


Net assets available for benefits:
  Beginning of year                                                   28,941,000      23,347,250
                                                                     -----------     -----------
  End of year                                                        $33,581,438      28,941,000
                                                                     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS                       4
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN

The following description of the Great West Casualty Company Profit Sharing Plan
(Plan) is provided for general information purposes only. Participants should refer to the Plan agreement for a more complete description of the Plan's Provisions.

(a) General

The Plan is a defined contribution plan covering all eligible employees of Great West Casualty Company (the Company), as well as its affiliates, American General Agency, Central Data Services, Great West Services, Inc., Great West Underwriters, Joe Morten & Son, Inc., Lawson & Company Risk Management and Insurance, Inc., Midwest Insurance, Inc., Motor-Ways, Inc., and Truckmen Underwriters Agency, Inc. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended form time to time.

(b) Contributions and Participants Accounts

Participants may contribute 1% to 6% of their annual wages to the Plan. In 1998 and 1997, the Company made matching contributions to the Plan equal to 25% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of the ten separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Guaranteed Short-Term Account, CIGNA Stock Market Index Account, CIGNA Separate Account - Fidelity Balanced Account, CIGNA Separate Account - Fidelity Growth Opportunities Account, Old Republic International Corporation (ORI) Stock Account, CIGNA Separate Account - INVESCO Total Return Account, CIGNA Separate Account - Neuberger & Berman Guardian Trust Account, CIGNA Separate Account - PBHG Growth Account, and CIGNA Separate Account - Janus Worldwide Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

Each participant's account is credited with the participant's contribution, an allocation of the Company's contributions and Plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

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

(d) Payment of Benefits

On termination of service, reitrement, or death, a participant or his beneficiary may elect to leave funds in the Plan or receive either a lump-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 1998 and 1997, include funds totaling $397,513 and $380,121, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                   NOTES TO FINANCIAL STATEMENTS, Continued                   5
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(e) Forfeitures

All forfeitures are segregated until the employee has attained a five year break-in-service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $586,602 and $464,807 at December 31, 1998 and 1997, respectively related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have only one outstanding loan at any time which must be for at least $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; (b) 50% of the participant's vested interest; or (c) 100% of the sum of the balances in the participant's pre-tax contribution and matching contribution accounts. Interest rates range from 7.00 percent to 10.00 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.

(g) Administrative Expenses

The  Company  provides   administrative  support  for  the  Plan  and  pays  for
administrative and trustee fees.

(h) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

(i) Risks and Uncertainties

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                  6
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

(b) Investments

ORI common stock is stated at the closing market value on the last business day of the year.

The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI
Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

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

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of the plan assets are as follows:

                                                           December 31,
                                                        1998           1997
                                                        ----           ----

CIGNA Guaranteed Long-Term Account                  $15,741,877     $14,959,981
CIGNA Stock Market Index Account                      3,878,863       2,510,525
CIGNA Separate Account -
   Fidelity Balanced Account                          2,162,081       1,690,884
CIGNA Separate Account -
   Fidelity Growth Opportunities Account              5,117,330       4,117,544
ORI Stock Account                                     2,642,654       2,362,209
CIGNA Separate Account - Janus Worldwide              1,690,822              -


NOTE 4 - FEDERAL INCOME TAXES

The Internal Revenue Service has determined and informed Great West Casualty Company by a letter dated March 20, 1995, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has not been amended since receiving the determination letter. Therefore, the Plan's Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 - TERMINATIONS

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and entitled to a distribution of their account balances.

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
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS

Ten separate investment funds are maintained under the Plan for the benefit of participants. The allocation of net assets available for benefits to the separate investment funds is as follows:

                                        As of December 31, 1998
                                        -----------------------
                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock            $2,642,654             -              -               -               -                -
 Pooled Separate Accounts           14,599,261             -              -         $3,878,863      $2,162,081       $5,117,330
Participant Loans                      359,353             -              -               -               -                -

Investments, at contract value:
 CGLIC General Accounts             15,980,170      $15,741,877       $238,293            -               -                -
                                   --------------------------------------------------------------------------------------------
Net assets available for benefits  $33,581,438      $15,741,877       $238,293      $3,878,863      $2,162,081       $5,117,330
                                   ============================================================================================

                                           Old           INVESCO     Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Investments, at fair value:
 Old Republic International Corp.
     (ORI)  common stock           $ 2,642,654              -              -               -               -               -
 Pooled Separate Accounts                 -             $545,015       $439,633        $765,517      $1,690,822            -
Participant Loans                         -                 -              -               -               -           $359,353

Investments, at contract value:
 CGLIC General Accounts                   -                 -              -               -               -                -
                                   ---------------------------------------------------------------------------------------------
Net assets available for benefits  $ 2,642,654          $545,015       $439,633        $765,517      $1,690,822         $359,353
                                   =============================================================================================

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
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS, Continued

The allocation of changes in net assets available to the separate investment funds is as follows:

                      For the year ended December 31, 1998
                      ------------------------------------


                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Contributions:
 Employer                          $2,423,095        $1,059,901        $16,536        $271,290        $189,430         $397,130
 Employee                           1,261,761           389,173         10,377         218,830         102,733          214,051
                                  ---------------------------------------------------------------------------------------------
                                    3,684,856         1,449,074         26,913         490,120         292,163          611,181
                                  ---------------------------------------------------------------------------------------------

Investment Income:
 Interest                             778,596           769,338          9,258            -               -                -
 Dividends                             41,193              -              -               -               -                -
Net (depreciation) in fair
 value of investments                (224,180)             -              -               -               -                -
Net investment gain (loss)
 from Pooled Separate Accounts      2,532,756              -              -            817,155         287,130        1,012,321
                                  ---------------------------------------------------------------------------------------------
                                    3,128,365           769,338          9,258         817,155         287,130        1,012,321
                                  ---------------------------------------------------------------------------------------------

Other additions (deductions)           25,666           (29,125)           768          11,201           7,846           14,980
                                  ---------------------------------------------------------------------------------------------

  Total additions                   6,838,887         2,189,287         36,939       1,318,476         587,139        1,638,482
                                  ---------------------------------------------------------------------------------------------

Benefits paid to participants       2,182,666         1,048,185          5,963         205,144         156,380          278,333

Administrative expenses                 4,357               466             22             176             171              357

Participant loans                      11,426               547            706          (7,664)            235            8,567

Transfers between funds                  -              358,193          1,587        (247,518)        (40,844)         351,439
                                  ---------------------------------------------------------------------------------------------
   Total deductions                 2,198,449         1,407,391          8,278         (49,862)        115,942          638,696
                                  ---------------------------------------------------------------------------------------------

 Net increase (decrease)            4,640,438           781,896         28,661       1,368,338         471,197          999,786

Net assets available for benefits:
  Beginning of year                28,941,000        14,959,981        209,632       2,510,525       1,690,884        4,117,544
                                  ---------------------------------------------------------------------------------------------
  End of year                     $33,581,438       $15,741,877       $238,293      $3,878,863      $2,162,081       $5,117,330
                                  =============================================================================================


                                           Old           INVESCO     Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Contributions:
 Employer                             $149,238           $35,284        $58,511        $113,358        $132,417            -
 Employee                               61,813            48,765         44,812          62,381         108,826            -
                                   --------------------------------------------------------------------------------------------
                                       211,051            84,049        103,323         175,739         241,243            -
                                   --------------------------------------------------------------------------------------------

Investment Income:
 Interest                                 -                 -              -               -               -               -
 Dividends                              41,193              -              -               -               -               -
Net (depreciation) in fair
 value of investments                 (224,180)             -              -               -               -               -
Net Investment gain (loss)
 from Separate Accounts                   -               60,743         18,789           8,349         328,269            -
                                   --------------------------------------------------------------------------------------------
                                      (182,987)           60,743         18,789           8,349         328,269            -
                                   --------------------------------------------------------------------------------------------

Other additions (deductions)             6,405             1,266          3,087           4,060           5,178            -
                                   --------------------------------------------------------------------------------------------

  Total additions                       34,469           146,058        125,199         188,148         574,690            -
                                   --------------------------------------------------------------------------------------------

Benefits paid to participants          188,692            21,618        104,550          47,000         126,801            -

Administrative expenses                  2,971                12             55              45              82            -

Participant loans                       37,790              (339)          (858)         (1,632)         (2,257)        (23,669)

Transfers between funds               (475,429)          (19,293)        (6,720)        202,624        (124,039)           -
                                   --------------------------------------------------------------------------------------------
   Total deductions                   (245,976)            1,998         97,027         248,037             587         (23,669)
                                   --------------------------------------------------------------------------------------------

 Net increase (decrease)               280,445           144,060         28,172         (59,889)        574,103          23,669

Net assets available for benefits:
  Beginning of year                  2,362,209           400,955        411,461         825,406       1,116,719         335,684
                                   --------------------------------------------------------------------------------------------
  End of year                       $2,642,654          $545,015       $439,633        $765,517      $1,690,822        $359,353
                                   ============================================================================================


                GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                  9
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS, Continued

The allocation of changes in net assets available to the separate investment funds is as follows:

                      For the year ended December 31, 1997
                      ------------------------------------


                                                     Guaranteed     Guaranteed           Stock                           Growth
                                                      Long-term     Short-term          Market        Balanced      Opportunity
                                     Combined           Account        Account           Index         Account          Account
                                     --------           -------        -------           -----         -------          -------
Contributions:
 Employer                          $1,971,727          $843,263        $20,194        $197,695        $212,174         $384,301
 Employee                             823,652           181,828         13,946         122,480          91,210          181,585
                                  ---------------------------------------------------------------------------------------------
                                    2,795,379         1,025,091         34,140         320,175         303,384          565,886
                                  ---------------------------------------------------------------------------------------------

Investment Income:
 Interest                             787,454           777,603          9,851            -               -                -
 Dividends                             31,143              -              -               -               -                -
Net appreciation in fair
 value of investments                 653,923              -              -               -               -                -
Net investment gain (loss)
 from Separate Accounts             1,907,763              -              -            561,851         289,920          896,946
                                  ---------------------------------------------------------------------------------------------
                                    3,380,283           777,603          9,851         561,851         289,920          896,946
                                  ---------------------------------------------------------------------------------------------

Other additions (deductions)           29,755           (37,236)           916          11,657          12,723           22,846
                                  ---------------------------------------------------------------------------------------------

  Total additions                   6,205,417         1,765,458         44,907         893,683         606,027        1,485,678
                                  ---------------------------------------------------------------------------------------------

Benefits paid to participants         614,288           315,781         13,631          45,239          59,470          108,213

Administrative expenses                 2,847               430             30             268             224              366

Participant loans                      (5,468)           (7,522)           740          12,711           6,333           21,983

Transfers between funds                  -            1,514,630         27,492        (205,807)        (42,310)          23,070
                                  ---------------------------------------------------------------------------------------------
  Total deductions                    611,667         1,823,319         41,893        (148,589)         23,717          153,632
                                  ---------------------------------------------------------------------------------------------

 Net increase (decrease)            5,593,750           (57,861)         3,014       1,041,272         582,310        1,332,046

Net assets available for benefits:
  Beginning of year                23,347,250        15,017,842        206,618       1,469,253       1,108,574        2,785,498
                                  ---------------------------------------------------------------------------------------------
  End of year                     $28,941,000       $14,959,981       $209,632      $2,510,525      $1,690,884       $4,117,544
                                  =============================================================================================

                                           Old          INVESCO      Neuberger&                                          Parti-
                                      Republic             Total         Berman            PBHG           Janus          cipant
                                         Stock            Return       Guardian          Growth       Worldwide           Loans
                                         -----            ------       --------          ------       ---------           -----
Contributions:
 Employer                             $152,687           $13,343        $14,618         $66,395         $67,057            -
 Employee                               69,807            16,663         26,269          53,516          66,348            -
                                   --------------------------------------------------------------------------------------------
                                       222,494            30,006         40,887         119,911         133,405            -
                                   --------------------------------------------------------------------------------------------

Investment Income:
 Interest                                 -                -               -               -               -               -
 Dividends                              31,143             -               -               -               -               -
Net appreciation in fair
 value of investments                  653,923             -               -               -               -               -
Net Investment gain (loss)
 from Separate Accounts                   -              39,829          33,341         (34,179)        120,055            -
                                   --------------------------------------------------------------------------------------------
                                       685,066           39,829          33,341         (34,179)        120,055            -
                                   --------------------------------------------------------------------------------------------

Other additions (deductions)             9,732              682           1,520           3,441           3,474            -
                                   --------------------------------------------------------------------------------------------

  Total additions                      917,292           70,517          75,748          89,173         256,934            -
                                   --------------------------------------------------------------------------------------------

Benefits paid to participants           38,900              -             4,573           9,914          18,567            -

Administrative expenses                  1,417                1               6              13              92            -

Participant loans                       14,156             (404)         (1,174)         (4,514)         (1,208)        (46,569)

Transfers between funds                (43,895)        (281,865)       (159,603)       (355,904)       (475,808)           -
                                   --------------------------------------------------------------------------------------------
   Total deductions                     10,578         (282,268)       (156,198)       (350,491)       (458,357)        (46,569)
                                   --------------------------------------------------------------------------------------------

 Net increase (decrease)               906,714          352,785         231,946         439,664         715,291          46,569

Net assets available for benefits:
  Beginning of year                  1,455,495           48,170         179,515         385,742         401,428         289,115
                                   --------------------------------------------------------------------------------------------
  End of year                       $2,362,209         $400,955        $411,461        $825,406      $1,116,719        $335,684
                                   ============================================================================================


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued                 10
-------------------------------------------------------------------------------

NOTE 6 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS AND CHANGES IN NET
         ASSETS AVAILABLE FOR BENEFITS, Continued

The fund unit values at December 31, 1998 are summarized as follows:

                                                                       Unit
                                                          Units        Value
                                                        ----------   ---------
        Guaranteed Long-term Account                       240,533      $65.45
        Guaranteed Short-term Account                        4,908       48.55
        Stock Market Index                                  62,131       62.43
        Balanced Account                                    68,294       31.66
        Growth Opportunity Account                          66,804       76.60
        ORI Stock Account                                  117,451       22.50
        INVESCO Total Return                                14,126       38.58
        Neuberger & Berman Guardian                         22,744       19.33
        PBHG Growth                                         30,390       25.19
        Janus Worldwide                                     31,491       53.69


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

                        By,      /s/ Michael P. Krehbiel
                            --------------------------------------
                               Michael P. Krehbiel, Plan Committee

                        By,      /s/ R. Scott Rager
                            --------------------------------------
                               R. Scott Rager, Plan Committee

                        By,      /s/ Gaylen L. TenHulzen
                            --------------------------------------
                               Gaylen L. TenHulzen, Plan Committee

                        By,      /s/ Scott A. Wilson
                            --------------------------------------
                               Scott A. Wilson, Plan Committee


Dated: March 26, 1999

                             SUPPLEMENTAL SCHEDULES

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                             SUPPLEMENTAL SCHEDULES
                 for the years ended December 31, 1998 and 1997        Exhibit I
--------------------------------------------------------------------------------


            ITEM 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
            ---------------------------------------------------------

                                                                                                                         Contract/
                                                                     Description of Investment          Historical        Current
Identity of Issue                                                    including interest rate               Cost            Value
-----------------                                                    ----------------------------       -----------     -----------
CIGNA Guaranteed Long-Term Account                                   Long-term investment fund          $15,741,877     $15,741,877
CIGNA Guaranteed Short-Term Account                                  Short-term investment fund             238,293         238,293
CIGNA Stock Market Index Account                                     Pooled separate account              2,509,242       3,878,863
CIGNA Separate Account - Fidelity Balanced Account                   Pooled separate account              1,548,192       2,162,081
CIGNA Separate Account - Fidelity Growth Opportunity Account         Pooled separate account              3,003,613       5,117,330
ORI Stock Account                                                    Common Stock                         1,972,381       2,642,654
CIGNA Separate Account - INVESCO Total Return Account                Pooled separate account                448,240         545,015
CIGNA Separate Account - Neuberger & Berman Guardian Trust Account   Pooled separate account                407,438         439,633
CIGNA Separate Account - PBHG Growth Account                         Pooled separate account                768,011         765,517
CIGNA Separate Account - Janus Worldwide Account                     Pooled separate account              1,346,531       1,690,822
                                                                     Participants loans, interest rates           -         359,353
                                                                     range from 7.00% to 10.00%



                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                             SUPPLEMENTAL SCHEDULES
                      for the year ended December 31, 1998            Exhibit II
--------------------------------------------------------------------------------

                 ITEM 27D: SCHEDULE OF REPORTABLE TRANSACTIONS
                 ---------------------------------------------


              Identity
 Number of    of party                                         Date of       Transaction      Cost of       Net gain
Transactions  involved       Description of Asset            Transaction        price          asset         or loss
------------  --------  ----------------------------------   -----------     -----------     ----------     --------
                        Purchases of units in
    71         CGLIC    CIGNA Guaranteed Long-Term Account     Various        $2,453,038     $2,453,038          N/A

                        Sales of units in
   118         CGLIC    CIGNA Guaranteed Long-Term Account     Various        $2,787,609     $2,787,609           $0

                        Purchases of units in
    84         CGLIC    CIGNA Stock Market Index Account       Various        $1,147,270     $1,147,270          N/A

                        Sales of units in
    61         CGLIC    CIGNA Stock Market Index Account       Various          $603,003       $421,276     $181,727

                        Purchases of units in
    68         CGLIC    CIGNA Separate Account - Fidelity      Various
                          Growth Opportunities Account                          $968,246       $968,246          N/A

                        Sales of units in
    80         CGLIC    CIGNA Separate Account - Fidelity
                          Growth Opportunities Account         Various          $986,689       $634,305     $352,384

                        Purchases of units in
    62                  ORI Stock Account                      Various          $956,894       $956,894          N/A

                        Sales of units in
    51                  ORI Stock Account                      Various          $444,143       $242,844     $201,299
