Form 10-K/A
period 1998-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-04-30
CIK 74260

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


                     OLD REPUBLIC INTERNATIONAL CORPORATION
 -----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


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


Date April 23, 1999                      By          /s/ Paul D. Adams
                                            -----------------------------------
                                                        (Signature)
                                                       Paul D. Adams
                                                    Sr. Vice President
                                                            and
                                                  Chief Financial Officer



                                 Total Pages: 30

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

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Administration Committee has duly caused this Annual Report to be signed on behalf of the undersigned, thereunto duly authorized.


                           THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                           (Registrant)




                           By:      /s/ A. C. Zucaro
                               ------------------------------------------------
                               A. C. Zucaro, Member of the
                               Administration Committee



Date: April 23, 1999

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


       REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                   ----------



                                                                        Pages
                                                                        -----

Report of Independent Accountants                                         1

Financial Statements:

   Statements of Net Assets Available for Plan Benefits as of
    December 31, 1998 and 1997                                            2

   Statements of Changes in Net Assets Available for Plan Benefit
    for the years ended December 31, 1998 and 1997                        3

   Notes to Financial Statements                                         4-22

Supplemental Schedules (Required by the Department of Labor):

   Item 27a - Schedule I - Schedule of Assets  Held for Investment
    Purposes at December 31, 1998                                         24

   Item 27a - Schedule II - Schedule of Assets Held for Investment
    Purposes- Investment Assets Both Acquired and Sold in 1998            25

   Item 27d -Schedule of Reportable Transactions for the year ended
    December 31, 1998                                                     26


Supplemental Schedules (Required by the Securities and Exchange Commission):

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Administration Committee
   of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan


In our opinion, the accompanying statements of net assets available for plan benefits present fairly, in all material respects, the financial position of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


                                             /s/ PricewaterhouseCoopers LLP


Chicago, Illinois
April 15, 1999

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1998 and 1997

                                                                  1998                                 1997
                                                 ---------------------------------------  ----------------------------------------
                                                  Employees'    Companies'    Combined     Employees'    Companies'     Combined
                                                   Account       Account       Account      Account        Account       Account
                                                 -----------  ------------  ------------  -----------   ------------  ------------
ASSETS
Investments, at fair value (See Note 1.B.):
  Collective Trusts:
    Short-term Investment Fund                   $68,506,417    $4,216,253   $72,722,670   $9,949,785     $1,917,691   $11,867,476
  Old Republic International Corporation:
    Common shares                                          0   159,807,443   159,807,443    7,315,413    231,694,897   239,010,310
  United States Government obligations                     0             0             0    7,833,076              0     7,833,076
  Corporate bonds                                          0             0             0   19,199,137              0    19,199,137
  Mutual funds                                             0             0             0   20,568,434      1,775,464    22,343,898
                                                 -----------  ------------  ------------  -----------   ------------  ------------
                                                  68,506,417   164,023,696   232,530,113   64,865,845    235,388,052   300,253,897

Contributions receivable:
  Companies                                                0     7,748,407     7,748,407            0      4,137,401     4,137,401
  Employees                                           24,312             0        24,312            0              0             0
Accrued interest and dividends receivable            132,834        86,594       219,428      773,710        176,635       950,345
                                                 -----------  ------------  ------------  -----------   ------------  ------------
                                                 $68,663,563  $171,858,697  $240,522,260  $65,639,555   $239,702,088  $305,341,643
                                                 ===========  ============  ============  ===========   ============  ============


LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Notes payable                                             $0    $5,100,000    $5,100,000           $0     $8,324,234    $8,324,234
Interfund payable (receivable)                         5,883        (5,883)            0            0              0             0
Accrued interest payable                                   0        58,379        58,379            0         93,307        93,307
Unpaid withdrawal and termination benefits           440,931             0       440,931      139,847              0       139,847
Unpaid administrative expenses                        36,665         9,804        46,469      165,087        204,262       369,349
                                                 -----------  ------------  ------------  -----------   ------------  ------------

   Total liabilities                                 483,479     5,162,300     5,645,779      304,934      8,621,803     8,926,737
                                                 -----------  ------------  ------------  -----------   ------------  ------------

Net assets available for plan benefits:
  Allocated to participants                       68,180,084   154,662,095   222,842,179   65,334,621    207,801,484   273,136,105
  Not allocated to participants                            0    12,034,302    12,034,302            0     23,278,801    23,278,801
                                                 -----------  ------------  ------------  -----------   ------------  ------------

  Total net assets available for plan benefits    68,180,084   166,696,397   234,876,481   65,334,621    231,080,285   296,414,906
                                                 -----------  ------------  ------------  -----------   ------------  ------------
                                                 $68,663,563  $171,858,697  $240,522,260  $65,639,555   $239,702,088  $305,341,643
                                                 ===========  ============  ============  ===========   ============  ============

The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                 for the years ended December 31, 1998 and 1997

                                                                  1998                                 1997
                                                 ---------------------------------------  ----------------------------------------
                                                  Employees'    Companies'    Combined     Employees'    Companies'     Combined
                                                   Account       Account       Account      Account        Account       Account
                                                 -----------  ------------  ------------  -----------   ------------  ------------
Additions:
  Employer contributions                                  $0    $7,776,665    $7,776,665           $0     $4,139,625    $4,139,625
  Employee contributions                          11,578,445             0    11,578,445    9,632,853              0     9,632,853
  Interest income                                  1,931,566       380,744     2,312,310    2,330,229         88,002     2,418,231
  Dividend income                                    615,792     3,253,481     3,869,273      565,336      4,570,820     5,136,156
  Net appreciation (depreciation) in
       fair value of investments                   3,341,642   (22,547,292)  (19,205,650)   5,415,241     66,281,217    71,696,458
                                                 -----------  ------------  ------------  -----------  -------------  ------------

                                                  17,467,445   (11,136,402)    6,331,043   17,943,659     75,079,664    93,023,323
                                                 -----------  ------------  ------------  -----------  -------------  ------------

Deductions:
  Termination and withdrawal benefits             14,585,317    52,568,562    67,153,879    5,782,069     11,728,786    17,510,855
  Interest expense                                         0       415,429       415,429            0        609,277       609,277
  Administrative expenses                             36,665       263,495       300,160       12,392        228,471       240,863
                                                 -----------  ------------  ------------  -----------  -------------  ------------

                                                  14,621,982    53,247,486    67,869,468    5,794,461     12,566,534    18,360,995
                                                 -----------  ------------  ------------  -----------  -------------  ------------

NET ADDITIONS (DEDUCTIONS)                         2,845,463   (64,383,888)  (61,538,425)  12,149,198     62,513,130    74,662,328

  Net assets available for plan benefits,
       beginning of year                          65,334,621   231,080,285   296,414,906   53,185,423    168,567,155   221,752,578
                                                 -----------  ------------  ------------  -----------  -------------  ------------

  NET ASSETS AVAILABLE FOR PLAN
       BENEFITS, END OF YEAR                     $68,180,084  $166,696,397  $234,876,481  $65,334,621   $231,080,285  $296,414,906
                                                 ===========  ============  ============  ===========   ============  ============


The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1. Summary of Significant Accounting Policies
   ------------------------------------------

   A.  Basis of Presentation

       The accompanying financial statements of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) include plan assets for employees of Old Republic International Corporation (the Corporation or Plan Sponsor), and participating subsidiaries (the Companies or Employers). These financial statements and accompanying notes together provide only general information about the Plan. The Plan Agreement must be referred to for a complete description of the Plan's provisions.

       The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan's administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results can differ from those estimates.

   B.  Investments

       Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short-term obligations. Securities traded over-the-counter, such as common stocks, mutual funds, corporate bonds and U.S. Government obligations, are valued at the final bid price on the valuation date. The investment in Old Republic International Corporation Series D preferred stock, was converted into common shares of the Corporation in August, 1997 to enhance the dividend rate received by the Plan on such shares. Old Republic International Corporation common shares ("Company Stock") are stated at closing market value on the last business day of the year.

       Effective January 1, 1999, Fidelity Investments ("Fidelity") began providing recordkeeping services to the Plan and also became the Plan's investment management company, except for the Company Stock. Accordingly, to facilitate the transfer of recordkeeping and investment management services, the mutual funds and other investments in place through 1998 were liquidated late in 1998 and the proceeds were invested in short-term investments prior to their transfer to Fidelity which, on January 4, 1999, invested such proceeds in alternative mutual funds made available through Fidelity. As a result of the above changes, a transition period took effect in mid-December, 1998 and continued until late April, 1999.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


1. Summary of Significant Accounting Policies, Continued
   -----------------------------------------------------

   B.  Investments, Continued

       The statements of changes in net assets reflect the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of generally accepted accounting principles, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date.

   C.  Contributions

       Employees become participants in the Plan on the first January 1, they are employees and they elect to make contributions to the Plan.

       Contributions from employees (savings) are made on a post-tax basis and are recorded in the period in which the Companies make payroll deductions from Plan participants. Participants elect the amount of contribution which ranges from a minimum of 1% to a maximum of 15% of recognized compensation as defined in the Plan. Any employee who does not contribute to the Plan does not receive a Company matching contribution. Only employee contributions up to 6% are matched. However, the maximum amount of contribution which can be matched per employee cannot exceed $9,000 (6% of $150,000) per Plan year. The maximum amount which can be withheld is 15%, but is limited to $22,500 (15% of $150,000). Contributions are also subject to other Internal Revenue Code limitations (including the limits imposed by Internal Revenue Code Section 415).

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

       Beginning in 1999, participants are allowed to withdraw their accumulated employee savings and earnings thereon up to the balance in their account as of the December 31, of the previous year. Current year contributions and earnings cannot be withdrawn except upon termination of employment.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


1. Summary of Significant Accounting Policies, Continued
   -----------------------------------------------------

   C.  Contributions, Continued

       The company matching contribution is based on the following formula:

       Percentage of         If  the  percentage  increase  in  average  operating
       Recognized  Compen-   earnings  per  share for the most  recent  five year
       sation Contributed    period is:
       ------------------    -----------------------------------------------------

                              Less Than    6.01%     9.01%    15.01%    Over
                                  6%       to 9%    to 15%    to 20%     20%
                             -----------  -------  --------  --------  ------
                              The    Resulting Employer Matching Contribution on
                                     the First 6% of Employee Savings will be:
                             -----------------------------------------------------
           1.00%                  30%       40%       65%      100%      140%
       1.01 to 2.00%              28%       38%       63%       98%      138%
       2.01 to 3.00%              26%       36%       61%       96%      136%
       3.01 to 4.00%              24%       34%       59%       94%      134%
       4.01 to 5.00%              22%       32%       57%       92%      132%
       5.01 to 6.00%              20%       30%       55%       90%      130%
       6.01 to 15.00%             None      None      None      None     None
                             -----------------------------------------------------

       . The  percentage  increase in average  operating  earnings  per share is obtained by comparing the average diluted operating earnings per share for the Company for the five years ending with the calculation year, with the same average for the five years ending the year prior to the calculation year. Operating earnings per share are determined pursuant to generally accepted accounting principles and are equal to net income per share exclusive of realized capital gains or losses and extraordinary items and income taxes applicable thereto.

       Company matching contributions are allocated on December 31, and a Plan participant receives a matching contribution only if:

       .   the Companies meet certain minimum profit objectives;

       . the participant completes 1,000 or more hours of service during the year; and

       . the participant is employed by one of the Companies on December 31 of that year, died or became fully disabled during the year, or retired during the year after attaining age 65.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


1. Summary of Significant Accounting Policies, Continued
   -----------------------------------------------------

   C.  Contributions, Continued

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

   When a plan participant makes employee contributions, his employee contributions are allocated to his "Employee Account." Earnings are allocated to each plan participant's Employee Account on a semi-annual basis, based upon the performance of the investment fund that the plan participant has selected. Following termination of service for any reason, a plan participant receives all amounts in his Employee Account.

   Each year, the matching contributions and any discretionary contributions are allocated to the "Company Accounts" of plan participants. If a plan participant terminates service with the Companies, the amount that he receives from his Company Account depends upon his vested interest in such account. A plan participant vests in his Company Account based on his "Years of Service," according to the following table:


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


2. Benefits, Continued
   -------------------

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

   Unallocated  net  assets,  in the  Companies'  Account,  available  for  plan
   benefits  at  December  31,  are   comprised   of  items  not   allocated  to
   participants, as follows:


   Assets                                                      1998              1997
   ------                                                      ----              ----
   Unreleased Common Shares:
        764,515 shares at $22.50                          $  17,201,588

      1,279,988 shares at $24.7917                                          $  31,733,023
                                                          -------------     -------------
    Total                                                    17,201,588        31,733,023
                                                          -------------     -------------

   Liabilities
   -----------
   Unpaid loan principal at December 31                       5,100,000         8,324,234
   Accrued interest expense payable on loans at
    December 31                                                  58,379            93,307
   Accrued administrative expenses                                8,907            36,681
                                                          -------------     -------------
    Total                                                     5,167,286         8,454,222
                                                          -------------     -------------

   Unallocated net assets available for plan benefits     $  12,034,302     $  23,278,801
                                                          =============     =============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


3. Investments
   -----------

   Investments held by the Plan at December 31, 1998 and 1997 are summarized as follows:

                                          1998                                    1997
                        --------------------------------------   --------------------------------------
                         Shares/                                   Shares/
                         Units/                                    Units/
                        Par Value       Cost       Fair Value     Par Value       Cost      Fair Value
                        ---------       ----       ----------     ---------       ----      ----------
Collective Trusts:
 Short-term Investment
  Fund                  72,722,670  $ 72,722,670  $ 72,722,670*   11,867,476  $11,867,476  $ 11,867,476
Old Republic Inter-
 national Corporation:
  Common Stock           7,102,553    28,037,235   159,807,443*    9,640,752   38,332,010   239,010,310*
United States Government
  obligations                -             -             -       $ 7,625,000    7,864,662     7,833,076
Corporate bonds              -             -             -       $18,889,000   19,279,225    19,199,137
Mutual funds                 -             -             -           702,195   18,527,876    22,343,898
                                    ------------  ------------                -----------  ------------
                                    $100,759,905  $232,530,113                $95,871,249  $300,253,897
                                    ============  ============                ===========  ============

* - These investments represent 5% or more of the Plan assets at December 31, 1998 or 1997, as applicable.

Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:

                                                 1998              1997
                                                 ----              ----
Old Republic Inter-
 national Corporation:
  Series D-Preferred
     Stock                                  $       -         $(135,701,729)(a)
  Common Stock                                (23,973,007)      204,077,441 (a)
United States Government
  obligations                                     152,128            12,173
Corporate bonds                                   184,400            66,677
Other common stock                               (169,660)             -
Mutual funds                                    4,600,489         3,241,896
                                            -------------     -------------
                                            $ (19,205,650)    $  71,696,458
                                            =============     =============


(a) Represents conversion of Series D Preferred Stock to Common Stock.

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

6. Notes Payable
   -------------

   The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:

                   Original loan principal            $51,500,000
                                                      -----------
                   Cost of shares acquired            $49,899,963
                                                      -----------
                   Unpaid principal balance
                    at December 31, 1998              $ 5,100,000
                                                      -----------
                   Shares acquired:
                    Series B                           14,822,906
                    Series D                           50,077,535
                    Common                                 67,451
                                                      -----------
                   Unreleased shares at December 31, 1998:
                      Common                              764,515
                                                      -----------
                   Principal due April 30,
                      1999                            $ 2,600,000
                      2000                              2,500,000
                                                      -----------
                                                      $ 5,100,000
                                                      ===========

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


6. Notes Payable, Continued
   ------------------------

   Except for loan proceeds of $100,037, all proceeds were used by the Plan to acquire preferred and common shares of the Corporation, as indicated above, at appraised values. Remaining funds were utilized to meet periodic cash needs or to refinance existing loans. The Series "D" preferred stock had a cumulative annual dividend rate of $.058 per share, had a minimum redemption value of $0.58 at the option of the Corporation, had one vote per share and was convertible into common stock of the Corporation at any time at the rate of five shares of Series "D" preferred stock for one common share. During 1997, the Plan exercised its option to convert its holdings of Series "D" preferred stock (48,863,825 shares) into common stock of the Corporation (9,772,764 shares).

   It is anticipated that principal and interest payments on the Plan's loans are to be met by the Companies' annual profit sharing contributions, interest on funds invested, and dividends on the Corporation's common stock.

   The interest rate on notes payable is set at 1.5% in excess of the current rate on six month certificates of deposit on the note with the Corporation and ranges from 75% to 85% of the Prime Rate on the notes with the banks.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


8. Contributions
   -------------

   Contributions by the Participants and by Participating Companies were as follows for the years shown:

                                                                 1998                       1997
                                                        ----------------------     ----------------------
                                                         Partici-                   Partici-
                                                          pants       Company        pants       Company
                                                       -----------  ----------     ----------  ----------
        Old Republic International Corporation         $    71,571  $   27,474     $   46,787  $   14,850
        Old Republic Life Insurance Company                 64,006      42,291         61,335      26,001
        Old Republic Insurance Company                     157,540      98,756        156,884      65,330
        Old Republic National Title Insurance
         Company & its Subsidiaries and Affiliates       1,796,617   1,080,700      1,457,167     582,423
        Old Republic Insured Credit Services, Inc.          91,540      60,707         91,654      36,729
        Brummel Brothers, Inc.                              31,434      25,164         38,175      19,015
        J. Huell Briscoe & Associates, Inc.                 17,493      15,789         19,254      10,793
        Old Republic General Services, Inc.                261,213     139,029        283,846     100,892
        Old Republic Union Insurance Company                  -           -            13,629       7,226
        Old Republic Mortgage Guaranty Group,
          Inc. & its Subsidiaries                        1,387,913     986,258      1,098,381     491,411
        Old Republic Title Holdings, Inc.
          & its Subsidiaries and affiliates              4,242,288   2,759,327      3,166,976   1,307,000
        Old Republic Asset Management Co.                   24,889      20,634         22,612      11,978
        Old Republic Dealer Service Corp.                   11,494       5,398         17,527       8,082
        Phoenix Aviation Managers, Inc.                    189,482      91,517        158,432      59,405
        Chicago Underwriting Group                          90,201      64,791         89,610      45,178
        Old Republic Risk Mgmt. Corp.                      278,540     177,793        273,319     104,182
        Bitco Corp. & its Subsidiaries                     632,380     491,460        627,702     315,736
        Great West Casualty and Agencies                   893,475     786,094        746,961     406,825
        Old Republic RE                                     93,218      53,557        119,901      43,934
        Old Republic Home Protection                       186,875     125,429        112,582      51,000
        Old Republic Surety Group                          410,409     246,023        392,814     142,191
        Old Republic Standard Group                        152,448      91,417        142,783      49,760
        Employers General Insurance Group                  410,351     332,940        404,508     202,525
        Old Republic Minnehoma Insurance Co.                36,887      29,773         38,310      20,469
        ORDESCO Inc.                                         9,277       8,098         13,288       6,771
        Church Rickards, Whitlock & Co.                     36,904      16,246         38,416       9,919
                                                       -----------  ----------     ----------  ----------
                                                       $11,578,445  $7,776,665     $9,632,853  $4,139,625
                                                       ===========  ==========     ==========  ==========


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

   At December 31, 1998 there were 2,788 participants in Fund "A" and 1,972 participants in Fund "O".

   The Plan also has other Funds which offer participants the opportunity to further diversify their future and accumulated contributions (savings) and earnings thereon. The Funds are designated as "H", "I", "J", "K", "L" and "M". Directions to change the Funds to which savings can be directed or transfers from Fund "A" and "O" can be done on January 1, or July 1 of each year. At December 31, 1998, there were 1,156; 1,178; 1,605; 740; 205; and 939 participants in Funds "H", "I", "J", "K", "L" and "M", respectively.

   A description of these investment options are as follows:

   Fund "H" - Oakmark  Fund  seeks  long-term  capital  appreciation  and invests in common stocks and other equity-type securities for long-term capital appreciation.

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

   Fund "M" - Vanguard 500 Stock Index Fund seeks to establish  and manage its assets to track the experience of the Standard and Poor's 500 Stock Index.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------


9. Alternative Investment Funds, Continued
   ---------------------------------------

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

   The investment options available for diversification at December 31, 1998 were:

   Fund "E" - Short-term  investment  fund  composed  of high grade money market investments with very short-term maturities.

   Fund "F" - Intermediate-term  fund composed of  high-grade  securities with maturities of five years or less.

   Fund "G" - Open ended no load mutual fund with primary  objective being capital appreciation.

   At December 31, 1998, there were 15 participants in Fund "E", 25 participants in Fund "F" and 72 participants in Fund "G".

   Statements for each fund described above follow (Fund "B" is employer directed only and is included for informational purposes only):

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                                December 31, 1998
                                -----------------

                                             Fund "A"      Fund "O"    Fund "H"     Fund "I"
                                           -----------   -----------  ----------  -----------
ASSETS
Investments, at fair value (See Note 1.B.):
   Collective Trusts:
      Short-term Investment Fund           $24,870,719   $14,191,161  $6,447,192   $6,079,643
   Old Republic International Corporation:
      Common shares                                  0             0           0            0
   United States Government obligations              0             0           0            0
   Corporate bonds                                   0             0           0            0
   Mutual funds                                      0             0           0            0
                                           -----------  ------------  ----------  -----------
                                            24,870,719    14,191,161   6,447,192    6,079,643

Contributions receivable:
   Employee                                      5,113         4,064       2,638        3,008
Accrued interest and dividends receivable       57,028        34,793       2,911        3,066
                                           -----------  ------------  ----------  -----------
                                           $24,932,860   $14,230,018  $6,452,741   $6,085,717
                                           ===========  ============  ==========  ===========

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits    $149,060       $37,559    $101,611      $44,625
Interfund payable (receivable)                  (7,209)     (158,331)     60,469       21,646
Unpaid administrative expenses                  14,331         8,520       3,095        2,853
                                           -----------  ------------  ----------  -----------
Total liabilities                              156,182      (112,252)    165,175       69,124

Net assets available for plan benefits      24,776,678    14,342,270   6,287,566    6,016,593
                                           -----------  ------------  ----------  -----------
                                           $24,932,860   $14,230,018  $6,452,741   $6,085,717
                                           ===========  ============  ==========  ===========

                                             Fund "J"    Fund "K"    Fund "L"     Fund "M"      Combined
                                           -----------  ----------  ----------  ------------  -----------
ASSETS
Investments, at fair value (See Note 1.B.):
   Collective Trusts:
      Short-term Investment Fund            $9,832,638  $2,724,561    $409,725    $3,950,778  $68,506,417
   Old Republic International Corporation:
      Common shares                                  0           0           0             0            0
   United States Government obligations              0           0           0             0            0
   Corporate bonds                                   0           0           0             0            0
   Mutual funds                                      0           0           0             0            0
                                           -----------  ----------  ----------  ------------  -----------
                                             9,832,638   2,724,561     409,725     3,950,778   68,506,417

Contributions receivable:
   Employee                                      4,912       1,009         280         3,288       24,312
Accrued interest and dividends receivable        4,223       1,239         200        29,374      132,834
                                           -----------  ---------- -----------  ------------  -----------
                                            $9,841,773  $2,726,809    $410,205    $3,983,440  $68,663,563
                                           ===========  ========== ===========  ============  ===========

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits     $70,632     $19,534        $997       $16,913     $440,931
Interfund payable (receivable)                  37,299      (8,392)     13,366        47,035        5,883
Unpaid administrative expenses                   4,829       1,335         192         1,510       36,665
                                           -----------  ---------- -----------  ------------  -----------
Total liabilities                              112,760      12,477      14,555        65,458      483,479

Net assets available for plan benefits       9,729,013   2,714,332     395,650     3,917,982   68,180,084
                                           -----------  ---------- -----------  ------------  -----------
                                            $9,841,773  $2,726,809    $410,205    $3,983,440  $68,663,563
                                           ===========  ========== ===========  ============  ===========

                                       15

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
                                           ===========  ========== ===========  ============  ===========

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1998
                                -----------------

                                             Fund "B"    Fund "E"    Fund "F"     Fund "G"      Combined
                                          ------------  ----------  ----------  ------------  ------------
ASSETS
Investments, at fair value (See Note 1.B.):
   Collective Trusts:
      Short-term Investment Fund            $3,179,639     $41,092    $153,482      $842,040    $4,216,253
   Old Republic International Corporation:
       Common shares                       159,807,443           0           0             0   159,807,443
   United States Government obligations              0           0           0             0             0
   Corporate bonds                                   0           0           0             0             0
   Mutual funds                                      0           0           0             0             0
                                          ------------  ----------  ----------  ------------  ------------
                                           162,987,082      41,092     153,482       842,040   164,023,696

Contributions receivable:
   Employer                                  7,748,407           0           0             0     7,748,407
Accrued interest and dividends receivable       32,514       6,668      27,909        19,503        86,594
                                          ------------  ----------  ----------  ------------  ------------
                                          $170,768,003    $ 47,760    $181,391      $861,543  $171,858,697
                                          ============  ==========  ==========  ============  ============

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Notes payable                               $5,100,000          $0          $0            $0    $5,100,000
Interfund payable (receivable)               1,358,625     (48,660)   (781,640)     (534,208)       (5,883)
Accrued interest payable                        58,379           0           0             0        58,379
Unpaid adminstrative expenses                    8,907          60         138           699         9,804
                                          ------------  ----------  ----------  ------------  ------------
Total liabilities                            6,525,911     (48,600)   (781,502)     (533,509)    5,162,300
                                          ------------  ----------  ----------  ------------  ------------

Net assets available for plan benefits
   Allocated to participants               152,207,790      96,360     962,893     1,395,052   154,662,095
   Not allocated to participants            12,034,302           0           0             0    12,034,302
                                          ------------  ----------  ----------  ------------  ------------
   Total net assets available
     for plan benefits                     164,242,092      96,360     962,893     1,395,052   166,696,397
                                          ------------  ----------  ----------  ------------  ------------
                                          $170,768,003    $ 47,760    $181,391      $861,543  $171,858,697
                                          ============  ==========  ==========  ============  ============

    ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              Allocation of Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                                December 31, 1997
                                -----------------

                                             Fund "B"    Fund "E"    Fund "F"     Fund "G"      Combined
                                          ------------  ----------  ----------  ------------  ------------
ASSETS
Investments, at fair value:
   Collective Trusts:
      Short-term Investment Fund            $1,772,382    $145,029        $176          $104    $1,917,691
   Old Republic International Corporation:
      Common shares                        231,694,897           0           0             0   231,694,897
   United States Government obligations              0           0           0             0             0
   Corporate bonds                                   0           0           0             0             0
   Mutual funds                                      0           0     312,601     1,462,863     1,775,464
                                          ------------  ----------  ----------  ------------  ------------
                                           233,467,279     145,029     312,777     1,462,967   235,388,052

Contributions receivable:
   Employer                                  4,137,401           0           0             0     4,137,401
Accrued interest and dividends receivable        9,158         697           3       166,777       176,635
                                          ------------  ----------  ----------  ------------  ------------
                                          $237,613,838    $145,726    $312,780    $1,629,744  $239,702,088
                                          ============  ==========  ==========  ============  ============

LIABILITIES AND NET ASSETS AVAILABLE
   FOR PLAN BENEFITS
Notes payable                               $8,324,234          $0          $0            $0    $8,324,234
Accrued interest payable                        93,307           0           0             0        93,307
Unpaid adminstrative expenses                   37,111          32          49       167,070       204,262
                                          ------------  ----------  ----------  ------------  ------------
Total liabilities                            8,454,652          32          49       167,070     8,621,803
                                          ------------  ----------  ----------  ------------  ------------

Net assets available for plan benefits
   Allocated to participants               205,880,385     145,694     312,731     1,462,674   207,801,484
   Not allocated to participants            23,278,801           0           0             0    23,278,801
                                          ------------  ----------  ----------  ------------  ------------
   Total net assets available
     for plan benefits                     229,159,186     145,694     312,731     1,462,674   231,080,285
                                          ------------  ----------  ----------  ------------  ------------
                                          $237,613,838    $145,726    $312,780    $1,629,744  $239,702,088
                                          ============  ========== ===========  ============  ============

   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Employee's Account by Investment Program

                      for the year ended December 31, 1998
                                ----------------

                                            Fund "A"      Fund "O"     Fund "H"   Fund "I"
                                          ------------  ------------  ---------- ----------
Additions:
  Employee contributions                    $3,405,565    $2,044,398  $1,306,841 $1,189,720
  Interfund transfers                       (2,024,543)   (1,057,280)  1,047,179    522,577
  Interest income                            1,592,589       307,102       7,850      6,145
  Dividend income                              158,310       163,881      76,299   (153,867)
  Net appreciation (depreciation) in
     fair value of investments                  32,940      (520,618)    142,831  1,396,224
                                          ------------  ------------  ---------- ----------
                                             3,164,861       937,483   2,581,000  2,960,799
                                          ------------  ------------  ---------- ----------

Deductions:
  Termination and withdrawal benefits        7,090,364     2,816,570   1,039,462  1,236,934
  Administrative expenses                       14,331         8,520       3,095      2,853
                                          ------------  ------------  ---------- ----------
                                             7,104,695     2,825,090   1,042,557  1,239,787
                                          ------------  ------------  ---------- ----------

NET ADDITIONS (DEDUCTIONS)                  (3,939,834)   (1,887,607)  1,538,443  1,721,012

  Net assets available for plan benefits,
    beginning of year                       28,716,512    16,229,877   4,749,123  4,295,581
                                          ------------  ------------  ---------- ----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                    $24,776,678   $14,342,270  $6,287,566 $6,016,593
                                          ============  ============  ========== ==========

                                           Fund "J"    Fund "K"     Fund "L"     Fund "M"    Combined
                                          ---------- -----------  -----------  ----------- -----------
Additions:
  Employee contributions                  $1,920,815    $527,943     $104,245   $1,078,918 $11,578,445
  Interfund transfers                        842,252    (329,192)      52,403      946,604           0
  Interest income                              9,500       2,143          658        5,579   1,931,566
  Dividend income                            188,601      80,650       37,111       64,807     615,792
  Net appreciation (depreciation) in
     fair value of investments             1,093,386     503,148       (7,347)     701,078   3,341,642
                                          ---------- -----------  -----------  ----------- -----------
                                           4,054,554     784,692      187,070    2,796,986  17,467,445
                                          ---------- -----------  -----------  ----------- -----------

Deductions:
  Termination and withdrawal benefits      1,464,902     424,296      106,933      405,856  14,585,317
  Administrative expenses                      4,829       1,335          192        1,510      36,665
                                          ---------- -----------  -----------  ----------- -----------
                                           1,469,731     425,631      107,125      407,366  14,621,982
                                          ---------- -----------  -----------  ----------- -----------

NET ADDITIONS (DEDUCTIONS)                 2,584,823     359,061       79,945    2,389,620   2,845,463

  Net assets available for plan benefits,
    beginning of year                      7,144,190   2,355,271      315,705    1,528,362  65,334,621
                                          ---------- -----------  -----------  ----------- -----------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                   $9,729,013  $2,714,332     $395,650   $3,917,982 $68,180,084
                                          ========== ===========  ===========  =========== ===========

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
                                          ========== ===========  ===========  =========== ===========

   ---------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         Allocation of Changes in Net Assets Available for Plan Benefits
                    Companies' Account by Investment Program

                      for the year ended December 31, 1998
                                ----------------

                                             Fund "B"    Fund "E"  Fund "F"    Fund "G"      Combined
                                          -------------  -------- ---------- ------------  ------------
Additions:
  Employer contributions                     $7,776,665        $0        $0            $0    $7,776,665
  Interfund transfers                        (1,364,508)   48,660   781,640       534,208             0
  Interest income                               319,608    13,461    27,982        19,693       380,744
  Dividend income                             3,392,336         0    26,723      (165,578)    3,253,481
  Net appreciation (depreciation) in
    fair value of investments               (22,691,938)        0    (4,209)      148,855   (22,547,292)
                                          -------------  -------- ---------  ------------  ------------
                                            (12,567,837)   62,121   832,136       537,178   (11,136,402)
                                          -------------  -------- ---------  ------------  ------------

Deductions:
  Termination and withdrawal benefits        51,671,231   111,395   181,836       604,100    52,568,562
  Interest expense                              415,429         0         0             0       415,429
  Administrative expenses                       262,597        60       138           700       263,495
                                          -------------  -------- ---------  ------------  ------------
                                             52,349,257   111,455   181,974       604,800    53,247,486
                                          -------------  -------- ---------  ------------  ------------

NET ADDITIONS (DEDUCTIONS)                  (64,917,094)  (49,334)  650,162       (67,622)  (64,383,888)

  Net assets available for plan benefits,
    beginning of year                       229,159,186   145,694   312,731     1,462,674   231,080,285
                                          -------------  -------- ---------  ------------  ------------
  NET ASSETS AVAILABLE FOR PLAN
    BENEFITS, END OF YEAR                  $164,242,092   $96,360  $962,893    $1,395,052  $166,696,397
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
                                          =============  ======== =========  ============  ============


                             SUPPLEMENTAL SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION                                                                                   SCHEDULE I
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998
--------------------------------------------------------

                                                                     (c)
                                                 DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                 RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                 ---------------------------------------------------
                      (b)                                                             SHARES, PAR,                       (e)
         IDENTITY OF ISSUE, BORROWER,            MATURITY    RATE OF                  OR MATURITY         (d)          CURRENT
 (a)     LESSOR, OR SIMILAR PARTY                  DATE      INTEREST    COLLATERAL      VALUE            COST          VALUE
 ---     ----------------------------------      --------   ----------   ----------   -----------     -----------    ------------
         COLLECTIVE TRUSTS:
                 SHORT-TERM INVESTMENT FUND         N/A      VARIABLE        N/A       72,722,670 sh   $72,722,670    $72,722,670
                                                                                      ===========     ------------   ------------

         EMPLOYER SECURITIES:
              OLD REPUBLIC INTERNATIONAL CORP.:
                COMMON STOCK                        N/A         N/A          N/A        7,102,553 sh    28,037,235    159,807,443
                                                                                      ===========     ------------   ------------

         PLAN TOTAL                                                                                   $100,759,905   $232,530,113
                                                                                                      ============   ============

OLD REPUBLIC INTERNATIONAL CORPORATION                              SCHEDULE II
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
ITEM 27a-SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES-
   INVESTMENT ASSETS BOTH ACQUIRED AND SOLD IN 1998
DECEMBER 31, 1998
----------------------------------------------------------


                                       (b)
               DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
               RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                           ---------------------------------------------------
                                                                               SHARES,
                           (a)                                                 PAR OR              (c)          (d)
IDENTITY OF ISSUE, BORROWER,               MATURITY   RATE OF                 MATURITY           COST OF     PROCEEDS OF
LESSOR, OR SIMILAR PARTY                     DATE     INTEREST   COLLATERAL    VALUE          ACQUISITIONS   DISPOSITIONS
----------------------------------------   --------   --------   ----------  ---------        ------------   ------------
OTHER COMMON STOCKS:

  AMERITECH CORP                                                                 5,700 sh         $249,589       $283,847
  ANHEUSER-BUSCH CO.                                                             5,600 sh          250,460        300,817
  AT&T CORP.                                                                     4,100 sh          251,279        256,856
  BOEING CO.                                                                     9,600 sh          504,360        333,421
  COMPAQ COMPUTER CORP.                                                          7,200 sh          249,155        229,816
  INTEL CORP.                                                                    3,200 sh          247,306        279,791
  MINNESOTA MINING & MANUFACTURING CORP.                                         5,900 sh          500,666        422,470
  NIKE INC.                                                                      6,200 sh          249,221        272,295
  RUBBERMAID INC.                                                                9,400 sh          243,921        314,326
  SONOCO PRODUCTS CO.                                                            7,150 sh          250,120        175,803
  UNION PACIFIC CORP.                                                            4,200 sh          248,745        205,720
                                                                             ---------        ------------   ------------
                                                                                68,250 sh       $3,244,822     $3,075,162
                                                                             =========        ============   ============


MUTUAL FUNDS:

  MFO FIDELITY SHORT-TERM BOND PORTFOLIO                                     2,090,157 sh      $20,152,094    $19,947,271
  MFO OAKMARK FUND HARRIS ASSOCIATES INVESTMENT TRUST                              516 sh           18,797         17,306
  MFO FIDELITY DIVIDEND GROWTH FUND                                            212,572 sh        5,069,299      5,888,243
  MFO OAKMARK FUND HARRIS ASSOCIATES INVESTMENT TRUST                           86,033 sh        3,370,681      3,075,759
  MFO FIDELITY DIVIDEND GROWTH FUND                                             47,569 sh        1,540,156      1,744,508
  MFO VANGAURD/WINDSOR II FUND                                                 113,006 sh        3,416,366      3,388,915
  MFO T. ROWE PRICE INTERNATIONAL STOCK FUND                                    29,123 sh          430,857        435,905
  MFB BENCHMARK SHORT-INTERMEDIATE BOND CLASS A FUND                             8,439 sh          170,694        166,485
  MFO VANGUARD 500 INDEX TRUST                                                  17,239 sh        1,706,720      1,983,570
  MFB BENCHMARK SHORT-INTERMEDIATE BOND CLASS A FUND                             1,432 sh           28,769         28,460
  MFO FIDELITY TREND FUND                                                           11 sh              700            604
                                                                             ---------        ------------   ------------
                                                                             2,606,097 sh      $35,905,133    $36,677,026
                                                                             =========        ============   ============


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

             ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS for the
                          year ended December 31, 1998

                                  ------------


                                          Dividend/                         Face Value
                                          Interest               Date of        of       Amount of                    Net Gain
Identity of Party or Investment Involved    Rate     Maturity  Transaction  Investment  Transaction       Cost        or (Loss)
----------------------------------------  ---------  --------  -----------  ----------  ------------      ----        ---------
Purchases of Investments
------------------------
  Collective Trust-Short-Term                N/A        N/A      VARIOUS       N/A      $217,113,301  $217,113,301   $      -0-
   Investment Fund

  MFO Fidelity Short-Term Bond Portfolio
    Mutual Fund                              N/A        N/A      VARIOUS       N/A        20,152,094    20,152,094          -0-


Sales of Investments
--------------------
  Collective Trust-Short-Term                N/A        N/A      VARIOUS       N/A      $156,258,107  $156,258,107   $      -0-
   Investment Fund

  MFO Fidelity Short-Term Bond Portfolio
    Mutual Fund                              N/A        N/A      VARIOUS       N/A        19,947,271    20,152,094     (204,823)

  Old Republic International
   Corporation Common Stock
   (2,511,849 shares)                                   N/A      VARIOUS       N/A        55,229,860    10,294,783   44,935,077



Notes:
(A) This schedule lists all transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.