Form 10-Q
period 1999-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-05-13
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _X_ No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                                      Shares Outstanding
                Class                                   March 31, 1999
     ---------------------------                 --------------------------
     Common Stock / $1 par value                          131,821,767











                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 1999

                                      INDEX
--------------------------------------------------------------------------------

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

PART  I  FINANCIAL  INFORMATION:

          CONSOLIDATED  SUMMARY  BALANCE  SHEETS                            3

          CONSOLIDATED  SUMMARY  STATEMENTS  OF  INCOME                     4

          CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME               5

          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                         6

          NOTES  TO  CONSOLIDATED  SUMMARY  FINANCIAL  STATEMENTS         7 - 9

          MANAGEMENT  ANALYSIS  OF  FINANCIAL  POSITION  AND
               RESULTS  OF  OPERATIONS                                   10 - 12

PART II  OTHER  INFORMATION                                              13 & 14

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,        December 31,
                                                                                                       1999               1998
                                                                                                   -------------     -------------
                Assets
Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                     (fair value: $2,392.2 and $2,422.2)                                                $2,323.0          $2,332.3
                    Other long-term investments (at cost)                                                   33.6              25.1
                                                                                                   -------------     -------------
                    Total                                                                                2,356.6           2,357.5
                                                                                                   -------------     -------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $1,905.5 and $1,877.8)              1,951.3           1,954.4
                    Equity securities (at fair value) (cost: $117.8 and $117.0)                            144.9             164.8
                    Short-term investments (at fair value which approximates cost)                         279.2             377.6
                                                                                                   -------------     -------------
                    Total                                                                                2,375.6           2,497.0
                                                                                                   -------------     -------------
                Total investments                                                                        4,732.3           4,854.5
                                                                                                   -------------     -------------

Other Assets:   Cash                                                                                        26.7              22.9
                Accrued investment income                                                                   69.3              71.1
                Accounts and notes receivable                                                              313.2             290.0
                Reinsurance balances and funds held                                                         81.8              86.3
                Reinsurance recoverable: Paid losses                                                        23.3              31.2
                                         Policy and claim reserves                                       1,281.9           1,292.9
                Deferred policy acquisition costs                                                          146.4             143.9
                Sundry assets                                                                              225.7             226.4
                                                                                                   -------------     -------------
                                                                                                         2,168.6           2,165.2
                                                                                                   -------------     -------------
                      Total Assets                                                                      $6,901.0          $7,019.7
                                                                                                   =============     =============
----------------------------------------------------------------------------------------------------------------------------------
                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                    $123.7            $187.6
                Losses, claims and settlement expenses                                                   3,378.2           3,406.5
                Unearned premiums                                                                          352.5             360.1
                Other policyholders' benefits and funds                                                     50.8              52.5
                                                                                                   -------------     -------------
                      Total policy liabilities and accruals                                              3,905.4           4,006.9
                Commissions, expenses, fees and taxes                                                      129.7             138.8
                Reinsurance balances and funds                                                             133.4             130.5
                Federal income tax payable: Current                                                          8.8               6.9
                                            Deferred                                                       179.9             179.8
                Debt and debt equivalents                                                                  144.4             145.1
                Sundry liabilities                                                                          97.6             105.9
                                                                                                   -------------     -------------
                      Total liabilities                                                                  4,599.5           4,714.2
                                                                                                   -------------     -------------

Preferred
Stock:          Convertible preferred stock                                                                  0.9               1.2
                                                                                                   -------------     -------------

Common          Common stock                                                                               156.4             156.3
Shareholders'   Additional paid-in capital                                                                 625.7             624.5
Equity:         Unallocated shares - ESSOP                                                                  (5.1)             (5.1)
                Retained earnings                                                                        1,770.5           1,709.9
                Accumulated other comprehensive income                                                      38.3              70.2
                Treasury stock (at cost)                                                                  (285.5)           (251.6)
                                                                                                   -------------     -------------
                      Total Common Shareholders' Equity                                                  2,300.4           2,304.2
                                                                                                   -------------     -------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                $6,901.0          $7,019.7
                                                                                                   =============     =============

See accompanying notes.

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                   -------------------------------
                                                                                                       1999               1998
                                                                                                   -------------     -------------
Revenues:          Net premiums earned                                                                    $396.1            $359.6
                   Title, escrow and other fees                                                             57.3              49.8
                   Net investment income                                                                    65.4              68.5
                   Realized investment gains                                                                14.7              20.0
                   Other income                                                                              7.6               8.4
                                                                                                   -------------     -------------
                      Net revenues                                                                         541.2             506.5
                                                                                                   -------------     -------------

Expenses:          Benefits, claims and settlement expenses                                                200.9             185.7
                   Underwriting, acquisition and
                      insurance expenses                                                                   231.5             198.2
                   Interest and other expenses                                                               3.3               3.5
                                                                                                   -------------     -------------
                      Total expenses                                                                       435.8             387.5
                                                                                                   -------------     -------------
                   Income before income taxes and items below                                              105.4             118.9
                                                                                                   -------------     -------------

Income Taxes:      Currently payable                                                                        14.0              23.6
                   Deferred                                                                                 18.5              14.3
                                                                                                   -------------     -------------
                      Total income taxes                                                                    32.6              37.9
                                                                                                   -------------     -------------
                                                                                                            72.7              81.0
                   Other items - net                                                                         1.0               0.5
                                                                                                   -------------     -------------
Net Income:                                                                                                $73.8             $81.5
                                                                                                   =============     =============




Net Income
Per Share:         Basic                                                                                   $0.56             $0.58
                                                                                                   =============     =============

                   Diluted                                                                                 $0.55             $0.58
                                                                                                   =============     =============


Dividends Per
Common Share:      Cash dividends                                                                         $0.100            $0.087
                                                                                                   =============     =============

                   Stock dividends                                                                           --%               50%
                                                                                                   =============     =============


                   Average number of common and common
                    equivalent shares outstanding:
                                             Basic                                                   132,581,583       138,541,904
                                                                                                   =============     =============

                                             Diluted                                                 133,786,003       140,824,777
                                                                                                   =============     =============

See accompanying notes.

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                   -------------------------------
                                                                                                       1999               1998
                                                                                                   -------------     -------------
Net income as reported                                                                                     $73.8             $81.5
                                                                                                   -------------     -------------

Other comprehensive income:
    Foreign currency translation adjustment                                                                  0.3               0.3
                                                                                                   -------------     -------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                                                    (35.0)             13.3
        Less: elimination of pre-tax realized gains
            included in income as reported                                                                  14.7              20.0
                                                                                                   -------------     -------------
        Pre-tax unrealized losses on securities                                                            (49.7)             (6.6)
        Deferred income tax credits                                                                        (17.4)             (2.3)
                                                                                                   -------------     -------------
        Net unrealized losses on securities                                                                (32.3)             (4.3)
                                                                                                   -------------     -------------
    Net deletions                                                                                          (31.9)             (4.0)
                                                                                                   -------------     -------------

Comprehensive income                                                                                       $41.8             $77.5
                                                                                                   =============     =============

See accompanying notes.

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                   -------------------------------
                                                                                                       1999               1998
                                                                                                   -------------     -------------
Cash flows from operating activities:
   Net income                                                                                              $73.8             $81.5
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     (1.9)              0.1
      Premiums and other receivables                                                                        (9.7)             14.9
      Unpaid claims and related items                                                                      (14.9)             (9.6)
      Future policy benefits and policyholders' funds                                                      (10.1)            (12.5)
      Income taxes                                                                                          19.8              26.2
      Reinsurance balances and funds                                                                        14.9              (0.3)
      Accounts payable, accrued expenses and other                                                         (15.4)            (12.1)
                                                                                                   -------------     -------------
   Total                                                                                                    56.2              88.1
                                                                                                   -------------     -------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                         31.4              34.3
      Available for sale:
         Maturities and early calls                                                                         24.5              33.2
         Other                                                                                              36.9              50.8
   Sales of equity securities                                                                               11.2               7.0
   Sales of other investments                                                                                0.2               1.3
   Sales of fixed assets for company use                                                                     0.2               0.1
   Purchases of fixed maturity securities:
      Held to maturity                                                                                     (49.0)            (88.9)
      Available for sale                                                                                  (121.4)           (103.9)
   Purchases of equity securities                                                                          (12.0)            (35.4)
   Purchases of other investments                                                                           (8.6)            (10.6)
   Purchases of fixed assets for company use                                                                (4.1)             (8.0)
   Purchases of investment in subsidiaries                                                                   ---              (1.9)
   Proceeds from sale of subsidiary                                                                         25.3               ---
   Cash and short-term investments of subsidiary sold                                                      (31.4)              ---
   Other-net                                                                                                (8.9)              0.2
                                                                                                   -------------     -------------
   Total                                                                                                  (105.6)           (121.8)
                                                                                                   -------------     -------------

Cash flows from financing activities:
   Increase in term loans                                                                                   10.0               4.0
   Issuance of preferred and common stocks                                                                   1.1              10.5
   Issuance of debentures and notes                                                                          ---               1.1
   Repayments of term loans                                                                                (10.0)              ---
   Redemption of debentures and notes                                                                       (0.6)             (0.6)
   Dividends on common shares                                                                              (13.1)            (12.0)
   Dividends on preferred shares                                                                             ---               ---
   Purchase of treasury stock                                                                              (33.8)            (15.6)
   Other-net                                                                                                 1.4               0.7
                                                                                                   -------------     -------------
   Total                                                                                                   (45.1)            (11.8)
                                                                                                   -------------     -------------

Increase (decrease) in cash and short-term investments                                                     (94.5)            (45.5)
   Cash and short-term investments, beginning of period                                                    400.5             355.0
                                                                                                   -------------     -------------
   Cash and short-term investments, end of period                                                         $306.0            $309.4
                                                                                                   =============     =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $0.3              $0.5
                                                                                                   =============     =============
                                    Income taxes                                                           $11.9             $13.1
                                                                                                   =============     =============

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

2.  Common Share Data:
    -----------------
    Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                                                                    Quarters Ended
                                                                                                       March 31,
                                                                                            -------------------------------
                                                                                                 1999              1998
                                                                                            -------------     -------------
          Numerator:
             Income before extraordinary item.........................................      $        73.8     $        81.5
             Less Preferred stock dividends...........................................                --                --
                                                                                            -------------     -------------

             Numerator for basic earnings per share -
                income available to common stockholders...............................               73.7              81.5

             Effect of dilutive securities:
             Convertible preferred stock dividends....................................                --                --
                                                                                            -------------     -------------

          Numerator for diluted earnings per share -
             income available to common stockholders
             after assumed conversions................................................      $        73.8     $        81.5
                                                                                            =============     =============

          Denominator:
             Denominator for basic earnings per share -
                weighted-average shares...............................................        132,581,583       138,541,904

          Effect of dilutive securities:
             Stock options............................................................          1,000,773         2,044,854
             Convertible preferred stock..............................................            203,647           238,019
                                                                                            -------------     -------------
             Dilutive potential common shares.........................................          1,204,420         2,282,873
                                                                                            -------------     -------------

          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions......................................................        133,786,003       140,824,777
                                                                                            =============     =============

          Basic earnings per share....................................................      $         .56     $         .58
                                                                                            =============     =============
          Diluted earnings per share..................................................      $         .55     $         .58
                                                                                            =============     =============

3.   Unrealized Appreciation of Investments:
     --------------------------------------
     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $47.9 at March 31, 1999. Unrealized appreciation of investments, before applicable income taxes of $26.2, at March 31, 1999 included gross unrealized gains and (losses) of $89.3 and $(15.1), respectively.

     For the quarters ended March 31, 1999 and 1998, net unrealized depreciation of investments, net of deferred income taxes, amounted to $32.3 and $4.3, respectively.

4.   Information About Segments of Business:
     --------------------------------------
     The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

                                                  Segment Reporting
-------------------------------------------------------------------------------------------------------------------

                                                                                       Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         1999             1998
                                                                                    -------------    --------------
General Insurance Group:
     Net premiums earned......................................................      $       214.0    $        208.9
     Net investment income and other income(a)................................               50.1              53.0
                                                                                    -------------    --------------
        Total.................................................................      $       264.1    $        262.0
                                                                                    =============    ==============
     Income before taxes......................................................      $        35.3    $         51.8
                                                                                    =============    ==============
     Income tax expense.......................................................      $         8.7    $         15.1
                                                                                    =============    ==============


Mortgage Guaranty Group:
     Net premiums earned......................................................      $        75.7    $         71.3
     Net investment income and other income(a)................................               14.1              13.7
                                                                                    -------------    --------------
        Total.................................................................      $        89.9    $         85.1
                                                                                    =============    ==============
     Income before taxes......................................................      $        39.7    $         33.9
                                                                                    =============    ==============
     Income tax expense.......................................................      $        13.1    $         11.3
                                                                                    =============    ==============


Title Insurance Group:
     Net premiums earned......................................................      $        89.1    $         64.0
     Title, escrow and other fees  ...........................................               57.3              49.8
                                                                                    -------------    --------------
        Sub-total.............................................................              146.4             113.8
     Net investment income and other income(a)................................                5.4               4.9
                                                                                    -------------    --------------
        Total.................................................................      $       151.9    $        118.7
                                                                                    =============    ==============
     Income before taxes......................................................      $        16.8    $         12.5
                                                                                    =============    ==============
     Income tax expense.......................................................      $         5.7    $          4.2
                                                                                    =============    ==============


Life Insurance Group (c):
     Net premiums earned......................................................      $        17.2    $         15.2
     Net investment income and other income(a)................................                2.1               3.3
                                                                                    -------------    --------------
        Total.................................................................      $        19.4    $         18.6
                                                                                    =============    ==============
     Income before taxes......................................................      $          .4    $          1.5
                                                                                    =============    ==============
     Income tax expense.......................................................      $          .1    $           .5
                                                                                    =============    ==============

                                                                               9

                                     Reconciliations of Segments to Consolidated
----------------------------------------------------------------------------------------------------------------------------


                                                                                       Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         1999             1998
                                                                                    -------------    --------------
Revenues:
     Total revenues for reportable segments...................................      $       525.4    $        484.6
     Net realized investment gains............................................               14.7              20.0
     Other revenues...........................................................                2.3               3.1
     Elimination of intersegment revenues(b)..................................               (1.2)             (1.2)
                                                                                    -------------    --------------
        Total consolidated revenues...........................................      $       541.2    $        506.5
                                                                                    =============    ==============

Income before taxes:
     Total income before taxes of reportable segments.........................      $        92.4    $         99.8
     Net realized investment gains............................................               14.7              20.0
     Other sources - net......................................................               (1.6)              (.6)
     Elimination of intersegment profits(b)...................................                (.1)              (.2)
                                                                                    -------------    --------------
     Income before income taxes and
        extraordinary items...................................................      $       105.4    $        118.9
                                                                                    =============    ==============

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c)In the first quarter of 1999, the Company sold its small annuity book of business; this had no material effect on Old Republic's consolidated results or financial position.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at March 31, 1999 reflected decreases in assets, liabilities and common shareholders' equity of 1.7%, 2.4% and .2%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.0% and 70.5% of consolidated assets as of March 31, 1999 and December 31, 1998 respectively. Consolidated operating cash flow was positive at $56.2 million in the latest quarter, compared to $88.1 million in the same period of 1998, but the invested asset base declined principally as a result of the Company's stock buy-back program and the sale of a largely inactive life insurance subsidiary in early 1999.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 1999 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in investment yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 1999, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities with an emphasis on tax-exempt bonds. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first quarter of 1999, Old Republic's investment in equity securities decreased by 12.0% vis-a-vis the related invested balance at year-end 1998 due to securities sales and unrealized losses during the period. As of March 31, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in relation to consolidated assets or shareholders' equity.

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

Old Republic's capitalization of $2.44 billion at March 31, 1999 consisted of debt and debt equivalents of $144.4 million, convertible preferred stock of $.9 million, and common shareholders' equity of $2.30 billion. The decrease in the common shareholders' equity account during the quarter ended March 31, 1999 reflects primarily the retention of earnings in excess of dividend requirements, a moderate decrease during the latest quarter in the value of bonds and stocks carried at market values and the reacquisition of $33.8 million of common shares pursuant to a previously announced stock buy-back program.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first quarter of 1999 amounted to $453.4 million and were 10.7% above the amount reported for the first quarter of 1998. For the first three months of 1999, the Company's General Insurance Group posted relatively flat earned premium volume of $214.0 million as a result of a continuing soft pricing environment. Premiums for the Mortgage Guaranty Group increased by 6.1% to $75.7 million from $71.3 million in the year-ago quarter. Title Group premium and fee revenues increased 28.6% to $146.4 million in the first quarter of 1999 when compared to the same quarter of 1998. The Mortgage Guaranty Group and the Title Group benefitted from the positive effects of favorable mortgage rates, greater housing price appreciation and strong mortgage finance activity. The Life and Health Group's premium volume increased to $17.2 million, a 13.0% increase when compared to the same quarter of 1998, as a result of greater term life and credit insurance sales.

Consolidated net investment income was $65.4 million in the first quarter of 1999 compared to $68.5 million in the same quarter of 1998. This revenue source reflects an invested asset base that is down slightly from a year ago and a greater commitment to tax-exempt fixed maturity securities. The average annualized yield on investments was approximately 5.5% and 5.8% at the end of March 31, 1999 and 1998, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, changes in interest rates at various times and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $14.7 million in the first quarter of 1999 were mostly due to the sale of equity securities. Dispositions of securities are primarily the result of scheduled maturities of bonds and notes and sales of equity securities. For the first quarter of 1999, 60.3% of total dispositions represented maturities and early calls of existing holdings; for the year 1998 these transactions amounted to 58.3% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 44% and 45% in the first quarters of 1999 and 1998, respectively. Consolidated claims experience for property and liability coverages were affected favorably by reduced costs emanating from involuntary workers' compensation pools, but much greater loss costs in transportation insurance lines in particular seriously impacted underwriting performance. Mortgage Guaranty claim costs were lower during the first quarter of 1999 compared to the same period in 1998 mostly due to the stable economic and employment conditions which usually lead to reduced mortgage defaults. Title claims costs were slightly higher in 1999, while Life Group claim costs were higher in the latest quarter due to greater severity of travel accident claims.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 51% and 48% in the first quarters of 1999 and 1998, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio increased slightly due to a greater increase in operating expenses than premium revenues. The mortgage guaranty segment's expense ratio moved up due to higher costs associated with continued enhancement of information systems and greater contract underwriting services.The title insurance expense ratio was lower in the first quarter of 1999 compared to the same period in 1998 due in part to an increase in premium and fees volume without a proportional increase in expenses. Consolidated interest and other charges were approximately the same for both periods.

Pre-Tax and Net Income:
Consolidated income before taxes decreased by 8.4% in the first quarter of 1999 when compared to the same period one year ago. The Corporation's Mortgage Guaranty and Title insurance segments reflected higher pre-tax operating earnings; General and Life Insurance operations posted decreases in pre-tax operating earnings in this year's first quarter; and realized gains on sales of securities were lower in the most recent quarterly period.

The effective consolidated income tax rate was 31.0% and 31.9% in the first quarters of 1999 and 1998, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.


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

Old Republic's subsidiaries have substantialy completed, the identification and implementation of changes, and the testing of systems affected by Year 2000 issues. Confirmations of Year 2000 compliance from principal customers, vendors and other important third party relationships are in process of being circulated. While this process is not completed, the Company is not currently aware of any principal customer, vendor, or other important third party whose Year 2000 projects will not be completed in a timely manner.

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





 Date:   May 13, 1999
      ------------------






                                                  /s/ Paul D. Adams
                                         --------------------------------------
                                                       P. D. Adams
                                                  Senior Vice President &
                                                  Chief Financial Officer