Form 10-Q
period 1999-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-08-12
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

     [X] Quarterly  report pursuant to section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                     Shares Outstanding
               Class                                    June 30, 1999
     ---------------------------                  -------------------------
     Common Stock / $1 par value                         129,309,981









                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 1999

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

PART  II  OTHER INFORMATION                                             13 & 14

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     June 30,        December 31,
                                                                                                       1999              1998
                                                                                                 ----------------  ----------------
                Assets

Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                           (fair value: $2,348.2 and $2,422.2)                                           $2,330.6          $2,332.3
                    Other long-term investments (at cost)                                                    33.5              25.1
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,364.1           2,357.5
                                                                                                 ----------------  ----------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $1,887.7 and $1,877.8)               1,895.6           1,954.4
                    Equity securities (at fair value) (cost: $118.7 and $117.0)                             156.6             164.8
                    Short-term investments (at fair value which approximates cost)                          270.7             377.6
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,323.0           2,497.0
                                                                                                 ----------------  ----------------
                Total investments                                                                         4,687.2           4,854.5
                                                                                                 ----------------  ----------------


Other Assets:   Cash                                                                                         22.1              22.9
                Accrued investment income                                                                    70.2              71.1
                Accounts and notes receivable                                                               309.6             290.0
                Reinsurance balances and funds held                                                          77.8              86.3
                Reinsurance recoverable: Paid losses                                                         30.1              31.2
                                         Policy and claim reserves                                        1,289.9           1,292.9
                Federal income tax recoverable: Current                                                       4.5               ---
                Deferred policy acquisition costs                                                           151.0             143.9
                Sundry assets                                                                               223.9             226.4
                                                                                                 ----------------  ----------------
                                                                                                          2,179.4           2,165.2
                                                                                                 ----------------  ----------------
                      Total Assets                                                                       $6,866.6          $7,019.7
                                                                                                 ================  ================

-----------------------------------------------------------------------------------------------------------------------------------

                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                     $126.1            $187.6
                Losses, claims and settlement expenses                                                    3,351.8           3,406.5
                Unearned premiums                                                                           359.5             360.1
                Other policyholders' benefits and funds                                                      53.4              52.5
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                               3,890.9           4,006.9
                Commissions, expenses, fees and taxes                                                       141.7             138.8
                Reinsurance balances and funds                                                              120.8             130.5
                Federal income tax payable: Current                                                          ---                6.9
                                            Deferred                                                        194.3             179.8
                Debt                                                                                        140.9             145.1
                Sundry liabilities                                                                           92.2             105.9
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                   4,581.0           4,714.2
                                                                                                 ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                   1.0               1.2
                                                                                                 ----------------  ----------------

Common          Common stock                                                                                156.5             156.3
Shareholders'   Additional paid-in capital                                                                  627.0             624.5
Equity:         Unallocated shares - ESSOP                                                                   (2.5)             (5.1)
                Retained earnings                                                                         1,817.4           1,709.9
                Accumulated other comprehensive income                                                       21.5              70.2
                Treasury stock (at cost)                                                                   (335.5)           (251.6)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                   2,284.5           2,304.2
                                                                                                 ----------------  ----------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                 $6,866.6          $7,019.7
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

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                            ----------------------------------   ----------------------------------
                                                                  1999              1998               1999              1998
                                                            ----------------  ----------------   ----------------  ----------------
Revenues:     Net premiums earned                                     $387.3            $391.6             $783.4            $751.2
              Title, escrow and other fees                              60.0              63.4              117.3             113.3
              Net investment income                                     65.3              67.9              130.7             136.5
              Realized investment gains                                  6.9               5.5               21.6              25.5
              Other income                                               7.8               7.9               15.4              16.4
                                                            ----------------  ----------------   ----------------  ----------------
                Net revenues                                           527.4             536.6            1,068.7           1,043.1
                                                            ----------------  ----------------   ----------------  ----------------

Expenses:     Benefits, claims and settlement expenses                 193.1             189.0              394.1             374.7
              Underwriting, acquisition and
                insurance expenses                                     240.4             227.7              472.0             425.9
              Interest and other expenses                                3.6               3.5                6.9               7.1
                                                            ----------------  ----------------   ----------------  ----------------
                Total expenses                                         437.2             420.3              873.1             807.9
                                                            ----------------  ----------------   ----------------  ----------------
              Income before income taxes and items below                90.2             116.2              195.6             235.2
                                                            ----------------  ----------------   ----------------  ----------------

Income Taxes: Currently payable                                          3.0              18.5               17.1              42.1
              Deferred                                                  23.9              17.7               42.5              32.0
                                                            ----------------  ----------------   ----------------  ----------------
                Total income taxes                                      27.0              36.2               59.6              74.1
                                                            ----------------  ----------------   ----------------  ----------------
                                                                        63.1              80.0              135.9             161.0
              Other items - net                                          0.6               0.3                1.7               0.9
                                                            ----------------  ----------------   ----------------  ----------------
Net Income:                                                            $63.8             $80.4             $137.6            $161.9
                                                            ================  ================   ================  ================



Net Income
Per Share:    Basic                                                    $0.48             $0.58              $1.04             $1.17
                                                            ================  ================   ================  ================

              Diluted                                                  $0.48             $0.57              $1.03             $1.15
                                                            ================  ================   ================  ================


Dividends Per
Common Share: Cash dividends                                          $0.130            $0.100             $0.230            $0.187
                                                            ================  ================   ================  =================

              Stock dividends                                            --%               --%                --%               50%
                                                            ================  ================   ================  ================


              Average number of common and common
               equivalent shares outstanding

                                         Basic                   130,774,838       137,756,505        131,717,335       138,261,741
                                                            ================  ================   ================  ================

                                         Diluted                 131,816,397       139,993,613        132,813,239       140,435,405
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

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                            ----------------------------------   ----------------------------------
                                                                  1999              1998               1999              1998
                                                            ----------------  ----------------   ----------------  ----------------

Net income as reported                                                 $63.8             $80.4             $137.6            $161.9
                                                            ----------------  ----------------   ----------------  ----------------

Other comprehensive income:
    Foreign currency translation adjustment                              0.7              (1.0)               1.1              (0.7)
                                                            ----------------  ----------------   ----------------  ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                (20.1)              2.8              (55.2)             16.1
        Less: elimination of pre-tax realized gains
            included in income as reported                               6.9               5.5               21.6              25.5
                                                            ----------------  ----------------   ----------------  ----------------
        Pre-tax unrealized losses on securities
            carried at market value                                    (27.0)             (2.7)             (76.8)             (9.3)
        Deferred income taxes (credits)                                 (9.5)             (1.0)             (26.9)             (3.3)
                                                            ----------------  ----------------   ----------------  ----------------
        Net unrealized losses on securities                            (17.5)             (1.7)             (49.8)             (6.0)
                                                            ----------------  ----------------   ----------------  ----------------
    Net adjustments                                                    (16.7)             (2.7)             (48.7)             (6.7)
                                                            ----------------  ----------------   ----------------  ----------------

Comprehensive income                                                   $47.1             $77.5              $88.9            $155.1
                                                            ================  =================  ================  ================

See accompanying notes.

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                               ------------------------------------
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                             $137.6             $161.9
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     (6.4)              (4.3)
      Premiums and other receivables                                                                       (18.6)               2.2
      Unpaid claims and related items                                                                      (49.6)             (34.7)
      Future policy benefits and policyholders' funds                                                       (1.8)             (17.7)
      Income taxes                                                                                          30.5               37.8
      Reinsurance balances and funds                                                                        (0.9)              (0.2)
      Accounts payable, accrued expenses and other                                                           2.3                1.0
                                                                                               -----------------  -----------------
   Total                                                                                                    93.0              145.9
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                         51.6               83.7
      Available for sale:
         Maturities and early calls                                                                         53.9               60.1
         Other                                                                                              83.8               77.0
   Sales of equity securities                                                                               25.2               10.8
   Sales of other investments                                                                                0.6                2.5
   Sales of fixed assets for company use                                                                     1.0                0.5
   Purchases of fixed maturity securities:
      Held to maturity                                                                                     (77.2)            (175.6)
      Available for sale                                                                                  (180.2)            (147.6)
   Purchases of equity securities                                                                          (26.9)             (51.0)
   Purchases of other investments                                                                           (8.7)             (10.8)
   Purchases of fixed assets for company use                                                                (8.0)             (14.4)
   Proceeds from sale of subsidiary                                                                         25.3                ---
   Cash and short-term investments of subsidiary sold                                                      (31.4)               ---
   Other-net                                                                                                 0.1               (2.1)
                                                                                               -----------------  -----------------
   Total                                                                                                   (90.7)            (166.7)
                                                                                               -----------------  -----------------

Cash flows from financing activities:
   Increase in term loans                                                                                   18.0                4.0
   Issuance of preferred and common stocks                                                                   2.4               14.5
   Issuance of debentures and notes                                                                          ---                0.6
   Repayments of term loans                                                                                (18.0)               ---
   Redemption of debentures and notes                                                                       (1.6)              (0.7)
   Dividends on common shares                                                                              (30.0)             (25.7)
   Dividends on preferred shares                                                                             ---               (0.1)
   Purchase of treasury stock                                                                              (83.8)             (51.4)
   Other-net                                                                                                 3.1                1.4
                                                                                               -----------------  -----------------
   Total                                                                                                  (109.9)             (57.3)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                    (107.6)             (78.1)
   Cash and short-term investments, beginning of period                                                    400.5              355.0
                                                                                               -----------------  -----------------
   Cash and short-term investments, end of period                                                         $292.9             $276.8
                                                                                               =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $4.9               $4.9
                                                                                               =================  =================
                                    Income taxes                                                           $28.3              $37.9
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

                                                                            Quarters Ended                  Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------    -----------------------------
                                                                         1999            1998             1999            1998
                                                                    -------------   -------------    -------------   -------------
     Numerator:
       Income before extraordinary item.........................    $        63.8   $        80.4    $       137.6   $       161.9
       Less Preferred stock dividends...........................             --              --               --                .1
                                                                    -------------   -------------    -------------   -------------
       Numerator for basic earnings per share -
          income available to common stockholders...............             63.8            80.3            137.6           161.8

       Effect of dilutive securities:
          Convertible preferred stock dividends.................             --              --               --                .1
                                                                    -------------   -------------    -------------   -------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................    $        63.8   $        80.4    $       137.6   $       161.9
                                                                    =============   =============    =============   =============

     Denominator:
       Denominator for basic earnings per share -
          weighted-average shares...............................      130,774,838     137,756,505      131,717,335     138,261,741

       Effect of dilutive securities:
          Stock options.........................................          846,464       1,999,091          896,557       1,935,647
          Convertible preferred stock...........................          195,095         238,017          199,347         238,017
                                                                    -------------   -------------    -------------   -------------
          Dilutive potential common shares......................        1,041,559       2,237,108        1,095,904       2,173,664
                                                                    -------------   -------------    -------------   -------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................      131,816,397     139,993,613      132,813,239     140,435,405
                                                                    =============   =============    =============   =============

     Basic earnings per share...................................    $         .48   $         .58    $        1.04   $        1.17
                                                                    =============   =============    =============   =============
     Diluted earnings per share.................................    $         .48   $         .57    $        1.03   $        1.15
                                                                    =============   =============    =============   =============

3.   Unrealized Appreciation of Investments:
     --------------------------------------
     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $30.4 at June 30, 1999. Unrealized appreciation of investments, before applicable income taxes of $16.6, at June 30, 1999 included gross unrealized gains and (losses) of $67.8 and $(20.7), respectively.

     For  the  six  months  ended  June  30,  1999  and  1998,   net  unrealized
     depreciation of investments, net of deferred income taxes, amounted to $49.8 and $6.0, respectively.

4.   Information About Segments of Business
     --------------------------------------
     The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

                                Segment Reporting
     -----------------------------------------------------------------------------------------------------------------------------

                                                                            Quarters Ended                  Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------    -----------------------------
                                                                         1999            1998             1999            1998
                                                                    -------------   -------------    -------------   -------------

       General Insurance Group:
         Net premiums earned....................................    $       208.2   $       227.7    $       422.2   $       436.7
         Net investment income and other income(a)..............             50.2            52.0            100.3           105.1
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $       258.4   $       279.8    $       522.5   $       541.9
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        27.9   $        48.8    $        63.3   $       100.6
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         6.2   $        13.5    $        15.0   $        28.7
                                                                    =============   =============    =============   =============


      Mortgage Guaranty Group:
         Net premiums earned....................................    $        75.3   $        72.7    $       151.0   $       144.1
         Net investment income and other income(a)..............             13.8            13.3             28.0            27.1
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $        89.2   $        86.1    $       179.1   $       171.2
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        46.1   $        42.4    $        85.9   $        76.4
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $        15.4   $        14.2    $        28.6   $        25.5
                                                                    =============   =============    =============   =============


       Title Insurance Group:
         Net premiums earned....................................    $        90.8   $        78.0    $       180.0   $       142.0
         Title, escrow and other fees  .........................             60.0            63.4            117.3           113.3
                                                                    -------------   -------------    -------------   -------------
         Sub-total..............................................            150.9           141.5            297.3           255.4
         Net investment income and other income(a)..............              5.8             5.2             11.3            10.1
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $       156.7   $       146.7    $       308.7   $       265.5
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        13.5   $        18.8    $        30.3   $        31.4
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         4.5   $         6.4    $        10.2   $        10.6
                                                                    =============   =============    =============   =============


       Life Insurance Group (c):
         Net premiums earned....................................    $        12.8   $        13.0    $        30.1   $        28.2
         Net investment income and other income(a)..............              2.2             3.6              4.3             7.0
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $        15.0   $        16.6    $        34.4   $        35.2
                                                                    =============   =============    =============   =============
         Income (loss) before taxes (credits)...................    $        (1.8)  $         2.1    $        (1.3)  $         3.6
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $         (.8)  $          .7    $         (.7)  $         1.2
                                                                    =============   =============    =============   =============


                   Reconciliations of Segments to Consolidated
        --------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                  Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------    -----------------------------
                                                                         1999            1998             1999            1998
                                                                    -------------   -------------    -------------   -------------

       Revenues:
         Total revenues for reportable segments.................    $       519.5   $       529.4    $     1,044.9   $     1,014.0
         Net realized investment gains..........................              6.9             5.5             21.6            25.5
         Other revenues.........................................              2.3             2.7              4.6             5.8
         Elimination of intersegment revenues (b)...............             (1.3)           (1.1)            (2.5)           (2.4)
                                                                    -------------   -------------    -------------   -------------
                Total consolidated revenues.....................    $       527.4   $       536.6    $     1,068.7   $     1,043.1
                                                                    =============   =============    =============   =============


       Income before taxes:
         Total income before taxes of reportable segments.......    $        85.7   $       112.2    $       178.2   $       212.1
         Net realized investment gains..........................              6.9             5.5             21.6            25.5
         Other revenues - net...................................             (2.3)           (1.3)            (3.9)           (1.9)
         Elimination of intersegment profits (b)................              (.1)            (.2)             (.2)            (.5)
                                                                    -------------   -------------    -------------   -------------
         Income before income taxes and
                extraordinary items.............................    $        90.2   $       116.2    $       195.6   $       235.2
                                                                    =============   =============    =============   =============


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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at June 30, 1999 reflected decreases in assets, liabilities and common shareholders' equity of 2.2%, 2.8% and .9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.6% and 70.5% of consolidated assets as of June 30, 1999 and December 31, 1998 respectively. Consolidated operating cash flow was positive at $93.0 million in the latest six month period, compared to $145.9 million in the same period of 1998, but the invested asset base declined principally as a result of the Company's stock buy-back program, the sale of a largely inactive life insurance subsidiary in early 1999 and a decrease in the value of bonds and stocks carried at market value.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 1999 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in investment yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first six months of 1999, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities with an emphasis on tax-exempt bonds. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first six months of 1999, Old Republic's investment in equity securities decreased by 5.0% vis-a-vis the related invested balance at year-end 1998 due to securities sales and unrealized losses during the period. At June 30, 1999, the Company had no investments in default as to principal and/or interest.

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

Old Republic's capitalization of $2.42 billion at June 30, 1999 consisted of debt of $140.9 million, convertible preferred stock of $1.0 million, and common shareholders' equity of $2.28 billion. The decrease in the common shareholders' equity account during the six months ended June 30, 1999 reflects primarily the retention of earnings in excess of dividend requirements, a decrease in the value of bonds and stocks carried at market values and the reacquisition of $83.8 million of common shares pursuant to previously announced stock buy-back programs.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the second quarter of 1999 amounted to $447.3 million, 1.7% below the amount reported for the same quarter of 1998. For the second quarter of 1999, the Company's General Insurance Group posted a decrease in earned premium volume of $19.5 million as a result of a continuing soft pricing environment in this industry segment. Mortgage Guaranty Group premiums increased by 3.5% to $75.3 million from $72.7 million in the year-ago quarter. Title Group premium and fee revenues increased 6.6% to $150.9 million in the second quarter of 1999 when compared to the same quarter of 1998. The Mortgage Guaranty Group and the Title Group benefitted from the positive effects of relatively low mortgage rates, high employment trends and greater housing price appreciation. The Life and Health Group's premium volume decreased to $12.8 million, a 1.1% decrease when compared to the same quarter of 1998.

Consolidated net premiums and fees earned in the first half of 1999 amounted to $900.8 million, or 4.2% above the amount reported for the same 1998 period. The General Insurance Group's net premiums earned decreased 3.3% to $422.2 million in the first half of 1999. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $151.0 million, an increase of 4.8%. The Title Insurance Group reported premiums and fees in the first half of $297.3 million, up from $255.4 million in the year-ago period. Life and health premiums also rose 6.5% to $30.1 million during the same 1999 period, but remained at approximately 3% of consolidated premiums and fees. The above-cited factors for the second quarter of 1999 had similar effects on first half 1999 premiums and fees revenues.

Consolidated net investment income was $130.7 million in the first half of 1999 and $65.3 million in the second quarter of 1999 compared to $136.5 million and $67.9 million, respectively, in the same quarter and six month period of 1998. This revenue source reflects an invested asset base that is down slightly from a year ago and a greater commitment to tax-exempt fixed maturity securities. The average annualized yield on investments was approximately 5.5% and 5.8% at the end of June 30, 1999 and 1998, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $21.6 million in the first half of 1999 were mostly due to the sale of equity securities. Dispositions of securities were primarily the result of scheduled maturities of bonds and notes and sales of equity securities. For the first six months of 1999, 55.7% of total dispositions represented maturities and early calls of existing holdings; for the year 1998 these transactions amounted to 58.3% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 44% and 43% in the first six months of 1999 and 1998, respectively. For the second quarter of each year, these ratios were 43% in 1999 and 42% in 1998. Consolidated claims experience for property and liability coverages was affected favorably by reduced costs emanating from involuntary workers' compensation pools, but much greater loss costs in transportation insurance lines in particular seriously impacted underwriting performance. Mortgage Guaranty claim costs were lower during the first six months of 1999 compared to the same period in 1998 mostly due to stable economic and employment conditions which usually lead to reduced mortgage defaults. Title claims costs were basically stable in both periods, while Life Group claim costs were higher in the latest six months due to greater frequency and severity of travel accident and ordinary term life claims.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were approximately 52% and 50% in the first six months of 1999 and 1998, respectively. These ratios were 54% and 51% for the second quarters of 1999 and 1998, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio remained basically flat for the first half of 1999 compared to the same period in 1998. The mortgage guaranty segment's expense ratio moved up due to higher costs associated with continued enhancement of information systems and relatively high contract underwriting services. The title insurance expense ratio was higher in the first half of 1999 compared to the same period in 1998 due mostly to generally higher salary and information services costs. Consolidated interest and other charges were approximately the same for both periods.

Pre-Tax and Net Income:
Consolidated income before taxes decreased by 24.8% in the second quarter and 17.0% in the first six months of 1999 when compared to the same periods one year ago. The Corporation's Mortgage Guaranty segment reflected higher second quarter and year to date pre-tax operating earnings; General, Title and Life Insurance operations posted decreases in pre-tax operating earnings in this year's second quarter and first six months; realized gains on sales of securities were higher in the most recent quarter and lower for the current year to date period.

The effective consolidated income tax rate was 30% and 31% in the second quarter and six month period of 1999, respectively, and 31% and 32% in the second quarter and six month period of 1998, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

                                                                              12
Year 2000 Issues:
The Company and its subsidiaries have been aware for several years of the issues associated with programming codes in existing computer systems as the Year 2000 approaches. Most Old Republic subsidiaries are operated with reasonable autonomy, and, accordingly, Year 2000 issues are independently managed at each of the operating entities. Simply stated, Year 2000 issues stem from computer programs that were written in earlier years with only two digits to specify a year, as opposed to four digits; such programs may therefore be unable to interpret dates beyond 1999, which could cause a system failure or other computer errors that could lead to a disruption of operations.

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

Old Republic's subsidiaries have substantially completed, the identification and implementation of changes, and the testing of systems affected by Year 2000 issues. Confirmations of Year 2000 compliance from principal customers, vendors and other important third party relationships are in process of being circulated. While this process is not completed, the Company is not currently aware of any principal customer, vendor, or other important third party whose Year 2000 projects will not be completed in a timely manner.

The costs of identifying, implementing and testing the required changes have not been material to operating results. A significant portion of these costs was not incremental as the Company and its subsidiaries have mostly utilized existing resources.

The Company's subsidiaries have commenced consideration of contingency plans in the event remediation efforts of Year 2000 issues are unsuccessful. Such plans should be more fully developed in the third and fourth quarters of 1999 to the extent deemed applicable and practicable.

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

Any forward-looking commentary or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, as well as periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses and work-related injuries. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, operating earnings or losses are generally affected by the amount of debt outstanding and its cost, as well as interest income on temporary short-term investments.

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

 (a) The annual meeting of registrant's shareholders was held on May 21, 1999.

 (b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

 (c) At the meeting, the shareholders voted on the following matter:

     1. The  election  of  four  Class  III  directors.   There  were  at  least
        104,801,180 affirmative votes for each director and no more than 1,100,898 votes withheld.



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





                                         Old Republic International Corporation
                                         --------------------------------------
                                                      (Registrant)





     Date:    August 12, 1999
          -----------------------






                                                  /s/ Paul D. Adams
                                         --------------------------------------
                                                      Paul D. Adams
                                                 Senior Vice President &
                                                 Chief Financial Officer