Form 10-Q
period 1999-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 1999-11-12
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

   [X] Quarterly  report  pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended September 30, 1999 or
   [ ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                    Shares Outstanding
              Class                                 September 30, 1999
     ---------------------------               ----------------------------
     Common Stock / $1 par value                         126,232,987




                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 1999

                                      INDEX
--------------------------------------------------------------------------------

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

PART II  OTHER INFORMATION                                             13 & 14

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 September 30,      December 31,
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
               Assets

Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                      (fair value: $2,281.8 and $2,422.2)                                               $2,270.6           $2,332.3
                    Other long-term investments (at cost)                                                   39.5               25.1
                                                                                               -----------------  -----------------
                    Total                                                                                2,310.1            2,357.5
                                                                                               -----------------  -----------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $1,975.9 and $1,877.8)              1,973.5            1,954.4
                    Equity securities (at fair value) (cost: $126.3 and $117.0)                            150.8              164.8
                    Short-term investments (at fair value which approximates cost)                         265.2              377.6
                                                                                               -----------------  -----------------
                    Total                                                                                2,389.6            2,497.0
                                                                                               -----------------  -----------------
                Total investments                                                                        4,699.8            4,854.5
                                                                                               -----------------  -----------------

Other Assets:   Cash                                                                                        19.5               22.9
                Accrued investment income                                                                   69.3               71.1
                Accounts and notes receivable                                                              316.3              290.0
                Reinsurance balances and funds held                                                         76.7               86.3
                Reinsurance recoverable: Paid losses                                                        31.6               31.2
                                         Policy and claim reserves                                       1,310.3            1,292.9
                Federal income tax recoverable: Current                                                      3.1               ---
                Deferred policy acquisition costs                                                          153.3              143.9
                Sundry assets                                                                              223.6              226.4
                                                                                               -----------------  -----------------
                                                                                                         2,204.2            2,165.2
                                                                                               -----------------  -----------------
                      Total Assets                                                                      $6,904.0           $7,019.7
                                                                                               =================  =================

-----------------------------------------------------------------------------------------------------------------------------------

                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                    $131.9             $187.6
                Losses, claims and settlement expenses                                                   3,390.3            3,406.5
                Unearned premiums                                                                          371.3              360.1
                Other policyholders' benefits and funds                                                     52.1               52.5
                                                                                               -----------------  -----------------
                      Total policy liabilities and accruals                                              3,945.6            4,006.9
                Commissions, expenses, fees and taxes                                                      158.5              138.8
                Reinsurance balances and funds                                                             119.8              130.5
                Federal income tax payable:Current                                                           ---                6.9
                                           Deferred                                                        198.2              179.8
                Debt                                                                                       150.4              145.1
                Sundry liabilities                                                                          87.7              105.9
                                                                                               -----------------  -----------------
                      Total liabilities                                                                  4,660.5            4,714.2
                                                                                               -----------------  -----------------

Preferred
Stock:          Convertible preferred stock                                                                  0.7                1.2
                                                                                               -----------------  -----------------

Common          Common stock                                                                               156.6              156.3
Shareholders'   Additional paid-in capital                                                                 627.5              624.5
Equity:         Unallocated shares - ESSOP                                                                  (2.5)              (5.1)
                Retained earnings                                                                        1,840.7            1,709.9
                Accumulated other comprehensive income                                                       5.8               70.2
                Treasury stock (at cost)                                                                  (385.6)            (251.6)
                                                                                               -----------------  -----------------
                      Total Common Shareholders' Equity                                                  2,242.6            2,304.2
                                                                                               -----------------  -----------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                $6,904.0           $7,019.7
                                                                                               =================  =================


See accompanying notes.

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   Quarters Ended                       Nine Months Ended
                                                                    September 30,                         September 30,
                                                         -----------------------------------   ------------------------------------
                                                               1999              1998                1999               1998
                                                         ----------------  -----------------   -----------------  -----------------
Revenues:     Net premiums earned                                  $389.7             $410.3            $1,173.2           $1,161.6
              Title, escrow and other fees                           52.0               62.3               169.4              175.7
              Net investment income                                  66.0               68.1               196.8              204.7
              Realized investment gains                               4.4                6.5                26.0               32.0
              Other income                                            6.2                8.1                21.7               24.5
                                                         ----------------  -----------------   -----------------  -----------------
                 Net revenues                                       518.5              555.6             1,587.2            1,598.7
                                                         ----------------  -----------------   -----------------  -----------------

Expenses:     Benefits, claims and settlement expenses              220.0              208.4               614.1              583.2
              Underwriting, acquisition and
                insurance expenses                                  241.2              236.9               713.2              662.9
              Interest and other expenses                             3.4                3.5                10.4               10.7
                                                         ----------------  -----------------   -----------------  -----------------
                Total expenses                                      464.6              449.0             1,337.7            1,256.9
                                                         ----------------  -----------------   -----------------  -----------------
              Income before income taxes and items below             53.9              106.6               249.5              341.8
                                                         ----------------  -----------------   -----------------  -----------------

Income Taxes: Currently payable                                       1.6               18.0                18.8               60.1
              Deferred                                               12.3               14.7                54.8               46.8
                                                         ----------------  -----------------   -----------------  -----------------
                Total income taxes                                   13.9               32.7                73.6              106.9
                                                         ----------------  -----------------   -----------------  -----------------
                                                                     39.9               73.8               175.8              234.8
              Other items - net                                        --                0.8                 1.8                1.7
                                                         ----------------  -----------------   -----------------  -----------------
Net Income:                                                         $39.9              $74.6              $177.6             $236.6
                                                         ================  =================   =================  =================




Net Income
Per Share:    Basic                                                 $0.31              $0.54               $1.36              $1.71
                                                         ================  =================   =================  =================

              Diluted                                               $0.31              $0.54               $1.35              $1.69
                                                         ================  =================   =================  =================


Dividends Per
Common Share: Cash dividends                                       $0.130             $0.100              $0.360             $0.287
                                                         ================  =================   =================  =================

              Stock dividends                                         --%                --%                 --%                50%
                                                         ================  =================   =================  =================


              Average number of common and common
                equivalent shares outstanding:

                                             Basic            128,183,125        136,914,815         130,536,390        137,858,216
                                                         ================  =================   =================  =================

                                             Diluted          128,955,730        138,870,948         131,483,407        139,925,145
                                                         ================  =================   =================  =================

See accompanying notes.

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   Quarters Ended                       Nine Months Ended
                                                                    September 30,                         September 30,
                                                         -----------------------------------  -------------------------------------
                                                               1999               1998               1999               1998
                                                         ----------------  -----------------  ------------------  -----------------
Net income as reported                                              $39.9              $74.6              $177.6             $236.6
                                                         ----------------  -----------------   -----------------  -----------------

Other comprehensive income:
    Foreign currency translation adjustment                           0.1               (1.2)                1.2               (1.9)
                                                         ----------------  -----------------   -----------------  -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period             (19.8)              42.3               (75.0)              58.4
        Less: elimination of pre-tax realized gains
            included in income as reported                            4.4                6.5                26.0               32.0
                                                         ----------------  -----------------   -----------------  -----------------
        Pre-tax unrealized gains (losses) on securities
            carried at market value                                 (24.3)              35.8              (101.1)              26.4
        Deferred income taxes (credits)                              (8.5)              12.5               (35.5)               9.2
                                                         ----------------  -----------------   -----------------  -----------------
        Net unrealized gains (losses) on securities                 (15.7)              23.3               (65.6)              17.2
                                                         ----------------  -----------------   -----------------  -----------------
    Net adjustments                                                 (15.6)              22.1               (64.3)              15.3
                                                         ----------------  -----------------   -----------------  -----------------

Comprehensive income                                                $24.3              $96.7              $113.4             $251.9
                                                         ================  =================   =================  =================

See accompanying notes.

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                               ------------------------------------
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                             $177.6             $236.6
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     (9.4)             (12.2)
      Premiums and other receivables                                                                       (26.1)              (7.2)
      Unpaid claims and related items                                                                      (25.2)             (43.3)
      Future policy benefits and policyholders' funds                                                        9.1               (8.2)
      Income taxes                                                                                          43.9               43.4
      Reinsurance balances and funds                                                                        (1.4)               1.2
      Accounts payable, accrued expenses and other                                                          19.8               32.6
                                                                                               -----------------  -----------------
   Total                                                                                                   188.4              242.9
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                        142.4              136.9
      Available for sale:
         Maturities and early calls                                                                        111.2               88.7
         Other                                                                                             124.4              113.5
   Sales of equity securities                                                                               33.0               13.4
   Sales of other investments                                                                                1.0                3.2
   Sales of fixed assets for company use                                                                     2.1                0.9
   Purchases of fixed maturity securities:
      Held to maturity                                                                                    (108.2)            (217.7)
      Available for sale                                                                                  (366.9)            (174.2)
   Purchases of equity securities                                                                          (42.3)             (70.1)
   Purchases of other investments                                                                          (15.1)             (12.0)
   Purchases of fixed assets for company use                                                               (12.0)             (21.2)
   Purchases of investments in subsidiaries                                                                  ---               (2.7)
   Proceeds from sale of subsidiary                                                                         25.3                ---
   Cash and short-term investments of subsidiary sold                                                      (31.4)               ---
   Other-net                                                                                                (0.1)              (4.0)
                                                                                               -----------------   -----------------
   Total                                                                                                  (136.6)            (145.3)
                                                                                               -----------------   -----------------

Cash flows from financing activities:
   Increase in term loans                                                                                   28.0                4.0
   Issuance of preferred and common stocks                                                                   2.8               16.1
   Issuance of debentures and notes                                                                          ---                0.6
   Repayments of term loans                                                                                (18.0)               ---
   Redemption of debentures and notes                                                                       (1.9)              (1.5)
   Dividends on common shares                                                                              (46.7)             (39.3)
   Dividends on preferred shares                                                                            (0.1)              (0.1)
   Purchase of treasury stock                                                                             (133.9)             (86.5)
   Other-net                                                                                                 2.3                1.2
                                                                                               -----------------  -----------------
   Total                                                                                                  (167.4)            (105.6)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                    (115.7)              (8.0)
   Cash and short-term investments, beginning of period                                                    400.5              355.0
                                                                                               -----------------  -----------------
   Cash and short-term investments, end of period                                                         $284.8             $347.0
                                                                                               =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $5.2               $5.5
                                                                                               =================  =================
                                    Income taxes                                                           $28.3              $58.2
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

                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------    -----------------------------
                                                                        1999            1998              1999           1998
                                                                    -------------   -------------    -------------   -------------
     Numerator:
       Income before extraordinary item.........................    $        39.9   $        74.6    $       177.6   $       236.6
       Less Preferred stock dividends...........................             --              --                 .1              .1
                                                                    -------------   -------------    -------------   -------------
       Numerator for basic earnings per share -
          income available to common stockholders...............             39.9            74.6            177.5           236.4

       Effect of dilutive securities:
          Convertible preferred stock dividends.................             --              --                 .1              .1
                                                                    -------------   -------------    -------------   -------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................    $        39.9   $        74.6    $       177.6   $       236.6
                                                                    =============   =============    =============   =============

     Denominator:
       Denominator for basic earnings per share -
          weighted-average shares...............................      128,183,125     136,914,815      130,536,390     137,858,216

       Effect of dilutive securities:
          Stock options.........................................          618,647       1,711,824          762,966       1,826,791
          Convertible preferred stock...........................          153,958         244,309          184,051         240,138
                                                                    -------------   -------------    -------------   -------------
          Dilutive potential common shares......................          772,605       1,956,133          947,017       2,066,929
                                                                    -------------   -------------    -------------   -------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................      128,955,730     138,870,948      131,483,407     139,925,145
                                                                    =============   =============    =============   =============

     Basic earnings per share...................................    $         .31   $         .54    $        1.36   $        1.71
                                                                    =============   =============    =============   =============
     Diluted earnings per share.................................    $         .31   $         .54    $        1.35   $        1.69
                                                                    =============   =============    =============   =============

3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $14.6 at September 30, 1999. Unrealized appreciation of investments, before applicable income taxes of $8.1 at September 30, 1999 included gross unrealized gains and (losses) of $50.7 and $(27.9), respectively.

     For the nine months ended September 30, 1999 and 1998, net unrealized appreciation (depreciation) of investments, net of deferred income taxes, amounted to $(65.6) and $17.2, respectively.

4.   Information About Segments of Business

     The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles (GAAP). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.


                                Segment Reporting
----------------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------    -----------------------------
                                                                        1999            1998              1999           1998
                                                                    -------------   -------------    -------------   -------------
       General Insurance Group:
         Net premiums earned....................................    $       213.7   $       234.6    $       635.9   $       671.4
         Net investment income and other income(a)..............             50.3            51.7            150.6           156.9
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $       264.0   $       286.4    $       786.6   $       828.3
                                                                    =============   =============    =============   =============
         Income before taxes (credits)..........................    $         2.4   $        43.9    $        65.8   $       144.5
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $        (2.5)  $        18.8    $        12.4   $        47.6
                                                                    =============   =============    =============   =============


       Mortgage Guaranty Group:
         Net premiums earned....................................    $        72.9   $        72.0    $       223.9   $       216.1
         Net investment income and other income(a)..............             13.5            14.2             41.6            41.4
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $        86.4   $        86.3    $       265.5   $       257.6
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        44.4   $        39.6    $       130.4   $       116.1
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $        14.7   $        13.9    $        43.3   $        39.5
                                                                    =============   =============    =============   =============


       Title Insurance Group:
         Net premiums earned....................................    $        93.0   $        87.8    $       273.0   $       229.8
         Title, escrow and other fees  .........................             52.0            62.3            169.4           175.7
                                                                    -------------   -------------    -------------   -------------
         Sub-total..............................................            145.1           150.1            442.5           405.5
         Net investment income and other income(a)..............              5.8             5.1             17.1            15.2
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $       150.9   $       155.2    $       459.7   $       420.8
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $         4.2   $        16.3    $        34.6   $        47.8
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         1.3   $         5.5    $        11.6   $        16.2
                                                                    =============   =============    =============   =============


       Life Insurance Group (c):
         Net premiums earned....................................    $        10.1   $        15.8    $        40.2   $        44.1
         Net investment income and other income(a)..............              2.1             3.3              6.5            10.3
                                                                    -------------   -------------    -------------   -------------
         Total  ................................................    $        12.8   $        19.1    $        46.7   $        54.4
                                                                    =============   =============    =============   =============
         Income (loss) before taxes (credits)...................    $         (.4)  $         1.5    $        (1.8)  $         5.2
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $         (.2)  $        (8.3)   $         (.9)  $        (7.0)
                                                                    =============   =============    =============   =============


                                                                               9

                   Reconciliations of Segments to Consolidated
----------------------------------------------------------------------------------------------------------------------------------


                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------    -----------------------------
                                                                        1999            1998              1999           1998
                                                                    -------------   -------------    -------------   -------------
       Revenues:
         Total revenues for reportable segments.................    $       513.7   $       547.2    $     1,558.6   $     1,561.3
         Net realized investment gains..........................              4.4             6.5             26.0            32.0
         Other revenues.........................................              2.1             2.7              6.8             8.6
         Elimination of intersegment revenues (b)...............             (1.7)            (.9)            (4.1)           (3.3)
                                                                    -------------   -------------    -------------   -------------
                Total consolidated revenues.....................    $       518.5   $       555.6    $     1,587.2   $     1,598.7
                                                                    =============   =============    =============   =============


       Income before taxes:
         Total income before taxes of reportable segments.......    $        50.8   $       101.5    $       229.0   $       313.7
         Net realized investment gains..........................              4.4             6.5             26.0            32.0
         Other revenues - net...................................             (1.3)           (1.3)            (5.2)           (3.3)
         Elimination of intersegment profits (b)................               --             (.1)             (.3)            (.6)
                                                                    -------------   -------------    -------------   -------------
         Income before income taxes and
                extraordinary items.............................    $        53.9   $       106.6    $       249.5   $       341.8
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------


                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at September 30, 1999 reflected decreases in assets, liabilities and common shareholders' equity of 1.6%, 1.1% and 2.7%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 69.4% and 70.5% of consolidated assets as of September 30, 1999 and December 31, 1998 respectively. Consolidated operating cash flow was positive at $188.4 million in the latest nine month period, compared to $242.9 million in the same period of 1998, but the invested asset base declined principally as a result of the Company's stock buy-back program, the sale of a largely inactive life insurance subsidiary in early 1999 and a decrease in the value of bonds and stocks carried at market value.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 1999 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including seasonal operating cash needs, investment strategy, and expectations as to trends in investment yields. Accordingly, the future level of short-term investments will vary and respond to the dynamics of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 1999, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; the Corporation has not directed its investable funds to so-called "junk bonds" or derivative types of securities. During the first nine months of 1999, Old Republic's investment in equity securities decreased by 8.5% vis-a-vis the related invested balance at year-end 1998 due to securities sales and unrealized losses during the period. At September 30, 1999, the Company had no investments in default as to principal and/or interest.

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

Old Republic's capitalization of $2.39 billion at September 30, 1999 consisted of debt of $150.4 million, convertible preferred stock of $.7 million, and common shareholders' equity of $2.24 billion. The decrease in the common shareholders' equity account during the nine months ended September 30, 1999 reflects primarily the retention of earnings in excess of dividend requirements, a decrease in the value of bonds and stocks carried at market values and the reacquisition of $133.9 million of common shares pursuant to previously announced stock buy-back programs.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the third quarter of 1999 amounted to $441.8 million, 6.5% below the amount reported for the same quarter of 1998. For the third quarter of 1999, the Company's General Insurance Group posted a decrease in earned premium volume of $20.9 million as a result of a continuing soft pricing environment in this industry segment. Mortgage Guaranty Group premiums increased by 1.2% to $72.9 million from $72.0 million in the year-ago quarter. Title Group premium and fee revenues decreased 3.4% to $145.1 million in the third quarter of 1999 when compared to the same quarter of 1998 due in large measure to lower mortgage refinancing activity. The Life and Health Group's premium volume declined to $10.1 million, a reduction of 36.3% when compared to the same quarter of 1998.

Consolidated net premiums and fees earned in the first nine months of 1999 amounted to $1.34 billion, slightly above the amount reported for the same 1998 period. The General Insurance Group's net premiums earned decreased 5.3% to $635.9 million in the first nine months of 1999. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $223.9 million, an increase of 3.6%. The Title Insurance Group reported premiums and fees in the first nine months of 1999 of $442.5 million, up from $405.5 million in the year-ago period. Life and health premiums declined 8.8% to $40.2 million during the same 1999 period, but remained at approximately 3% of consolidated premiums and fees.

Consolidated net investment income was $196.8 million in the first nine months of 1999 and $66.0 million in the third quarter of 1999 compared to $204.7 million and $68.1 million, respectively, in the same quarter and nine month periods of 1998. This revenue source reflects an invested asset base that is down slightly from a year ago and a greater commitment to tax-exempt fixed maturity securities. The average annualized yield on investments was approximately 5.5% and 5.7% at the end of September 30, 1999 and 1998, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $26.0 million in the first nine months of
1999 were mostly due to the sale of equity securities. Dispositions of securities were primarily the result of scheduled maturities of bonds and notes and sales of equity securities. For the first nine months of 1999, 67.1% of total dispositions represented maturities and early calls of existing holdings; for the year 1998 these transactions amounted to 58.3% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 46% and 44% in the first nine months of 1999 and 1998, respectively. For the third quarter of each year, these ratios were 50% in 1999 and 44% in 1998. Consolidated claims experience for property and liability coverages was affected by higher severity for the most recent loss occurrences, most significantly among the Company's truck insurance coverages. Mortgage Guaranty claim costs were lower during the first nine months of 1999 compared to the same period in 1998 due principally to stable economic and employment conditions which generally lead to reduced mortgage defaults. Title claims costs were basically stable in both periods, while Life Group claim costs were higher in the latest quarter and nine month periods due to greater claim frequency and severity in Old Republic's travel accident program in particular.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were approximately 53% and 50% in the first nine months of 1999 and 1998, respectively. These ratios were 55% and 51% for the third quarters of 1999 and 1998, respectively. Variations in these percentages reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio remained basically flat for the first nine months of 1999 compared to the same period in 1998. The mortgage guaranty segment's expense ratio moved up slightly due to higher costs associated with continued enhancement of information systems. The title insurance expense ratio was higher in the first nine months of 1999 compared to the same period in 1998 due in part to the slowing of the revenue stream without a proportional reduction of operating costs, and to reserve additions applicable to ongoing consumer and regulatory litigation in the Company's California title insurance subsidiary. These additional litigation costs increased expenses by $10.2 million and $16.2 million in the third quarter and first nine months of 1999, respectively; comparable additions to these estimates amounted to $6.5 million and $11.5 million in the same respective periods of 1998. Consolidated interest and other charges were approximately the same for both periods.

Pre-Tax and Net Income:
Consolidated income before taxes decreased by 50.6% in the third quarter and 27.9% in the first nine months of 1999 when compared to the same periods one year ago. The Corporation's Mortgage Guaranty segment reflected higher third quarter and year to date pre-tax operating earnings; General, Title and Life Insurance operations posted decreases in pre-tax operating earnings in this year's third quarter and first nine months; realized gains on sales of securities were lower in the most recent quarter and for the current year to date period.

The effective consolidated income tax rate was 26% and 29% in the third quarter and nine month periods of 1999, respectively, and 31% in both the third quarter and nine month periods of 1998. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand; reduced income from underwriting and related services in 1999 periods was mostly responsible for the indicated decline in effective income tax rates.

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

Old Republic's subsidiaries have completed, the identification and implementation of changes, and the testing of systems affected by Year 2000 issues. Confirmations of Year 2000 compliance from principal customers, vendors and other important third party relationships have been circulated. While this process is not completed, the Company is not currently aware of any principal customer, vendor, or other important third party whose Year 2000 projects will not be completed in a timely manner.

The costs of identifying, implementing and testing the required changes have not been material to operating results. A significant portion of these costs was not incremental as the Company and its subsidiaries have mostly utilized existing resources.

The Company's subsidiaries have commenced consideration of contingency plans in the event remediation efforts of Year 2000 issues are unsuccessful. Such plans will be more fully developed in the fourth quarter of 1999 to the extent deemed applicable and practicable.

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





                                       Old Republic International Corporation
                                       --------------------------------------
                                                    (Registrant)





Date: November 11, 1999
     -------------------






                                                 /s/ P. D. Adams
                                       --------------------------------------
                                                    P. D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer