Form 10-K405
period 1999-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-03-23
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 1999
                              -----------------
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from _____________________to _____________________
   Commission File Number: 0-4625
                           ------

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

Registrant's telephone number, including area code: 312-346-8100
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                            Share/Par Value Outstanding   Name of each exchange
   Title of each class            February 29, 2000        on which registered
--------------------------  ---------------------------  -----------------------
7% Subordinated Debentures
  Due June 15, 2007                 $115,000,000         New York Stock Exchange
                            ---------------------------  -----------------------
Common Stock/$1 par value            119,806,610         New York Stock Exchange
                            ---------------------------  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ / No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 29, 2000 was $1,400,539,271.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

              Title                                           Part
              -----                                           ----
Proxy statement for the 2000
  Annual Meeting of Shareholders                    III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 55)    IV, Item 14

                              --------------------
                        There are 56 pages in this report

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

           Financial Information Relating to Segments of Business (a)

     The contributions to net revenues and income (loss) before taxes of each Old Republic segment are set forth below for the years shown, together with their respective assets at the end of each year. The information below should be read in conjunction with the consolidated financial statements, the notes thereto, and the "Management Analysis of Financial Position and Results of Operations" appearing elsewhere herein.

                                                                                ($ in Millions)
                                                -----------------------------------------------------------------------------
                                                                            Years Ended December 31,
                                                -----------------------------------------------------------------------------
                                                          Net Revenues (b)                    Income (Loss) Before Taxes
                                                ------------------------------------     ------------------------------------
                                                   1999         1998         1997           1999         1998         1997
                                                ----------   ----------   ----------     ----------   ----------   ----------
    General ...............................     $  1,053.2   $  1,111.3   $  1,119.5     $     69.7   $    192.0    $   208.3
    Mortgage Guaranty......................          355.9        348.3        313.3          177.3        155.3        141.5
    Title..................................          597.1        578.8        423.4           44.0         64.6         36.5
    Life...................................           62.8         72.7         75.4(c)         3.1          6.6         19.9(c)
    Other Operations - Net.................            3.4          7.4          4.5           (6.8)        (4.9)        (6.1)
                                                ----------   ----------   ----------     ----------   ----------    ---------
      Subtotal.............................        2,072.6      2,118.7      1,936.4          287.5        413.7        400.3
    Realized Investment Gains..............           29.5         53.0         26.3           29.5         53.0         26.3
                                                ----------   ----------   ----------     ----------   ----------    ---------
      Total................................     $  2,102.1   $  2,171.7   $  1,962.8     $    317.0   $    466.7    $   426.7
                                                ==========   ==========   ==========     ==========   ==========    =========

                                                                                                  Assets at December 31,
                                                                                         ------------------------------------
                                                                                            1999         1998         1997
                                                                                         ----------   ----------   ----------
    General............................................................................. $  5,052.7   $  5,160.2    $ 5,300.6
    Mortgage Guaranty...................................................................    1,262.7      1,092.2        922.9
    Title...............................................................................      482.4        460.9        419.4
    Life................................................................................      249.6(d)     329.5        309.4
      Consolidated...................................................................... $  6,938.4   $  7,019.7    $ 6,923.4
                                                                                         ==========   ==========    =========

 ------------
(a) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(c) Includes $12.6 of interest income from settlement of prior years' tax issues.
(d) In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position (see Note 1(f) of the Notes to Consolidated Financial Statements).

                             General Insurance Group

     Through its General Insurance Group subsidiaries, the Corporation assumes risks and performs related risk management and marketing services pertaining to a large variety of property and liability commercial insurance coverages. Old Republic does not have a meaningful participation in personal lines of insurance.
     Liability Coverages: Commercial automobile full coverage protection, workers' compensation and general liability (including the general liability portion of commercial package policies) are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic specializes in a number of industries, most prominently the transportation, construction, forest product and coal and energy services industries. Such business is primarily produced through agency and brokerage channels.

     The rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.

     The Corporation has over the past several years diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 1999, production of commercial automobile (principally trucking) direct insurance premiums accounted for 47.6% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 14.7% and 9.9%, respectively, of consolidated direct premiums written.

     Specialty programs have been expanded or initiated to insure corporations' exposures to directors' and officers', as well as errors and omissions liability, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.

     The Corporation assumes (primarily on a facultative basis) a moderate amount of reinsurance business produced by other insurance or reinsurance companies. Most of this business encompasses general and automobile liability lines, as well as a moderate amount of property exposures.

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

     Old Republic Insured Credit Services, Inc. has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks and thrift institutions. This coverage provides lenders with a guaranty against defaults on home equity and home improvement loans and installment sales contracts.

     Auto Warranty and Home Warranty are marketed directly by Old Republic through its own employees and selected independent agents.

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

     Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 17% by savings and loan associations, 63% by mortgage bankers and 20% by other lenders. The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.

     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 15% and 83%, respectively, of the residential real estate loan insurance in force at December 31, 1999, has been written under annual and monthly premium plans. Monthly premium plans, a product that was introduced in 1993, accounted for approximately 98% of the new business written in 1999.

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

     The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same property may be reduced, depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the consumer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim losses that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

     In connection with its title insurance operations, Old Republic also provides escrow closing and construction disbursement services and real estate information products and services in connection with real estate transfers and loan transactions.

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

     Annuities: In the past, Old Republic marketed annuity policies through securities dealers in New York State. These policies provided for annuity benefits based on premiums paid and accumulating with interest over time. Since 1985, the volume of annuity business has been inconsequential as the Company has been unwilling to compete in this part of the insurance business. In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position (see Note 1(f) of the Notes to Consolidated Financial Statements).

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Mortgage Guaranty and Title insurance groups; and 2)a summary of net retained life insurance in force at the end of the years shown:

                                                                                          ($ in Millions)
                                                                       ------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                            1999                1998                1997
                                                                       --------------      --------------      --------------
General Insurance Group:
  Overall Experience:
  Net Premiums Written...............................................  $        854.9      $        892.1      $        908.4
  Net Premiums Earned (a)............................................  $        854.5      $        903.1      $        907.7
  Loss Ratio.........................................................             83%                 72%                 72%
  Policyholders' Dividend Ratio......................................              -%                  -%                  -%
  Expense Ratio(a)...................................................             29%                 28%                 27%
                                                                       --------------      --------------      --------------
  Composite Ratio....................................................            112%                100%                 99%
                                                                       ==============      ==============      ==============
  Experience by Major Coverages:
  Commercial Automobile (Principally trucking):
  Net Premiums Earned (a)............................................  $        463.3      $        476.0      $        455.3
  Loss Ratio.........................................................             99%                 83%                 81%
                                                                       ==============      ==============      ==============

  Workers' Compensation:
  Net Premiums Earned (a)............................................  $        115.3      $        148.9      $        156.9
  Loss Ratio.........................................................             61%                 56%                 64%
  Policyholders' Dividend Ratio......................................              3%                  -%                  -%
                                                                       ==============      ==============      ==============

  General Liability:
  Net Premiums Earned (a)............................................  $         42.4      $         49.8      $         49.5
  Loss Ratio.........................................................             60%                 33%                 51%
                                                                       ==============      ==============      ==============

  Property and Other Coverages:
  Net Premiums Earned (a)............................................  $        233.5      $        228.4      $        246.0
  Loss Ratio.........................................................             67%                 67%                 63%
                                                                       ==============      ==============      ==============

Mortgage Guaranty Group:(b)
  Net Premiums Earned................................................  $        300.3      $        290.7      $        271.0
  Loss Ratio.........................................................             22%                 27%                 35%
  Expense Ratio......................................................             34%                 33%                 26%
                                                                       --------------      --------------      --------------
  Composite Ratio....................................................             56%                 60%                 61%
                                                                       ==============      ==============      ==============

Title Insurance Group:(b)(c)
  Net Premiums Earned................................................  $        359.3      $        315.8      $        238.6
  Combined Net Premiums & Fees Earned................................  $        573.8      $        558.2      $        402.0
  Loss Ratio.........................................................              5%                  5%                  5%
  Expense Ratio......................................................             91%                 87%                 91%
                                                                       --------------      --------------      --------------
  Composite Ratio....................................................             96%                 92%                 96%
                                                                       ==============      ==============      ==============

Net Retained Life Insurance In Force:
  Ordinary Life......................................................  $      7,529.1      $      6,414.0      $      4,695.5
  Credit and Other Life..............................................           367.4               326.5               217.4
                                                                       --------------      --------------      --------------
     Total...........................................................  $      7,896.5      $      6,740.5      $      4,912.9
                                                                       ==============      ==============      ==============

------------
(a) Statutory net premiums earned and expense ratios may vary from amounts calculated pursuant to generally accepted accounting principles due to differences in the calculation of unearned premium reserves and acquisition cost under each accounting method.
(b) Amounts and ratios reported are determined pursuant to generally accepted accounting principles.
(c) Title loss, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends; policyholders' dividends apply principally to workers' compensation insurance.
     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. The variability of claims experience is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. The overall general insurance claim ratio was much more adverse in 1999 and was relatively stable in 1998 and 1997; greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 1999. While the rise in this ratio is largely attributable to commercial automobile insurance coverages, smaller parts of Old Republic's risk transfer business also experienced increases. Improved loss experience for workers' compensation insurance reflects lower claim costs from involuntary market participations as well as generally improving industry-wide loss trends.
     The loss ratio for mortgage guaranty insurance decreased in each of the last three years; the improvement was mostly attributed to stable economic conditions for these years which have led to reduced mortgage defaults, particularly in the California market. The Title Insurance Group loss ratios for the years presented reflect favorable trends in claims severity and frequency for business underwritten since 1992.
     The increase in net ordinary life insurance in force is attributed to the introduction of more favorably priced term life products that received greater market acceptance.

                        General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall administration of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.
     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and periodic changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, or work-related injuries. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as to the effects of unexpected jury verdicts.
     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $154.4, $169.5 and $167.7 million, as of December 31, 1999, 1998, and 1997, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     The following table shows the indicated deficiencies or redundancies for the years 1989 to 1999. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business may offset, in whole or in part, such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                         ($ in Millions/Percentages to Nearest Whole Point)
-----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:              1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
                                    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability (1) for unpaid
    claims and claim adjustment
    expenses(2):                   $1,335   $1,435   $1,540   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846   $1,742   $1,699
                                   ================================================================================================
(c) Paid (cumulative) as of (3):
    ---------------------------
    One year later                    20%      22%      25%      21%      21%      22%      23%      21%      23%      25%       -%
    Two years later                   34       37       37       34       35       37       35       35       39        -        -
    Three years later                 44       45       45       43       44       44       44       45        -        -        -
    Four years later                  50       51       52       50       49       50       51        -        -        -        -
    Five years later                  55       56       57       53       54       55        -        -        -        -        -
    Six years later                   59       60       59       57       58        -        -        -        -        -        -
    Seven years later                 63       62       62       60        -        -        -        -        -        -        -
    Eight years later                 63       65       65        -        -        -        -        -        -        -        -
    Nine years later                  66       68        -        -        -        -        -        -        -        -        -
    Ten years later                   69%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                   ================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    -----------------------------
    One year later                    98%     100%      99%      97%      95%       95%     96%      94%      93%      96%       -%
    Two years later                   99      100       97       94       91        93      92       88       89        -        -
    Three years later                 98       99       96       93       93        90      87       84        -        -        -
    Four years later                  98       99       97       96       91        87      83        -        -        -        -
    Five years later                  99      100      100       95       89        84       -        -        -        -        -
    Six years later                  100      103       99       93       86         -       -        -        -        -        -
    Seven years later                104      103       98       92        -         -       -        -        -        -        -
    Eight years later                103      102       96        -        -         -       -        -        -        -        -
    Nine years later                 102      101        -        -        -         -       -        -        -        -        -
    Ten years later                  101%       -%       -%       -%       -%        -%      -%       -%       -%       -%       -%
                                  =================================================================================================

(e) Redundancy (deficiency)(5):
    For each year-end at (a):         -1%      -1%       4%       8%      14%       16%     17%      16%      11%       4%       -%
                                  =================================================================================================

    Average for all year-ends
    at (a):                                                                                                                    9.4%
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

                                                                                                     ($ in Millions)
                                                                                         ---------------------------------------
                                                                                                 Years Ended December 31,
                                                                                         ---------------------------------------
                                                                                             1999          1998          1997
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the beginning of each year, net of reinsurance losses recoverable............   $   1,741.9   $   1,845.9   $   1,829.5
                                                                                         -----------   -----------   -----------
    Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year...............................         734.6         728.0         713.8
      Change in provision for insured events of prior years...........................         (66.4)       (123.8)       (105.5)
                                                                                         -----------   -----------   -----------
             Total incurred claims and claim adjustment expenses......................         668.2         604.2         608.3
                                                                                         -----------   -----------   -----------
    Payments:
      Claims and claim adjustment expenses attributable to insured
           events of the current year.................................................         298.0         322.4         275.3
      Claims and claim adjustment expenses attributable to insured
           events of prior years......................................................         412.9         385.8         316.6
                                                                                         -----------   -----------   -----------
             Total payments...........................................................         710.9         708.2         591.9
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable..............       1,699.2       1,741.9       1,845.9
    Reinsurance losses recoverable....................................................       1,238.2       1,190.8       1,232.6
                                                                                         -----------   -----------   -----------
    Amount of reserves for unpaid claims and claim adjustment expenses................   $   2,937.4   $   2,932.7   $   3,078.5
                                                                                         ===========   ===========   ===========

------------
(1)  Excluding unallocated loss adjustment expense reserves.
(2) Reserves for incurred but not reported losses amounted to approximately 24.9%, 29.9% and 32.3% of the totals shown as of December 31, 1999, 1998 and 1997, respectively.


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

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1999, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $63.8 million gross, and $33.3 million, net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 8.9 years (gross) and 13.6 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1999, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities.

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

                                                  Consolidated Investments
                                                       ($ in Millions)
                                                        December 31,
    --------------------------------------------------------------------------------------------------------------------------
                                                                                    1999             1998             1997
                                                                                ------------     ------------     ------------
    Held to Maturity
    ----------------
    Fixed Maturity Securities:
       Utilities..............................................................  $      866.0     $      926.1     $    1,001.8
       Tax-Exempt.............................................................       1,382.0          1,405.4          1,247.0
       Redeemable Preferred Stocks............................................            .8               .8               .8
                                                                                ------------     ------------     ------------
                                                                                     2,248.8          2,332.3          2,249.7
                                                                                ------------     ------------     ------------
    Other Invested Assets:
       Mortgage Loans.........................................................           8.8              7.8              7.6
       Policy Loans...........................................................           1.9              2.0              2.2
       Collateral Loans.......................................................            .3               .4               .4
       Sundry.................................................................          30.5             14.8              5.1
                                                                                ------------     ------------     ------------
                                                                                        41.7             25.1             15.4
                                                                                ------------     ------------     ------------
        Total held to maturity................................................       2,290.5          2,357.5          2,265.1
                                                                                ------------     ------------     ------------

    Available for Sale
    ------------------
    Fixed Maturity Securities:
       U.S. & Canadian Governments............................................         632.7            619.1            684.4
       Corporate..............................................................       1,379.5          1,335.3          1,325.4
                                                                                ------------     ------------     ------------
                                                                                     2,012.3          1,954.4          2,009.9
                                                                                ------------     ------------     ------------

    Equity Securities:
       Perpetual Preferred Stocks.............................................           2.6              2.7              3.2
       Common Stocks..........................................................         157.5            162.1            113.8
                                                                                ------------     ------------     ------------
                                                                                       160.1            164.8            117.1
                                                                                ------------     ------------     ------------

    Short-term Investments....................................................         276.5            377.6            328.0
                                                                                ------------     ------------     ------------
          Total available for sale............................................       2,449.0          2,497.0          2,455.2
                                                                                ------------     ------------     ------------
    Total Investments.........................................................  $    4,739.6     $    4,854.5     $    4,720.4
                                                                                ============     ============     ============

------------------------------------------------------------------------------------------------------------------------------
                                              Sources of Consolidated Investment Income
                                                           ($ in Millions)
                                                      Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                    1999             1998             1997
                                                                                ------------     ------------     ------------
    Fixed Maturity Securities:
       Taxable................................................................  $      175.5     $      186.5     $      194.1
       Tax-Exempt.............................................................          66.3             64.6             55.4
       Redeemable Preferred Stocks............................................           -                -                -
                                                                                ------------     ------------     ------------
                                                                                       241.9            251.2            249.5
                                                                                ------------     ------------     ------------
    Equity Securities:
       Perpetual Preferred Stocks.............................................            .1               .2               .2
       Common Stocks..........................................................           3.8              2.6              1.7
                                                                                ------------     ------------     ------------
                                                                                         3.9              2.8              1.9
                                                                                ------------     ------------     ------------
    Other Investment Income:
       Interest on Short-term Investments.....................................          14.2             17.1             16.4
       Sundry.................................................................           9.3              8.5              9.0
                                                                                ------------     ------------     ------------
                                                                                        23.5             25.7             25.5
                                                                                ------------     ------------     ------------
    Gross Investment Income...................................................         269.5            279.7            277.0
       Less: Investment Expenses (a)..........................................           6.2              6.5              6.2
                                                                                ------------     ------------     ------------
    Net Investment Income.....................................................  $      263.2     $      273.1     $      270.8
                                                                                ============     ============     ============

------------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $1.5, $1.5 and $1.7 for the years ended December 31, 1999, 1998 and 1997, respectively.


     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. At December 31, 1999 and 1998, the Company had no bond and note investments in default as to principal and/or interest.

     The Company's investment policies have not been designed to maximize realized investment gains. Such gains in most recent years were mostly due to the sale of equity securities. Dispositions of securities were principally the result of scheduled maturities of bonds and notes and sales of equity securities. The Company's invested assets as of December 31, 1999 have been classified solely as "held to maturity" or "available for sale" pursuant to the existing investment policy.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 1999 and 1998, are shown in the following tables. These investments, $4.2 billion at December 31, 1999 and 1998, respectively, represented approximately 61% of consolidated assets at both dates, and 90% and 91%, respectively, of consolidated liabilities as of such dates.

--------------------------------------------------------------------------------------------------------------------------------
                                                       Independent Ratings (a)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                            ------------------------------------
                                                                                               1999                      1998
                                                                                            ----------                ----------
                                                                                                    (% of total portfolio)
    Aaa....................................................................................     28.8%                     28.8%
    Aa.....................................................................................     30.9                      33.3
    A......................................................................................     32.2                      30.8
    Baa....................................................................................      7.2                       6.3
                                                                                            --------                  --------
       Total investment grade..............................................................     99.1                      99.2
    All others (b).........................................................................       .9                        .8
                                                                                            --------                  --------
       Total...............................................................................    100.0%                    100.0%
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

--------------------------------------------------------------------------------------------------------------------------------
                                                       Maturity Distribution
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                            ------------------------------------
                                                                                               1999                      1998
                                                                                            ----------                ----------
                                                                                                    (% of total portfolio)
    Due in one year or less................................................................     10.2%                      9.1%
    Due after one year through five years..................................................     51.2                      49.9
    Due after five years through ten years.................................................     37.3                      40.0
    Due after ten years through fifteen years..............................................       .1                        .1
    Due after fifteen years................................................................      1.2                        .9
                                                                                            --------                  --------
                                                                                               100.0%                    100.0%
                                                                                            ========                  ========

    Average life, including short-term investments (years).................................      4.2                       4.2
                                                                                            ========                  ========
--------------------------------------------------------------------------------------------------------------------------------

(c) Marketing. Commercial automobile, workers' compensation and general liability insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and under writing joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 1999.

    Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

    A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 256 Company offices located in 32 states and through agencies and underwritten title companies in Guam, Puerto Rico, the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission and for services. During 1999, approximately 54% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

    Title insurance premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements and other factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company does less title insurance business relative to new construction during such months than during the rest of the year. The most important factor, insofar as Old Republic's title business is concerned, however, is the rate of activity in the resale market for residential properties.

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

    At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations, however, are licensed to do business in 48 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

------------------------------------------------------------------------------------------------------------------
                               Geographical Distribution of Direct Premiums Written
------------------------------------------------------------------------------------------------------------------

                                                                                  1999         1998         1997
                                                                                --------     --------     --------
United States:
   Northeast.................................................................       7.0%         6.4%         5.8%
   Mid-Atlantic..............................................................       7.3          7.2          7.6
   Southeast.................................................................      17.5         16.3         16.3
   Southwest.................................................................      11.7         11.8         13.2
   East North Central........................................................      16.2         16.3         16.9
   West North Central........................................................      14.8         15.0         14.9
   Mountain..................................................................       8.4          8.3          8.7
   Western...................................................................      14.2         15.7         13.6
Foreign (Principally Canada).................................................       2.9          3.0          3.0
                                                                                --------     --------     --------
       Total.................................................................     100.0%       100.0%       100.0%
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

     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, agency profit and risk-sharing arrangements, and joint underwriting ventures for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its clients or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retroactive adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, surety bonds, or by otherwise collateralizing reinsurance obligations through irrevocable letters of credit, cash, or securities.

     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, sponsors whose customers are insured by Old Republic, or individual customers who have formed "captive" insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.
     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements.
     Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): workers' compensation-$1,000,000; auto liability-$600,000; general liability-$600,000; and property coverages-$300,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $28,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

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

(g) Employees. As of December 31, 1999, Old Republic employed approximately 6,010 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 1999 was approximately $18.3 million.

     Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

     Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

     Various governmental entities have filed suit against or performed examinations of the records of an underwritten title agency subsidiary headquartered in the State of California. As a result, certain regulatory and class action litigation has commenced alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted in (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these practices. Through December 31, 1999 the subsidiary had paid or otherwise provided reserves aggregating $35.7 million to cover its best estimate of litigation and related costs associated with all these issues.

     In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Company denies any liability in these regards, has retained legal counsel, and intends to defend itself vigorously. Due in part to the early stages of this lawsuit, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the cost of defense, has been included in the Company's financial statements.


Item 4-Submission of Matters to a Vote of Security Holders

     None

Item 4(a)-Executive Officers of the Registrant

Name                 Age  Position
-------------------  ---  ----------------------------------------------------
Paul D. Adams        54   Senior Vice President, Chief Financial Officer since
                          1990 and Treasurer since 1993.

Spencer LeRoy, III   53   Senior Vice President, General Counsel, and Secretary
                          since 1992.

William A. Simpson   58   Senior Vice President/Mortgage Guaranty, and Director
                          since 1980. President since 1972 of Republic Mortgage
                          Insurance Company, a wholly-owned subsidiary.

A. C. Zucaro         60   Chief Executive Officer, President, Director and
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



                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

   The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                       Closing Price
                                                                                  ------------------------          Cash
                                                                                    High             Low          Dividends
                                                                                  --------        --------        ---------
1st quarter     1998............................................................  $  30.09        $  23.79        $    .087
2nd quarter     1998............................................................     31.88           27.38             .100
3rd quarter     1998............................................................     30.88           22.06             .100
4th quarter     1998............................................................  $  23.69        $  18.00        $    .100
                                                                                  ========        ========        =========

1st quarter     1999............................................................  $  22.56        $  18.25        $    .100
2nd quarter     1999............................................................     20.31           16.88             .130
3rd quarter     1999............................................................     18.00           14.44             .130
4th quarter     1999............................................................  $  14.94        $  12.38        $    .130
                                                                                  ========        ========        =========

As of January 31, 2000, there were 3,568 registered holders of the Company's Common Stock. See Notes 3(b) and 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries and certain restrictions under the terms of Old Republic's loan agreements. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 1999.

Item 6-Selected Financial Data
Years Ended December 31,

----------------------------------------------------------------------------------------------------------------------------

                                                1999             1998             1997             1996             1995
                                           -------------    -------------    -------------    -------------    -------------
FINANCIAL POSITION ($ millions):
  Cash and Invested Assets (a)..........   $     4,828.5    $     4,948.6    $     4,819.9    $     4,521.8    $     4,415.2
  Other Assets..........................         2,109.8          2,071.1          2,103.5          2,134.3          2,178.2
        Total Assets....................         6,938.4          7,019.7          6,923.4          6,656.2          6,593.5
  Liabilities, Other than Debt..........         4,530.8          4,569.1          4,627.2          4,581.5          4,587.9
  Debt..................................           208.3            145.1            142.9            154.0            320.5
        Total Liabilities...............         4,739.2          4,714.2          4,770.2          4,735.6          4,908.4
  Preferred Stock.......................              .7              1.2              1.0             20.6             72.5
  Common Shareholders' Equity...........         2,198.4          2,304.2          2,152.1          1,900.0          1,612.5
        Total Capitalization (b)........   $     2,407.5    $     2,450.6    $     2,296.1    $     2,074.6    $     2,005.6
                                           =============    =============    =============    =============    =============
----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS ($ millions):
  Net Premiums and Fees Earned..........   $     1,781.7    $     1,810.6    $     1,628.0    $     1,507.7   $      1,374.0
  Net Investment and Other Income                  290.8            308.1            308.4            281.0            272.1
  Realized Investment Gains.............            29.5             53.0             26.3             15.1             49.7
        Net Revenues....................         2,102.1          2,171.7          1,962.8          1,803.9          1,695.9
  Benefits, Claims, Settlement
    Expenses and Dividends..............           833.0            782.1            787.6            752.0            747.9
  Underwriting and Other Expenses                  952.0            922.8            748.5            709.4            631.9
        Income Taxes....................            92.9            145.8            129.2            108.5            103.6
  Income Before Items Below.............           226.8            323.7            298.1            234.8            212.7
  Extraordinary Item (c)................             -                -                -               (4.4)             -
                                           -------------    -------------    -------------    -------------    -------------
        Net Income......................   $       226.8    $       323.7    $       298.1    $       230.3    $       212.7
                                           =============    =============    =============    =============    =============
----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA:
  Net Income:
  Basic Earnings (d):
    Income Before Items Below...........   $        1.76    $        2.35    $        2.22    $        1.76    $        1.76
    Extraordinary Item (c)..............             -                -                -               (.03)             -
                                           -------------    -------------    -------------    -------------    -------------
        Net Income......................   $        1.76    $        2.35    $        2.22    $        1.73    $        1.76
                                           =============    =============    =============    =============    =============

  Diluted Earnings (e):
    Income Before Items Below...........   $        1.75    $        2.33    $        2.10    $        1.62    $        1.52
    Extraordinary Item (c)..............             -                -                -               (.03)             -
                                           -------------    -------------    -------------    -------------    -------------
        Net Income......................   $        1.75    $        2.33    $        2.10    $        1.59    $        1.52
                                           =============    =============    =============    =============    =============


  Dividends:    Cash....................   $        .490    $        .387    $        .333    $        .278    $        .227
                                           =============    =============    =============    =============    =============
                Stock...................              -%              50%               -%              50%               -%
                                           =============    =============    =============    =============    =============
  Book Value............................   $       17.99    $       17.27    $       15.59    $       14.57    $       13.58
                                           =============    =============    =============    =============    =============

  Common Shares (thousands):
    Outstanding.........................         122,199          133,402          138,069          130,408          118,716
                                           =============    =============    =============    =============    =============
    Average and Equivalent Shares:
                Basic...................         128,958          137,347          133,659          129,030          117,243
                                           =============    =============    =============    =============    =============
                Diluted.................         129,786          139,150          141,768          141,967          138,926
                                           =============    =============    =============    =============    =============
----------------------------------------------------------------------------------------------------------------------------
See Notes on Following Page

Notes to Item 6-Selected Financial Data
--------------------------------------------------------------------------------

(a)  Consists of cash, investments and investment income due and accrued.
(b) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount), and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount). Redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately
     9.6 million Old Republic common shares. The early retirement of the Company's debentures produced a net of tax charge of $4.4 or $.03 per share that has been reflected as an extraordinary item in 1996.
(d) Calculated after deduction of preferred stock dividend requirements of $.1 in 1999, $.2 in 1998, $1.7 in 1997, $7.5 in 1996 and $6.7 in 1995.
(e) Calculated after deduction of preferred stock dividend requirements and, as applicable, after adjustment for post-tax convertible debentures interest of $4.0 in 1996 and $.6 in 1995.

     Item 7-Management Analysis of Financial Position and Results of Operations ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                    OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four separate segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

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

                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 1999 reflected decreases in assets and common shareholders' equity of 1.2% and 4.6%, respectively, while liabilities increased .5% when compared to the immediately preceding year-end. Cash and invested assets represented 69.6% and 70.5% of consolidated assets as of December 31, 1999 and 1998, respectively. Consolidated operations produced positive cash flows for the latest three years. 1999 cash flow, while positive, trended down due mainly to lower contributions from Old Republic's general insurance segment. In 1999, the invested asset base declined principally as a result of the Company's stock buy- back program, the sale of an inactive life insurance subsidiary in early 1999, a decrease in the value of bonds and stocks carried at market value, and the aforementioned reduced contributions from operating cash flow.

     Relatively high short-term maturity investment positions are generally maintained to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including operating cash needs and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During 1999 and 1998, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 1999 decreased slightly vis-a-vis the related invested balance at year-end 1998. At December 31, 1999, the Company had no bond and note investments in default as to principal and/or interest.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Old Republic employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4,242.0, the long term fixed maturity investment portfolio has an average maturity of 4.5 years and an indicated duration of 3.8. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 3.8%, or $162. With regard to its $157.5 common stock portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $15.8 in the market value of the Company's common stock portfolio. These possible declines in values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

     The parent holding company has met its liquidity and capital needs through dividends paid by its subsidiaries and the issuance of debt. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. Additionally, the terms of guarantees by the Company of bank loans to the trustee of the Company's Employees Savings and Stock Ownership Plan restrict the amount of debt the Company may incur; this covenant is being met.

     Old Republic's capitalization of $2,407.5 at December 31, 1999 consisted of debt of $208.3, convertible preferred stock of $.7 and common shareholders' equity of $2,198.4. The changes in the common shareholders' equity account for the most recent three calendar years reflect primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, the conversion of redeemable convertible preferred stock in 1997, an increase during 1998 and 1997 compared to a decrease during 1999 in the value of bonds and stocks carried at market value, and the acquisition of $188.1, $151.1 and $62.1, respectively, of common stock in open market transactions. At its March 11, 1999 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 of common shares as market conditions would warrant during the eighteen month period from that date; as of December 31, 1999, a total of $43.8 of this authorization remained unutilized.

                              RESULTS OF OPERATIONS
Revenues:

     Consolidated net premiums and fees earned decreased by 1.6% and increased by 11.2% and 8.0% in 1999, 1998 and 1997, respectively. Property and liability earned premiums decreased 5.4% and 0.4% in 1999 and 1998, respectively, and increased 4.5% in 1997; premium production trends in this segment in the past three years were generally affected by the continuation of a soft pricing environment for most insurance coverages. Growth in mortgage guaranty premiums for the past three years was enhanced principally by a rise in the amount of renewal business, by territorial expansion, and by relatively strong mortgage lending activity nationwide. Title Group premiums and fee revenues increased 2.8% in 1999, 38.9% in 1998 and 9.4% in 1997. Greater housing and mortgage finance activity were the main reasons for the rise in revenues in these years, though in 1999 a lower volume of mortgage refinancings held down revenue growth. Life and disability premiums decreased in 1999 due to lower volume of Canadian travel accident insurance, and increased during 1998 and 1997 as a result of greater term life and accident insurance production.

     Net investment income was down by 3.6% and grew by 0.9% and 3.9% in 1999, 1998 and 1997, respectively. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows and by a concentration of investable assets in interest-bearing, fixed maturity securities. The Company, as previously mentioned, used internal funds in the three latest calendar years for most open market purchases of its common stock, thus reducing the size and earning power of its invested asset base. The average annual yield on investments was 5.5%, 5.7% and 5.9% for the years ended December 31, 1999, 1998 and 1997, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a generally flat to declining interest rate climate during most of the past three years, and the greater commitment of investable funds to tax-exempt fixed maturity securities that typically bear lower pre-tax yields.

     The Company's investment policies have not been designed to maximize realized investment gains. Such gains were higher in 1998 than those registered in 1999 and 1997, mostly due to the sale of equity securities. Dispositions of securities were principally the result of scheduled maturities of bonds and notes and sales of equity securities. In 1999, 71.0% of total dispositions represented contractual maturities and early calls of existing holdings; for the years 1998 and 1997 these amounted to 58.3% and 76.9%, respectively.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 46.8% in 1999, 43.2% in 1998 and 48.4% in 1997. The general insurance portion of the claim ratio was much more adverse in 1999 and was relatively stable in 1998 and 1997; greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 1999. While the rise in this ratio is largely attributable to commercial automobile (truck) insurance coverages, smaller parts of Old Republic's risk transfer business also experienced increases. The loss ratio for mortgage guaranty insurance decreased in each of the last three years; the improvement was mostly attributable to the stable economic conditions of the past several years which have led to reduced mortgage defaults particularly in the California market. The title insurance loss ratio has been relatively flat in low single digits in each of the past three years due in part to more favorable trends in claims frequency and severity for business underwritten since 1992.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 52.6% in 1999, 50.2% in 1998 and 45.2% in 1997. Variations in these ratios reflect a continually changing mix of coverages underwritten and attendant costs of producing business. The property and liability segment's expense ratio increased in 1999 compared to 1998 and 1997 due in part to the previously noted premium production trends. During the past three years, the mortgage guaranty segment experienced higher operating expenses due to costs associated with contract underwriting operations and enhancement of information systems in particular. The title insurance expense ratio was approximately the same in 1999 and 1997 due in part to premium and fees growth being less than that of expenses. Consumer and regulatory litigation and disputes in Old Republic's California title insurance subsidiary added litigation costs of $16.2 and $19.5 in 1999 and 1998, respectively. Consolidated interest and other corporate charges were approximately the same in each of the last three years.

Pre-Tax and Net Income:

     Consolidated income before taxes decreased by 32.1% in 1999 and increased by 9.4% in 1998 and 24.6% in 1997. General insurance results declined significantly in 1999 compared to 1998 and 1997 due to poorer underwriting experience and lower investment income. The mortgage guaranty segment reflected rising earnings in each of the last three years due to increased revenues generating higher income from underwriting operations and from a greater invested assets base. Title insurance earnings during the past three years were higher in 1998 compared to 1999 and 1997 which resulted from the previously noted claim and expense trends. Life and disability operations, excluding the aforementioned non-recurring tax recovery item in 1997, registered relatively flat earnings in 1998 and 1997. Earnings in 1999 benefited from the revision of certain actuarial factors used in calculating various life and health reserves and deferred acquisition costs. The net benefit, the majority of which applied to 1999 premium revenues, amounted to approximately $4.8; this was partially offset by underwriting losses in Old Republic's Canadian travel accident coverages.

     The effective consolidated income tax rates were 29.3% in 1999, 31.2% in 1998 and 30.3% in 1997. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. The lower rate in 1999 resulted from reduced income from underwriting and related services; the rate in 1997 was also affected positively by the above noted income tax recoveries for prior years.


Year 2000 Issues:

     Year 2000 issues relate primarily to computer programs which were written with only a two-digit designation for many years. Such programs are often unable to interpret dates beyond 1999 and as a result may fail or lead to computer errors which could create a disruption in operations.

     Prior to December 31, 1999, the Company and its subsidiaries completed an implementation of changes and tests of those computer systems and programs that had been identified as being affected by Year 2000 issues. They also received confirmations of Year 2000 compliance from certain principal customers, vendors and other third parties with whom they have significant business relationships. The Company and its subsidiaries had also developed contingency plans for operations in the event Year 2000 issues were to arise in spite of the changes and tests effected.

     The costs of identifying, implementing and testing the required changes were not material to the Company's consolidated operating results. A significant portion of these costs were not incremental as the Company and its subsidiaries generally used existing resources.

     Early in the current year, no issues are known to have developed nor affect adversely the Company or any of its subsidiaries. Although the Company considers it increasingly unlikely, it is possible that Year 2000 issues may have arisen but are not yet known. The aforementioned contingency plans are deemed appropriate to address such subsequent events; no significant additional costs are being anticipated with respect to Year 2000 issues.


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

Item 8-Financial Statements
Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets...........................................   24-25
Consolidated Statements of Income.....................................    26
Consolidated Statements of Comprehensive Income.......................    27
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity........................................    28
Consolidated Statements of Cash Flows.................................    29
Notes to Consolidated Financial Statements............................   30-50
Report of Independent Accountants.....................................    51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                 1999              1998
                                                                                             ------------      ------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,229.7
  and $2,422.2)...........................................................................   $    2,248.8      $    2,332.3
Other long-term investments (at cost).....................................................           41.7              25.1
                                                                                             ------------      ------------
                                                                                                  2,290.5           2,357.5
                                                                                             ------------      ------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $2,045.5 and $1,877.8)..................        2,012.3           1,954.4
Equity securities (at fair value) (cost: $141.9 and $117.0)...............................          160.1             164.8
Short-term investments (at fair value which approximates cost)............................          276.5             377.6
                                                                                             ------------      ------------
                                                                                                  2,449.0           2,497.0
                                                                                             ------------      ------------
                                                                                                  4,739.6           4,854.5
                                                                                             ------------      ------------
Other Assets:
Cash......................................................................................           17.5              22.9
Securities and indebtedness of related parties............................................           30.9              41.9
Accrued investment income.................................................................           71.3              71.1
Accounts and notes receivable.............................................................          250.1             248.1
Federal income tax recoverable: current...................................................            1.4               -
Reinsurance balances and funds held.......................................................           74.8              86.3
Reinsurance recoverable: Paid losses......................................................           24.6              31.2
                         Policy and claim reserves........................................        1,350.2           1,292.9
Deferred policy acquisition costs.........................................................          151.1             143.9
Sundry assets.............................................................................          226.4             226.4
                                                                                             ------------      ------------
                                                                                                  2,198.8           2,165.2
                                                                                             ------------      ------------
  Total Assets............................................................................   $    6,938.4      $    7,019.7
                                                                                             ============      ============
See accompanying Notes to Consolidated Financial Statements.
---------------------------------------------------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                             ------------------------------
                                                                                                 1999              1998
                                                                                             ------------      ------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits....................................................................   $      127.2      $      187.6
Losses, claims and settlement expenses....................................................        3,433.7           3,406.5
Unearned premiums.........................................................................          364.7             360.1
Other policyholders' benefits and funds...................................................           52.0              52.5
                                                                                             ------------      ------------
  Total policy liabilities and accruals...................................................        3,977.8           4,006.9
Commissions, expenses, fees and taxes.....................................................          147.3             138.8
Reinsurance balances and funds............................................................          120.0             130.5
Federal income tax: Current...............................................................            -                 6.9
                    Deferred..............................................................          203.0             179.8
Debt......................................................................................          208.3             145.1
Sundry liabilities........................................................................           82.6             105.9
Commitments and contingent liabilities....................................................            -                 -
                                                                                             ------------      ------------
   Total Liabilities......................................................................        4,739.2           4,714.2
                                                                                             ------------      ------------
Preferred Stock:
Convertible preferred stock (*)...........................................................             .7               1.2
                                                                                             ------------      ------------

Common Shareholders' Equity:
Common stock(*)...........................................................................          156.6             156.3
Additional paid-in capital................................................................          627.8             624.5
Unallocated shares - ESSOP................................................................           (2.5)             (5.1)
Retained earnings.........................................................................        1,873.9           1,709.9
Accumulated other comprehensive income (loss).............................................          (17.6)             70.2
Treasury stock (at cost)..................................................................         (439.8)           (251.6)
                                                                                             ------------      ------------
   Total Common Shareholders' Equity......................................................        2,198.4           2,304.2
                                                                                             ------------      ------------
   Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................   $    6,938.4      $    7,019.7
                                                                                             ============      ============
------------
(*)   At December 31, 1999 and 1998,  there were 75,000,000  shares of $0.01 par value preferred stock authorized,  of which 153,183 in 1999 and 270,858 in
      1998 were convertible  preferred shares issued and outstanding.  As of the same  dates,  there were  500,000,000  shares of common  stock,  $1.00 par value,  authorized,  of which  156,678,789 in 1999 and 156,335,928 in 1998 were  issued and  outstanding.  At  December  31, 1999 and 1998 there were
      100,000,000 shares of Class B Common Stock,  $1.00 par value,  authorized, of which no shares were issued. Common shares classified as treasury stock were  34,479,299  and  22,933,321  as  of  December  31,  1999  and  1998,
      respectively.

See accompanying Notes to Consolidated Financial Statements.
---------------------------------------------------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                              1999             1998              1997
                                                                         --------------   --------------   ---------------
Revenues:
Net premiums earned...................................................   $      1,567.2   $      1,568.1   $       1,464.6
Title, escrow, and other fees.........................................            214.5            242.4             163.3
Net investment income.................................................            263.2            273.1             270.8
Realized investment gains.............................................             29.5             53.0              26.3
Other income..........................................................             27.5             34.9              37.6
                                                                         --------------   --------------   ---------------
                                                                                2,102.1          2,171.7           1,962.8
                                                                         --------------   --------------   ---------------

Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses.............................            829.9            781.7             787.9
Dividends to policyholders............................................              3.1               .3               (.2)
Underwriting, acquisition, and insurance expenses.....................            937.4            908.4             735.0
Interest and other charges............................................             14.5             14.3              13.4
                                                                         --------------   --------------   ---------------
                                                                                1,785.1          1,704.9           1,536.1
                                                                         --------------   --------------   ---------------
Income before income taxes and items below............................            317.0            466.7             426.7
                                                                         --------------   --------------   ---------------

Income Taxes:  Currently payable......................................             19.9             80.8              75.4
               Deferred...............................................             73.0             64.9              53.7
                                                                         --------------   --------------   ---------------
                  Total...............................................             92.9            145.9             129.2
                                                                         --------------   --------------   ---------------

Income before items below.............................................            224.1            320.9             297.4
Equity in earnings of unconsolidated subsidiaries
  and minority interests..............................................              2.7              2.7                .6
                                                                         --------------   --------------   ---------------

Net Income............................................................   $        226.8   $        323.7   $         298.1
                                                                         ==============   ==============   ===============
Net Income Per Share:
    Basic:............................................................   $         1.76   $         2.35   $          2.22
                                                                         ==============   ==============   ===============

    Diluted:..........................................................   $         1.75   $         2.33   $          2.10
                                                                         ==============   ==============   ===============

Average number of common and common
  equivalent shares outstanding:  Basic...............................      128,958,708      137,347,772       133,659,413
                                                                         ==============   ==============   ===============
                                  Diluted.............................      129,786,971      139,150,372       141,768,361
                                                                         ==============   ==============   ===============

Dividends Per Common Share:
  Cash................................................................   $         .490   $         .387   $          .333
                                                                         ==============   ==============   ===============
  Stock...............................................................               -%              50%                -%
                                                                         ==============   ==============   ===============

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                              1999             1998              1997
                                                                         --------------   --------------   ---------------
Net income as reported................................................   $        226.8   $        323.7   $         298.1
                                                                         --------------   --------------   ---------------

Other comprehensive income (loss):
  Foreign currency translation adjustment.............................              2.0             (1.9)              4.0
                                                                         --------------   --------------   ---------------
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during period...................           (109.2)            64.9              70.8
    Less: elimination of pretax realized gains
      included in income as reported..................................             29.5             53.0              26.3
                                                                         --------------   --------------   ---------------
    Pretax unrealized gains (losses) on securities
      carried at market value.........................................           (138.7)            11.9              44.4
    Deferred income taxes (credits)...................................            (48.7)             4.1              15.4
                                                                         --------------   --------------   ---------------
    Net unrealized gains (losses) on securities.......................            (89.9)             7.8              29.0
                                                                         --------------   --------------   ---------------
  Net adjustments.....................................................            (87.9)             5.9              33.0
                                                                         --------------   --------------   ---------------

Comprehensive income..................................................   $        138.8   $        329.5   $         331.2
                                                                         ==============   ==============   ===============

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock and Common Shareholders' Equity ($ in Millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                              1999             1998              1997
                                                                         --------------   --------------   ---------------
Redeemable Convertible Preferred Stock:
  Balance, beginning of year..........................................   $          -     $          -     $          19.3
    Converted into common stock.......................................              -                -               (22.1)
    Reclassification from debt........................................              -                -                 2.7
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $          -     $          -     $           -
                                                                         ==============   ==============   ===============

Convertible Preferred Stock:
  Balance, beginning of year..........................................   $          1.2   $          1.0   $           1.2
    Exercise of stock options.........................................              -                 .2               -
    Converted into common stock.......................................              (.5)             -                 (.2)
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $           .7   $          1.2   $           1.0
                                                                         ==============   ==============   ===============

Common Stock:
  Balance, beginning of year..........................................   $        156.3   $        103.1   $          96.0
    Stock dividend....................................................              -               51.7               -
    Dividend reinvestment plan........................................              -                -                 -
    Exercise of stock options.........................................               .1               .9                .3
    Acquisition of subsidiary.........................................              -                 .5               -
    Conversion of convertible preferred stock.........................               .1              -                 6.7
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $        156.6   $        156.3   $         103.1
                                                                         ==============   ==============   ===============

Additional Paid-in Capital:
  Balance, beginning of year..........................................   $        624.5   $        604.3   $         575.6
    Dividend reinvestment plan........................................               .6               .6                .5
    Exercise of stock options.........................................              2.2             17.2               6.4
    Conversion of convertible preferred stock.........................               .3              -                21.7
    Reclassification from debt........................................              -                2.2               -
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $        627.8   $        624.5   $         604.3
                                                                         ==============   ==============   ===============

Unallocated Shares - ESSOP:
  Balance, beginning of year..........................................   $         (5.1)  $         (6.1)  $           -
    Change for the year...............................................              2.6              1.0              (6.1)
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $         (2.5)  $         (5.1)  $          (6.1)
                                                                         ==============   ==============   ===============

Retained Earnings:
  Balance, beginning of year..........................................   $      1,709.9   $      1,486.8   $       1,235.3
    Net income........................................................            226.8            323.7             298.1
    Dividends on common: Cash.........................................            (62.6)           (52.8)            (44.9)
                       : Stock........................................              -              (51.7)              -
    Dividends on preferred stock......................................              (.1)             (.2)             (1.7)
    Acquisition of subsidiary.........................................              -                4.1               -
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $      1,873.9   $      1,709.9   $       1,486.8
                                                                         ==============   ==============   ===============

Accumulated Other Comprehensive Income (Loss):
  Balance, beginning of year..........................................   $         70.2   $         64.4   $          31.4
    Foreign currency translation adjustments..........................              2.0             (1.9)              4.0
    Net unrealized gains (losses) on securities.......................            (89.9)             7.8              29.0
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $        (17.6)  $         70.2   $          64.4
                                                                         ==============   ==============   ===============

Treasury Stock:
  Balance, beginning of year..........................................   $       (251.6)  $       (100.5)  $         (38.4)
    Acquired during the year..........................................           (188.1)          (151.1)            (62.1)
                                                                         --------------   --------------   ---------------
  Balance, end of year................................................   $       (439.8)  $       (251.6)  $        (100.5)
                                                                         ==============   ==============   ===============

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                              1999             1998              1997
                                                                         --------------   --------------   ---------------
Cash flows from operating activities:
  Net income..........................................................   $        226.8   $        323.7   $         298.1
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred policy acquisition costs.................................            (10.0)           (17.9)            (11.6)
    Premiums and other receivables....................................             (2.3)            25.4             (18.2)
    Unpaid claims and related items...................................            (24.6)           (80.4)             51.2
    Future policy benefits and policyholders' funds...................              4.1            (10.6)            (10.8)
    Income taxes......................................................             63.8             69.8              56.1
    Reinsurance balances and funds....................................              8.2            (18.9)             (1.9)
    Accounts payable, accrued expenses and other......................              8.5             42.7              24.6
                                                                         --------------   --------------   ---------------
  Total...............................................................            274.5            333.6             387.5
                                                                         --------------   --------------   ---------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls.......................................            187.2            171.4             173.3
    Available for sale:
     Maturities and early calls.......................................            170.9            132.2             280.6
     Other............................................................            146.3            217.5             136.2
  Sales of equity securities..........................................             37.8             36.5              29.0
  Sales of other investments..........................................              1.8              4.0              15.2
  Sales of fixed assets for company use...............................              1.8              1.7               3.0
  Purchases of fixed maturity securities:
    Held to maturity..................................................           (131.6)          (255.7)           (399.9)
    Available for sale................................................           (518.4)          (280.3)           (419.1)
  Purchases of equity securities......................................            (62.8)           (92.6)            (15.4)
  Purchases of other investments......................................            (18.2)           (13.7)             (5.5)
  Purchases of fixed assets for company use...........................            (16.0)           (25.6)            (10.5)
  Proceeds from sale of subsidiary....................................             25.3              -                 -
  Cash and short-term investments of subsidiary sold..................            (31.4)             -                 -
  Other-net...........................................................              6.9              1.1              (8.7)
                                                                         --------------   --------------   ---------------
  Total...............................................................           (200.2)          (103.4)           (221.7)
                                                                         --------------   --------------   ---------------

Cash flows from financing activities:
  Increase in term loans..............................................             87.0             30.0              10.0
  Issuance of debentures and notes....................................              -                5.1             116.8
  Issuance of preferred and common shares.............................              3.1             19.0               7.3
  Repayments of term loans............................................            (18.0)           (30.0)           (135.0)
  Redemption of debentures and notes..................................             (2.3)            (2.0)             (1.6)
  Dividends on common shares..........................................            (62.6)           (52.8)            (44.9)
  Dividends on preferred shares.......................................              (.1)             (.2)             (1.7)
  Purchases of treasury shares........................................           (188.1)          (151.1)            (62.1)
  Other-net...........................................................               .3             (2.7)              (.4)
                                                                         --------------   --------------   ---------------
  Total...............................................................           (180.7)          (184.7)           (111.7)
                                                                         --------------   --------------   ---------------

Increase (decrease) in cash and short-term
 investments..........................................................           (106.4)            45.5              54.0
  Cash and short-term investments, beginning of year..................            400.5            355.0             301.0
                                                                         --------------   --------------   ---------------
  Cash and short-term investments, end of year........................   $        294.1   $        400.5   $         355.0
                                                                         ==============   ==============   ===============

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------------------------------------------------

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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 1999, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable. Mortgage and policy loans (other long-term investments) are carried on the basis of the lower of unpaid principal balances or estimated realizable value.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross           Gross        Estimated
                                                            Amortized     Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
Fixed Maturity Securities:
  December 31, 1999:
     Held to maturity:
       Utilities.......................................   $     866.0     $      2.6      $     17.1     $     851.5
       Tax-exempt......................................       1,382.0            8.6            13.1         1,377.4
       Redeemable preferred stocks.....................            .8            -               -                .8
                                                          -----------     ----------      ----------     -----------
                                                          $   2,248.8     $     11.2      $     30.3     $   2,229.7
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     631.0     $      6.4      $      4.7     $     632.7
       Corporate.......................................       1,414.5            2.9            37.9         1,379.5
                                                          -----------     ----------      ----------     -----------
                                                          $   2,045.5     $      9.3      $     42.6     $   2,012.3
                                                          ===========     ==========      ==========     ===========


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
                                                          ===========     ==========      ==========     ===========

     The amortized cost and estimated fair value at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              Estimated
                                                                                               Amortized        Fair
                                                                                                 Cost           Value
                                                                                             -----------     -----------
      Fixed Maturity Securities:
         Held to Maturity:
          Due in one year or less..........................................................  $     238.0     $     238.0
          Due after one year through five years............................................      1,263.1         1,255.2
          Due after five years through ten years...........................................        745.4           734.0
          Due after ten years..............................................................          2.2             2.3
                                                                                             -----------     -----------
                                                                                             $   2,248.8     $   2,229.7
                                                                                             ===========     ===========

         Available for Sale:
          Due in one year or less..........................................................  $     199.7     $     199.9
          Due after one year through five years............................................        935.6           927.2
          Due after five years through ten years...........................................        857.3           830.2
          Due after ten years..............................................................         52.7            54.8
                                                                                             -----------     -----------
                                                                                             $   2,045.5     $   2,012.3
                                                                                             ===========     ===========

    Bonds and other  investments  carried at $161.1 as of December 31, 1999 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

    A summary of the Company's equity securities follows:

                                                                             Gross           Gross        Estimated
                                                                          Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
  Equity Securities:
     December 31, 1999:
       Common stocks...................................   $     139.2     $     35.4      $     17.2     $     157.5
       Perpetual preferred stocks......................           2.6            -               -               2.6
                                                          -----------     ----------      ----------     -----------
                                                          $     141.9     $     35.4      $     17.3     $     160.1
                                                          ===========     ==========      ==========     ===========

     December 31, 1998:
       Common stocks...................................   $     114.4     $     58.2      $     10.6     $     162.1
       Perpetual preferred stocks......................           2.5             .1             -               2.7
                                                          -----------     ----------      ----------     -----------
                                                          $     117.0     $     58.4      $     10.6     $     164.8
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

  At December 31, 1999, the Corporation and its subsidiaries had no non-income producing fixed maturity securities.

  The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999           1998            1997
                                                                         ----------     -----------     -----------
   Investment income from:
     Fixed maturity securities........................................   $    241.9     $     251.2     $     249.5
     Equity securities................................................          3.9             2.8             1.9
     Short-term investments...........................................         14.2            17.1            16.4
     Other sources....................................................          9.3             8.5             9.0
                                                                         ----------     -----------     -----------
        Gross investment income.......................................        269.5           279.7           277.0
     Investment expenses (1)..........................................          6.2             6.5             6.2
                                                                         ----------     -----------     -----------
        Net investment income.........................................   $    263.2     $     273.1     $     270.8
                                                                         ==========     ===========     ===========

   Realized gains (losses) on:
     Fixed maturity securities:
        Held to maturity..............................................   $       .2     $        .8     $        .2
                                                                         ----------     -----------     -----------
        Available for sale:
          Gains.......................................................          2.3            11.1             2.5
          Losses......................................................          (.1)            -               (.1)
                                                                         ----------     -----------     -----------
          Net.........................................................          2.1            11.0             2.4
                                                                         ----------     -----------     -----------
          Total.......................................................          2.4            11.8             2.7
     Equity securities................................................         27.2            41.6            24.3
     Other assets.....................................................          -               (.5)            (.6)
                                                                         ----------     -----------     -----------
          Total.......................................................         29.5            53.0            26.3
     Income taxes.....................................................         10.6            18.5             9.3
                                                                         ----------     -----------     -----------
        Net realized gains............................................   $     18.9     $      34.4     $      17.0
                                                                         ==========     ===========     ===========

   Changes in unrealized investment gains (losses) on:
     Fixed  maturity securities:
        Held to maturity (2)..........................................   $   (108.9)    $      33.3     $      33.8
                                                                         ==========     ===========     ===========

        Available for sale............................................   $   (108.4)    $      21.1     $      28.6
        Less:  Deferred income taxes (credits)........................        (38.1)            7.3             9.8
                                                                         ----------     -----------     -----------
          Net changes in unrealized investment gains (losses) ........   $    (70.2)    $      13.7     $      18.7
                                                                         ==========     ===========     ===========

     Equity securities-available for sale.............................   $    (30.3)    $      (9.1)    $      15.7
     Less: Deferred income taxes (credits)............................        (10.6)           (3.2)            5.4
                                                                         ----------     -----------     -----------
        Net changes in unrealized investment gains (losses)...........   $    (19.6)    $      (5.9)    $      10.3
                                                                         ==========     ===========     ===========

------------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $1.5, $1.5 and, $1.7 for the years ended December 31, 1999, 1998 and 1997, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.

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

                                                                                      Years Ended December 31,
                                                                             ----------------------------------------
                                                                                1999           1998           1997
                                                                             ----------     ----------     ----------
       Deferred, beginning of year........................................   $    143.9     $    126.2     $    114.6
                                                                             ----------     ----------     ----------
       Acquisition costs deferred:
         Commissions - net of reinsurance.................................        131.9          132.6          131.7
         Premium taxes....................................................         30.8           31.8           32.5
         Salaries and other marketing expenses............................         84.4           84.7           62.0
                                                                             ----------     ----------     ----------
            Sub-total.....................................................        247.2          249.2          226.3
       Amortization charged to income.....................................       (240.0)        (231.4)        (214.7)
                                                                             ----------     ----------     ----------
            Change for the year...........................................          7.2           17.7           11.5
                                                                             ----------     ----------     ----------
       Deferred, end of year..............................................   $    151.1     $    143.9     $    126.2
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

    At December 31, 1999 and 1998, the Life Insurance Group had $7,896.5 and $6,740.5, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                     1999                    1998
                                                                                 -----------            -----------
   Future Policy Benefits:
   Life Insurance Group:
     Life insurance..........................................................    $      76.1            $      75.7
     Annuities(1)............................................................            -                     64.7
     Disability/accident & health............................................           51.1                   47.1
                                                                                 -----------            -----------
        Total................................................................    $     127.2            $     187.6
                                                                                 ===========            ===========
   Unearned Premium:
     General Insurance Group.................................................    $     327.9            $     320.6
     Mortgage Guaranty Group.................................................           36.8                   39.4
                                                                                 -----------            -----------
        Total................................................................    $     364.7            $     360.1
                                                                                 ===========            ===========

------------
(1) In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position.

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

    The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                       Years Ended December 31,
                                                                                 ----------------------------------
                                                                                     1999                   1998
                                                                                 -----------            -----------
Net Insurance in Force:
   Bonds.....................................................................    $   2,123.2            $   2,482.6
   Other.....................................................................             .3                     .4

Net Unearned Premiums:
   Bonds.....................................................................           10.9                   12.5
   Other.....................................................................    $        .3            $        .4
                                                                                 ===========            ===========

    With respect to mortgage guaranty insurance (net insurance in force of $76,953.8 and $57,401.1, at December 31, 1999 and 1998, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                             1999           1998            1997
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the beginning of each year, net of reinsurance
  losses recoverable...................................................  $   2,208.4    $    2,289.6    $   2,238.7
                                                                         -----------    ------------    -----------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year....................        958.0           950.5          933.5
  Change in provision for insured events of prior years................       (130.5)         (170.1)        (141.8)
                                                                         -----------    ------------    -----------
       Total incurred claims and claim adjustment expenses.............        827.6           780.4          791.6
                                                                         -----------    ------------    -----------
Payments:
  Claims and claim adjustment expenses attributable to
    insured events of the current year.................................        344.3           377.5          334.9
  Claims and claim adjustment expenses attributable to
    insured events of prior years......................................        507.0           484.1          405.8
                                                                         -----------    ------------    -----------
       Total payments..................................................        851.3           861.6          740.8
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the end of each year, net of reinsurance
  losses recoverable...................................................      2,184.8         2,208.4        2,289.6
Reinsurance losses recoverable.........................................      1,248.9         1,198.0        1,240.0
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses.............................................................  $   3,433.7    $    3,406.5    $   3,529.7
                                                                         ===========    ============    ===========

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation.

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

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 1999, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $63.8 gross, and $33.3 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 8.9 years (gross) and 13.6 years (net) of average annual claims payments.

     Old Republic disagrees with the allegations of liability on virtually all A&E related claims of which it has knowledge on the grounds that exclusions in the policies preclude coverage for nearly all such claims, and that the Corporation never intended to assume such risks. Old Republic's exposure on such claims cannot therefore be calculated by conventional insurance reserving methods for this and a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for other insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when the alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether cleanup costs constitute property damage.

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 1999, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                                                                                      Years Ended December 31,
                                                                               ---------------------------------------

                                                                                 1999           1998            1997
                                                                               --------       --------        --------
Statutory tax rate.......................................................         35.0%          35.0%           35.0%
Tax rate increases (decreases):
     Tax-exempt interest.................................................         (6.1)          (4.1)           (3.7)
     Dividends received exclusion........................................          (.2)           (.1)            (.1)
     Tax settlement......................................................          -              -              (1.4)
     Other items - net...................................................           .6             .4              .5
                                                                               --------       --------        --------
Effective tax rate.......................................................         29.3%          31.2%           30.3%
                                                                               ========       ========        ========

    The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                     December 31,
                                                                    ---------------------------------------------
                                                                       1999              1998             1997
                                                                    ----------       -----------       ----------
Deferred Tax Assets:
   Future policy benefits........................................   $      4.1       $       3.5       $      3.3
   Losses, claims, and settlement expenses.......................        154.7             166.3            182.4
   Unrealized investment losses..................................          4.1               -                -
   Other.........................................................         17.8              15.9             12.4
                                                                    ----------       -----------       ----------
     Total deferred tax assets...................................        180.9             185.7            198.1
                                                                    ----------       -----------       ----------
Deferred Tax Liabilities:
   Unearned premium reserves.....................................         27.8              21.4             15.2
   Deferred policy acquisition costs.............................         49.8              47.9             42.5
   Mortgage guaranty insurers' contingency reserves..............        283.8             228.4            181.3
   Fixed maturity securities adjusted to cost....................          7.5               6.8              6.9
   Unrealized investment gains...................................          -                42.9             38.2
   Title plants and records......................................          4.4               4.4              4.3
   Other.........................................................         10.3              13.5             17.8
                                                                    ----------       -----------       ----------
     Total deferred tax liabilities..............................        383.9             365.6            306.4
                                                                    ----------       -----------       ----------
     Net deferred tax liabilities................................   $   (203.0)      $    (179.8)      $   (108.3)
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

    Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $13.3 at December 31, 1999) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

    As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1983 to 1995. The proposed adjustments pertain to the timing of certain deductions, the IRS's contention that contractually obligated premium refunds should be treated as dividends, deductions for certain loss and related reserves, a reinsurance transaction, and several other issues not involving material amounts. The Company and its tax counsel believe that substantially all of the proposed adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations.

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

(i) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $3.5 in 1999, $3.6 in 1998 and $3.2 in 1997.

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

    The changes in the projected benefit obligation are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998            1997
                                                                         ----------     -----------     -----------
Projected benefit obligation at beginning of year.....................   $    129.5     $     125.4     $     117.3
Increases (decreases) during the year attributable to:
   Service cost.......................................................          4.1             4.0             4.1
   Interest cost......................................................          8.6             8.5             8.2
   Actuarial (gains) losses...........................................        (12.1)           (1.9)            1.6
   Benefits paid......................................................         (6.8)           (6.5)           (5.9)
                                                                         ----------     -----------     -----------
Net increase (decrease) for year......................................         (6.2)            4.1             8.1
                                                                         ----------     -----------     -----------
Projected benefit obligation at end of year...........................   $    123.3     $     129.5     $     125.4
                                                                         ==========     ===========     ===========

    The changes in the fair value of net assets available for plan benefits are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998            1997
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan benefits
   at beginning of the year...........................................   $    137.3     $     135.2     $     124.4
Increases (decreases) during the year attributable to:
   Actual return on plan assets.......................................         (2.2)            7.7            16.2
   Sponsor contributions..............................................           .7             1.1              .7
   Benefits paid......................................................         (6.8)           (6.5)           (5.9)
   Administrative expenses............................................          (.1)            (.2)            (.2)
                                                                         ----------     -----------     -----------
Net increase (decrease) for year......................................         (8.3)            2.0            10.7
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan
   benefits at the end of the year....................................   $    129.0     $     137.3     $     135.2
                                                                         ==========     ===========     ===========

    A reconciliation of the funded status of the plans is as follows:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            1999            1998
                                                                                        -----------     -----------
Plan assets in excess of projected benefit obligations..............................    $       5.6     $       7.7
Prior service cost not yet recognized in net periodic
   pension cost.....................................................................             .2              .2
Unrecognized net gain...............................................................            1.3              .3
Remaining unrecognized transition net assets from
   December 31, 1985................................................................            (.5)           (1.0)
                                                                                        -----------     -----------
Pension asset recognized in the consolidated balance sheet..........................    $       6.6     $       7.2
                                                                                        ===========     ===========

    The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999           1998            1997
                                                                         ----------     -----------     -----------

Service cost..........................................................   $      4.1     $       4.0     $       4.1
Interest cost.........................................................          8.6             8.5             8.2
Expected return on plan assets........................................         (6.0)           (9.2)          (10.1)
Amortization of unrecognized transition liability.....................          (.5)            (.5)           (1.0)
Recognized (gain) loss................................................         (4.8)           (1.5)              -
Prior service cost recognized.........................................          -               -                .1
                                                                         ----------     -----------     -----------
Net cost..............................................................   $      1.4     $       1.2     $       1.2
                                                                         ==========     ===========     ===========

    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                                                 December 31,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
Settlement discount rates...........................................................          7.66%           7.03%
Rates of compensation increase......................................................          3.66%           3.67%
Long-term rates of return on plans' assets..........................................          8.18%           8.18%

    Included in the plans' assets are Common Shares of the Company valued at $6.7 and $11.2 as of December 31, 1999 and 1998, respectively.

    The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            1999           1998            1997
                                                                         ----------     -----------     -----------
Employees Savings and Stock Ownership Plan............................   $      8.1     $       7.4     $       4.0
Other profit sharing..................................................          5.6             5.4             4.1
Deferred and incentive compensation...................................   $     12.6     $      18.0     $      12.8
                                                                         ==========     ===========     ===========

       The Company sponsors a leveraged Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 1999, there were 7,349,384 Common Shares owned by the ESSOP of which 364,537 were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 2).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($487.3 and $681.7 at December 31, 1999 and 1998, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(n) Earnings Per Share-Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of common stock equivalents. The following tables provide a reconciliation of net income and number of shares used in basic and diluted earnings per share calculations.

                                                                                Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        1999              1998               1997
                                                                  ---------------   ---------------   ---------------
Numerator:
       Net Income ............................................    $         226.8   $         323.7   $         298.1
       Less: Preferred stock dividends........................                 .1                .2               1.7
                                                                  ---------------   ---------------   ---------------
       Numerator for basic earnings per share -
         income available to common stockholders..............              226.7             323.5             296.3

       Effect of dilutive securities:
         Convertible preferred stock dividends................                 .1                .2               1.7
                                                                  ---------------   ---------------   ---------------

       Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions............................    $         226.8   $         323.7   $         298.1
                                                                  ===============   ===============   ===============

Denominator:
       Denominator for basic earnings per share -
         weighted-average shares..............................        128,958,708       137,347,772       133,659,413

       Effect of dilutive securities:
         Stock options........................................            653,923         1,558,133         1,763,123
         Convertible preferred stock..........................            174,340           244,467         6,345,825
                                                                  ---------------   ---------------   ---------------
         Dilutive potential common shares.....................            828,263         1,802,600         8,108,948
                                                                  ---------------   ---------------   ---------------

       Denominator for diluted earnings per share -
         adjusted weighted-average shares and
         assumed conversions..................................        129,786,971       139,150,372       141,768,361
                                                                  ===============   ===============   ===============

       Basic earnings per share...............................    $          1.76   $          2.35   $          2.22
                                                                  ===============   ===============   ===============
       Diluted earnings per share.............................    $          1.75   $          2.33   $          2.10
                                                                  ===============   ===============   ===============

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with original maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

Supplemental cash flow information:                                              Years Ended December 31,
                                                                        -----------------------------------------
                                                                           1999            1998           1997
                                                                        ----------      ----------     ----------
    Cash paid during the year for:
       Interest......................................................   $     10.3      $      9.8     $      9.3
       Income taxes..................................................         27.7            70.3           73.0
                                                                        ----------      ----------     ----------
                                                                        $     38.1      $     80.2     $     82.3
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


Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                         December 31,
                                                                      ---------------------------------------------------
                                                                               1999                        1998
                                                                      ----------------------      -----------------------
                                                                       Carrying      Fair          Carrying       Fair
                                                                        Amount       Value          Amount       Value
                                                                      ----------   ---------      ----------   ----------
Commercial paper due within 180 days with an
     average yield of 6.12% and 5.40%, respectively.................  $     78.0   $    78.0      $      9.8   $      9.8
Debentures maturing in 2007 at 7.0%.................................       114.9       111.6           114.9        124.8
Other miscellaneous debt............................................        12.8        12.8            15.1         15.1
                                                                      ----------   ---------      ----------   ----------
       Subtotal.....................................................       205.8       202.5           140.0        149.9
Common stock classified as debt (See (a) below).....................         2.5         2.5             5.1          5.1
                                                                      ----------   ---------      ----------   ----------
       Total Debt...................................................  $    208.3   $   205.0      $    145.1   $    155.0
                                                                      ==========   =========      ==========   ==========

    The  carrying   amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

Scheduled maturities of the above debt (including common stock classified as debt see (a)below) at December 31, 1999 are as follows: 2000: $82.2 ; 2001:
$1.0; 2002: $.4; 2003: $.6; 2004: $.4; 2005 and after: $123.4. During 1999, 1998 and 1997, $10.3, $10.0 and $9.6, respectively, of interest expense on debt was charged to consolidated operations.

------------
(a) The Company has guaranteed bank loans (balance at December 31, 1999 was $2.5) to a Trust established by the Old Republic Employees Savings and Stock Ownership Plan ("ESSOP"). The loans were used to fund the purchase of Series D Redeemable Convertible Preferred Stock from the Company by the Trust for the original amount of the loans. All Series D Preferred Stock shares were fully converted into Common Stock by August 22, 1997. The Trust's loan principal repayment (currently scheduled at $2.5 in 2000) is expected to be met by annual profit sharing contributions by the Corporation and its participating subsidiaries, while interest payments are to be covered by Trust income, including dividends on the Corporation's stock held by the ESSOP. The interest on the Trust's loan is payable quarterly at 80% of the prime rate. See Notes 3a and 3c.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 1999.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:


                                                                  Convertible
                                                                  -----------
Preferred Stock Series:                                               G(1)
                                                                  -----------
Annual cumulative dividend rate per share......................   $       (1)
Conversion ratio of preferred into common shares ..............     1 for .95
Conversion right begins........................................       Anytime
Redemption and liquidation value per share.....................           (1)
Redemption beginning in year...................................           (1)
Total redemption value (millions)..............................           (1)
Vote per share.................................................           one
Shares outstanding:
December 31, 1998..............................................       270,858
December 31, 1999..............................................       153,183
                                                                  ===========

------------
(1) The Corporation has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock ("Series G") for issuance pursuant to the Corporation's Stock Option Plan. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 1999, the annual dividend rate for Series G was $.77 per share. Each share of Series G is convertible at any time, after being held six months, into
      0.95 shares of Common Stock (See 3(d)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 1999 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2000 without the prior approval of appropriate regulatory authorities is approximately $184.2.

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

(d) Stock Option Plan-The Corporation has a stock option plan for certain eligible key employees. Outstanding options at any one time may not exceed 5% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock on the date of grant; the term of each option is generally ten years from such date. Options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. In the event the market closing price of the Old Republic common stock reaches a pre-established value ("the vesting acceleration price"), however, optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year of employment by the optionee. The Corporation may extend 15 year loans at a prevailing market rate of interest for a portion of the exercise price. The option plan also enables optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

  For financial reporting purposes, Old Republic records the exercise of stock options directly in its capital accounts as permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options at date of grant has been calculated using a Black-Scholes options pricing model that takes the assumptions shown below into account.

                                                                                   Years Ended December 31,
                                                                      ------------------------------------------------
                                                                          1999              1998              1997
                                                                      ------------      ------------      ------------
    Option pricing/weighted average assumptions:
       Risk-free interest rates....................................          5.20%             5.62%             6.63%
       Dividend yield..............................................          3.36%             2.11%             3.05%
       Common stock market
         price volatility factors..................................          .24               .22                .22
       Expected option life........................................     10 years          10 years           10 years

    Comparative data:
       Net income:
         As reported...............................................   $      226.8      $      323.7      $      298.1
         Pro forma basis...........................................          225.6             319.8             297.3
       Basic earnings per share:
         As reported...............................................           1.76              2.35              2.22
         Pro forma basis...........................................           1.75              2.32              2.21
       Diluted earnings per share:
         As reported...............................................           1.75              2.33              2.10
         Pro forma basis...........................................   $       1.74      $       2.30      $       2.10
                                                                      ============      ============      ============

   A summary of the status of the Corporation's stock options as of December 31, 1999, 1998 and 1997, and changes in outstanding options during the years then ended follows:

                                                             As of and for the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                       1999                     1998                     1997
                                               ---------------------    ---------------------    ---------------------
                                                           Weighted                 Weighted                  Weighted
                                                            Average                  Average                   Average
                                                           Exercise                 Exercise                  Exercise
                                                Shares      Price        Shares      Price        Shares       Price
                                               ---------   --------     ---------   --------     ---------    -------
      Outstanding at beginning of year ...     4,308,442    $ 17.28     4,438,760   $ 12.83      3,237,204    $  9.55
      Granted.............................     1,015,000      19.50     1,067,402     29.24      1,734,750      17.83
      Exercised...........................       187,249      10.30     1,126,548     10.83        510,334       9.12
      Canceled and forfeited..............       160,496      19.68        71,172     18.23         22,860      10.45
                                               ---------                ---------                ---------
      Outstanding at end of year..........     4,975,697      17.92     4,308,442     17.28      4,438,760      12.83
                                               =========                =========                =========
      Exercisable at end of year..........     2,740,950      14.75     2,669,167     13.81      2,385,821      10.12
                                               =========                =========                =========
      Weighted average fair value of
         options granted during the year..                  $  5.02                 $  9.44                   $  5.29
                                                            =======                 =======                   =======

  A summary of stock options outstanding and exercisable at December 31, 1999 follows:

                                                          Options Outstanding                   Options Exercisable
                                                 ------------------------------------          ---------------------
                                                                 Weighted - Average
                                                               ----------------------
                                                               Remaining                                    Weighted-
                                     Year(s)      Number         Con-                           Number       Average
                                       of          Out-        tractual      Exercise          Exercis-     Exercise
      Ranges of Exercise Prices       Grant      Standing         Life        Price              able         Price
      --------------------------     -------     ---------     ---------     --------          ---------    --------
      $ 4.65 to $ 5.61..........       1991        221,637     1.00 yrs.     $   5.52            203,152    $   5.52
      $ 9.11 to $11.83..........     1992-95     1,403,518     4.06 yrs.        10.92          1,208,233       10.93
      $14.75 to $17.83..........     1996-97     1,368,822     7.00 yrs.        17.82          1,030,798       17.82
      $17.56 to $19.50..........       1999        975,780     9.00 yrs.        19.50             97,578       19.50
      $29.04 to $29.08..........       1998      1,005,940     8.00 yrs.     $  29.04            201,188    $  29.04
                                                 ---------                   ========          ---------    ========
          Total.................                 4,975,697                                     2,740,950
                                                 =========                                     =========

(e) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 1999. At the same date, there were 100,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.

      The Corporation issued a total of 514,626 common shares valued at $4.6 in 1998 to effect acquisitions which were not material to Old Republic's financial position or operating results.

(f) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 1999 amounted to $1,536.4 and $(9.1), respectively. Dividends declared during 1999, 1998 and 1997, to the Corporation by its subsidiaries amounted to $178.9, $158.2 and $226.6, respectively.

(g) Statutory Data-The policyholders' surplus and net income (loss),  determined
in  accordance  with  statutory  accounting  practices,   of  the  Corporation's
insurance subsidiaries was as follows at the dates and for the periods shown:

                                                      Policyholders' Surplus                 Net Income (Loss)
                                                    -------------------------    ---------------------------------------
                                                           December 31,                  Years Ended December 31,
                                                    -------------------------    ---------------------------------------
                                                        1999          1998           1999          1998          1997
                                                    -----------   -----------    -----------   -----------   -----------
    General Insurance Group......................   $   1,189.2   $   1,236.9    $      68.8   $     163.6   $     171.1
    Mortgage Guaranty Group......................         126.7         113.2          175.0         146.8         141.3
    Title Insurance Group........................         109.5         112.5           19.1          18.9          14.9
    Life Insurance Group.........................   $      44.7   $      63.9    $       (.6)  $        .1   $      16.5
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

    Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in thousands): workers' compensation-$1,000; auto liability-$600; general liability-$600; and property coverages-$300. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $28. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

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

    The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 1999. For the years 1997 to 1999, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        1999              1998             1997
                                                                   --------------    -------------    --------------
General Insurance Group
Written premiums:      direct..................................    $      1,068.0    $     1,071.6    $      1,103.9
                       assumed.................................              25.5             25.3              32.7
                       ceded...................................    $        238.9    $       204.9    $        229.1
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $      1,060.1    $     1,078.1    $      1,100.6
                       assumed.................................              26.6             28.3              34.6
                       ceded...................................    $        233.2    $       203.9    $        228.9
                                                                   ==============    =============    ==============

Claims ceded...................................................    $        271.1    $       160.3    $        245.7
                                                                   ==============    =============    ==============

Mortgage Guaranty Group
Written premiums:      direct..................................    $        314.7    $       286.1    $        259.6
                       assumed.................................               1.0               .7                .2
                       ceded...................................    $         18.0    $         3.4    $           .8
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $        317.8    $       294.0    $        271.9
                       assumed.................................                .5               .5               -
                       ceded...................................    $         18.0    $         3.8    $           .9
                                                                   ==============    =============    ==============

Claims ceded...................................................    $          (.2)   $          .1    $           .2
                                                                   ==============    =============    ==============

Mortgage guaranty insurance in force as of
December 31:      direct.......................................    $     66,138.4    $    53,837.8    $     49,925.2
                  assumed......................................          11,842.8          3,963.1             658.4
                  ceded........................................    $      1,027.4    $       399.8    $        221.3
                                                                   ==============    =============    ==============

Life Insurance Group
Written premiums:      direct..................................    $         86.8    $        90.0    $         84.9
                       assumed.................................                .7               .1                .3
                       ceded...................................    $         29.2    $        25.4    $         32.5
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $         82.1    $        85.1    $         81.3
                       assumed.................................                .7               .1                .3
                       ceded...................................    $         28.8    $        26.2    $         32.9
                                                                   ==============    =============    ==============

Life insurance in force as of December 31:        direct.......    $     12,735.3    $    11,422.3    $      8,708.6
                                                  assumed......               -                -                 -
                                                  ceded........    $      4,838.7    $     4,681.7    $      3,795.6
                                                                   ==============    =============    ==============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 1999, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $125.4 are summarized as follows: 2000:
$30.2;  2001:  $24.8;  2002: $19.3;  2003:  $14.8;  2004: $10.9; 2005 and after:
$25.2.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing authorities in their regular examinations. Management does not anticipate any significant losses or costs to result from any known or existing contingencies.

(d) Legal Proceedings-Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

  Various governmental entities have filed suit against or performed examinations of the records of an underwritten title agency subsidiary headquartered in the State of California. As a result, certain regulatory and class action litigation has commenced alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted in (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these practices. The subsidiary had paid or otherwise provided reserves of $16.2 and $19.5 in 1999 and 1998, respectively to cover its best estimate of litigation and related costs associated with all these issues.

  In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Company denies any liability in these regards, has retained legal counsel, and intends to defend itself vigorously. Due in part to the early stages of this lawsuit, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the cost of defense, has been included in the Company's financial statements.


Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 1999 is presented below.

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

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1999:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        461.0  $        455.1  $        448.0  $        444.9
Net investment income and realized gains..........             80.1            72.2            70.4            69.8
Total revenues....................................            541.2           527.4           518.5           514.9
Benefits, claims, and expenses....................            435.8           437.2           464.6           447.3
Net income........................................   $         73.8  $         63.8  $         39.9  $         49.1
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .56  $          .48  $          .31  $          .40
                         Diluted..................   $          .55  $          .48  $          .31  $          .39
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      132,581,583     130,774,838     128,183,125     124,243,264
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      133,786,003     131,816,397     128,955,730     124,788,322
                                                     ==============  ==============  ==============  ==============

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1998:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        417.9  $        462.9  $        480.8  $        483.5
Net investment income and realized gains..........             88.5            73.4            74.6            89.3
Total revenues....................................            506.5           536.6           555.6           573.0
Benefits, claims, and expenses....................            387.5           420.3           449.0           448.0
Net income........................................   $         81.5  $         80.4  $         74.6  $         87.1
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .58  $          .58  $          .54  $          .64
                         Diluted..................   $          .58  $          .57  $          .54  $          .64
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      138,541,904     137,756,505     136,914,815     135,164,446
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      140,824,777     139,993,613     138,870,948     136,551,439
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

    The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group accounting for 47.6% of the Group's direct premiums written in 1999. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation and general liability insurance, loan credit guaranty insurance, and surety bonds. The General Insurance Group's operations have been expanded, over the years, to insure certain specialty lines such as directors' and officers' liability and errors and omissions liability insurance, to cover owners and operators of private aircraft for hull and liability exposures, and to insure grain elevators and liquid petroleum gas operations.

    Real estate mortgage loan insurance produced by the Mortgage Guaranty Group protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 17% by savings and loan associations, 63% by mortgage bankers and 20% by other lenders.

    The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

    The Life Insurance Group markets and writes consumer credit life and disability insurance primarily through automobile dealers. Old Republic has also written various conventional life and disability/accident and health insurance coverages for many years, principally on a direct marketing basis through banks and other financial services institutions. Old Republic sells ordinary term life insurance through independent agents and brokers for relatively large face amounts, in both the United States and Canada.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                  Segment Reporting
-------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                   -------------    -------------    --------------
General Insurance Group:
     Net premiums earned........................................   $       853.4    $       902.5    $        906.3
     Net investment income and other income(a)..................           199.7            208.7             213.2
                                                                   -------------    -------------    --------------
        Total...................................................   $     1,053.2    $     1,111.3    $      1,119.5
                                                                   =============    =============    ==============
     Income before taxes........................................   $        69.7    $       192.0    $        208.3
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        10.3    $        60.2    $         60.7
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     5,052.7    $     5,160.2    $      5,300.6
                                                                   =============    =============    ==============

Mortgage Guaranty Group:
     Net premiums earned........................................   $       300.3    $       290.7    $        271.0
     Net investment income and other income(a)..................            55.6             57.5              42.3
                                                                   -------------    -------------    --------------
        Total...................................................   $       355.9    $       348.3    $        313.3
                                                                   =============    =============    ==============
     Income before taxes........................................   $       177.3    $       155.3    $        141.5
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        59.0    $        52.6    $         47.6
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     1,262.7    $     1,092.2    $        922.9
                                                                   =============    =============    ==============

Title Insurance Group:
     Net premiums earned........................................   $       359.3    $       315.8    $        238.6
     Title, escrow and other fees  .............................           214.5            242.4             163.3
                                                                   -------------    -------------    --------------
        Sub-total...............................................           573.8            558.2             402.0
     Net investment income and other income(a)..................            23.2             20.6              21.4
                                                                   -------------    -------------    --------------
        Total...................................................   $       597.1    $       578.8    $        423.4
                                                                   =============    =============    ==============
     Income before taxes........................................   $        44.0    $        64.6    $         36.5
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        14.7    $        21.9    $         12.4
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $       482.4    $       460.9    $        419.4
                                                                   =============    =============    ==============

Life Insurance Group:
     Net premiums earned........................................   $        54.0    $        59.0    $         48.6
     Net investment income and other income(a)(c)...............             8.7             13.7              26.8
                                                                   -------------    -------------    --------------
        Total...................................................   $        62.8    $        72.7    $         75.4
                                                                   =============    =============    ==============
     Income before taxes........................................   $         3.1    $         6.6    $         19.9
                                                                   =============    =============    ==============
     Income tax expense (credits)...............................   $          .8    $        (6.6)   $          1.1
                                                                   =============    =============    ==============
     Segment assets - at year end(d)............................   $       249.6    $       329.5    $        309.4
                                                                   =============    =============    ==============

                                     Reconciliations of Segments to Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                   -------------    -------------    --------------
Revenues:
     Total revenues for reportable segments.....................   $     2,069.1    $     2,111.3    $      1,931.8
     Realized investment gains..................................            29.5             53.0              26.3
     Other revenues.............................................             9.9             11.7              15.4
     Elimination of intersegment revenues(b)....................            (6.4)            (4.3)            (10.8)
                                                                   -------------    -------------    --------------
        Total consolidated revenues.............................   $     2,102.1    $     2,171.7    $      1,962.8
                                                                   =============    =============    ==============

Income before taxes:
     Total income before taxes of reportable segments...........   $       294.3    $       418.7    $        406.4
     Realized investment gains..................................            29.5             53.0              26.3
     Other sources - net........................................            (6.4)            (4.0)             (4.4)
     Elimination of intersegment profits(b).....................             (.4)             (.8)             (1.6)
                                                                   -------------    -------------    --------------
     Income before income taxes ................................   $       317.0    $       466.7    $        426.7
                                                                   =============    =============    ==============

Assets
     Total assets for reportable segments.......................   $     7,047.5    $     7,043.1    $      6,952.5
     Other assets...............................................            60.1            114.1             138.2
     Elimination of intersegment investment(b)..................          (169.2)          (137.5)           (167.3)
                                                                   -------------    -------------    --------------
        Consolidated total......................................   $     6,938.4    $     7,019.7    $      6,923.4
                                                                   =============    =============    ==============

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c) 1997 includes $12.6 of interest income from settlement of prior years' tax issues./(d) In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position. (see Note 1(f))

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------















To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                /s/  PricewaterhouseCoopers LLP



Chicago, Illinois
March 10, 2000

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2000 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 19, 2000. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2000 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 19, 2000.

Item 12-Security Ownership of Certain Beneficial Owners and Management

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2000 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 19, 2000.

Item 13-Certain Relationships and Related Transactions

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2000 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 19, 2000.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1.  Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 2000 under cover of Form 10-K/A.
    3.  See exhibit index on page 55 of this report.

(b) Reports on Form 8-K:
    1.  No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):   Old Republic International Corporation


By          :   /s/ A. C. Zucaro                                     03/23/00
                -----------------------------------------------    ------------
                A. C. Zucaro, Chairman of the Board,                   Date
                Chief Executive Officer, President and Director



By          :   /s/ Paul D. Adams                                    03/23/00
                -----------------------------------------------    ------------
                  Paul D. Adams, Senior Vice President,                Date
                  Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


/s/ Harrington Bischof                      /s/ John W. Popp
----------------------------------          -----------------------------------
Harrington Bischof, Director*               John W. Popp, Director*


/s/ Anthony F. Colao                        /s/ William A. Simpson
----------------------------------          -----------------------------------
Anthony F. Colao, Director*                 William A. Simpson, Director*
Chairman of Old Republic RE, Inc.           President of Republic Mortgage
                                            Insurance Company


/s/ Jimmy A. Dew                            /s/ Arnold L. Steiner
----------------------------------          -----------------------------------
Jimmy A. Dew, Director*                     Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company


/s/ Kurt W. Kreyling                        /s/ David Sursa
----------------------------------          -----------------------------------
Kurt W. Kreyling, Director*                 David Sursa, Director*


/s/ Peter Lardner                           /s/ William F. White, Jr.
----------------------------------          -----------------------------------
Peter Lardner, Director*                    William G. White, Jr., Director*
Chief Executive Officer of
Bituminous Casualty Corporation


/s/ Wilbur S. Legg
----------------------------------
Wilbur S. Legg, Director*









*  By/s/A. C. Zucaro
   Attorney-in-fact
   Date: March 23, 2000

                                  EXHIBIT INDEX


     An index of exhibits required by item 601 of Regulation S-K follows:

(3)  Articles of incorporation and by-laws.

     (A) * Restated Certificate of Incorporation, as amended. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 1998).

     (B) * By-laws, as amended. (Exhibit 3.2 to Form S-3 Registration Statement No. 333-43311).

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

     (F) *  Supplemental   Indenture  No.  1  dated  as  of  June  16,  1997
            supplementing the Indenture (Exhibit 4.3 to Registrant's Form 8-A filed June 16, 1997).

     (G) * Supplemental Indenture No. 2 dated as of December 31, 1997 supple-menting the Indenture. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1997)


(10) Material contracts.

 **  (A) *  Copy of the Amended and Restated  Old  Republic  International
            Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant's Annual Report on Form 10-K for 1998).

 **  (B) *  1985  Old  Republic  International  Corporation  Non-qualified
            Stock Option Plan A (Exhibit 10.1 to Form S-3 Registration Statement No. 2-98166).

 **  (C) *  Amendments  to 1985 Old  Republic  International  Corporation
            Non-qualified Stock Option Plan A (Exhibit 10(G) to Registrant's Annual Report on Form 10-K for 1991).

 **  (D) *  Amended and Restated 1992 Old Republic International Corporation
            Non-qualified Stock Option Plan. (Exhibit 10(D) to Registrant's Annual Report on Form 10-K for 1997)

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


------------------
*  Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.