Form 10-K/A
period 1999-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-04-26
CIK 74260

As in effect
3/1/61

                                   FORM 10K/A1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Sections 12, 13, or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



                     OLD REPUBLIC INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1
                                              ---


   The undersigned registrant hereby amends  the  following  items,  financial statements,  exhibits or other  portions  of its ANNUAL  REPORT FOR 1999 on
                                                    -----------------------
   Form 10K as set forth in the pages attached  hereto:  (List all such items,
   --------
   financial statements, exhibits or other portions amended)


                                    SEE INDEX


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OLD REPUBLIC INTERNATIONAL CORPORATION
                                         --------------------------------------
                                                     (Registrant)



Date:   April 14, 2000                   By:        /s/ Paul D. Adams
      ------------------                    -----------------------------------
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

     Schedule    I - Summary  of  Investments  - Other than  Investments  in
                     Related Parties as of December 31, 1999

     Schedule   II - Condensed Financial  Information of Registrant for the
                     years ended December 31, 1999, 1998 and 1997

     Schedule  III - Supplementary  Insurance  Information  for the years ended December 31, 1999, 1998 and 1997

     Schedule   IV - Reinsurance  for  the years  ended  December 31, 1999, 1998 and 1997

     Schedule   VI - Supplemental  Information   Concerning  Property - Casualty
                     Insurance   Operations  for  the  years  ended December 31,
                     1999, 1998 and 1997

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



EXHIBITS *
----------
     (28)  Consolidated Schedule P.








* Not covered in the Report of Independent Accountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our audits of the consolidated financial statements of Old Republic International Corporation and its subsidiaries at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 referred to in our report dated March 10, 2000, is included on page 51 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                \s\ PricewaterhouseCoopers, LLP


Chicago, Illinois
March 10, 2000

                                    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                    As of December 31, 1999
                                                       ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------


         Column A                                                             Column B            Column C            Column D
     ----------------                                                     ----------------    ----------------    ----------------
                                                                                                                     Amount at
                                                                                                    Fair            which shown
Type of investment                                                            Cost (a)              Value         in balance sheet
------------------                                                        ----------------    ----------------    ----------------

Held to maturity:
    Fixed maturity securities:
         States, municipalities and political subdivisions                $      1,382,014    $      1,377,427    $      1,382,014
         Public utilities                                                          866,044             851,523             866,044
         Redeemable preferred stocks                                                   810                 806                 810
                                                                          ----------------    ----------------    ----------------
                                                                                 2,248,868    $      2,229,756           2,248,868
                                                                                              ================
     Other long-term investments                                                    41,727                                  41,727
                                                                          ----------------                        ----------------
             Total                                                               2,290,596                               2,290,596
                                                                          ----------------                        ----------------


Available for sale:
     Fixed maturity securities:
         United States Government and government
             agencies and authorities                                              606,136    $        606,998             606,998
         Foreign government                                                         24,895              25,708              25,708
         Corporate, industrial and all other                                     1,414,551           1,379,599           1,379,599
                                                                          ----------------    ----------------    ----------------
                                                                                 2,045,582    $      2,012,305           2,012,305
                                                                          ----------------    ================    ----------------
     Equity Securities:
         Non-redeemable preferred stocks                                             2,687    $          2,629               2,629
         Common stocks:
             Banks, trusts and insurance companies                                   2,689               6,783               6,783
             Industrial, miscellaneous and all other                               136,604             150,730             150,730
                                                                          ----------------    ----------------    ----------------
                                                                                   141,980    $        160,142             160,142
                                                                          ----------------    ================    ----------------
     Short-term investments                                                        276,571                                 276,571
                                                                          ----------------                        ----------------
             Total                                                               2,464,133                               2,449,019
                                                                          ----------------                        ----------------
                 Total Investments                                        $      4,754,729                        $      4,739,615
                                                                          ================                        ================

Note:(a)  Represents  original  cost  of  equity  securities,  and  as to  fixed
          maturities,   original  cost  reduced  by   repayments   and  adjusted
          for amortization of premium or accrual of discount.

                                  OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                      BALANCE SHEETS
                                  OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                                     ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                              1999                1998
                                                                                        ----------------    ----------------
Assets:

Bonds and notes                                                                         $          9,500    $          9,500
Short-term investments                                                                             7,686              52,380
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                    2,305,387           2,320,440
     Indebtedness of affiliates                                                                   97,883              53,922
     Preferred stock, at cost                                                                        ---               5,500
Other assets                                                                                      19,279              18,452
                                                                                        ----------------    ----------------
     Total Assets                                                                       $      2,439,736    $      2,460,196
                                                                                        ================    ================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                   $         44,804    $         22,625
Debt and debt equivalents                                                                        117,453             120,047
Indebtedness to affiliates and subsidiaries                                                       78,257              12,012
Commitments and contingent liabilities                                                               ---                 ---
                                                                                        ----------------    ----------------
     Total Liabilities                                                                           240,515             154,685
                                                                                        ----------------    ----------------

Convertible preferred stock                                                                          787               1,244
                                                                                        ----------------    ----------------

Common Shareholders' Equity:
Common stock                                                                                     156,678             156,335
Additional paid-in capital                                                                       627,819             624,519
Unallocated shares - ESSOP                                                                        (2,500)             (5,100)
Retained earnings                                                                              1,873,965           1,709,966
Accumulated other comprehensive income (loss)                                                    (17,665)             70,239
Treasury stock (at cost)                                                                        (439,864)           (251,694)
                                                                                        ----------------    ----------------
     Total Common Shareholders' Equity                                                         2,198,433           2,304,266
                                                                                        ----------------    ----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                  $      2,439,736    $      2,460,196
                                                                                        ================    ================

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
---------------------------------------------------------------------------------------------------------------------------

                                                                                    Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                          1999                1998                1997
                                                                    ----------------    ----------------    ---------------
Revenues:
Investment income from subsidiaries                                 $          5,622    $          6,478    $         7,252
Real estate and other income                                                   3,789               3,361              3,250
Other investment income                                                        1,680               3,632              2,274
                                                                    ----------------    ----------------    ---------------
       Total Revenues                                                         11,091              13,472             12,778
                                                                    ----------------    ----------------    ---------------

Expenses:
Interest -- subsidiaries                                                       1,394                 605              4,914
Interest -- other                                                              8,155               8,156              4,253
Real estate and other expenses                                                 2,638               2,280              2,274
General expenses, taxes and fees                                               5,361               6,541              5,937
                                                                    ----------------    ----------------    ---------------
       Total Expenses                                                         17,549              17,583             17,379
                                                                    ----------------    ----------------    ---------------
Revenues, net of expenses                                                     (6,458)             (4,110)            (4,600)

Federal income tax credits                                                    (2,701)               (938)            (2,221)
                                                                    ----------------    ----------------    ---------------
Loss before equity in earnings of subsidiaries                                (3,757)             (3,172)            (2,379)

Equity in Earnings of Subsidiaries:
     Dividends received                                                      178,970             158,294            226,685
     Earnings in excess of dividends                                          51,626             168,622             73,816
                                                                    ----------------    ----------------    ---------------

Net Income                                                          $        226,839    $        323,744    $       298,122
                                                                    ================    ================    ===============


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
---------------------------------------------------------------------------------------------------------------------------

                                                                                    Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                          1999                1998                1997
                                                                    ----------------    ----------------    ---------------
Cash flows from operating activities:
     Net income                                                     $        226,839    $        323,744    $       298,122
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Accounts receivable                                                    (131)                505               (409)
         Income taxes - net                                                   22,207               6,663             (3,205)
         Excess of equity in net income of subsidiaries
            over dividends received                                          (72,126)           (198,665)          (101,322)
         Accounts payable, accrued expenses and other                         (1,783)                530             (4,805)
                                                                    ----------------    ----------------    ---------------
     Total                                                                   175,004             132,778            188,380
                                                                    ----------------    ----------------    ---------------

Cash flows from investing activities:
     Sales of fixed maturity securities                                          ---                 ---              2,600
     Sales of other investments                                                    7                 ---                204
     Sales of fixed assets for company use                                        48                 113                107
     Purchases of other investments                                              ---                (527)               ---
     Purchases of fixed assets for company use                                  (451)                (29)               ---
     Investments in, and indebtedness of related parties - net                28,485              20,782           (124,897)
                                                                    ----------------    ----------------    ---------------
     Total                                                                    28,088              20,339           (121,985)
                                                                    ----------------    ----------------    ---------------

Cash flows from financing activities:
     Issuance of debentures and notes                                            ---                 ---            115,000
     Issuance of preferred and common stock                                    3,184              19,089              7,381
     Dividends on common shares                                              (62,667)            (52,859)           (44,939)
     Dividends on preferred shares                                              (135)               (210)            (1,773)
     Purchase of treasury stock                                             (188,169)           (151,127)           (62,138)
                                                                    ----------------    ----------------    ---------------
     Total                                                                  (247,787)           (185,107)            13,528
                                                                    ----------------    ----------------    ---------------

Increase (decrease) in cash and short-term investments                       (44,694)            (31,990)            79,923
Cash and short-term investments, beginning of year                            52,380              84,370              4,447
                                                                    ----------------    ----------------    ---------------
Cash and short-term investments, end of year                        $          7,686    $         52,380    $        84,370
                                                                    ================    ================    ===============

Supplemental Information:
     Noncash dividends received from subsidiaries                   $         20,500    $         30,043    $        27,505
                                                                    ================    ================    ===============

                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                    For the years ended December 31, 1999, 1998 and 1997
                                                     ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
         Column A                           Column B         Column C          Column D         Column E         Column F
----------------------------            ---------------- ----------------  ---------------- ---------------- ----------------
                                                          Future Policy
                                            Deferred        Benefits,                        Other Policy
                                             Policy          Losses,                          Claims and
                                          Acquisition      Claims and          Unearned        Benefits          Premium
         Segment                             Costs        Loss Expenses        Premiums         Payable          Revenue
----------------------------            ---------------- ----------------  ---------------- ---------------- ----------------
Year Ended December 31, 1999:
----------------------------
  Insurance Underwriting:
    General Insurance Group                      $51,370       $1,770,826          $280,308          $50,792         $853,498
    Mortgage Insurance Group                      60,755          184,027            36,310              ---          300,346
    Title Insurance Group                            ---          215,838               ---              327          359,314
    Life Insurance Group                          39,012           88,222               ---              905           54,069
    Reinsurance Losses Recoverable (a)               ---        1,302,127            48,122              ---              ---
                                        ---------------- ----------------  ---------------- ---------------- ----------------
      Total Insurance Underwriting               151,138        3,561,042           364,740           52,025        1,567,229
    Corporate                                        ---              ---               ---              ---              ---
                                        ---------------- ----------------  ---------------- ---------------- ----------------
      Consolidated                              $151,138       $3,561,042          $364,740          $52,025       $1,567,229
                                        ================ ================  ================ ================ ================

Year Ended December 31, 1998:
----------------------------
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
                                        ================ ================  ================ ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1999, $1.2 billion at December 31, 1998 and $1.3 billion at
     December 31, 1997. FAS No. 113 did not have any effect on the Company's results of operations.

                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                    For the years ended December 31, 1999, 1998 and 1997
                                                     ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
         Column A                           Column G         Column H         Column I          Column J         Column K
----------------------------            ---------------- ----------------  ---------------- ---------------- ----------------
                                                             Benefits,      Amortization
                                                              Claims,        of Deferred
                                              Net           Losses and         Policy             Other
                                           Investment       Settlement       Acquisition        Operating        Premiums
         Segment                             Income          Expenses           Costs            Expenses         Written
----------------------------            ---------------- ----------------  ---------------- ---------------- ----------------
Year Ended December 31, 1999:
----------------------------
  Insurance Underwriting:
    General Insurance Group                     $182,510         $707,869         $182,215           $93,406         $854,556
    Mortgage Insurance Group                      45,049           66,920           48,980            62,716          297,606
    Title Insurance Group                         22,388           27,937              ---           525,083          359,314
    Life Insurance Group                           8,655           30,346            8,917            19,724           58,331
    Reinsurance Losses Recoverable (a)               ---              ---              ---               ---              ---
                                        ---------------- ----------------  ---------------- ---------------- ----------------
      Total Insurance Underwriting               258,603          833,073          240,114           700,931        1,569,809
    Corporate                                      4,677              ---              ---            10,999              ---
                                        ---------------- ----------------  ---------------- ---------------- ----------------
      Consolidated                              $263,281         $833,073         $240,114          $711,931       $1,569,809
                                        ================ ================  ================ ================ ================

Year Ended December 31, 1998:
----------------------------
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
                                        ================ ================  ================ ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 1999, $1.2 billion at December 31, 1998 and $1.3 billion at
     December 31, 1997. FAS No. 113 did not have any effect on the Company's results of operations.

                                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                    SCHEDULE IV - REINSURANCE
                                       For the years ended December 31, 1999, 1998 and 1997
                                                         ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                 Column A                     Column B          Column C          Column D          Column E          Column F
---------------------------------------   ----------------  ----------------  ----------------  ----------------  ----------------

                                                                                                                     Percentage
                                                                 Ceded            Assumed                            of amount
                                               Gross            to other         from other           Net             assumed
                                               amount           companies        companies           amount            to net
                                          ----------------  ----------------  ----------------  ----------------  ----------------
Year Ended December 31, 1999:
----------------------------
   Life insurance in force                $     12,735,315  $      4,838,731  $            ---  $      7,896,584              ---%
                                          ================  ================  ================  ================  ================

   Premium Revenues:
     General Insurance Group              $      1,060,157  $        233,281  $         26,621  $        853,498              3.1%
     Mortgage Insurance Group                      317,812            18,017               551           300,346              0.2
     Title Insurance Group                         358,349               156             1,121           359,314              0.3
     Life Insurance Group:
        Life insurance                              37,873            15,697               780            22,956              3.4
        Accident and health insurance               44,316            13,131               (72)           31,113             (0.2)
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Total Life Insurance Group                     82,189            28,828               708            54,069              1.3
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Consolidating adjustments                         ---              (708)             (708)              ---              ---
                                          ----------------  ----------------  ----------------  ----------------  ----------------
   Consolidated                           $      1,818,509  $        279,574  $         28,293  $      1,567,229              1.8%
                                          ================  ================  ================  ================  ================


Year Ended December 31, 1998:
----------------------------
   Life insurance in force                $     11,422,322  $      4,681,737  $            ---  $      6,740,586              ---%
                                          ================  ================  ================  ================  ================

   Premium Revenues:
     General Insurance Group              $      1,078,197  $        203,933  $         28,334  $        902,599              3.1%
     Mortgage Insurance Group                      294,097             3,872               506           290,731              0.2
     Title Insurance Group                         314,847               242             1,249           315,854              0.4
     Life Insurance Group:
        Life insurance                              36,668            11,951               ---            24,717              ---
        Accident and health insurance               48,524            14,343               103            34,284              0.3
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Total Life Insurance Group                     85,192            26,294               103            59,001              0.2
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Consolidating adjustments                         ---              (103)             (103)              ---              ---
                                          ----------------  ----------------  ----------------  ----------------  ----------------
   Consolidated                           $      1,772,334  $        234,238  $         30,089  $      1,568,185              1.9%
                                          ================  ================  ================  ================  ================


Year Ended December 31, 1997:
----------------------------
   Life insurance in force                $      8,708,621  $      3,795,645  $            ---  $      4,912,976              ---%
                                          ================  ================  ================  ================  ================

   Premium Revenues:
     General Insurance Group              $      1,100,635  $        228,905  $         34,612  $        906,342              3.8%
     Mortgage Insurance Group                      271,993               997                 9           271,005              ---
     Title Insurance Group                         237,705               140             1,107           238,672              0.5
     Life Insurance Group:
        Life insurance                              31,707            14,514               ---            17,193              ---
        Accident and health insurance               49,596            18,444               308            31,460              1.0
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Total Life Insurance Group                     81,303            32,958               308            48,653              0.6
                                          ----------------  ----------------  ----------------  ----------------  ----------------
     Consolidating adjustments                         ---              (308)             (308)              ---              ---
                                          ----------------  ----------------  ----------------  ----------------  ----------------
   Consolidated                           $      1,691,638  $        262,694  $         35,730  $      1,464,674              2.4%
                                          ================  ================  ================  ================  ================

                                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                      For the years ended December 31, 1999, 1998 and 1997
                                                        ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------
             Column A                       Column B       Column C       Column D       Column E       Column F       Column G
-------------------------------------     -------------  -------------  -------------  -------------  -------------  -------------


                                                         Reserves for
                                            Deferred     Unpaid Claims    Discount,
                                             Policy        and Claim       If Any,                                        Net
                                           Acquisition     Adjustment    Deducted in      Unearned        Earned       Investment
     Affiliation With Registrant              Costs         Expenses       Column C       Premiums       Premiums        Income
-------------------------------------     -------------  -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1999:
----------------------------
(a) Consolidated property-casualty
    entities (b)                                $51,370     $1,770,826       $154,425       $280,308       $853,498       $182,510
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                          -------------  -------------  -------------  -------------  -------------  -------------
                                                $51,370     $1,770,826       $154,425       $280,308       $853,498       $182,510
                                          =============  =============  =============  =============  =============  =============

Year Ended December 31, 1998:
----------------------------
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
----------------------------
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

                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                    For the years ended December 31, 1999, 1998 and 1997
                                                      ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------
             Column A                               Column H              Column I       Column J       Column K
-------------------------------------     ----------------------------  -------------  -------------  -------------

                                                 Claims and Claim
                                                Adjustment Expenses      Amortization      Paid
                                                Incurred Related to      of Deferred      Claims
                                          ----------------------------     Policy        and Claim
                                             Current         Prior       Acquisition     Adjustment     Premiums
     Affiliation With Registrant               Year          Years          Costs         Expenses       Written
-------------------------------------     -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1999:
----------------------------
(a) Consolidated property-casualty
    entities (b)                               $771,117       ($66,384)      $182,215       $749,075       $854,556
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                          -------------  -------------  -------------  -------------  -------------
                                               $771,117       ($66,384)      $182,215       $749,075       $854,556
                                          =============  =============  =============  =============  =============

Year Ended December 31, 1998:
----------------------------
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
----------------------------
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

                                                    Exhibit 28 Consolidated Schedule P


Schedule P  -  Part 3  OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands) (a)

  Premiums
were earned                                                   Allocated              Unallocated             Loss & Loss
  & Losses          Premiums        Loss         Salvage     Loss Expense            Loss Expense              Expense
  incurred           Earned       Payments      Received      Payments      Ratio      Payments     Ratio     Payments      Ratio
-----------       ------------  ------------  ------------  -------------  -------  -------------  -------  -------------  -------
    Prior           $4,839,253    $2,841,149      $165,854       $350,859   12.35%       $111,164    3.91%     $3,303,172   68.26%
    1990               679,000       414,361        18,683         48,660   11.74%         17,420    4.20%        480,441   70.76%
    1991               740,239       403,366        17,447         44,934   11.14%         18,043    4.47%        466,343   63.00%
    1992               815,871       413,677        18,910         46,295   11.19%         20,943    5.06%        480,915   58.94%
    1993               875,847       459,829        19,469         59,642   12.97%         26,206    5.70%        545,677   62.30%
    1994               867,630       457,071        20,716         59,439   13.00%         28,804    6.30%        545,314   62.85%
    1995               850,211       418,456        23,647         53,646   12.82%         31,736    7.58%        503,838   59.26%
    1996               846,760       448,774        25,592         54,698   12.19%         37,030    8.25%        540,502   63.83%
    1997               879,848       476,098        29,852         47,835   10.05%         37,612    7.90%        561,545   63.82%
    1998               867,430       424,631        31,172         31,509    7.42%         39,398    9.28%        495,538   57.13%
    1999               815,115       257,837        21,042          6,692    2.60%         39,816   15.44%        304,345   37.34%
                  ------------  ------------  ------------  -------------  -------  -------------  -------  -------------  -------
   Totals          $13,077,204    $7,015,249      $392,384       $804,209   11.46%       $408,172    5.82%     $8,227,630   62.92%
                  ============  ============  ============  =============  =======  =============  =======  =============  =======

(a)  Prepared in accordance with the 1999 guidelines set by the NAIC.

                                                    Exhibit 28 Consolidated Schedule P


Schedule P  -  Part 3  OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands) (a)

  Premiums                                                     Total Loss
were earned                                        Unpaid        & Loss
  & Losses         # of Claims      Unpaid          Loss         Expense      1999
  incurred         Outstanding      Losses         Expense      Incurred      Ratio
-----------       -------------  -------------  ------------  -------------  -------
    Prior              XXX            $413,534       $39,467     $3,756,173   77.62%
    1990               XXX              46,553         3,771        530,765   78.17%
    1991               XXX              48,225         4,592        519,160   70.13%
    1992               XXX              50,830        10,466        542,211   66.46%
    1993               XXX              42,322         5,689        593,688   67.78%
    1994               XXX              42,997         8,040        596,351   68.73%
    1995               XXX              62,737        10,644        577,219   67.89%
    1996               XXX              83,113        14,950        638,565   75.41%
    1997               XXX             143,235        27,053        731,833   83.18%
    1998               XXX             218,363        44,636        758,537   87.45%
    1999               XXX             367,529        97,965        769,839   94.45%
                  -------------  -------------  ------------  -------------  -------
   Totals              XXX          $1,519,438      $267,273    $10,014,341   76.58%
                  =============  =============  ============  =============  =======

(a)  Prepared in accordance with the 1999 guidelines set by the NAIC.