Form 10-Q
period 2000-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-05-11
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                    ----------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                    Shares Outstanding
               Class                                  March 31, 2000
     ---------------------------                  ----------------------
     Common Stock / $1 par value                       118,534,183






                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2000

                                      INDEX
--------------------------------------------------------------------------------
                                                                       PAGE NO.
                                                                      ----------

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

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
             RESULTS  OF  OPERATIONS                                   10 - 12

PART II  OTHER INFORMATION                                             13 & 14

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                            CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                                           ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,       December 31,
                                                                                                       2000              1999
                                                                                                 ----------------  ----------------
                Assets

Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                      (fair value: $2,170.8 and $2,229.7)                                                $2,192.6          $2,248.8
                    Other long-term investments (at cost)                                                    52.9              41.7
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,245.5           2,290.5
                                                                                                 ----------------  ----------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $2,118.5 and $2,045.5)               2,085.1           2,012.3
                    Equity securities (at fair value) (cost: $177.1 and $141.9)                             187.0             160.1
                    Short-term investments (at fair value which approximates cost)                          244.3             276.5
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,516.4           2,449.0
                                                                                                 ----------------  ----------------
                Total investments                                                                         4,762.0           4,739.6
                                                                                                 ----------------  ----------------

Other Assets:   Cash                                                                                         26.7              17.5
                Accrued investment income                                                                    69.3              71.3
                Accounts and notes receivable                                                               263.9             281.0
                Federal income tax recoverable: Current                                                        --               1.4
                Reinsurance balances and funds held                                                          66.6              74.8
                Reinsurance recoverable: Paid losses                                                         30.7              24.6
                                         Policy and claim reserves                                        1,336.9           1,350.2
                Deferred policy acquisition costs                                                           146.8             151.1
                Sundry assets                                                                               230.2             226.4
                                                                                                 ----------------  ----------------
                                                                                                          2,171.4           2,198.8
                                                                                                 ----------------  ----------------
                      Total Assets                                                                       $6,933.5          $6,938.4
                                                                                                 ================  ================

-----------------------------------------------------------------------------------------------------------------------------------
                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                     $120.3            $127.2
                Losses, claims and settlement expenses                                                    3,400.2           3,433.7
                Unearned premiums                                                                           361.0             364.7
                Other policyholders' benefits and funds                                                      50.1              52.0
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                               3,931.8           3,977.8
                Commissions, expenses, fees and taxes                                                       132.7             147.3
                Reinsurance balances and funds                                                              122.1             120.0
                Federal income tax payable: Current                                                           2.2                --
                                            Deferred                                                        217.8             203.0
                Debt                                                                                        254.5             208.3
                Sundry liabilities                                                                           81.4              82.6
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                   4,742.8           4,739.2
                                                                                                 ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                   0.7               0.7
                                                                                                 ----------------  ----------------

Common          Common stock                                                                                120.4             156.6
Shareholders'   Additional paid-in capital                                                                  191.9             627.8
Equity:         Unallocated shares - ESSOP                                                                   (2.5)             (2.5)
                Retained earnings                                                                         1,913.7           1,873.9
                Accumulated other comprehensive loss                                                        (23.6)            (17.6)
                Treasury stock (at cost)                                                                    (10.0)           (439.8)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                   2,189.9           2,198.4
                                                                                                 ----------------  ----------------
                       Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                 $6,933.5          $6,938.4
                                                                                                 ================  ================

See accompanying notes.

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                        CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                                              ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       2000              1999
                                                                                                 ----------------  ----------------
Revenues:          Net premiums earned                                                                     $380.2            $396.1
                   Title, escrow and other fees                                                              39.0              57.3
                   Net investment income                                                                     67.8              65.4
                   Realized investment gains                                                                  0.9              14.7
                   Other income                                                                               5.1               7.6
                                                                                                 ----------------  ----------------
                      Net revenues                                                                          493.2             541.2
                                                                                                 ----------------  ----------------

Expenses:          Benefits, claims and settlement expenses                                                 198.5             200.9
                   Underwriting, acquisition and
                      insurance expenses                                                                    211.9             231.5
                   Interest and other expenses                                                                5.0               3.3
                                                                                                 ----------------  ----------------
                      Total expenses                                                                        415.4             435.8
                                                                                                 ----------------  ----------------
                   Income before income taxes and items below                                                77.7             105.4
                                                                                                 ----------------  ----------------

Income Taxes:      Currently payable                                                                          5.6              14.0
                   Deferred                                                                                  17.4              18.5
                                                                                                 ----------------  ----------------
                      Total income taxes                                                                     23.0              32.6
                                                                                                 ----------------  ----------------
                                                                                                             54.6              72.7
                   Other items - net                                                                          0.6               1.0
                                                                                                 ----------------  ----------------
Net Income:                                                                                                 $55.3             $73.8
                                                                                                 ================  ================




Net Income
Per Share:         Basic                                                                                    $0.46             $0.56
                                                                                                 ================  ================

                   Diluted                                                                                  $0.46             $0.55
                                                                                                 ================  ================


Dividends Per
Common Share:      Cash dividends                                                                          $0.130            $0.100
                                                                                                 ================  ================

                   Stock dividends                                                                            --%               --%
                                                                                                 ================  ================


                   Average  number  of  common  and  common
                    equivalent  shares  outstanding:
                              Basic                                                                   120,878,838       132,581,583
                                                                                                 ================  ================

                              Diluted                                                                 121,196,969       133,786,003
                                                                                                 ================  ================

See accompanying notes.

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                            ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       2000              1999
                                                                                                 ----------------  ----------------
Net income as reported                                                                                      $55.3             $73.8
                                                                                                 ----------------  ----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                                                  (0.3)              0.3
                                                                                                 ----------------  ----------------
    Unrealized losses on securities:
        Unrealized losses arising during period                                                              (7.6)            (35.0)
        Less: elimination of pre-tax realized gains
            included in income as reported                                                                    0.9              14.7
                                                                                                 ----------------  ----------------
        Pre-tax unrealized losses on securities
            carried at market value                                                                          (8.5)            (49.7)
        Deferred income tax credits                                                                          (2.9)            (17.4)
                                                                                                 ----------------  ----------------
        Net unrealized losses on securities                                                                  (5.5)            (32.3)
                                                                                                 ----------------  ----------------
    Net adjustments                                                                                          (5.9)            (31.9)
                                                                                                 ----------------  ----------------

Comprehensive income                                                                                        $49.4             $41.8
                                                                                                 ================  ================

See accompanying notes.

                                               OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                       2000              1999
                                                                                                 ----------------  ----------------
Cash flows from operating activities:
   Net income                                                                                               $55.3             $73.8
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                       4.5              (1.9)
      Premiums and other receivables                                                                         14.3              (9.7)
      Unpaid claims and related items                                                                       (23.0)            (14.9)
      Future policy benefits and policyholders' funds                                                        (8.6)            (10.1)
      Income taxes                                                                                           21.6              19.8
      Reinsurance balances and funds                                                                          4.0              14.9
      Accounts payable, accrued expenses and other                                                           (7.4)            (15.4)
                                                                                                 ----------------  ----------------
   Total                                                                                                     60.7              56.2
                                                                                                 ----------------  ----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                          58.1              31.4
      Available for sale:
         Maturities and early calls                                                                          25.9              24.5
         Other                                                                                               30.8              36.9
   Sales of equity securities                                                                                 5.9              11.2
   Sales of other investments                                                                                 0.9               0.2
   Sales of fixed assets for company use                                                                      0.1               0.2
   Purchases of fixed maturity securities:
      Held to maturity                                                                                       (2.2)            (49.0)
      Available for sale                                                                                   (130.2)           (121.4)
   Purchases of equity securities                                                                           (41.1)            (12.0)
   Purchases of other investments                                                                           (12.1)             (8.6)
   Purchases of fixed assets for company use                                                                 (2.9)             (4.1)
   Proceeds from sale of subsidiary                                                                           ---              25.3
   Cash and short-term investments of subsidiary sold                                                         ---             (31.4)
   Other-net                                                                                                 (5.5)             (8.9)
                                                                                                 ----------------  ----------------
   Total                                                                                                    (72.4)           (105.6)
                                                                                                 ----------------  ----------------

Cash flows from financing activities:
   Increase in term loans                                                                                    47.0              10.0
   Issuance of preferred and common stocks                                                                    1.4               1.1
   Repayments of term loans                                                                                   ---             (10.0)
   Redemption of debentures and notes                                                                        (0.5)             (0.6)
   Dividends on common shares                                                                               (15.5)            (13.1)
   Dividends on preferred shares                                                                              ---               ---
   Purchase of treasury stock                                                                               (43.8)            (33.8)
   Other-net                                                                                                  ---               1.4
                                                                                                 ----------------  ----------------
   Total                                                                                                    (11.4)            (45.1)
                                                                                                 ----------------  ----------------

Increase (decrease) in cash and short-term investments                                                      (23.0)            (94.5)
   Cash and short-term investments, beginning of period                                                     294.1             400.5
                                                                                                 ----------------  ----------------
   Cash and short-term investments, end of period                                                          $271.1            $306.0
                                                                                                 ================  ================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                 $1.7              $0.3
                                                                                                 ================   ===============
                                    Income taxes                                                             $1.9             $11.9
                                                                                                 ================   ===============

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

                                                           Quarters Ended
                                                              March 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

    Numerator:
     Income before extraordinary item............    $      55.3    $      73.8
     Less Preferred stock dividends..............             --             --
                                                     -----------    -----------

     Numerator for basic earnings per share -
      income available to common stockholders....           55.3           73.7

     Effect of dilutive securities:
     Convertible preferred stock dividends.......            --             --
                                                     -----------    -----------

    Numerator for diluted earnings per share -
     income available to common stockholders
     after assumed conversions...................    $      55.3    $      73.8
                                                     ===========    ===========

    Denominator:
     Denominator for basic earnings per share -
      weighted-average shares....................    120,878,838    132,581,583

    Effect of dilutive securities:
     Stock options...............................        181,595      1,000,773
     Convertible preferred stock.................        136,536        203,647
                                                     -----------    -----------
     Dilutive potential common shares............        318,131      1,204,420
                                                     -----------    -----------

    Denominator for diluted earnings per share -
     adjusted weighted-average shares and
     assumed conversions.........................    121,196,969    133,786,003
                                                     ===========    ===========

    Basic earnings per share.....................    $       .46    $       .56
                                                     ===========    ===========
    Diluted earnings per share...................    $       .46    $       .55
                                                     ===========    ===========


3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized losses on fixed maturity securities available for sale and equity securities debited to a separate account in common shareholders' equity amounted to $15.2 at March 31, 2000. Unrealized depreciation of investments, before applicable deferred income tax credits of $8.0, at March 31, 2000 included gross unrealized gains and (losses) of $45.8 and $(69.1), respectively.

     For the quarters ended March 31, 2000 and 1999, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $5.5 and $32.3, respectively.

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

                                Segment Reporting
--------------------------------------------------------------------------------

                                                      Quarters Ended March 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

General Insurance Group:
     Net premiums earned...........................  $     210.7    $     214.0
     Net investment income and other income(a).....         49.0           50.1
                                                     -----------    -----------
        Total......................................  $     259.8    $     264.1
                                                     ===========    ===========
     Income before taxes...........................  $      21.8    $      35.3
                                                     ===========    ===========
     Income tax expense............................  $       4.4    $       8.7
                                                     ===========    ===========


Mortgage Guaranty Group:
     Net premiums earned...........................  $      81.2    $      75.7
     Net investment income and other income(a).....         14.4           14.1
                                                     -----------    -----------
        Total......................................  $      95.7    $      89.9
                                                     ===========    ===========
     Income before taxes...........................  $      52.7    $      39.7
                                                     ===========    ===========
     Income tax expense............................  $      17.6    $      13.1
                                                     ===========    ===========


Title Insurance Group:
     Net premiums earned...........................  $      72.4    $      89.1
     Title, escrow and other fees  ................         39.0           57.3
                                                     -----------    -----------
        Sub-total..................................        111.4          146.4
     Net investment income and other income(a).....          6.1            5.4
                                                     -----------    -----------
        Total......................................  $     117.5    $     151.9
                                                     ===========    ===========
     Income before taxes...........................  $       3.2    $      16.8
                                                     ===========    ===========
     Income tax expense............................  $        .9    $       5.7
                                                     ===========    ===========


Life Insurance Group (c):
     Net premiums earned...........................  $      15.8    $      17.2
     Net investment income and other income(a).....          2.1            2.1
                                                     -----------    -----------
        Total......................................  $      18.0    $      19.4
                                                     ===========    ===========
     Income before taxes...........................  $        .9    $        .4
                                                     ===========    ===========
     Income tax expense............................  $        .3    $        .1
                                                     ===========    ===========

                   Reconciliations of Segments to Consolidated
--------------------------------------------------------------------------------

                                                      Quarters Ended March 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

Revenues:
     Total revenues for reportable segments........  $     491.1    $     525.4
     Net realized investment gains.................           .9           14.7
     Other revenues................................          4.7            2.3
     Elimination of intersegment revenues(b).......         (3.5)          (1.2)
                                                     -----------    -----------
        Total consolidated revenues................  $     493.2    $     541.2
                                                     ===========    ===========

Income before taxes:
     Total income before taxes of
       reportable segments.........................  $      78.7    $      92.4
     Net realized investment gains.................           .9           14.7
     Other sources - net...........................         (1.8)          (1.6)
     Elimination of intersegment profits(b)........          --             (.1)
                                                     -----------    -----------
     Income before income taxes and
        extraordinary items........................  $      77.7    $     105.4
                                                     ===========    ===========

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c)In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                               FINANCIAL POSITION

Old Republic's financial position at March 31, 2000 reflected slight decreases in assets and common shareholders' equity and a slight increase in liabilities when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of March 31, 2000 and December 31, 1999 respectively. Consolidated operating cash flow was positive at $60.7 million in the latest quarter, compared to $56.2 million in the same period of 1999.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2000 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including operating cash needs and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 2000, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first quarter of 2000, Old Republic's investment in equity securities increased by 16.8% vis-a-vis the related invested balance at year-end 1999 due to securities acquired but offset in part by unrealized losses during the period. At March 31, 2000, the Company had no fixed maturity securities in default as to principal and/or interest.

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

Old Republic's capitalization of $2.44 billion at March 31, 2000 consisted of debt of $254.5 million, convertible preferred stock of $.7 million, and common shareholders' equity of $2.18 billion. The decrease in the common shareholders' equity account during the quarter ended March 31, 2000 reflects primarily the retention of earnings in excess of dividend requirements, a moderate decrease in the value of bonds and stocks carried at market values and the reacquisition of $43.8 million of common shares to complete a stock repurchase program of $200 million announced in March 1999. In March 2000, the Company cancelled 36.4 million common shares previously reported as treasury stock; this had no effect on total shareholders' equity or financial condition of the Company.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first quarter of 2000 amounted to $419.3 million versus $453.4 million in the year ago period. For the first three months of 2000, the Company's General Insurance Group reported earned premium volume of $210.7 million, down 1.5% from $214.0 million a year ago. The slight drop in premium reflects the Company's firmer underwriting stance in a marketplace that remains quite competitive. Premiums for the Mortgage Guaranty Group increased by 7.3% to $81.2 million from $75.7 million in the year-ago quarter. Title Group premium and fee revenues decreased 23.9% to $111.4 million in the first quarter of 2000 when compared to the same quarter of 1999 due in large measure to much lower mortgage refinance activity. Life Group premium volume decreased to $15.8 million, an 8.2% decline when compared to the same quarter of 1999.

Consolidated net investment income of $67.8 million in the first quarter of 2000 was up moderately when compared to the preceding year due to a somewhat higher invested asset base and a slight uptrend in yields obtained on invested and reinvested assets. The average annualized yield on investments was approximately 5.7% and 5.5% at the end of March 31, 2000 and 1999, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, and the commitment of a larger percentage of investable funds to tax-exempt fixed maturity securities that typically bear lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $0.9 million in the first quarter of 2000 were mostly due to the sale of equity securities. Dispositions of securities are primarily the result of scheduled maturities of bonds and notes as well as sales of equity securities. For the first quarter of 2000, 73.2% of total dispositions represented maturities and early calls of existing holdings; for the year ago period in 1999, these transactions amounted to 60.3% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 47% and 44% in the first quarters of 2000 and 1999, respectively. Consolidated claims experience for property and liability coverages was affected mostly by greater loss costs in transportation insurance lines when compared to the same quarter of 1999. Mortgage Guaranty claim costs were lower during the first quarter of 2000 vis-a-vis the same period in 1999 due mostly to stable economic and employment conditions which usually lead to reduced mortgage defaults. Title claims costs were lower in 2000 as a result of declining claims emergence trends, while Life Group claim costs were basically flat in the latest quarter.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 51% in the first quarters of 2000 and 1999. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio increased slightly due to a greater increase in operating expenses than premium revenues. The Mortgage Guaranty segment's expense ratio declined moderately. The insurance expense ratio for the title segment was higher in the first quarter of 2000 compared to the same period in 1999 due in part to a decrease in premium and fees volume without a proportional reduction in expenses. Consolidated interest and other charges increased $1.7 million in the current quarter versus the same period a year ago due primarily to interest costs on an increased debt level.

Pre-Tax and Net Income:
Consolidated income before taxes decreased by 26.2% in the first quarter of 2000 when compared to the same period one year ago. The Corporation's Mortgage Guaranty and Life insurance segments reflected higher pre-tax operating earnings, while General and Title insurance operations posted reductions in pre-tax operating earnings in this year's first quarter. Realized gains on sales of securities were significantly lower in the most recent quarterly period.

The effective consolidated income tax rate was 29.7% and 31.0% in the first quarters of 2000 and 1999, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax- exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.


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





                                        Old Republic International Corporation
                                       ----------------------------------------
                                                     (Registrant)





Date:      May 11, 2000
     ------------------------






                                                   /s/ Paul D. Adams
                                       ----------------------------------------
                                                      P. D. Adams
                                                Senior Vice President &
                                                Chief Financial Officer