Form 10-K/A
period 1999-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-06-02
CIK 74260

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


                                 AMENDMENT NO. 3
                                              ---


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements,  exhibits or other  portions  of its ANNUAL  REPORT FOR 1999 on Form

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




Date: April 28, 2000                   By:         /s/ Paul D. Adams
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



                                 Total Pages: 13

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



                   For The Fiscal Year Ended December 31, 1999


                                 ---------------


                         BITUMINOUS 401(k) SAVINGS PLAN
                     (Formerly Known as BITCO Savings Plan)

                                 ---------------




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                             307 NORTH MICHIGAN AVE
                             CHICAGO, ILLINOIS 60601

                         BITUMINOUS 401(k) SAVINGS PLAN
                          Index to Financial Statements



                                                                       Page No.

  Report of Independent Accountants                                       1

  Financial Statements:
    Statements of Net Assets Available for Benefits at
     December 31, 1999 and 1998                                           2

  Statements of Changes in Net Assets Available for Benefits
     for the years ended December 31, 1999 and 1998                       3

  Notes to Financial Statements                                         4 to 8

  Supplemental Schedule

    Item 27A -     Schedule of Assets Held for Investment Purposes

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




  Dated:  April 28, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



Bituminous 401(k) Savings Plan
Bituminous Casualty Corporation:

In our opinion, the accompanying statements of net assets available for benefits present fairly, in all material respects, the financial position of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the
Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at December 31, 1999 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                           /s/ PricewaterhouseCoopers LLP


April 28, 2000


                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 1999 and 1998


                                                                                          1999              1998
                                                                                          ----              ----
ASSETS
Investments, at fair value:
         Old Republic International Corporation (ORI) common stock                     $3,283,234        $5,725,792
         Pooled separate accounts                                                       5,545,016         4,921,767
         Participant loans                                                                333,211           264,219
Investment, at contract value:
         CGLIC general accounts                                                         3,135,582         3,456,082
                                                                                      -----------       -----------
                                                                                       12,297,043        14,367,860

Cash                                                                                       10,937            32,937
Contributions receivable                                                                        0               615
                                                                                      -----------       -----------
Net assets available for benefits                                                     $12,307,980       $14,401,412
                                                                                      ===========       ===========



The accompanying notes are an integral part of the financial statements.


                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 1999 and 1998


                                                                                          1999              1998
                                                                                          ----              ----
Additions:

Contributions:
         Employer                                                                        $180,092          $197,641
         Employee                                                                         860,705           949,646
         Rollover                                                                         219,297           119,824
                                                                                      -----------       -----------
           Total contributions                                                          1,260,094         1,267,111
                                                                                      -----------       -----------

Investment income:
         Dividends from ORI common stock                                                  116,710            98,701
         Net investment gain from pooled separate accounts                                387,112           856,255
         Interest from CGLIC general accounts                                             159,718           180,546
         Net depreciation of investments                                               (2,145,094)         (599,158)
         Interest from participant loans                                                   26,517            22,863
                                                                                      -----------       -----------
           Total investment income                                                     (1,455,037)          559,207
                                                                                      -----------       -----------
           Total additions (deductions)                                                  (194,943)        1,826,318
                                                                                      -----------       -----------

Deductions:
         Benefits paid to participants                                                  1,878,156         1,074,620
         Administrative expenses                                                           11,348             9,791
         Participant loans                                                                  8,985                 0
                                                                                      -----------       -----------
           Total deductions                                                             1,898,489         1,084,411
                                                                                      -----------       -----------

           Net increase (decrease)                                                     (2,093,432)          741,907

Net assets available for benefits:
         Beginning of year                                                             14,401,412        13,659,505
                                                                                      -----------       -----------
         End of year                                                                  $12,307,980       $14,401,412
                                                                                      ===========       ===========



The accompanying notes are an integral part of the financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan
         -------------------
         The following description of the Bituminous 401(k) Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

         A.   General
         ------------
         The Plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company"), who prior to October 1, 1997, had completed one year of service, attained age twenty-one and had completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Subsequent to October 1, 1997, employees are eligible to participate in the plan on the last to occur: (A) date of hire or (B) the start of the payroll period in which the employee attains age twenty-one. Participation in the Plan is optional. If an employee does not elect to join the plan on the first date he is eligible to do so, he may join the plan at the start of any subsequent payroll period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time.

         B.   Contributions
         ------------------
         Participants may contribute up to 9 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Participants may elect to have their voluntary contributions invested in any one or more of the six separate investment funds (CIGNA Charter Guaranteed Long-Term Account, CIGNA Separate Account - Fidelity Balanced Fund, CIGNA Separate Account - Fidelity Growth Opportunities Fund, CIGNA Charter Guaranteed Government Securities Account, CIGNA Charter Stock Large Company Index Account and ORI Stock Account). The Company's matching contributions are invested in the ORI Stock Account.

         C.   Participant Accounts
         -------------------------
         Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. Interest will be credited to the Guaranteed Long-Term Account and Guaranteed Government Securities Account (the "General Accounts") daily. Interest will be credited to each dollar in the General Accounts from the valuation date on which it is allocated to the General
         Accounts until the valuation date as of which it is transferred, distributed or disbursed from the General Accounts. The Fidelity Balanced Fund, Fidelity Growth Opportunities Fund and Stock Large Company Index Account (the "Separate Accounts") are each divided into units of participation. When an amount is allocated or transferred to the Separate Accounts, the number of units is increased and when an amount is withdrawn from the Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Separate Accounts by the then current Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan (continued)
         ------------------------------

         C.   Participant Accounts (continued)
         ------------------------------------
         be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of participants in proportion to the Old Republic International Corporation stock previously credited to their accounts.

         D.   Vesting
         ------------
         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table:

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

         E.   Payment of Benefits
         ------------------------
         On termination of service, retirement, or death, distribution of the net balance in the participant's accounts will be made for the benefit of the participant or his beneficiary, by one or more of the following methods:

             * By payment in a single sum.
             * By purchase of a retirement annuity from an insurance company.

         Net assets at December 31, 1999 and 1998, include funds totaling $1,520,548 and $2,192,772, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the plan upon retirement or termination.

         F.  Participant Loans
         ---------------------
         Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in 'The Wall Street Journal' on the first business day of the month in which the loan is made plus

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan (continued)
         ------------------------------

         F.   Participant Loans (continued)
         ---------------------------------
         one percentage point. Interest rates range from 8.75 percent to 9.50 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.

         G.   Administrative Expenses
         ----------------------------
         It is the policy of Bituminous Casualty Corporation (a wholly-owned subsidiary of Bitco Corporation) to provide administrative support for the Plan and to pay for certain administrative and trustee fees.


2.       Summary of Significant Accounting Policies
         ------------------------------------------

         A.   Basis of Accounting
         ------------------------
         The accompanying financial statements have been prepared on the accrual basis. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

         Net Assets reported in the Form 5500 do not agree to the Statement of Net Assets Available for Benefits as of December 31, 1998 due to benefits payable to participants which are reflected only in the Form 5500. This payable of $524,406 represents 4th quarter withdrawals not paid out until the next year. Similarly, benefits paid as reported in the Form 5500 differs from the Statement of Changes in Net Assets Available for Benefits by $482,496 in 1998.


         Certain 1998 amounts have been reclassified to conform with the current year presentation.

         B.   Use of Estimates
         ---------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

         C.   Risks and Uncertainties
         ----------------------------
         The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


2.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         D.  Investments
         ---------------
         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

         The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Separate Accounts are included in the financial statements at fair value at December 31, 1999 and 1998 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.


3.       Assets Greater Than 5% of Plan Assets
         -------------------------------------
         Investments that represent 5% or more of the plan assets are as follows:

                                                           December 31,
                                                      1999              1998
                                                      ----              ----
          Guaranteed Long-Term Account             $2,970,729        $3,307,675
          Fidelity Advisor Balanced Fund            1,639,248         1,617,677
          Fidelity Advisor Growth
             Opportunities Fund                     2,263,005         2,121,787
          Stock Large Company Index Fund            1,642,763         1,182,303
          ORI Stock Account                         3,283,234*        5,725,792*

          * Nonparticipant-directed


4.       Nonparticipant-Directed Investments
         -----------------------------------
         Information about the net assets and the significant  components of the
         changes  in  net  assets   relating   to  the   nonparticipant-directed
         investments is as follows:

                                                           December 31,
                                                      1999              1998
                                                      ----              ----
          Net Assets:
            ORI Stock Account                      $1,860,317        $3,166,840

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


4.       Nonparticipant-Directed Investments (continued)
         ----------------------------------------------

                                                               Year Ended
                                                            December 31, 1999
                                                            -----------------
          Changes in Net Assets:
             Contributions                                        $177,748
             Dividends                                              65,325
             Net depreciation                                   (1,198,133)
             Benefits paid to participants                        (349,772)
             Administrative expenses                                (1,691)
                                                               -----------
                                                                (1,306,523)
                                                               ===========


5.       Tax Status
         ----------
         The Internal Revenue Service has issued a determination letter, received on October 23, 1994, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). An additional favorable determination letter dated October 26, 1994, was received on the endorsements to the Plan transferring Great West Casualty Company Participants from the Plan. The Plan has been amended since receiving the determination letters. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.


6.       Plan Termination
         ----------------
         Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and are entitled to a distribution of their account balances.


7.       Related-Party Transactions
         --------------------------
         The ORI stock account is invested in common or preferred stock of Old Republic International Corporation, the ultimate parent of the company.


                        BITUMINOUS 401(k) SAVINGS PLAN

                              SUPPLEMENTAL SCHEDULE



           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                             As of December 31, 1999






                                                                                                        Contract/
                                            Description of Investment                                    Current
Identity of Issue                            including interest rate                   Cost               Value
-----------------                          ---------------------------                 ----             ---------
CIGNA Charter                              Long-term investment fund                                   $2,970,729
Guaranteed Long-Term Account

CIGNA Separate Account                     Pooled separate account                                      1,639,248
Fidelity Advisor Balanced Fund

CIGNA Separate Account                     Pooled separate account                                      2,263,005
Fidelity Advisor Growth
Opportunities Fund

CIGNA Charter                              Short-term investment fund                                     164,853
Guaranteed Government Securities
Account

CIGNA Charter                              Pooled separate account                                      1,642,763
Stock Large Company
Index Account

ORI Stock Account                          Common stock                               3,167,430         3,283,234


                                           Participant loans, interest                                    333,211
                                           Rates 8.75% to 9.50%