Form 10-K/A
period 1999-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-06-05
CIK 74260

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

                                  -------------

                           GREAT WEST CASUALTY COMPANY
                               PROFIT SHARING PLAN

                                  -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                            307 NORTH MICHIGAN AVENUE
                             CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES
                 for the years ended December 31, 1999 and 1998

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements
--------------------------------------------------------------------------------


                                                                       Page No.

Report of Independent Accountants                                         1

Financial Statements:
   Statements of Net Assets Available for Benefits at
      December 31, 1999 and 1998                                          2

   Statements of Changes in Net Assets Available for Benefits
      for the years ended December 31, 1999 and 1998                      3

Notes to Financial Statements                                           4 - 7

Supplemental Schedule:
      Item 27a:  Schedule of Assets Held for Investment Purposes       Exhibit I

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Administrative Committee of
Great West Casualty Company Profit Sharing Plan:

In our opinion, the accompanying statements of net assets available for benefits present fairly, in all material respects, the financial position of the Great West Casualty Company Profit Sharing Plan (the "Plan") at December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



                                           /s/ PricewaterhouseCoopers LLP


April 28, 2000


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                       AS OF DECEMBER 31, 1999 AND 1998                       2
-------------------------------------------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                   --------------------------------
                                                                                        1999             1998
                                                                                   ---------------  ---------------
ASSETS:

Investments, at fair value:
    Old Republic International Corporation (ORI) common stock                          $1,880,872       $2,642,654
    Pooled separate accounts                                                           20,505,505       14,599,261
    Participant loans                                                                     808,790          359,353
Investment, at contract value:
    CGLIC general accounts                                                             15,180,243       15,980,170
                                                                                   ---------------  ---------------

Net assets available for benefits                                                     $38,375,410      $33,581,438
                                                                                   ===============  ===============



The accompanying notes are an integral part of the financial statements.


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998                 3
-------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                                   --------------------------------
                                                                                        1999             1998
                                                                                   ---------------  ---------------

Additions:

Contributions:
  Employer                                                                             $2,308,583       $2,423,095
  Employee                                                                              1,086,365        1,261,761
                                                                                   ---------------  ---------------
    Total contributions                                                                 3,394,948        3,684,856
                                                                                   ---------------  ---------------

Investment Income:
  Interest from CGLIC general accounts                                                    786,166          778,596
  Dividends from ORI common stock                                                          61,041           41,193
  Net depreciation of ORI common stock                                                 (1,126,754)        (224,180)
  Net investment gain from pooled separate accounts                                     3,252,398        2,532,756
  Interest from participant loans                                                          53,441           25,666
                                                                                   ---------------  ---------------
    Total investment income                                                             3,026,292        3,154,031
                                                                                   ---------------  ---------------
    Total additions                                                                     6,421,240        6,838,887
                                                                                   ---------------  ---------------

Deductions:
  Benefits paid to participants                                                         1,618,934        2,182,666
  Administrative expenses                                                                   6,721            4,357
  Participant loans                                                                         1,613           11,426
                                                                                   ---------------  ---------------
    Total deductions                                                                    1,627,268        2,198,449
                                                                                   ---------------  ---------------

    Net increase                                                                        4,793,972        4,640,438

Net assets available for benefits:
  Beginning of year                                                                    33,581,438       28,941,000
                                                                                   ---------------  ---------------
  End of year                                                                         $38,375,410      $33,581,438
                                                                                   ===============  ===============


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

(a) General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the Company), covering all eligible employees of the Company as well as its affiliates. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time.

(b) Contributions and Participants Accounts

Participants may contribute 1/2% to 15% of their annual wages to the Plan. In 1999 and 1998, the Company made matching contributions to the Plan equal to 25% of the first 6% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of the eleven separate investment funds (CIGNA Guaranteed Long-Term Account, CIGNA Separate Account - Large Company Stock Index Account, CIGNA Separate Account - Fidelity Advisor Balanced Account, CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account, Old Republic International Corporation (ORI) Stock Account, CIGNA Separate Account - Balance Fund I Account, CIGNA Separate Account
- PBHG Growth Account, CIGNA Separate Account - Janus Worldwide Account, CIGNA Separate Account - Corporate Bond Fund Account, CIGNA Separate Account - Small Company Stock Value I Fund Account, and CIGNA Separate Account - Janus Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

The Company discontinued using two separate fund options (CIGNA Guaranteed Short-Term Account and the CIGNA Separate Account - Neuberger & Berman Guardian Trust) during 1999.

Each participant's account is credited with the participant's contribution, and an allocation of (a) the Company's contributions as described above, and (b) Plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

(c) Eligibility and Vesting

Under the terms of the Plan, an employee shall become eligible for inclusion in the Plan 30 days following the first day he/she completes an hour of service and upon reaching age 21. An employee shall become eligible for employer discretionary contributions upon reaching age 21 and after completion of 1,000 hours of service during the twelve month period beginning with date of hire. Minimum age for vesting service is 18 years.

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                                                               5
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(d) Payment of Benefits

On termination of service, retirement, or death a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 1999 and 1998, include funds totaling $2,043,751 and $397,513, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e) Forfeitures

All forfeitures are segregated until the employee has attained a five year break in service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $957,397 and $586,602 at December 31, 1999 and 1998, respectively, related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have two outstanding loans at any time which must be for at least $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; or (b) 50% of the participant's vested interest. Interest rates range from 7% to 10%. Principal and interest is repaid ratably through bi-weekly payroll deductions.

(g) Administrative Expenses

The Company provides administrative support for the Plan and pays for certain administrative and trustee fees.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis.

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosure of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

(c) Risks and Uncertainties

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

(c) Risks and Uncertainties (continued)

term would materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

(d) Investments

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

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of the plan assets are as follows:

                                                                                  December 31,
                                                                             1999             1998
                                                                             ----             ----
CIGNA Guaranteed Long-Term Account                                       $15,180,243      $15,741,877
CIGNA Stock Market Index Account                                           5,075,750        3,878,863
CIGNA Separate Account - Fidelity Advisor Balanced Account                 2,387,803        2,162,081
CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account     6,426,043        5,117,330
CIGNA Separate Account - Janus Worldwide Account                           4,109,313        1,690,822


NOTE 4 - TAX STATUS

The Internal Revenue Service has issued a determination letter, received on March 20, 1995, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letters. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.


NOTE 5 -  PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and are entitled to a distribution of their account balances.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                                                               7
--------------------------------------------------------------------------------

NOTE 6 -  RELATED PARTY TRANSACTIONS

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

                                      By,      /s/ Michael P. Krehbiel
                                          --------------------------------------
                                            Michael P. Krehbiel, Plan Committee

                                      By,      /s/ R. Scott Rager
                                          --------------------------------------
                                            R. Scott Rager, Plan Committee

                                      By,      /s/ Gaylen L. TenHulzen
                                          --------------------------------------
                                            Gaylen L. TenHulzen, Plan Committee

                                      By,      /s/ Scott A. Wilson
                                          --------------------------------------
                                            Scott A. Wilson, Plan Committee


Dated: April 28, 2000


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                              SUPPLEMENTAL SCHEDULE
                             as of December 31, 1999
                                                                       Exhibit I
--------------------------------------------------------------------------------------------------------------------------


            ITEM 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
            ---------------------------------------------------------

                                                                                                                Contract/
                                                                                                                 Current
Description                                                                                                       Value
-----------                                                                                                    -----------
CIGNA Guaranteed Long-Term Account                                            Long-term investment fund        $15,180,243
CIGNA Stock Market Index Account                                              Short-term investment fund         5,075,750
CIGNA Separate Account - Fidelity Advisor Balanced Account                    Pooled separate account            2,387,803
CIGNA Separate Account - Fidelity Advisor Growth Opportunity Account          Pooled separate account            6,426,043
ORI Stock Account                                                             Common Stock                       1,880,872
CIGNA Separate Account - INVESCO Total Return Account                         Pooled separate account              610,238
CIGNA Separate Account - PBHG Growth Account                                  Pooled separate account               31,464
CIGNA Separate Account - Janus Worldwide Account                              Pooled separate account            4,109,313
CIGNA Separate Account - Corporate Bond Fund                                  Pooled separate account              121,176
CIGNA Separate Account - Small Value I Berger                                 Pooled separate account            1,543,634
CIGNA Separate Account - Janus Account                                        Pooled separate account              200,084
Participants Loans                                                            Participant loans, interest rates    808,790
                                                                              range from 7.00% to 10.00%