Form 10-K/A
period 1999-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-06-29
CIK 74260

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




Date: June 21, 2000                       By:        /s/  Paul D. Adams
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

                                  -------------

                                  ANNUAL REPORT


                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934


                   For The Fiscal Year Ended December 31, 1999

                                  -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


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



                           THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                           (Registrant)


                           By:      /s/ A. C. Zucaro
                              ----------------------------------------
                              A. C. Zucaro, Memober of the
                              Administration Committee




Date: June 21, 2000

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


       REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                              -------------------



                                                                         Pages
                                                                         -----


Report of Independent Accountants                                          1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits as of
   December 31, 1999 and 1998                                              2

  Statements of Changes in Net Assets Available for Plan Benefits
   for the years ended December 31, 1999 and 1998                          3

  Notes to Financial Statements                                           4-10

Supplemental Schedules:

  Schedule of Assets  Held for Investment Purposes at
   December 31, 1999                                                       12

  Schedule of Reportable Transactions for the year ended
   December 31, 1999                                                       13






Note
----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Administration Committee
   of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 1999 and 1998, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                /s/ PricewaterhouseCoopers LLP





June 21, 2000
Chicago, Illinois

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1999 and 1998
              ----------------------------------------------------

                                                              1999                                          1998
                                           ------------------------------------------    -------------------------------------------
                                             Participant  Non-Participant                 Participant  Non-Participant
                                              Directed      Directed       Combined        Directed       Directed       Combined
                                              Account       Account         Account         Account        Account        Account
                                              -------       -------         -------         -------        -------        -------
ASSETS
Investments, at fair value (See Note 2.B.):
  Collective Trusts:
        Short-term Investment Fund         $          0  $     258,567  $     258,567    $  69,543,031  $  3,179,639  $   72,722,670
  Old Republic International Corporation:
        Common shares                                 0    100,135,364    100,135,364                0   159,807,443     159,807,443
  Mutual funds                               85,145,843              0     85,145,843                0             0               0
                                           ------------  -------------  -------------    -------------  ------------  --------------
                                             85,145,843    100,393,931    185,539,774       69,543,031   162,987,082     232,530,113

Contributions receivable:
  Companies                                           0      5,315,074      5,315,074                0     7,748,407       7,748,407
  Employees                                     419,123              0        419,123           24,312             0          24,312
Accrued interest and dividends receivable             0            209            209          186,914        32,514         219,428
                                           ------------  -------------  -------------    -------------  -------------  -------------
  Total assets                             $ 85,564,966  $ 105,709,214  $ 191,274,180    $  69,754,257  $ 170,768,003  $ 240,522,260
                                           ============  =============  =============    =============  =============  =============


LIABILITIES AND NET ASSETS AVAILABLE
       FOR PLAN BENEFITS
Notes payable                              $          0  $   2,500,000  $   2,500,000    $           0  $   5,100,000  $   5,100,000
Interfund payable (receivable)                        0              0              0       (1,358,625)     1,358,625              0
Accrued interest payable                              0         28,815         28,815                0         58,379         58,379
Unpaid withdrawal and termination benefits    1,129,179              0      1,129,179          440,931              0        440,931
Unpaid administrative expenses                        0         22,161         22,161           37,562          8,907         46,469
                                           ------------  -------------  -------------    -------------  -------------  -------------
  Total liabilities                           1,129,179      2,550,976      3,680,155         (880,132)     6,525,911      5,645,779
                                           ------------  -------------  -------------    -------------  -------------  -------------

Net assets available for plan benefits:
  Allocated to participants                  84,435,787    100,742,397    185,178,184       70,634,389    152,207,790    222,842,179
  Not allocated to participants                       0      2,415,841      2,415,841                0     12,034,302     12,034,302
                                           ------------  -------------  -------------    -------------  -------------  -------------

  Total net assets available for plan
      benefits                               84,435,787    103,158,238    187,594,025       70,634,389    164,242,092    234,876,481
                                           ------------  -------------  -------------    -------------  -------------  -------------
                                           $ 85,564,966  $ 105,709,214  $ 191,274,180    $  69,754,257  $ 170,768,003  $ 240,522,260
                                           ============  =============  =============    =============  =============  =============


The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                 For the Years ended December 31, 1999 and 1998
              ----------------------------------------------------

                                                             1999                                          1998
                                          ------------------------------------------    -------------------------------------------
                                            Participant  Non-Participant                 Participant  Non-Participant
                                             Directed      Directed       Combined        Directed       Directed       Combined
                                             Account       Account         Account         Account        Account        Account
                                             -------       -------         -------         -------        -------        -------
Additions:
  Employer contributions                  $          0  $   8,198,514  $   8,198,514    $           0  $  7,776,665   $   7,776,665
  Employee contributions                    12,579,446              0     12,579,446       11,578,445             0      11,578,445
  Interfund transfers                        1,233,462     (1,233,462)             0        1,364,508    (1,364,508)              0
  Interest income                                2,599          6,488          9,087        1,992,702       319,608       2,312,310
  Dividend income                            5,643,115      3,692,013      9,335,128          476,937     3,392,336       3,869,273
  Net appreciation (depreciation) in
       fair value of investments             3,817,459    (65,364,037)   (61,546,578)       3,486,288   (22,691,938)    (19,205,650)
                                          ------------  -------------  -------------    -------------  -------------  -------------
                                            23,276,081    (54,700,484)   (31,424,403)      18,898,880   (12,567,837)      6,331,043
                                          ------------  -------------  -------------    -------------  -------------  -------------

Deductions:
  Termination and withdrawal benefits        9,368,356      6,091,662     15,460,018       15,482,648     51,671,231     67,153,879
  Interest expense                                   0        208,346        208,346                0        415,429        415,429
  Administrative expenses                      106,327         83,362        189,689           37,563        262,597        300,160
                                          ------------  -------------  -------------    -------------  -------------  -------------
                                             9,474,683      6,383,370     15,858,053       15,520,211     52,349,257     67,869,468
                                          ------------  -------------  -------------    -------------  -------------  -------------

NET ADDITIONS (DEDUCTIONS)                  13,801,398    (61,083,854)   (47,282,456)       3,378,669    (64,917,094)   (61,538,425)

Net assets available for plan benefits,
  beginning of year                         70,634,389    164,242,092    234,876,481       67,255,720    229,159,186    296,414,906
                                          ------------  -------------  -------------    -------------  -------------  -------------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                   $ 84,435,787  $ 103,158,238  $ 187,594,025    $  70,634,389  $ 164,242,092  $ 234,876,481
                                          ============  =============  =============    =============  =============  =============


The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

1.       Description of Plan
         -------------------

         A.       Basis of Presentation
                  ---------------------
                  The  accompanying  financial  statements  of the Old  Republic
                  International Corporation Employees Savings and Stock Ownership Plan (the Plan) include plan assets for employees of Old Republic International Corporation and participating subsidiaries (the Corporation, the Plan Sponsor, the Company(ies) or the Employers). These financial statements and accompanying notes together provide only general information about the Plan. The Plan Agreement must be referred to for a complete description of the Plan's provisions.

                  The financial statements have been restated to comply with the requirements of the American Institute of Certified Public Accountants' "Statement of Position 99-3 - Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters" issued September 15, 1999.

         B.       General
                  -------
                  The Plan is a defined contribution plan covering a majority of employees of the Corporation and its Subsidiaries and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) as amended from time-to-time. Employees become participants in the Plan on the first January 1, they are employees and they elect to make contributions to the Plan.

         C.       Contributions
                  -------------
                  Contributions from employees (savings) are made on a post-tax basis and are recorded in the period in which the Companies make payroll deductions from Plan participants. Participants elect the amount of contribution which ranges from a minimum of 1% to a maximum of 15% of recognized compensation as defined in the Plan. Any employee who does not contribute to the Plan does not receive a Company matching contribution. Only employee contributions up to 6% are matched. However, the maximum amount of contribution which can be matched per employee cannot exceed $9,000 (6% of $150,000) per Plan year. The maximum amount which can be withheld is 15%, but is limited to $22,500 (15% of $150,000). Contributions are also subject to other Internal Revenue Code limitations (including the limits imposed by Internal Revenue Code Section 415).

                  Participants direct the investment of their contributions into various mutual funds offered by the Plan, of which there are currently thirteen.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

1.     Description of Plan, Continued
       ------------------------------
                  The company matching contribution is based on the following formula:

                  Percentage of             If the percentage  increase in average operating
                  Recognized Compen-        earnings per share for the most recent five year
                  Contributed               period is:
                  -------------------       ---------------------------------------------------
                                            Less Than    6.01%    9.01%     15.01%     Over
                                               6%        to 9%    to 15%    to 20%      20%
                                            ---------    -----    ------    ------     ----
                                            The Resulting Employer Matching Contribution on the
                                            First 6% of Employee Savings Will Be:
                                            ---------------------------------------------------
                      1.00%                    30%         40%       65%      100%      140%
                  1.01 to 2.00%                28%         38%       63%       98%      138%
                  2.01 to 3.00%                26%         36%       61%       96%      136%
                  3.01 to 4.00%                24%         34%       59%       94%      134%
                  4.01 to 5.00%                22%         32%       57%       92%      132%
                  5.01 to 6.00%                20%         30%       55%       90%      130%
                  6.01 to 15.00%               None        None      None      None     None
                                            ---------------------------------------------------

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

                     the Companies meet certain minimum profit objectives;

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

                     No contribution shall be made if the Companies'consolidated annual net profit before extraordinary items and taxes is less than $2,500,000.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

1.     Description of Plan, Continued
       ------------------------------
       D.         Employee Account
                  ----------------
                  When a plan participant makes employee contributions, the contributions are allocated to the mutual fund(s) designated by the participant. These funds constitute the participants Employee Account (Participant Directed Account). Earnings are allocated to each plan participant's Employee Account on a daily basis (semi-annual basis prior to 1999), based upon the performance of the mutual fund(s) that the plan participant selected. Following termination of service for any reason, a plan participant receives all amounts in his/her Employee Account.

       E.         Company Account
                  ---------------
                  Each year, the matching contributions and any discretionary contributions are allocated to the Company Account (Non-participant Directed Account) of plan participants. If a plan participant terminates service with the Companies, the amount that he/she receives from his/her Company Account depends upon his/her vested interest in such account. A plan participant vests in his/her Company Account based on his/her "Years of Service," over a seven year period.

                  A plan participant earns a Year of Service for each calendar year during which he/she completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his Company Account prior to seven years of service if:

                     the plan participant has reached age 65, or

                     termination is caused by death, or

                     termination  is caused by total  and  permanent  disability
                     which   renders  the  employee   incapable  of   performing
                     satisfactory service for the Companies.

                  The amount a plan participant receives from his\her Company Account is also affected by forfeitures, earnings, and released shares. If a plan participant terminates service prior to full vesting, the non-vested portion of his Company Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the Companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all plan participants.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

1.     Description of Plan, Continued
       ------------------------------
                  The investment options available for diversification at December 31, 1999, are the same Mutual Funds available for investment of Employee contributions. Diversified funds are included in the Participant Directed Account in the financial statements.


2.      Summary of Accounting Policies
        ------------------------------

        A.        Use of Estimates
                  ----------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan's administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results can differ from those estimates.

        B.        Investment Valuation and Income Recognition
                  -------------------------------------------
                  The Plan's investments are stated at fair value. Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short-term obligations. Shares of mutual funds are valued at the net asset value of shares held by the Plan at the valuation date. Old Republic International Corporation common shares (Company Stock) are stated at closing market value on the last business day of the year.

                  Effective January 1, 1999, Fidelity Investments (Fidelity) began providing recordkeeping services to the Plan and also became the Plan's investment management company, except for the Company Stock. Accordingly, to facilitate the transfer of recordkeeping and investment management services, the mutual funds and other investments in place through 1998 were liquidated late in 1998 and the proceeds were invested in short-term investments prior to their transfer to Fidelity which, on January 4, 1999, invested such proceeds in alternative mutual funds made available through Fidelity. As a result of the above changes, a transition period took effect in mid-December, 1998 and continued until late April, 1999.

                  The statements of changes in net assets reflect the net appreciation (depreciation) in the fair value of the Plan's investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of generally accepted accounting principles, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gains or losses on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

3.       Investments
         -----------
         The following presents investments, the fair value of which, are 5 percent or more of Plan assets at December 31:

                                                        1999           1998
                                                    ------------   ------------
           Collective Trusts:
               Short-term Investment Fund                          $ 72,722,670
           Mutual Funds:
               Fidelity Equity-Income Fund          $  9,778,048
               Fidelity Dividend Growth Fund          16,271,861
               Fidelity Short-term Bond Fund          22,161,759
           Old Republic International
                Corporation Common
                stock (7,349,384 and
                7,102,553 shares,
                respectively)                        100,135,364*   159,807,443*
                                                    ============   ============

           * - Non-participant directed.

         Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:

                                                        1999           1998
                                                    ------------   ------------


         Old Republic International Corporation:
            Common Stock                            $(65,364,037)  $(23,973,007)
         United States Government obligations                -          152,128
         Corporate bonds                                     -          184,400
         Other common stock                                  -         (169,660)
          Mutual funds                                 3,817,459      4,600,489
                                                    ------------   ------------
                                                    $(61,546,578)  $(19,205,650)
                                                    ============   ============

        Unallocated net assets available for plan benefits, in the Companies' Account, at December 31, are comprised of items not allocated to participants, as follows:

        Assets                                          1999           1998
        ------                                      ------------   ------------
        Unreleased Common Shares:
          364,537 shares at $13.625                 $  4,966,817
          764,515 shares at $22.50                                 $ 17,201,588
                                                    ------------   ------------
             Total                                     4,966,817     17,201,588
                                                    ------------   ------------

        Liabilities
        -----------
        Unpaid loan principal at December 31           2,500,000      5,100,000
        Accrued interest expense payable on
          loans at December 31                            28,815         58,379
        Accrued administrative expenses                   22,161          8,907
                                                    ------------   ------------
             Total                                     2,550,976      5,167,286
                                                    ------------   ------------
        Unallocated net assets available
          for plan benefits                         $  2,415,841   $ 12,034,302
                                                    ============   ============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

4.       Administrative and Operating Expenses
         -------------------------------------
         Office personnel, space and equipment are furnished by the Companies at no charge to the Plan. All other administrative expenses of the Plan are paid by and reflected as expenses of the Plan.


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


7.     Notes Payable
       -------------
       The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:


               Original loan principal                   $   51,500,000
                                                         ==============
               Cost of shares acquired                   $   49,899,963
                                                         ==============
               Unpaid principal balance
                   at December 31, 1999                  $    2,500,000
                                                         ==============
               Shares acquired:
                   Series B                                  14,822,906
                   Series D                                  50,077,535
                   Common                                        67,451
                                                         ==============
               Unreleased shares at December 31, 1999:
                   Common                                       364,537
                                                         ==============
               Principal due April 30, 2000              $    2,500,000
                                                         ==============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                ---------------

7.     Notes Payable, Continued
       ------------------------
       Except for loan proceeds of $100,037, all proceeds were used by the Plan to acquire preferred and common shares of the Corporation, as indicated above, at appraised values. Remaining funds were utilized to meet periodic cash needs or to refinance existing loans. The Series "D" preferred stock had a cumulative annual dividend rate of $.058 per share, had a minimum redemption value of $0.58 at the option of the Corporation, had one vote per share and was convertible into common stock of the Corporation at any time at the rate of five shares of Series "D" preferred stock for one common share. During 1997, the Plan exercised its option to convert its holdings of Series "D" preferred stock (48,863,825 shares) into common stock of the Corporation (9,772,764 shares).

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

                             SUPPLEMENTAL SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1999
--------------------------------------------------------------

                                                                        (c)
                                                  DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                  RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                  ---------------------------------------------------
               (b)                                             RATE OF                  SHARES, PAR,                       (e)
    IDENTITY OF ISSUE, BORROWER,                   MATURITY   INTEREST                  OR MATURITY         (d)          CURRENT
(a) LESSOR, OR SIMILAR PARTY                         DATE     DIVIDENDS   COLLATERAL        VALUE          COST           VALUE
    -----------------------------------------     ---------------------------------------------------   -----------   -------------
     COLLECTIVE TRUSTS:
       SHORT-TERM INVESTMENT FUND                     N/A     VARIABLE       N/A          258,567 sh                       $258,567
                                                                                                                       ------------

     MUTUAL FUNDS:
       FIDELITY FUND                                  N/A     VARIABLE       N/A          224,196 sh                      9,552,978
       FIDELITY EQUITY-INCOME FUND                    N/A     VARIABLE       N/A          182,836 sh                      9,778,048
       FIDELLITY INVESTMENT GRADE BOND FUND           N/A     VARIABLE       N/A           41,377 sh                        285,090
       FIDELITY INTERMEDIATE TERM BOND FUND           N/A     VARIABLE       N/A           95,819 sh                        935,194
       FIDELITY CAPITAL & INCOME FUND                 N/A     VARIABLE       N/A           26,209 sh                        243,478
       FIDELITY VALUE FUND                            N/A     VARIABLE       N/A          140,048 sh                      6,135,495
       FIDELITY CASH RESERVES                         N/A     VARIABLE       N/A        2,112,312 sh                      2,112,312
       SPARTAN MARKET INDEX FUND                      N/A     VARIABLE       N/A           72,223 sh                      7,286,565
       FIDELITY AGGRESSIVE GROWTH FUND                N/A     VARIABLE       N/A           59,752 sh                      3,563,033
       FIDELITY DIVERSIFIED INTERNATIONAL FUND        N/A     VARIABLE       N/A          170,842 sh                      4,376,964
       FIDELITY DIVIDEND GROWTH FUND                  N/A     VARIABLE       N/A          561,292 sh                     16,271,861
       FIDELITY MID-CAP STOCK FUND                    N/A     VARIABLE       N/A          111,709 sh                      2,443,066
       FIDELITY SHORT-TERM BOND FUND                  N/A     VARIABLE       N/A        2,607,266 sh                     22,161,759
                                                                                                                       ------------
                                                                                                                         85,145,843
                                                                                                                       ------------
     EMPLOYER SECURITIES:
       OLD REPUBLIC INTERNATIONAL CORP.:
          COMMON STOCK                                N/A        N/A         N/A        7,349,384 sh    $40,329,340     100,135,364
                                                                                                        ===========    ------------


     PLAN TOTAL                                                                                                        $185,539,773
                                                                                                                       ============

                                       12

OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------



                                            Dividend/                            Face Value
                                            Interest                 Date of         of        Amount of                     Net
Identity of Party or Investment Involved      Rate      Maturity   Transaction   Investment   Transaction      Cost      Gain (Loss)
----------------------------------------      ----      --------   -----------   ----------   -----------      ----      -----------

Purchases of Investments
------------------------
   Old Republic International
    Corporation Common Stock
    (799,118 shares)                          N/A          N/A       Various         N/A      $15,042,426   $15,042,426


Sales of Investments
--------------------
   Old Republic International
    Corporation Common Stock
    (552,286 shares)                          N/A          N/A       Various         N/A      $ 9,350,468   $ 2,750,321  $ 6,600,147


Notes:
-----
This schedule lists all non-participant directed transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.