Form 10-Q
period 2000-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-08-11
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _X_ No ____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                   Shares Outstanding
                 Class                               June 30, 2000
     ---------------------------                 ----------------------
     Common Stock / $1 par value                      117,298,901








                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2000

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

PART  II    OTHER  INFORMATION                                           13 & 14

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                                           ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         June 30,      December 31,
                                                                                                           2000            1999
                                                                                                      -------------   -------------
              Assets
Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost)
                  (fair value: $2,083.6 and $2,229.7)                                                      $2,099.9        $2,248.8
                Other long-term investments (at cost)                                                          54.0            41.7
                                                                                                      -------------   -------------
                Total                                                                                       2,153.9         2,290.5
                                                                                                      -------------   -------------
              Available for sale:
                Fixed maturity securities (at fair value) (cost: $2,153.0 and $2,045.5)                     2,121.7         2,012.3
                Equity securities (at fair value) (cost: $172.7 and $141.9)                                   188.5           160.1
                Short-term investments (at fair value which approximates cost)                                298.2           276.5
                                                                                                      -------------   -------------
                Total                                                                                       2,608.5         2,449.0
                                                                                                      -------------   -------------
              Total investments                                                                             4,762.5         4,739.6
                                                                                                      -------------   -------------

Other Assets: Cash                                                                                             39.1            17.5
              Accrued investment income                                                                        71.8            71.3
              Accounts and notes receivable                                                                   273.5           281.0
              Federal income tax recoverable: Current                                                           --              1.4
              Reinsurance balances and funds held                                                              66.2            74.8
              Reinsurance recoverable: Paid losses                                                             26.2            24.6
                                       Policy and claim reserves                                            1,336.0         1,350.2
              Deferred policy acquisition costs                                                               145.9           151.1
              Sundry assets                                                                                   229.5           226.4
                                                                                                      -------------   -------------
                                                                                                            2,188.5         2,198.8
                                                                                                      -------------   -------------
                  Total Assets                                                                             $6,951.1        $6,938.4
                                                                                                      =============   =============
------------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                    Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                         $116.3          $127.2
              Losses, claims and settlement expenses                                                        3,389.3         3,433.7
              Unearned premiums                                                                               371.6           364.7
              Other policyholders' benefits and funds                                                          46.9            52.0
                                                                                                      -------------   -------------
                  Total policy liabilities and accruals                                                     3,924.2         3,977.8
              Commissions, expenses, fees and taxes                                                           128.3           147.3
              Reinsurance balances and funds                                                                  125.8           120.0
              Federal income tax payable: Current                                                              12.8             --
                                          Deferred                                                            232.5           203.0
              Debt                                                                                            220.7           208.3
              Sundry liabilities                                                                               77.8            82.6
                                                                                                      -------------   -------------
                  Total liabilities                                                                         4,722.4         4,739.2
                                                                                                      -------------   -------------

Preferred
Stock:        Convertible preferred stock                                                                       0.7             0.7
                                                                                                      -------------   -------------

Common        Common stock                                                                                    120.4           156.6
Shareholders' Additional paid-in capital                                                                      192.5           627.8
Equity:       Unallocated shares - ESSOP                                                                        --             (2.5)
              Retained earnings                                                                             1,966.6         1,873.9
              Accumulated other comprehensive loss                                                            (19.0)          (17.6)
              Treasury stock (at cost)                                                                        (32.6)         (439.8)
                                                                                                      -------------   -------------
                  Total Common Shareholders' Equity                                                         2,227.9         2,198.4
                                                                                                      -------------   -------------
                  Total Liabilities, Preferred Stock
                    and Common Shareholders' Equity                                                        $6,951.1        $6,938.4
                                                                                                      =============   =============


See accompanying notes.

                                                                               4

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                         CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                                               ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Quarters Ended                   Six Months Ended
                                                                               June 30,                          June 30,
                                                                    -----------------------------     -----------------------------
                                                                         2000            1999              2000            1999
                                                                    -------------   -------------     -------------   -------------
Revenues:          Net premiums earned                                     $378.1          $387.3            $758.4          $783.4
                   Title, escrow and other fees                              50.2            60.0              89.2           117.3
                                                                    -------------   -------------     -------------   -------------
                      Sub-total                                             428.3           447.3             847.7           900.8
                   Net investment income                                     67.0            65.3             134.9           130.7
                   Realized investment gains                                  --              6.9               0.9            21.6
                   Other income                                               6.6             7.8              11.7            15.4
                                                                    -------------   -------------     -------------   -------------
                      Net revenues                                          502.1           527.4             995.3         1,068.7
                                                                    -------------   -------------     -------------   -------------

Expenses:          Benefits, claims and settlement expenses                 186.5           193.1             385.0           394.1
                   Underwriting, acquisition and
                      insurance expenses                                    212.3           240.4             424.2           472.0
                   Interest and other expenses                                5.2             3.6              10.2             6.9
                                                                    -------------   -------------     -------------   -------------
                      Total expenses                                        404.1           437.2             819.6           873.1
                                                                    -------------   -------------     -------------   -------------
                   Income before income taxes and items below                97.9            90.2             175.7           195.6
                                                                    -------------   -------------     -------------   -------------

Income Taxes:      Currently payable                                         17.1             3.0              22.8            17.1
                   Deferred                                                  11.8            23.9              29.2            42.5
                                                                    -------------   -------------     -------------   -------------
                      Total income taxes                                     29.0            27.0              52.0            59.6
                                                                    -------------   -------------     -------------   -------------
                                                                             68.9            63.1             123.6           135.9
                   Other items - net                                          0.4             0.6               1.1             1.7
                                                                    -------------   -------------     -------------   -------------
Net Income:                                                                 $69.4           $63.8            $124.7          $137.6
                                                                    =============   =============     =============   =============


Net Income
Per Share:         Basic                                                    $0.59           $0.48             $1.04           $1.04
                                                                    =============   =============     =============   =============
                   Diluted                                                  $0.58           $0.48             $1.04           $1.03
                                                                    =============   =============     =============   =============

Dividends Per
Common Share:      Cash dividends                                          $0.140          $0.130            $0.270          $0.230
                                                                    =============   =============     =============   =============

                   Average number of common and
                    common equivalent shares outstanding:
                              Basic                                   118,007,337     130,774,838       119,460,759     131,717,335
                                                                    =============   =============     =============   =============
                              Diluted                                 118,863,932     131,816,397       120,085,273     132,813,239
                                                                    =============   =============     =============   =============

See accompanying notes.

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                            ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Quarters Ended                   Six Months Ended
                                                                               June 30,                          June 30,
                                                                    -----------------------------     -----------------------------
                                                                         2000            1999              2000            1999
                                                                    -------------   -------------     -------------   -------------
Net income as reported                                                      $69.4           $63.8            $124.7          $137.6
                                                                    -------------   -------------     -------------   -------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                  (0.7)            0.7              (1.1)            1.1
                                                                    -------------   -------------     -------------   -------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                       8.2           (20.1)              0.5           (55.2)
        Less: elimination of pre-tax realized gains
            included in income as reported                                    --              6.9               0.9            21.6
                                                                    -------------   -------------     -------------   -------------
        Pre-tax unrealized gains (losses) on securities
            carried at market value                                           8.2           (27.0)             (0.3)          (76.8)
        Deferred income taxes (credits)                                       2.9            (9.5)              --            (26.9)
                                                                    -------------   -------------     -------------   -------------
        Net unrealized gains (losses) on securities                           5.3           (17.5)             (0.2)          (49.8)
                                                                    -------------   -------------     -------------   -------------
    Net adjustments                                                           4.5           (16.7)             (1.3)          (48.7)
                                                                    -------------   -------------     -------------   -------------

Comprehensive income                                                        $73.9           $47.1            $123.3           $88.9
                                                                    =============   =============     =============   =============

See accompanying notes.

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                      -----------------------------
                                                                                                           2000            1999
                                                                                                      -------------   -------------
Cash flows from operating activities:
   Net income                                                                                                $124.7          $137.6
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                         5.1            (6.4)
      Premiums and other receivables                                                                            3.0           (18.6)
      Unpaid claims and related items                                                                         (29.9)          (49.6)
      Future policy benefits and policyholders' funds                                                          (5.8)           (1.8)
      Income taxes                                                                                             44.0            30.5
      Reinsurance balances and funds                                                                           12.6            (0.9)
      Accounts payable, accrued expenses and other                                                            (14.4)            2.3
                                                                                                      -------------   -------------
   Total                                                                                                      139.4            93.0
                                                                                                      -------------   -------------


Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                           155.7            51.6
      Available for sale:
         Maturities and early calls                                                                            97.7            53.9
         Other                                                                                                 74.9            83.8
   Sales of equity securities                                                                                  17.2            25.2
   Sales of other investments                                                                                   1.4             0.6
   Sales of fixed assets for company use                                                                        0.4             1.0
   Purchases of fixed maturity securities:
      Held to maturity                                                                                         (7.7)          (77.2)
      Available for sale                                                                                     (282.0)         (180.2)
   Purchases of equity securities                                                                             (46.4)          (26.9)
   Purchases of other investments                                                                             (13.7)           (8.7)
   Purchases of fixed assets for company use                                                                   (5.4)           (8.0)
   Proceeds from sale of subsidiary                                                                             --             25.3
   Cash and short-term investments of subsidiary sold                                                           --            (31.4)
   Other-net                                                                                                   (6.9)            0.1
                                                                                                      -------------   -------------
   Total                                                                                                      (14.7)          (90.7)
                                                                                                      -------------   -------------

Cash flows from financing activities:
   Increase in term loans                                                                                      47.0            18.0
   Issuance of preferred and common stocks                                                                      2.1             2.4
   Repayments of term loans                                                                                   (30.0)          (18.0)
   Redemption of debentures and notes                                                                          (2.3)           (1.6)
   Dividends on common shares                                                                                 (32.0)          (30.0)
   Dividends on preferred shares                                                                                --              --
   Purchase of treasury stock                                                                                 (66.4)          (83.8)
   Other-net                                                                                                    0.3             3.1
                                                                                                      -------------   -------------
   Total                                                                                                      (81.4)         (109.9)
                                                                                                      -------------   -------------

Increase (decrease) in cash and short-term investments                                                         43.2          (107.6)
   Cash and short-term investments, beginning of period                                                       294.1           400.5
                                                                                                      -------------   -------------
   Cash and short-term investments, end of period                                                            $337.3          $292.9
                                                                                                      =============   =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                   $7.9            $4.9
                                                                                                      =============   =============
                                    Income taxes                                                               $8.5           $28.3
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

                                                                          Quarters Ended                   Six Months Ended
                                                                              June 30,                         June 30,
                                                                   -----------------------------    -----------------------------
                                                                        2000            1999              2000           1999
                                                                   -------------   -------------    -------------   -------------
    Numerator:
      Income before extraordinary item.........................    $        69.4   $        63.8    $       124.7   $       137.6
      Less Preferred stock dividends...........................              --              --               --              --
                                                                   -------------   -------------    -------------   -------------

      Numerator for basic earnings per share -
        income available to common stockholders................             69.3            63.8            124.7           137.6

      Effect of dilutive securities:
      Convertible preferred stock dividends....................              --              --               --              --
                                                                   -------------   -------------    -------------   -------------

    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions................................    $        69.4   $        63.8    $       124.7   $       137.6
                                                                   =============   =============    =============   =============

    Denominator:
      Denominator for basic earnings per share -
       weighted-average shares................................       118,007,337     130,774,838      119,460,759     131,717,335

      Effect of dilutive securities:
      Stock options  ..........................................          724,661         846,464          490,279         896,557
      Convertible preferred stock..............................          131,934         195,095          134,235         199,347
                                                                   -------------   -------------    -------------   -------------
      Dilutive potential common shares.........................          856,595       1,041,559          624,514       1,095,904
                                                                   -------------   -------------    -------------   -------------

    Denominator for diluted earnings per share -
      adjusted weighted-average shares and
      assumed conversions......................................      118,863,932     131,816,397      120,085,273     132,813,239
                                                                   =============   =============    =============   =============

    Basic earnings per share...................................    $         .59   $         .48    $        1.04   $        1.04
                                                                   =============   =============    =============   =============

    Diluted earnings per share.................................    $         .58   $         .48    $        1.04   $        1.03
                                                                   =============   =============    =============   =============

3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized losses on fixed maturity securities available for sale and equity securities debited to a separate account in common shareholders' equity amounted to $9.9 at June 30, 2000. Unrealized depreciation of investments, before applicable deferred income tax credits of $5.1, at June 30, 2000 included gross unrealized gains and (losses) of $46.5 and $(61.6), respectively.

     For  the  six  months  ended  June  30,  2000  and  1999,   net  unrealized
     depreciation of investments, net of deferred income tax credits, amounted to $0.2 and $49.8, respectively.

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

                                                     Segment Reporting
     -----------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                   Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------    -----------------------------
                                                                         2000            1999              2000           1999
                                                                    -------------   -------------    -------------   -------------
       General Insurance Group:
         Net premiums earned....................................    $       210.0   $       208.2    $       420.7   $       422.2
         Net investment income and other income(a)..............             49.8            50.2             98.9           100.3
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       259.8   $       258.4    $       519.6   $       522.5
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        28.7   $        27.9    $        50.5   $        63.3
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         6.2   $         6.2    $        10.7   $        15.0
                                                                    =============   =============    =============   =============


       Mortgage Guaranty Group:
         Net premiums earned....................................    $        80.8   $        75.3    $       162.1   $       151.0
         Net investment income and other income(a)..............             14.9            13.8             29.3            28.0
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $        95.8   $        89.2    $       191.5   $       179.1
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        58.2   $        46.1    $       110.9   $        85.9
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $        19.5   $        15.4    $        37.2   $        28.6
                                                                    =============   =============    =============   =============


       Title Insurance Group:
         Net premiums earned....................................    $        74.3   $        90.8    $       146.8   $       180.0
         Title, escrow and other fees  .........................             50.2            60.0             89.2           117.3
                                                                    -------------   -------------    -------------   -------------
              Subtotal..........................................            124.6           150.9            236.0           297.3
         Net investment income and other income(a)..............              6.1             5.8             12.3            11.3
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       130.8   $       156.7    $       248.3   $       308.7
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        13.2   $        13.5    $        16.5   $        30.3
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         4.4   $         4.5    $         5.4   $        10.2
                                                                    =============   =============    =============   =============

       Life Insurance Group (c):
         Net premiums earned....................................    $        12.8   $        12.8    $        28.7   $        30.1
         Net investment income and other income(a)..............              2.1             2.2              4.3             4.3
                                                                    -------------   -------------    -------------   --------------
              Total.............................................    $        14.9   $        15.0    $        33.0   $        34.4
                                                                    =============   =============    =============   =============
         Income (loss) before taxes (credits)...................    $         1.1   $        (1.8)   $         2.1   $        (1.3)
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $         --    $         (.8)   $          .2   $         (.7)
                                                                    =============   =============    =============   =============

                                                                               9

                                         Reconciliations of Segments to Consolidated
     -----------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                   Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------    -----------------------------
                                                                         2000            1999              2000           1999
                                                                    -------------   -------------    -------------   -------------
       Revenues:
         Total revenues for reportable segments.................    $       501.4   $       519.5    $       992.5   $     1,044.9
         Net realized investment gains..........................              --              6.9               .9            21.6
         Other revenues.........................................              4.5             2.3              9.3             4.6
         Elimination of intersegment revenues (b)...............             (3.8)           (1.3)            (7.4)           (2.5)
                                                                    -------------   -------------    -------------   -------------
              Total consolidated revenues.......................    $       502.1   $       527.4    $       995.3   $     1,068.7
                                                                    =============   =============    =============   =============


       Income before taxes:
         Total income before taxes of reportable segments.......    $       101.4   $        85.7    $       180.1   $       178.2
         Net realized investment gains..........................              --              6.9               .9            21.6
         Other revenues - net...................................             (3.4)           (2.3)            (5.3)           (3.9)
         Elimination of intersegment profits (b)................              --              (.1)             --              (.2)
                                                                    -------------   -------------    -------------   -------------
         Income before income taxes and
              extraordinary items...............................    $        97.9   $        90.2    $       175.7   $       195.6
                                                                    =============   =============    =============   =============

       ---------
       In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
       (a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c)In the first quarter of 1999,the Company sold its New York subsidiary and with it, its annuity book of business;this had no material effect on Old Republic's consolidated results or financial position.

5.   Legal Proceedings

     Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

     Various governmental entities have filed suit against or performed examinations of the records of an underwritten title agency subsidiary headquartered in the State of California. As a result, certain regulatory and class action litigation has commenced alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted in (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these practices. Through June 30, 2000 the subsidiary had paid or otherwise provided reserves aggregating $37.2 million to cover its best estimate of litigation and related costs associated with all these issues.

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

                                                                              10
                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at June 30, 2000 reflected increases in assets and common shareholders' equity of 0.2% and 1.3%, respectively, while liabilities decreased 0.4% when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of June 30, 2000 and December 31, 1999 respectively. Consolidated operating cash flow was positive at $139.4 million in the latest six month period, compared to $93.0 million in the same period of 1999.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2000 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including operating cash needs and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first six months of 2000, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivaties. During the first six months of 2000, Old Republic's investment in equity securities increased by 17.7% vis-a-vis the related invested balance at year-end 1999 due to securities acquired. At June 30, 2000, the Company had no investments in default as to principal and/or interest.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

Old Republic's capitalization of $2.44 billion at June 30, 2000 consisted of debt of $220.7 million, convertible preferred stock of $.7 million, and common shareholders' equity of $2.22 billion. The increase in the common shareholders' equity account during the six months ended June 30, 2000 reflects primarily the retention of earnings in excess of dividend requirements, a moderate decrease in the value of bonds and stocks carried at market values and the reacquisition of $66.4 million of common shares pursuant to previously announced stock buy-back programs. In March 2000, the Company canceled 36.4 million common shares previously reported as treasury stock; this had no effect on total shareholders' equity or financial condition of the Company.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the second quarter of 2000 amounted to $428.3 million, 4.2% below the amount reported for the same quarter of 1999. For the second quarter of 2000, the Company's General Insurance Group reported earned premium volume of $210.0 million, up 0.9% from $208.2 million a year ago. The slight increase in premium reflects the Company's attempt to obtain rate increases in a market place that remains quite competitive. Mortgage Guaranty Group premiums increased by 7.4% to $80.8 million from $75.3 million in the year-ago quarter. Title Group premium and fee revenues decreased 17.4% to $124.6 million in the second quarter of 2000 when compared to the same quarter of 1999. The decrease in Title Group revenues is due to mortgage lending activity subsiding and refinancings declining significantly as interest rates charged for home mortgages have risen in the past several quarters. The Life Group's premium volume of $12.8 million, was approximately equal when compared to the same quarter of 1999.

Consolidated net premiums and fees earned in the first half of 2000 amounted to $847.7 million, or 5.9% less than the amount reported for the same 1999 period. The General Insurance Group's net premiums earned decreased 0.4% to $420.7 million in the first half of 2000. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $162.1 million, an increase of 7.4%. The Title Insurance Group reported premiums and fees in the first half of $236.0 million, down from $297.3 million in the year- ago period. Life Insurance Group premiums also declined 4.7% to $28.7 million during the same 2000 period. The above-cited factors for the second quarter of 2000 had similar effects on first half 2000 premiums and fees revenues.

Consolidated net investment income was $134.9 million in the first half of 2000 and $67.0 million in the second quarter of 2000 compared to $130.7 million and $65.3 million, respectively, in the same quarter and six month periods of 1999. This revenue source reflects a slightly higher invested asset base and an up trend in yields obtained on fixed maturity securities. The average annualized yield on investments was approximately 5.7% and 5.5% at the end of June 30, 2000 and 1999, respectively.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $.9 million in the first half of 2000 were mostly due to the sale of equity securities. Dispositions of securities were primarily the result of scheduled maturities of bonds and notes and sales of equity securities. For the first six months of 2000, 77.2% of total dispositions represented maturities and early calls of existing holdings; for the year ago period in 1999, these transactions amounted to 55.7% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 45% and 44% in the first six months of 2000 and 1999, respectively. For the second quarter of each year, these ratios were 44% in 2000 and 43% in 1999. For both the second quarter and year-to-date periods of the current year, the General Insurance claims ratio continued to reflect relatively high claim severity for commercial automobile (truck) insurance in particular. Compared to second half 1999 experience, however, the impact of this factor was less pronounced. Mortgage Guaranty claim costs were lower during the first six months of 2000 compared to the same period in 1999 mostly due to stable economic and employment conditions which usually lead to reduced mortgage defaults. Title claims costs were lower in 2000 as a result of declining claims emergence trends. Life Group claim costs benefited in the latest six months mostly from fewer travel accident claims.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were approximately 50% and 52% in the first six months of 2000 and 1999, respectively. These ratios were 50% and 54% for the second quarters of 2000 and 1999, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio remained basically flat for the first half of 2000 compared to the same period in 1999. The mortgage guaranty segment's expense ratio moved down due to lower costs associated with an enhancement of information systems basically completed in 1999 and a decrease in contract underwriting services. The insurance expense ratio for the title segment was higher in the first half of 2000 compared to the same period in 1999 due in part to a decrease in premium and fees volume without a proportional reduction in expenses. Consolidated interest and other charges increased $3.3 million in the first half of 2000 versus the same period a year ago due primarily to interest costs on an increased debt level.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 8.6% in the second quarter and decreased 10.2% in the first six months of 2000 when compared to the same periods one year ago. The Corporation's Mortgage Guaranty and Life Insurance segments reflected higher second quarter and year to date pre-tax operating earnings; General Insurance operations posted an increase in pre-tax operating earnings in this year's second quarter and a decrease in the first six months. Title insurance operations posted lower pre-tax earnings in both the second quarter and year to date periods. Realized gains on sales of securities were significantly lower in the most recent quarter and for the current year to date period.

The effective consolidated income tax rate was 30% in the second quarter and six month period of 2000, respectively, and 30% and 31% in the second quarter and six month period of 1999, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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

Early in the current year, no issues are known to have developed nor to have affected adversely the Company or any of its subsidiaries. Although the Company considers it increasingly unlikely, it is possible that Year 2000 issues may have arisen but are not yet known. The aforementioned contingency plans are deemed appropriate to address such subsequent events; no significant additional costs are being anticipated with respect to Year 2000 issues.


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

 (a)  The annual meeting of registrant's shareholders was held on May 19, 2000.

 (b)  Proxies  for  the  meeting  were  solicited  by  management   pursuant  to
      Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

 (c)  At the meeting, the shareholders voted on the following matter:

       1. The election of four Class I directors. There were at least 90,478,429 affirmative votes for each director and no more than 9,414,548 votes withheld.



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





Date:  August 11, 2000
     ------------------






                                                  /s/ Paul D. Adams
                                        ----------------------------------------
                                                      P. D. Adams
                                                Senior Vice President &
                                                Chief Financial Officer