Form 10-Q
period 2000-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2000-11-13
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the  Securities Exchange
     Act of 1934 for the quarterly period ended September 30, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
 -------------------------------------------------------------------------------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                   Shares Outstanding
                Class                              September 30, 2000
    ---------------------------                  ----------------------
    Common Stock / $1 par value                       117,794,350







                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2000

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

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
             RESULTS  OF  OPERATIONS                                     10 - 12

PART II  OTHER  INFORMATION                                              13 & 14

                                                                               3

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                                           ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                   September 30,     December 31,
                                                                                                       2000              1999
                                                                                                 ----------------  ----------------
                Assets

Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                          (fair value: $2,062.5 and $2,229.7)                                            $2,062.9          $2,248.8
                    Other long-term investments (at cost)                                                    54.4              41.7
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,117.4           2,290.5
                                                                                                 ----------------  ----------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $2,207.7 and $2,045.5)               2,194.3           2,012.3
                    Equity securities (at fair value) (cost: $224.1 and $141.9)                             268.6             160.1
                    Short-term investments (at fair value which approximates cost)                          292.7             276.5
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,755.7           2,449.0
                                                                                                 ----------------  ----------------
                Total investments                                                                         4,873.2           4,739.6
                                                                                                 ----------------  ----------------

Other Assets:   Cash                                                                                         27.5              17.5
                Accrued investment income                                                                    70.1              71.3
                Accounts and notes receivable                                                               299.8             281.0
                Federal income tax recoverable: Current                                                       ---               1.4
                Reinsurance balances and funds held                                                          65.2              74.8
                Reinsurance recoverable: Paid losses                                                         37.3              24.6
                                         Policy and claim reserves                                        1,340.2           1,350.2
                Deferred policy acquisition costs                                                           149.4             151.1
                Sundry assets                                                                               230.0             226.4
                                                                                                 ----------------  ----------------
                                                                                                          2,219.8           2,198.8
                                                                                                 ----------------  ----------------
                      Total Assets                                                                       $7,093.1          $6,938.4
                                                                                                 ================  ================

-----------------------------------------------------------------------------------------------------------------------------------
                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                     $114.6            $127.2
                Losses, claims and settlement expenses                                                    3,385.2           3,433.7
                Unearned premiums                                                                           391.8             364.7
                Other policyholders' benefits and funds                                                      46.3              52.0
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                               3,938.1           3,977.8
                Commissions, expenses, fees and taxes                                                       140.6             147.3
                Reinsurance balances and funds                                                              116.0             120.0
                Federal income tax payable: Current                                                          10.2               ---
                                            Deferred                                                        260.6             203.0
                Debt                                                                                        225.4             208.3
                Sundry liabilities                                                                           72.2              82.6
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                   4,763.3           4,739.2
                                                                                                 ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                   0.7               0.7
                                                                                                 ----------------  ----------------

Common          Common stock                                                                                120.9             156.6
Shareholders'   Additional paid-in capital                                                                  200.0             627.8
Equity:         Unallocated shares - ESSOP                                                                    ---              (2.5)
                Retained earnings                                                                         2,030.2           1,873.9
                Accumulated other comprehensive income (loss)                                                10.3             (17.6)
                Treasury stock (at cost)                                                                    (32.6)           (439.8)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                   2,329.0           2,198.4
                                                                                                 ----------------  ----------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                 $7,093.1          $6,938.4
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

                                                                               4

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                         CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                                               ($ in Millions, Except Common Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                       Nine Months Ended
                                                                        September 30,                         September 30,
                                                             ----------------------------------  ----------------------------------
                                                                   2000              1999              2000              1999
                                                             ----------------  ----------------  ----------------  ----------------
Revenues:          Net premiums earned                                 $386.1            $389.7          $1,144.6          $1,173.2
                   Title, escrow and other fees                          49.9              52.0             139.1             169.4
                                                             ----------------  ----------------  ----------------  ----------------
                      Sub-total                                         436.0             441.8           1,283.7           1,342.6
                   Net investment income                                 68.0              66.0             203.0             196.8
                   Realized investment gains                              7.1               4.4               8.0              26.0
                   Other income                                           6.4               6.2              18.2              21.7
                                                             ----------------  ----------------  ----------------  ----------------
                      Net revenues                                      517.8             518.5           1,513.2           1,587.2
                                                             ----------------  ----------------  ----------------  ----------------

Expenses:          Benefits, claims and settlement expenses             180.8             220.0             565.9             614.1
                   Underwriting, acquisition and
                      insurance expenses                                216.0             241.2             640.3             713.2
                   Interest and other expenses                            5.2               3.4              15.5              10.4
                                                             ----------------  ----------------  ----------------  ----------------
                      Total expenses                                    402.1             464.6           1,221.8           1,337.7
                                                             ----------------  ----------------  ----------------  ----------------
                   Income before income taxes and items below           115.6              53.9             291.3             249.5
                                                             ----------------  ----------------  ----------------   ---------------

Income Taxes:      Currently payable                                     24.6               1.6              47.4              18.8
                   Deferred                                              11.5              12.3              40.8              54.8
                                                             ----------------  ----------------  ----------------  ----------------
                      Total income taxes                                 36.1              13.9              88.2              73.6
                                                             ----------------  ----------------  ----------------  ----------------
                                                                         79.4              39.9             203.0             175.8
                   Other items - net                                      0.6               ---               1.8               1.8
                                                             ----------------  ----------------  ----------------  ----------------
Net Income:                                                             $80.0             $39.9            $204.8            $177.6
                                                             ================  ================  ================  ================




Net Income
Per Share:         Basic                                                $0.68             $0.31             $1.72             $1.36
                                                             ================  ================  ================  ================
                   Diluted                                              $0.67             $0.31             $1.71             $1.35
                                                             ================  ================  ================  ================


Dividends Per
Common Share:      Cash dividends                                       $0.14             $0.13             $0.41             $0.36
                                                             ================  ================  ================  ================


                   Average number of common and
                     common equivalent shares outstanding:
                              Basic                               117,788,947       128,183,125       119,224,170       130,536,390
                                                             ================  ================  ================  ================
                              Diluted                             119,262,876       128,955,730       120,004,117       131,483,407
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

                                                                               5

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                            ($ in Millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                       Nine Months Ended
                                                                        September 30,                         September 30,
                                                             ----------------------------------  ----------------------------------
                                                                   2000              1999              2000              1999
                                                             ----------------  ----------------  ----------------  ----------------
Net income as reported                                                  $80.0             $39.9            $204.8            $177.6
                                                             ----------------  ----------------  ----------------  ----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                              (0.6)              0.1              (1.7)              1.2
                                                             ----------------  ----------------  ----------------  ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                  53.7             (19.8)             54.3             (75.0)
        Less: elimination of pre-tax realized gains
            included in income as reported                                7.1               4.4               8.0              26.0
                                                             ----------------  ----------------  ----------------  ----------------
        Pre-tax unrealized gains (losses) on securities
            carried at market value                                      46.5             (24.3)             46.2            (101.1)
        Deferred income taxes (credits)                                  16.4              (8.5)             16.4             (35.5)
                                                             ----------------  ----------------  ----------------  ----------------
        Net unrealized gains (losses) on securities                      30.1             (15.7)             29.8             (65.6)
                                                             ----------------  ----------------  ----------------  ----------------
    Net adjustments                                                      29.4             (15.6)             28.0             (64.3)
                                                             ----------------  ----------------  ----------------  ----------------

Comprehensive income                                                   $109.5             $24.3            $232.9            $113.4
                                                             ================  ================  ================  ================

See accompanying notes.

                                                                               6

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                               -----------------------------------
                                                                                                     2000               1999
                                                                                               ----------------   ----------------
Cash flows from operating activities:
   Net income                                                                                            $204.8             $177.6
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     1.2               (9.4)
      Premiums and other receivables                                                                      (21.4)             (26.1)
      Unpaid claims and related items                                                                     (37.8)             (25.2)
      Future policy benefits and policyholders' funds                                                      12.3                9.1
      Income taxes                                                                                         53.2               43.9
      Reinsurance balances and funds                                                                       (6.8)              (1.4)
      Accounts payable, accrued expenses and other                                                          2.0               19.8
                                                                                               ----------------   ----------------
   Total                                                                                                  207.6              188.4
                                                                                               ----------------   ----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                       204.0              142.4
      Available for sale:
         Maturities and early calls                                                                       147.4              111.2
         Other                                                                                             87.0              124.4
   Sales of equity securities                                                                              29.9               33.0
   Sales of other investments                                                                               1.9                1.0
   Sales of fixed asset for company use                                                                     0.8                2.1
   Purchases of fixed maturity securities:
      Held to maturity                                                                                    (19.6)            (108.2)
      Available for sale                                                                                 (399.0)            (366.9)
   Purchases of equity securities                                                                        (110.6)             (42.3)
   Purchases of other investments                                                                         (14.7)             (15.1)
   Purchases of fixed assets for company use                                                               (9.0)             (12.0)
   Proceeds from sale of subsidiary                                                                         ---               25.3
   Cash and short-term investments of subsidiary sold                                                       ---              (31.4)
   Other-net                                                                                              (10.9)              (0.1)
                                                                                               ----------------   ----------------
   Total                                                                                                  (92.7)            (136.6)
                                                                                               ----------------   ----------------

Cash flows from financing activities:
   Increase in term loans                                                                                  52.0               28.0
   Issuance of preferred and common stocks                                                                  7.7                2.8
   Repayments of term loans                                                                               (30.0)             (18.0)
   Redemption of debentures and notes                                                                      (2.6)              (1.9)
   Dividends on common shares                                                                             (48.4)             (46.7)
   Dividends on preferred shares                                                                            ---               (0.1)
   Purchase of treasury stock                                                                             (66.4)            (133.9)
   Other-net                                                                                               (0.9)               2.3
                                                                                               ----------------   ----------------
   Total                                                                                                  (88.7)            (167.4)
                                                                                               ----------------   ----------------

Increase (decrease) in cash and short-term investments                                                     26.1             (115.7)
   Cash and short-term investments, beginning of period                                                   294.1              400.5
                                                                                               ----------------   ----------------
   Cash and short-term investments, end of period                                                        $320.2             $284.8
                                                                                               ================   ================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                               $9.7               $5.2
                                                                                               ================   ================
                                    Income taxes                                                          $35.7              $28.3
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

                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    -----------------------------    -----------------------------
                                                                        2000            1999              2000           1999
                                                                    -------------   -------------    -------------   -------------
     Numerator:
       Income before extraordinary item.........................    $        80.0   $        39.9    $       204.8   $       177.6
       Less Preferred stock dividends...........................               --              --               --              .1
                                                                    -------------   -------------    -------------   -------------

       Numerator for basic earnings per share -
         income available to common stockholders................             80.0            39.9            204.7           177.5

       Effect of dilutive securities:
       Convertible preferred stock dividends....................               --              --               --              .1
                                                                    -------------   -------------    -------------   -------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................    $        80.0   $        39.9    $       204.8   $       177.6
                                                                    =============   =============    =============   =============


     Denominator:
       Denominator for basic earnings per share -
         weighted-average shares................................      117,788,947     128,183,125      119,224,170     130,536,390

       Effect of dilutive securities:
       Stock options............................................        1,341,995         618,647          646,484         762,966
       Convertible preferred stock..............................          131,934         153,958          133,463         184,051
                                                                    -------------   -------------    -------------   -------------
       Dilutive potential common shares.........................        1,473,929         772,605          779,947         947,017
                                                                    -------------   -------------    -------------   -------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................      119,262,876     128,955,730      120,004,117     131,483,407
                                                                    =============   =============    =============   =============


     Basic earnings per share...................................    $         .68   $         .31    $        1.72   $        1.36
                                                                    =============   =============    =============   =============
     Diluted earnings per share.................................    $         .67   $         .31    $        1.71   $        1.35
                                                                    =============   =============    =============   =============

3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $20.1 at September 30, 2000. Unrealized appreciation of investments, before applicable deferred income taxes of $11.3, at September 30, 2000 included gross unrealized gains and (losses) of $72.9 and $(41.4), respectively.

     For the nine months ended September 30, 2000 and 1999, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $29.8 and $(65.6), respectively.

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

                                                       Segment Reporting
       ---------------------------------------------------------------------------------------------------------------------------
                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    -----------------------------    -----------------------------
                                                                        2000            1999             2000            1999
                                                                    -------------   -------------    -------------   -------------
       General Insurance Group:
         Net premiums earned....................................    $       211.3   $       213.7    $       632.1   $       635.9
         Net investment income and other income(a)..............             49.2            50.3            148.1           150.6
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       260.5   $       264.0    $       780.2   $       786.6
                                                                    =============   =============    =============   =============
         Income before taxes (credits)..........................    $        29.7   $         2.4    $        80.3   $        65.8
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $         7.0   $        (2.5)   $        17.8   $        12.4
                                                                    =============   =============    =============   =============


       Mortgage Guaranty Group:
         Net premiums earned....................................    $        82.9   $        72.9    $       245.1   $       223.9
         Net investment income and other income(a)..............             16.0            13.5             45.4            41.6
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $        98.9   $        86.4    $       290.5   $       265.5
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        65.6   $        44.4    $       176.5   $       130.4
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $        22.2   $        14.7    $        59.4   $        43.3
                                                                    =============   =============    =============   =============


       Title Insurance Group:
         Net premiums earned....................................    $        79.6   $        93.0    $       226.4   $       273.0
         Title, escrow and other fees  .........................             49.9            52.0            139.1           169.4
                                                                    -------------   -------------    -------------   -------------
              Subtotal..........................................            129.6           145.1            365.6           442.5
         Net investment income and other income(a)..............              6.1             5.8             18.4            17.1
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       135.7   $       150.9    $       384.1   $       459.7
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        13.9   $         4.2    $        30.4   $        34.6
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         4.7   $         1.3    $        10.1   $        11.6
                                                                    =============   =============    =============   =============

       Life Insurance Group (c):
         Net premiums earned....................................    $        12.1   $        10.1    $        40.8   $        40.2
         Net investment income and other income(a)..............              2.1             2.1              6.4             6.5
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $        14.2   $        12.8    $        47.3   $        46.7
                                                                    =============   =============    =============   =============
         Income (loss) before taxes (credits)...................    $         1.5   $         (.4)   $         3.7   $        (1.8)
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $          .5   $         (.2)   $          .7   $         (.9)
                                                                    =============   =============    =============   =============

                                                                               9

                                             Reconciliations of Segments to Consolidated
              ---------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                  Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    -----------------------------    -----------------------------
                                                                        2000            1999             2000            1999
                                                                    -------------   -------------    -------------   -------------
       Revenues:
         Total revenues for reportable segments.................    $       509.6   $       513.7    $     1,502.2   $     1,558.6
         Net realized investment gains..........................              7.1             4.4              8.0            26.0
         Other revenues.........................................              4.3             2.1             13.7             6.8
         Elimination of intersegment revenues (b)...............             (3.3)           (1.7)           (10.8)           (4.1)
                                                                    -------------   -------------    -------------   -------------
              Total consolidated revenues.......................    $       517.8   $       518.5    $     1,513.2   $     1,587.2
                                                                    =============   =============    =============   =============


       Income before taxes:
         Total income before taxes of reportable segments.......    $       110.9   $        50.8    $       291.0  $        229.0
         Net realized investment gains..........................              7.1             4.4              8.0            26.0
         Other revenues - net...................................             (2.4)           (1.3)            (7.8)           (5.2)
         Elimination of intersegment profits (b)................              ---             ---              ---             (.3)
                                                                    -------------   -------------    -------------  --------------
         Income before income taxes and
              extraordinary items...............................    $       115.6   $        53.9    $       291.3  $        249.5
                                                                    =============   =============    =============  ==============

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

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted in (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses, which will ultimately lead to a successful resolution of these practices. Through September 30, 2000 the subsidiary had paid or otherwise provided reserves aggregating $38.3 million to cover its best estimate of litigation and related costs associated with all these issues.

     In mid October the California Department of Insurance (CDI) filed a complaint against the above named subsidiary. The complaint alleges violations of certain sections of the Insurance Code that prohibit any form of considerations to induce the referral of business to a title company. The CDI is seeking a maximum monetary penalty of $3.8 million. The Company has not had sufficient time to evaluate the complaint, and, accordingly, no provision for any liability has been included in the Company's financial statements as of September 30, 2000.

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

                                                                              10
                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 2000 reflected increases in assets, liabilities and common shareholders' equity of 2.2%, 0.5%, and 5.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.1% and 69.6% of consolidated assets as of September 30, 2000 and December 31, 1999, respectively. Consolidated operating cash flow was positive at $207.6 million in the latest nine month period, compared to $188.4 million in the same period of 1999.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2000 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including operating cash needs and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 2000, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivaties. During the first nine months of 2000, Old Republic's investment in equity securities increased by 67.8% vis-a-vis the related invested balance at year-end 1999 due to securities acquired and unrealized gains during the period. At September 30, 2000, the Company had no investments in default as to principal and/or interest.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

Old Republic's capitalization of $2.55 billion at September 30, 2000 consisted of debt of $225.4 million, convertible preferred stock of $.7 million and common shareholders' equity of $2.32 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 2000 reflects primarily the retention of earnings in excess of dividend requirements, an increase in the value of bonds and stocks carried at market values and the reacquisition of $66.4 million of common shares pursuant to previously announced stock buy-back programs. In March 2000, the Company canceled 36.4 million common shares previously reported as treasury stock; this had no effect on total shareholders' equity or financial condition of the Company.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the third quarter of 2000 amounted to $436.0 million, 1.3% below the amount reported for the same quarter of 1999. For the third quarter of 2000, the Company's General Insurance Group reported earned premium volume of $211.3 million, down 1.1% from $213.7 million a year ago. The slight decrease in premium reflects the Company's attempt to obtain rate increases in a market place that remains quite competitive. Mortgage Guaranty Group premiums increased by 13.8% to $82.9 million from $72.9 million in the year-ago quarter. Title Group premium and fee revenues decreased 10.7% to $129.6 million in the third quarter of 2000 when compared to the same quarter of 1999. The decrease in Title Group revenues is due to mortgage lending activity subsiding and refinancings declining significantly as interest rates charged for home mortgages have risen in the past several quarters. The Life Group's premium volume of $12.1 million represents a 20.5% increase over the $10.1 million reported in the year-ago quarter.

Consolidated  net  premiums  and fees  earned in the first  nine  months of 2000 amounted to $1.28 billion, or 4.4% less than the amount reported for the same 1999 period. The General Insurance Group's net premiums earned decreased 0.6% to $632.1 million in the first nine months of 2000. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $245.1 million, an increase of 9.4%. The Title Insurance Group reported premiums and fees in the first nine months of 2000 of $365.6 million, down from $442.5 million in the year-ago period. Life Insurance Group premiums increased 1.6% to $40.8 million during the same 2000 period. The above-cited factors for the third quarter of 2000 had similar effects on first nine months of 2000 premiums and fees revenues.

Consolidated net investment income was $203.0 million in the first nine months of 2000 and $68.0 million in the third quarter of 2000 compared to $196.8 million and $66.0 million, respectively, in the same quarter and nine month periods of 1999. This revenue source reflects a slightly higher invested asset base and an up trend in yields obtained on fixed maturity securities. The average annualized yield on investments was approximately 5.6% and 5.5% at the end of September 30, 2000 and 1999, respectively.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $8.0 million in the first nine months of 2000 were mostly due to the sale of equity securities. Dispositions of securities were primarily the result of scheduled maturities of bonds and notes and sales of equity securities. For the first nine months of 2000, 80.2 % of total dispositions represented maturities and early calls of existing holdings; for the year ago period in 1999, these transactions amounted to 67.1% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 44% and 46% in the first nine months of 2000 and 1999, respectively. For the third quarter of each year, these ratios were 41% in 2000 and 50% in 1999. For both the third quarter and year-to-date periods of the current year, the General Insurance claims ratio continued to reflect relatively high claim severity for commercial automobile (truck) insurance in particular. Compared to second half 1999 experience, however, the impact of this factor was less pronounced. Mortgage Guaranty claim costs were lower during the first nine months of 2000 compared to the same period in 1999 mostly due to a continued decline in loan default rates and much higher cure ratios driven by strong employment and good general economic conditions. Title claims costs were lower in 2000 as a result of declining claims emergence trends. Life Group claim costs benefited in the latest nine months mostly from fewer travel accident claims.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned were approximately 50% and 53% in the first nine months of 2000 and 1999, respectively. These ratios were 50% and 55% for the third quarters of 2000 and 1999, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio remained basically flat for the first nine months of 2000 compared to the same period in 1999. The mortgage guaranty segment's expense ratio moved down due to lower costs associated with an enhancement of information systems basically completed in 1999 and a decrease in contract underwriting services. The insurance expense ratio for the title segment was higher in the first nine months of 2000 compared to the same period in 1999 due in part to a decrease in premium and fees volume without a proportional reduction in expenses. Consolidated interest and other charges increased $5.1 million in the first nine months of 2000 versus the same period a year ago due primarily to interest costs on an increased debt level.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 114.4% in the third quarter and 16.7% in the first nine months of 2000 when compared to the same periods one year ago. The Corporation's General, Mortgage Guaranty and Life Insurance segments reflected higher third quarter and year to date pre-tax operating earnings while the Title Insurance operations posted an increase in pre-tax operating earnings in this year's third quarter and a decrease in the first nine months. Realized gains on sales of securities were higher for the most recent quarter and significantly lower for the current year to date period.

The effective consolidated income tax rate was 31% and 30% in the third quarter and nine month period of 2000, respectively, and 26% and 29% in the third quarter and nine month period of 1999, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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




                                         Old Republic International Corporation
                                         ---------------------------------------
                                                     (Registrant)





Date: November 10, 2000
     -------------------






                                                    /s/ Paul D. Adams
                                         ---------------------------------------
                                                        P. D. Adams
                                                  Senior Vice President &
                                                  Chief Financial Officer