Form 10-K405
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-03-28
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 2000
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from _____________________ to _____________________
   Commission File Number: 0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               No. 36-2678171
--------------------------------------------   ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois                 60601
--------------------------------------------   ---------------------------------
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: 312-346-8100
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                            Share/Par Value Outstanding   Name of each exchange
    Title of each class          February 28, 2001         on which registered
--------------------------  ---------------------------  -----------------------
7% Subordinated Debentures
  Due June 15, 2007                 $115,000,000         New York Stock Exchange
                            ---------------------------  -----------------------
Common Stock/$1 par value            118,498,191         New York Stock Exchange
                            ---------------------------  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ / No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 28, 2001 was $3,347,573,896.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

          Title                                                Part

Proxy statement for the 2001
  Annual Meeting of Shareholders                   III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 55)   IV, Item 14



                                  -----------
                        There are 56 pages in this report

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

                                                                                 ($ in Millions)
                                                --------------------------------------------------------------------------------
                                                                            Years Ended December 31,
                                                --------------------------------------------------------------------------------
                                                           Net Revenues (b)                      Income (Loss) Before Taxes
                                                -------------------------------------     --------------------------------------
                                                    2000          1999         1998            2000         1999          1998
                                                ----------   -----------   ----------     -----------   ----------    ----------
    General ...............................     $  1,057.1   $   1,053.2   $  1,111.3     $     116.9   $     69.7    $    192.0
    Mortgage Guaranty......................          395.3         355.9        348.3           240.1        177.3         155.3
    Title..................................          518.7         597.1        578.8            40.3         44.0          64.6
    Life...................................           62.0          62.8         72.7             5.3          3.1           6.6
    Other Operations - Net.................            3.6           3.4          7.4           (10.0)        (6.8)         (4.9)
                                                ----------   -----------   ----------     -----------   ----------    ----------
      Subtotal.............................        2,036.9       2,072.6      2,118.7           392.7        287.5         413.7
    Realized Investment Gains..............           33.6          29.5         53.0            33.6         29.5          53.0
                                                ----------   -----------   ----------     -----------   ----------    ----------
      Total................................     $  2,070.6   $   2,102.1   $  2,171.7     $     426.4   $    317.0    $    466.7
                                                ==========   ===========   ==========     ===========   ==========    ==========

                                                                                                   Assets at December 31,
                                                                                          --------------------------------------
                                                                                             2000          1999          1998
                                                                                          -----------   ----------    ----------
    General.............................................................................  $   5,111.4   $  5,052.7    $  5,160.2
    Mortgage Guaranty...................................................................      1,483.3      1,262.7       1,092.2
    Title...............................................................................        491.2        482.4         460.9
    Life................................................................................        244.5        249.6(c)      329.5
                                                                                          -----------   ----------    ----------
      Consolidated......................................................................  $   7,281.4   $  6,938.4    $  7,019.7
                                                                                          ===========   ==========    ==========

------------
(a) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(c) In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position.

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

     The Corporation has over the past several years diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2000, production of commercial automobile (principally trucking) direct insurance premiums accounted for 41.9% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 17.6% and 10.1%, respectively, of consolidated direct premiums written.

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

     Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential real estate loan insurance business is originated, approximately 15% by savings and loan associations, 65% by mortgage bankers and 20% by other lenders. The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well-being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.

     Annual, monthly and single premium plans for residential real estate loan insurance are offered. Annual plans provide coverage on a year to year basis with first year premiums being dependent on the loan-to-value ratio and the coverage offered. Annual renewal premiums are charged on the basis of the outstanding loan balance on the anniversary date, or, if selected, on the original loan balance. Monthly plans provide coverage on a month-to-month basis with premiums being dependent on the loan-to-value ratio and the coverage offered. In the case of monthly premium plans, the first month and all renewal months are charged on the basis of the outstanding loan amount on the anniversary date or, if selected, on the original loan balance. Single premium plans provide coverage for a period of three to fifteen years, or the number of years required to amortize a standard mortgage to an 80% loan-to-value ratio, if selected. The premium charged similarly depends on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be owner occupied. Approximately 11% and 87%, respectively, of the residential real estate loan insurance in force at December 31, 2000, has been written under annual and monthly premium plans. Monthly premium plans, a product that was introduced in 1993, accounted for approximately 98% of the new business written in 2000.

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

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Mortgage Guaranty and Title insurance groups; and 2) a summary of net retained life insurance in force at the end of the years shown:

                                                                                          ($ in Millions)
                                                                       -----------------------------------------------------
                                                                                      Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                            2000                1999                1998
                                                                       --------------       -------------      -------------
General Insurance Group:
  Overall Experience:
  Net Premiums Written...............................................  $        885.4       $       854.9      $       892.1
  Net Premiums Earned (a)............................................  $        859.8       $       854.5      $       903.1
  Loss Ratio.........................................................             78%                 83%                72%
  Policyholders' Dividend Ratio......................................              -%                  -%                 -%
  Expense Ratio(a)...................................................             28%                 29%                28%
                                                                       --------------       -------------      -------------
  Composite Ratio....................................................            106%                112%               100%
                                                                       ==============       =============      =============

  Experience by Major Coverages:
  Commercial Automobile (Principally trucking):
  Net Premiums Earned (a)............................................  $        421.4       $       463.3      $       476.0
  Loss Ratio.........................................................             91%                 99%                83%
                                                                       ==============       =============      =============

  Workers' Compensation:
  Net Premiums Earned (a)............................................  $        139.4       $       115.3      $       148.9
  Loss Ratio.........................................................             89%                 61%                56%
  Policyholders' Dividend Ratio......................................              -%                  3%                 -%
                                                                       ==============       =============      =============

  General Liability:
  Net Premiums Earned (a)............................................  $         42.7       $        42.4      $        49.8
  Loss Ratio.........................................................             56%                 60%                33%
                                                                       ==============       =============      =============

  Property and Other Coverages:
  Net Premiums Earned (a)............................................  $        256.2       $       233.5      $       228.4
  Loss Ratio.........................................................             54%                 67%                67%
                                                                       ==============       =============      =============

Mortgage Guaranty Group:(b)
  Net Premiums Earned................................................  $        331.4       $       300.3      $       290.7
  Loss Ratio.........................................................             15%                 22%                27%
  Expense Ratio......................................................             30%                 34%                33%
                                                                       --------------       -------------      -------------
  Composite Ratio....................................................             45%                 56%                60%
                                                                       ==============       =============      =============

Title Insurance Group:(b)(c)
  Net Premiums Earned................................................  $        307.6       $       359.3      $       315.8
  Combined Net Premiums & Fees Earned................................  $        494.0       $       573.8      $       558.2
  Loss Ratio.........................................................              4%                  5%                 5%
  Expense Ratio......................................................             93%                 91%                87%
                                                                       --------------       -------------      -------------
  Composite Ratio....................................................             97%                 96%                92%
                                                                       ==============       =============      =============

Net Retained Life Insurance In Force:
  Ordinary Life......................................................  $      6,603.7       $     7,529.1      $     6,414.0
  Credit and Other Life..............................................           245.4               367.4              326.5
                                                                       --------------       -------------      -------------
     Total...........................................................  $      6,849.1       $     7,896.5      $     6,740.5
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

     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. The variability of claims experience is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. The general insurance portion of the claims ratio improved in 2000 compared to 1999's; the latter was significantly higher when compared to that for 1998. Greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in the last two calendar years. The higher ratios were largely attributable to commercial automobile (truck) liability insurance coverages, though smaller parts of Old Republic's risk transfer business also experienced increases in 1999 in particular, when compared to 2000 and 1998.

     The loss ratio for mortgage guaranty insurance declined in each of the last three years; the improvement was mostly attributable to the strong employment and good general economic conditions which have led to lower loan default rates, and much higher cure rates for loans exhibiting payment difficulties. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992.

     The decrease in net ordinary life insurance in force is attributed to a reduction in new business written during 2000.


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

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $151.7 million, $154.4 million and $169.5 million, as of December 31, 2000, 1999, and 1998, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     The following table shows the indicated deficiencies or redundancies for the years 1990 to 2000. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business may offset, in whole or in part, such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                                   ($ in Millions/Percentages to Nearest Whole Point)
------------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:               1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
                                     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability (1) for unpaid
    claims and claim adjustment
    expenses(2):                   $1,435   $1,540   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846   $1,742   $1,699   $1,661
                                   ================================================================================================
(c) Paid (cumulative) as of (3):
    One year later                    22%      25%      21%      21%      22%      23%      21%      24%      25%      25%       -%
    Two years later                   37       37       34       35       37       35       36       40       40        -        -
    Three years later                 45       45       43       44       44       45       46       49        -        -        -
    Four years later                  51       52       50       49       51       51       52        -        -        -        -
    Five years later                  56       57       53       54       56       55        -        -        -        -        -
    Six years later                   60       59       57       58       59        -        -        -        -        -        -
    Seven years later                 62       62       60       61        -        -        -        -        -        -        -
    Eight years later                 65       65       62        -        -        -        -        -        -        -        -
    Nine years later                  68       67        -        -        -        -        -        -        -        -        -
    Ten years later                   69%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                   ================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    One year later                   100%      99%      97%      95%      95%      96%      94%      93%      96%      96%       -%
    Two years later                  100       97       94       91       93       92       88       89       93        -        -
    Three years later                 99       96       93       93       90       87       84       87        -        -        -
    Four years later                  99       97       96       91       87       83       82        -        -        -        -
    Five years later                 100      100       95       89       84       82        -        -        -        -        -
    Six years later                  103       99       93       86       84        -        -        -        -        -        -
    Seven years later                103       98       92       86        -        -        -        -        -        -        -
    Eight years later                102       96       92        -        -        -        -        -        -        -        -
    Nine years later                 101       96        -        -        -        -        -        -        -        -        -
    Ten years later                  101%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                   ================================================================================================

(e) Redundancy (deficiency)(5):
    For each year-end at (a):         -1%       4%       8%      14%      16%      18%      18%      13%       7%       4%       -%
                                   ================================================================================================

    Average for all year-ends
    at (a):                                                                                                                   10.4%
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

                                                                                                     ($ in Millions)
                                                                                         --------------------------------------
                                                                                                 Years Ended December 31,
                                                                                         --------------------------------------
                                                                                             2000          1999          1998
                                                                                         -----------   -----------   ----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the beginning of each year, net of reinsurance losses recoverable............   $   1,699.2   $   1,741.9   $  1,845.9
                                                                                         -----------   -----------   ----------
    Incurred claims and claim adjustment expenses:
      Provisions for insured events of the current year...............................         690.2         734.6        728.0
      Change in provision for insured events of prior years...........................         (66.6)        (66.4)      (123.8)
                                                                                         -----------   -----------   ----------
             Total incurred claims and claim adjustment expenses......................         623.6         668.2        604.2
                                                                                         -----------   -----------   ----------
    Payments:
      Claims and claim adjustment expenses attributable to insured
           events of the current year.................................................         258.7         298.0        322.4
      Claims and claim adjustment expenses attributable to insured
           events of prior years......................................................         402.6         412.9        385.8
                                                                                         -----------   -----------   ----------
             Total payments...........................................................         661.3         710.9        708.2
                                                                                         -----------   -----------   ----------
    Amount of reserves for unpaid claims and claim adjustment expenses
      at the end of each year (2), net of reinsurance losses recoverable..............       1,661.5       1,699.2      1,741.9
    Reinsurance losses recoverable....................................................       1,235.0       1,238.2      1,190.8
                                                                                         -----------   -----------   ----------
    Amount of reserves for unpaid claims and claim adjustment expenses................   $   2,896.5   $   2,937.4   $  2,932.7
                                                                                         ===========   ===========   ==========

------------
(1)  Excluding unallocated loss adjustment expense reserves.
(2) Reserves for incurred but not reported losses amounted to approximately 24.8%, 24.9% and 29.9% of the totals shown as of December 31, 2000, 1999 and 1998, respectively.

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

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 2000, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $75.3 million gross, and $39.4 million, net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 10.0 years (gross) and 15.5 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. In light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 2000, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                                                  Consolidated Investments
                                                       ($ in Millions)
                                                        December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000              1999             1998
                                                                                ------------     -------------     ------------
    Held to Maturity
    Fixed Maturity Securities:
       Utilities..............................................................  $      777.5     $       866.0     $      926.1
       Tax-Exempt.............................................................       1,299.8           1,382.0          1,405.4
       Redeemable Preferred Stocks............................................            .6                .8               .8
                                                                                ------------     -------------     ------------
                                                                                     2,078.0           2,248.8          2,332.3
                                                                                ------------     -------------     ------------

    Other long-term investments...............................................          55.2              41.7             25.1
                                                                                ------------     -------------     ------------
       Total held to maturity.................................................       2,133.3           2,290.5          2,357.5
                                                                                ------------     -------------     ------------

    Available for Sale
    Fixed Maturity Securities:
       U.S. & Canadian Governments............................................         709.2             632.7            619.1
       Corporate..............................................................       1,523.0           1,379.5          1,335.3
                                                                                ------------     -------------     ------------
                                                                                     2,232.2           2,012.3          1,954.4
                                                                                ------------     -------------     ------------

    Equity Securities:
       Perpetual Preferred Stocks.............................................           2.6               2.6              2.7
       Common Stocks..........................................................         292.9             157.5            162.1
                                                                                ------------     -------------     ------------
                                                                                       295.5             160.1            164.8
                                                                                ------------     -------------     ------------

    Short-term Investments....................................................         378.0             276.5            377.6
                                                                                ------------     -------------     ------------
          Total available for sale............................................       2,905.8           2,449.0          2,497.0
                                                                                ------------     -------------     ------------

    Total Investments.........................................................  $    5,039.1     $     4,739.6     $    4,854.5
                                                                                ============     =============     ============

-------------------------------------------------------------------------------------------------------------------------------

                                              Sources of Consolidated Investment Income
                                                           ($ in Millions)
                                                      Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000             1999              1998
                                                                                ------------     -------------     ------------
    Fixed Maturity Securities:
       Taxable................................................................  $      181.7     $       175.5     $      186.5
       Tax-Exempt.............................................................          63.9              66.3             64.6
       Redeemable Preferred Stocks............................................           -                 -                -
                                                                                ------------     -------------     ------------
                                                                                       245.7             241.9            251.2
                                                                                ------------     -------------     ------------
    Equity Securities:
       Perpetual Preferred Stocks.............................................            .1                .1               .2
       Common Stocks..........................................................           7.4               3.8              2.6
                                                                                ------------     -------------     ------------
                                                                                         7.6               3.9              2.8
                                                                                ------------     -------------     ------------
    Other Investment Income:
       Interest on Short-term Investments.....................................          18.3              14.2             17.1
       Sundry.................................................................           8.6               9.3              8.5
                                                                                ------------     -------------     ------------
                                                                                        26.9              23.5             25.7
                                                                                ------------     -------------     ------------
    Gross Investment Income...................................................         280.2             269.5            279.7
       Less: Investment Expenses (a)..........................................           6.2               6.2              6.5
                                                                                ------------     -------------     ------------
    Net Investment Income.....................................................  $      273.9     $       263.2     $      273.1
                                                                                ============     =============     ============

------------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $1.5, $1.5 and $1.5 for the years ended December 31, 2000, 1999 and 1998, respectively.


     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had bond and note investments in default as to principal and/or interest of $5.1 at December 31, 2000 and none at December 31, 1999.

     The Company's investment policies have not been designed to maximize realized investment gains. Such gains in most recent years were mostly due to the sale of equity securities. Dispositions of securities were principally the result of scheduled maturities of bonds and notes and sales of equity securities. The Company's invested assets as of December 31, 2000 have been classified solely as "held to maturity" or "available for sale" pursuant to the existing investment policy.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 2000 and 1999, are shown in the following tables. These investments, $4.3 billion and $4.2 billion at December 31, 2000 and 1999, respectively, represented approximately 59% and 61%, respectively, of consolidated assets as of such dates, and 89% and 90%, respectively, of consolidated liabilities as of such dates.

------------------------------------------------------------------------------------------------------------------------------
                                                       Independent Ratings (a)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                2000                   1999
                                                                                             ----------             ----------
                                                                                                    (% of total portfolio)
    Aaa....................................................................................     29.5%                  28.8%
    Aa.....................................................................................     30.1                   30.9
    A  ....................................................................................     31.6                   32.2
    Baa....................................................................................      7.5                    7.2
                                                                                             ----------             ----------
       Total investment grade..............................................................     98.7                   99.1
    All others (b).........................................................................      1.3                     .9
                                                                                             ----------             ----------
       Total...............................................................................    100.0%                 100.0%
                                                                                             ==========             ==========

------------
(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.
(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

------------------------------------------------------------------------------------------------------------------------------
                                                    Maturity Distribution
------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                2000                   1999
                                                                                             ----------             ----------
                                                                                                    (% of total portfolio)
    Due in one year or less................................................................     11.1%                  10.2%
    Due after one year through five years..................................................     51.5                   51.2
    Due after five years through ten years.................................................     36.3                   37.3
    Due after ten years through fifteen years..............................................       .1                     .1
    Due after fifteen years................................................................      1.0                    1.2
                                                                                            -----------            -----------
                                                                                               100.0%                 100.0%
                                                                                            ===========            ===========

    Average life, including short-term investments (years).................................      4.0                    4.2
                                                                                            ===========            ===========
------------------------------------------------------------------------------------------------------------------------------

(c) Marketing. Commercial automobile, workers' compensation and general liability insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 2000.

    Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on savings and loan associations, other lending institutions, and mortgage bankers. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

    The Mortgage Guaranty segment's ten largest customers were responsible for approximately 60.3%, 48.9% and 44.5% of direct insurance in force for the years ended December 31, 2000, 1999 and 1998, respectively. The largest single customer accounted for 11.7% of the direct insurance in force for the year ended December 31, 2000 compared to 9.5% in 1999 and 9.0% in 1998.

    A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 246 Company offices located in 32 states and through agencies and underwritten title companies in Guam, Puerto Rico, the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission for services. During 2000, approximately 54% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

    At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 48 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

----------------------------------------------------------------------------------------------------------------------------
                                    Geographical Distribution of Direct Premiums Written
----------------------------------------------------------------------------------------------------------------------------

                                                                                  2000              1999             1998
                                                                               ----------        ----------       ----------
United States:
   Northeast.................................................................      7.0%              7.0%              6.4%
   Mid-Atlantic..............................................................      7.8               7.3               7.2
   Southeast.................................................................     17.9              17.5              16.3
   Southwest.................................................................     12.4              11.7              11.8
   East North Central........................................................     15.5              16.2              16.3
   West North Central........................................................     14.8              14.8              15.0
   Mountain..................................................................      8.6               8.4               8.3
   Western...................................................................     13.3              14.2              15.7
Foreign (Principally Canada).................................................      2.7               2.9               3.0
                                                                               ----------        ----------       ----------
       Total.................................................................    100.0%            100.0%            100.0%
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

     Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): workers' compensation-$1,000,000; auto liability-$600,000; general liability-$600,000; and property coverages-$300,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $29,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

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

(g) Employees. As of December 31, 2000, Old Republic employed approximately 5,815 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Ten smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 2000 was approximately $19.1 million.

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

     The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which might require a re-evaluation of previously settled or denied workers' compensation claims, are being challenged in court by the insurance and coal mining industries. At this time, the outcome of this challenge is uncertain and the potential impact on gross and net of reinsurance reserves or retrospective rating policies due to the revised regulations is not measurable.

     In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgement motion filed by the Company's subsidiary and dismissed the law suit. The class plaintiffs have appealed and the appeal is currently before the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the additional cost of defense, has been included in the Company's financial statements.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted at (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses which will ultimately lead to a successful resolution of these practices. Through December 31, 2000, as the litigation has progressed on several fronts and additional information has come to its attention, the subsidiary has continually reevaluated its exposures and it has paid or otherwise provided cumulatively $39.8 million for its best estimate of litigation and related costs associated with all these issues.

     In mid October, 2000, the California Department of Insurance (CDI) filed a complaint against the above referenced subsidiary. The complaint alleges violations of certain sections of the Insurance Code that prohibit any form of considerations to induce the referral of business to a title company. The CDI is seeking a maximum monetary penalty of $3.8 million. The Company believes it has meritorious defenses to the allegations and that its overall claim and other expense accruals are sufficient to cover these and other known exposures.


Item 4-Submission of Matters to a Vote of Security Holders

     None

Item 4(a)-Executive Officers of the Registrant

Name                Age   Position
------------------  ---   -----------------------------------------------------
Paul D. Adams        55   Senior Vice  President, Chief Financial Officer  since
                          1990 and Treasurer since 1993.

Spencer LeRoy, III   54   Senior Vice  President, General Counsel, and Secretary
                          since 1992.

William A. Simpson   59   Senior Vice President/Mortgage  Guaranty, and Director
                          since 1980. President since 1972 of Republic  Mortgage
                          Insurance Company, a wholly-owned subsidiary.

A. C. Zucaro         61   Chief  Executive  Officer,   President,  Director  and
                          Chairman of the Board since 1990, 1981, 1976 and 1993, respectively.

     The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers has been employed in executive capacities with the Company and/or its subsidiaries for the past five years.


                                     PART II

Item 5- Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                        Closing Price
                                                                                  ------------------------          Cash
                                                                                    High            Low           Dividends
                                                                                  --------        --------        ---------
1st quarter     1999............................................................  $  22.56        $  18.25        $     .10
2nd quarter     1999............................................................     20.31           16.88              .13
3rd quarter     1999............................................................     18.00           14.44              .13
4th quarter     1999............................................................  $  14.94        $  12.38        $     .13
                                                                                  ========        ========        =========

1st quarter     2000............................................................  $  13.75        $  10.75        $     .13
2nd quarter     2000............................................................     18.56           12.38              .14
3rd quarter     2000............................................................     26.44           17.25              .14
4th quarter     2000............................................................  $  32.00        $  21.25        $     .14
                                                                                  ========        ========        =========

As of January 31, 2001, there were 3,276 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2000.

Item 6-Selected Financial Data
Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                2000             1999             1998             1997            1996
                                           -------------    -------------    -------------    -------------   -------------
FINANCIAL POSITION ($ millions):
  Cash and Invested Assets (a)..........   $     5,144.3    $     4,828.5    $     4,948.6    $     4,819.9   $     4,521.8
  Other Assets..........................         2,137.1          2,109.8          2,071.1          2,103.5         2,134.3
        Total Assets....................         7,281.4          6,938.4          7,019.7          6,923.4         6,656.2
  Liabilities, Other than Debt..........         4,604.0          4,530.8          4,569.1          4,627.2         4,581.5
  Debt..................................           238.0            208.3            145.1            142.9           154.0
        Total Liabilities...............         4,842.0          4,739.2          4,714.2          4,770.2         4,735.6
  Preferred Stock.......................              .7               .7              1.2              1.0            20.6
  Common Shareholders' Equity...........         2,438.7          2,198.4          2,304.2          2,152.1         1,900.0
        Total Capitalization (b)........   $     2,677.4    $     2,407.5    $     2,450.6    $     2,296.1   $     2,074.6
                                           =============    =============    =============    =============   =============
---------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
  Net Premiums and Fees Earned..........   $     1,736.8    $     1,781.7    $     1,810.6    $     1,628.0   $     1,507.7
  Net Investment and Other Income.......           300.1            290.8            308.1            308.4           281.0
  Realized Investment Gains.............            33.6             29.5             53.0             26.3            15.1
        Net Revenues....................         2,070.6          2,102.1          2,171.7          1,962.8         1,803.9
  Benefits, Claims, Settlement
    Expenses and Dividends..............           761.2            833.0            782.1            787.6           752.0
  Underwriting and Other Expenses.......           882.9            952.0            922.8            748.5           709.4
        Income Taxes....................           131.0             92.9            145.8            129.2           108.5
  Income Before Items Below.............           297.5            226.8            323.7            298.1           234.8
  Extraordinary Item (c)................             -                -                -                -              (4.4)
                                           -------------    -------------    -------------    -------------   -------------
        Net Income......................   $       297.5    $       226.8    $       323.7    $       298.1   $       230.3
                                           =============    =============    =============    =============   =============
------------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA:
  Net Income:
  Basic Earnings (d):
    Income Before Items Below...........   $        2.49    $        1.76    $        2.35    $        2.22   $        1.76
    Extraordinary Item (c)..............              -                -                -                -             (.03)
                                           -------------    -------------    -------------    -------------   -------------
        Net Income......................   $        2.49    $        1.76    $        2.35    $        2.22   $        1.73
                                           =============    =============    =============    =============   =============

  Diluted Earnings (e):
    Income Before Items Below...........   $        2.47    $        1.75    $        2.33    $        2.10   $        1.62
    Extraordinary Item (c)..............              -               -                -                -              (.03)
                                           -------------    -------------    -------------    -------------   -------------
        Net Income......................   $        2.47    $        1.75    $        2.33    $        2.10   $        1.59
                                           =============    =============    =============    =============   =============


  Dividends: Cash.......................   $        .550    $        .490    $        .387    $        .333   $        .278
                                           =============    =============    =============    =============   =============
             Stock......................              -%               -%               50%              -%             50%
                                           =============    =============    =============    =============   =============
  Book Value............................   $       20.62    $       17.99    $       17.27    $       15.59   $       14.57
                                           =============    =============    =============    =============   =============

  Common Shares (thousands):
    Outstanding.........................         118,253          122,199          133,402          138,069         130,408
                                           =============    =============    =============    =============   =============
    Average and Equivalent Shares:
                Basic...................         119,318          128,958          137,347          133,659         129,030
                                           =============    =============    =============    =============   =============
                Diluted.................         120,197          129,786          139,150          141,768         141,967
                                           =============    =============    =============    =============   =============

--------------------------------------------------------------------------------
See Notes on Following Page

Notes to Item 6-Selected Financial Data
--------------------------------------------------------------------------------

(a)  Consists of cash, investments and investment income due and accrued.
(b) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c) In February 1996, the Company called for the redemption of its 10% debentures maturing in 2018 ($75.0 principal amount), and its 5.75% convertible subordinated debentures maturing in 2002 ($110.0 principal amount). In April 1996, the Company called for redemption its 11.5% debentures maturing in 2015 ($30.0 principal amount). Redemption of the debentures was effected with internally available funds, while the subordinated debentures were converted by their terms into approximately
     9.6 million Old Republic common shares. The early retirement of the Company's debentures produced a net of tax charge of $4.4 or $.03 per share that has been reflected as an extraordinary item in 1996.
(d) Calculated after deduction of preferred stock dividend requirements of $.1 in 2000, $.1 in 1999, $.2 in 1998, $1.7 in 1997 and $7.5 in 1996.
(e) Calculated after deduction of preferred stock dividend requirements and, as applicable, after adjustment for post-tax convertible debentures interest of $4.0 in 1996.

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

                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 2000 reflected increases in assets, liabilities and common shareholders' equity of 4.9%, 2.2% and 10.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.6% and 69.6% of consolidated assets as of December 31, 2000 and 1999, respectively. Consolidated operations produced positive cash flows for the latest three years. 2000 cash flow returned to a level slightly above the amount reported for 1998. 1999 cash flow was down compared to 2000 and 1998 due mainly to lower contributions from Old Republic's general insurance segment. In 2000, the invested asset base increased 6.3% principally as a result of greater operating cash flow and an increase in the value of bonds and stocks carried at market value; this was offset slightly by cash outflow to finance the Company's stock buy back program.

     Relatively high short-term maturity investment positions are generally maintained to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including expected operating cash flows and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During 2000 and 1999, the Corporation committed most investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 2000 increased vis-a-vis the related invested balance at year-end 1999 due to securities acquired and unrealized gains during the period. At December 31, 2000, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets is expected to produce a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4,338.5, the long term fixed maturity investment portfolio has an average maturity of 4.4 years and an indicated duration of 3.8. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 3.8%, or $162. With regard to its $292.9 common stock portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $29.2 in the market value of the Company's common stock portfolio. These possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses as a likely combination of positive operating cash flow and the scheduled emergence of bond maturities should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

     The parent holding company generally meets its liquidity and capital needs through dividends paid by its subsidiaries and the issuance of short-term debt. The insurance subsidiaries' ability to pay cash dividends to the parent company, however, is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

     Old Republic's capitalization of $2,677.4 at December 31, 2000 consisted of long and short-term debt of $238.0, a minor amount of convertible preferred stock, and common shareholders' equity of $2,438.7. The changes in the common shareholders' equity account for the most recent three calendar years reflect primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, an increase during 2000 and 1998 compared to a decrease during 1999 in the value of bonds and stocks carried at market value, and the acquisition of $66.4, $188.1 and $151.1 in 2000, 1999 and 1998, respectively, of the Company's common shares in open market transactions. In March 2000, the Company canceled 36.4 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March 23, 2000 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 of common shares as market conditions would warrant during the two year period from that date; as of December 31, 2000 a total of $177.3 of this authorization remained unutilized.


                              RESULTS OF OPERATIONS
Revenues:

     Consolidated net premiums and fees earned decreased by 2.5% and 1.6% in 2000 and 1999, respectively, and increased by 11.2% in 1998. Property and liability earned premiums increased 0.5% in 2000, and decreased 5.4% and 0.4% in 1999 and 1998, respectively. Premium production trends in this segment in the past three years were generally affected by a soft pricing environment that, until late 1999, made it difficult for the Company to obtain rate increases in a market place that's remained quite competitive. During the year 2000, Old Republic continued to shed some of the business for which it was unable to obtain necessary rate relief. Growth in mortgage guaranty premiums for the past three years was enhanced principally by relatively strong mortgage lending activity nationwide and by greater persistency of business in force in 1999 and 2000. Title Group premiums and fee revenues decreased 13.9% in 2000, and increased 2.8% in 1999 and 38.9% in 1998. Greater housing and mortgage finance activity were the main reasons for the rise in revenues in 1999 and 1998; the decrease in 2000 resulted mostly from a substantial decline in refinancings. Life and disability premiums in 2000 were approximately the same as in 1999; they decreased in 1999 due to reduced volume of Canadian travel accident insurance, and increased during 1998 as a result of greater term life and accident insurance production.

     Net investment income grew by 4.1% and 0.9% in 2000 and 1998, respectively, and was down 3.6% in 1999. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing fixed maturity securities, and by changes in market yields. As previously noted, the Company used mostly internal funds in the three latest calendar years for open market purchases of its common stock, thus reducing the size and earning power of its invested assets base. The average annual yield on investments was 5.6%, 5.5% and 5.7% for the years ended December 31, 2000, 1999 and 1998, respectively. This yield pattern reflects at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, an uptrend in yields in 2000, and generally flat to declining yields during most of 1999 and 1998.

     The Company's investment policies are not designed to maximize realized investment gains. Such gains were higher in 1998 than those registered in 2000 and 1999, mostly due to the discretionary sale of equity securities as market and other considerations warranted. Dispositions of securities were principally the result of scheduled maturities of bonds and notes and sales of equity securities. In 2000, 79.9% of total dispositions represented contractual maturities and early calls of existing holdings; for the years 1999 and 1998 these amounted to 71.0% and 58.3%, respectively.

Expenses:

     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 43.8% in 2000, 46.8% in 1999 and 43.2% in 1998. The general insurance portion of the claims ratio improved in 2000 compared to 1999's; the ratio for the latter was significantly higher when compared to that for 1998. Greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in the last two calendar years. The higher ratios were largely attributable to commercial automobile (truck) liability insurance coverages, though smaller parts of Old Republic's risk transfer business also experienced increases in 1999 in particular, when compared to 2000 and 1998. The loss ratio for mortgage guaranty insurance declined in each of the last three years; the improvement was mostly attributable to the strong employment and good general economic conditions which have led to lower loan default rates, and much higher cure rates for loans exhibiting payment difficulties. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 49.6% in 2000, 52.6% in 1999 and 50.2% in 1998. Variations in these ratios reflect a continually changing mix of coverages underwritten and attendant costs of producing business. The property and liability segment's expense ratio remained approximately the same, averaging 28.3% during the latest three year period. The mortgage guaranty segment's expense ratio decreased in 2000 compared to 1999 and 1998 due to lower costs associated with an enhancement of information systems substantially completed in 1999, and a reduction in costs associated with contract underwriting services. The title insurance expense ratio was higher in 2000 and 1999 due in part to a decline or reduced growth in premium and fees relative to production and operating costs. Consumer and regulatory litigation and disputes in Old Republic's California title insurance subsidiary were responsible for expenses of $4.1, $16.2 and $19.5 charged to 2000, 1999 and 1998 operations, respectively. Consolidated interest and other corporate charges rose in 2000 due primarily to greater interest costs from a higher debt level.

Pre-Tax and Net Income:

     Consolidated income before taxes increased by 34.5% in 2000, declined by 32.1% in 1999 and rose by 9.4% in 1998. General insurance results improved significantly in 2000 compared to 1999 due to better underwriting experience, which, nonetheless, was still lower than that achieved in 1998. The mortgage guaranty segment reflected rising earnings in each of the last three years due to increased premium revenues that generated higher income from underwriting operations, and higher investment income from a greater invested assets base. Title insurance earnings during the past three years were higher in 1998 compared to 2000 and 1999; this reflected the previously noted revenue and expense trends. Life and disability operations registered slightly increased earnings in 2000, whereas 1999 earnings benefited from the revision of certain actuarial factors used in calculating various life and health reserves and deferred acquisition costs. The net benefit of these revisions, the majority of which applied to 1999 premium revenues, amounted to approximately $4.8; this was partially offset by underwriting losses in Old Republic's Canadian travel accident coverages.

     The effective consolidated income tax rates were 30.7% in 2000, 29.3% in 1999 and 31.2% in 1998. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand. The lower rate in 1999 resulted from reduced income from underwriting and related services.


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

     Any forward-looking commentary or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, as well as periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by such factors as changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the holding company level, operating earnings or losses are generally affected by the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

     Any forward-looking commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 8-Financial Statements

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                                       Page No.
                                                                       --------

Consolidated Balance Sheets.........................................     23-24
Consolidated Statements of Income...................................      25
Consolidated Statements of Comprehensive Income.....................      26
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity......................................      27
Consolidated Statements of Cash Flows...............................      28
Notes to Consolidated Financial Statements..........................     29-50
Report of Independent Accountants...................................      51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                 2000              1999
                                                                                             ------------      ------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,106.2
  and $2,229.7)...........................................................................   $    2,078.0      $    2,248.8
Other long-term investments (at cost).....................................................           55.2              41.7
                                                                                             ------------      ------------
                                                                                                  2,133.3           2,290.5
                                                                                             ------------      ------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $2,219.2 and $2,045.5)..................        2,232.2           2,012.3
Equity securities (at fair value) (cost: $238.7 and $141.9)...............................          295.5             160.1
Short-term investments (at fair value which approximates cost)............................          378.0             276.5
                                                                                             ------------      ------------
                                                                                                  2,905.8           2,449.0
                                                                                             ------------      ------------
                                                                                                  5,039.1           4,739.6
                                                                                             ------------      ------------
Other Assets:
Cash......................................................................................           33.0              17.5
Securities and indebtedness of related parties............................................           28.1              30.9
Accrued investment income.................................................................           72.0              71.3
Accounts and notes receivable.............................................................          273.9             250.1
Federal income tax recoverable: current...................................................            -                 1.4
Reinsurance balances and funds held.......................................................           71.0              74.8
Reinsurance recoverable: Paid losses......................................................           36.1              24.6
                         Policy and claim reserves........................................        1,350.4           1,350.2
Deferred policy acquisition costs.........................................................          148.1             151.1
Sundry assets.............................................................................          229.4             226.4
                                                                                             ------------      ------------
                                                                                                  2,242.2           2,198.8
                                                                                             ------------      ------------
  Total Assets............................................................................   $    7,281.4      $    6,938.4
                                                                                             ============      ============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)(Continued)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                 2000              1999
                                                                                             ------------      ------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits....................................................................   $      120.6      $      127.2
Losses, claims and settlement expenses....................................................        3,389.5           3,433.7
Unearned premiums.........................................................................          397.5             364.7
Other policyholders' benefits and funds...................................................           45.7              52.0
                                                                                             ------------      ------------
  Total policy liabilities and accruals...................................................        3,953.4           3,977.8
Commissions, expenses, fees and taxes.....................................................          140.9             147.3
Reinsurance balances and funds............................................................          119.2             120.0
Federal income tax: Current...............................................................            5.6               -
                    Deferred..............................................................          289.8             203.0
Debt......................................................................................          238.0             208.3
Sundry liabilities........................................................................           94.8              82.6
Commitments and contingent liabilities....................................................            -                 -
                                                                                             ------------      ------------
   Total Liabilities......................................................................        4,842.0           4,739.2
                                                                                             ------------      ------------

Preferred Stock:
Convertible preferred stock (*)...........................................................             .7                .7
                                                                                             ------------      ------------

Common Shareholders' Equity:
Common stock(*)...........................................................................          121.4             156.6
Additional paid-in capital................................................................          207.8             627.8
Unallocated shares - ESSOP................................................................            -                (2.5)
Retained earnings.........................................................................        2,106.4           1,873.9
Accumulated other comprehensive income (loss).............................................           35.6             (17.6)
Treasury stock (at cost) (*)..............................................................          (32.6)           (439.8)
                                                                                             ------------      ------------
   Total Common Shareholders' Equity......................................................        2,438.7           2,198.4
                                                                                             ------------      ------------
   Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................   $    7,281.4      $    6,938.4
                                                                                             ============      ============

------------
(*) At December 31, 2000 and 1999, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 138,878 in 2000 and 153,183 in 1999 were convertible preferred shares issued and outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 121,444,862 in 2000 and 156,678,789 in 1999 were issued and outstanding. At December 31, 2000 and 1999 there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,191,362 and 34,479,299 as of December 31, 2000 and 1999,
      respectively.


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              2000              1999              1998
                                                                         --------------    --------------   ---------------
Revenues:
Net premiums earned...................................................   $      1,550.3    $      1,567.2   $       1,568.1
Title, escrow, and other fees.........................................            186.4             214.5             242.4
Net investment income.................................................            273.9             263.2             273.1
Realized investment gains.............................................             33.6              29.5              53.0
Other income..........................................................             26.1              27.5              34.9
                                                                         --------------    --------------   ---------------
                                                                                2,070.6           2,102.1           2,171.7
                                                                         --------------    --------------   ---------------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses.............................            760.3             829.9             781.7
Dividends to policyholders............................................               .9               3.1                .3
Underwriting, acquisition, and insurance expenses.....................            861.7             937.4             908.4
Interest and other charges............................................             21.2              14.5              14.3
                                                                         --------------    --------------   ---------------
                                                                                1,644.2           1,785.1           1,704.9
                                                                         --------------    --------------   ---------------
Income before income taxes and items below............................            426.4             317.0             466.7
                                                                         --------------    --------------   ---------------

Income Taxes: Currently payable.......................................             74.3              19.9              80.8
              Deferred................................................             56.7              73.0              64.9
                                                                         --------------    --------------   ---------------
                  Total...............................................            131.0              92.9             145.9
                                                                         --------------    --------------   ---------------
Income before items below.............................................            295.3             224.1             320.9
Equity in earnings of unconsolidated subsidiaries
  and minority interests..............................................              2.2               2.7               2.7
                                                                         --------------    --------------   ---------------
Net Income............................................................   $        297.5    $        226.8   $         323.7
                                                                         ==============    ==============   ===============

Net Income Per Share:
    Basic:............................................................   $         2.49    $         1.76   $          2.35
                                                                         ==============    ==============   ===============

    Diluted:..........................................................   $         2.47    $         1.75   $          2.33
                                                                         ==============    ==============   ===============

Average number of common and common
  equivalent shares outstanding: Basic................................      119,318,408       128,958,708       137,347,772
                                                                         ==============    ==============   ===============
                                 Diluted..............................      120,197,044       129,786,971       139,150,372
                                                                         ==============    ==============   ===============

Dividends Per Common Share:
  Cash................................................................   $         .550    $         .490   $          .387
                                                                         ==============    ==============   ===============
  Stock...............................................................               -%                -%               50%
                                                                         ==============    ==============   ===============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              2000              1999              1998
                                                                         --------------    --------------   ---------------
Net income as reported................................................   $        297.5    $        226.8   $         323.7
                                                                         --------------    --------------   ---------------

Other comprehensive income (loss):
  Foreign currency translation adjustment.............................             (1.6)              2.0              (1.9)
                                                                         --------------    --------------   ---------------
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during period...................            118.2            (109.2)             64.9
    Less: elimination of pretax realized gains
      included in income as reported..................................             33.6              29.5              53.0
                                                                         --------------    --------------   ---------------
    Pretax unrealized gains (losses) on securities
      carried at market value.........................................             84.5            (138.7)             11.9
    Deferred income taxes (credits)...................................             29.5             (48.7)              4.1
                                                                         --------------    --------------   ---------------
    Net unrealized gains (losses) on securities.......................             54.9             (89.9)              7.8
                                                                         --------------    --------------   ---------------
  Net adjustments.....................................................             53.3             (87.9)              5.9
                                                                         --------------    --------------   ---------------

Comprehensive income..................................................   $        350.9    $        138.8   $         329.5
                                                                         ==============    ==============   ===============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Years Ended December 31,
                                                                          -------------------------------------------------
                                                                               2000              1999              1998
                                                                          -------------     -------------     -------------
Convertible Preferred Stock:
  Balance, beginning of year..........................................    $          .7     $         1.2     $         1.0
    Exercise of stock options.........................................              -                 -                  .2
    Converted into common stock.......................................              (.1)              (.5)              -
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $          .7     $          .7     $         1.2
                                                                          =============     =============     =============

Common Stock:
  Balance, beginning of year..........................................    $       156.6     $       156.3     $       103.1
    Stock dividend....................................................              -                 -                51.7
    Dividend reinvestment plan........................................              -                 -                 -
    Exercise of stock options.........................................              1.1                .1                .9
    Acquisition of subsidiary.........................................              -                 -                  .5
    Conversion of convertible preferred stock.........................              -                  .1               -
    Treasury stock retired............................................            (36.4)              -                 -
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $       121.4     $       156.6     $       156.3
                                                                          =============     =============     =============

Additional Paid-in Capital:
  Balance, beginning of year..........................................    $       627.8     $       624.5     $       604.3
    Dividend reinvestment plan........................................               .6                .6                .6
    Exercise of stock options.........................................             16.5               2.2              17.2
    Conversion of convertible preferred stock.........................              -                  .3               -
    Reclassified from debt............................................              -                 -                 2.2
    Treasury stock retired............................................           (437.2)              -                 -
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $       207.8     $       627.8     $       624.5
                                                                          =============     =============     =============

Unallocated Shares - ESSOP:
  Balance, beginning of year..........................................    $        (2.5)    $        (5.1)    $        (6.1)
    Change for the year...............................................              2.5               2.6               1.0
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $         -       $        (2.5)    $        (5.1)
                                                                          =============     =============     =============

Retained Earnings:
  Balance, beginning of year..........................................    $     1,873.9     $     1,709.9     $     1,486.8
    Net income........................................................            297.5             226.8             323.7
    Dividends on common: Cash.........................................            (65.0)            (62.6)            (52.8)
                       : Stock........................................              -                 -               (51.7)
    Dividends on preferred stock......................................              (.1)              (.1)              (.2)
    Acquisition of subsidiary.........................................              -                 -                 4.1
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $     2,106.4     $     1,873.9     $     1,709.9
                                                                          =============     =============     =============

Accumulated Other Comprehensive Income (Loss):
  Balance, beginning of year..........................................    $       (17.6)    $        70.2     $        64.4
    Foreign currency translation adjustments..........................             (1.6)              2.0              (1.9)
    Net unrealized gains (losses) on securities.......................             54.9             (89.9)              7.8
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $        35.6     $       (17.6)    $        70.2
                                                                          =============     =============     =============

Treasury Stock:
  Balance, beginning of year..........................................    $      (439.8)    $      (251.6)    $      (100.5)
    Acquired during the year..........................................            (66.4)           (188.1)           (151.1)
    Retired during the year...........................................            473.6               -                 -
                                                                          -------------     -------------     -------------
  Balance, end of year................................................    $       (32.6)    $      (439.8)    $      (251.6)
                                                                          =============     =============     =============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                          -------------------------------------------------
                                                                               2000              1999              1998
                                                                          -------------     -------------     -------------
Cash flows from operating activities:
  Net income..........................................................    $       297.5     $       226.8     $       323.7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred policy acquisition costs.................................              1.9             (10.0)            (17.9)
    Premiums and other receivables....................................            (24.1)             (2.3)             25.4
    Unpaid claims and related items...................................            (38.5)            (24.6)            (80.4)
    Future policy benefits and policyholders' funds...................             20.6               4.1             (10.6)
    Income taxes......................................................             64.7              63.8              69.8
    Reinsurance balances and funds....................................             (8.2)              8.2             (18.9)
    Accounts payable, accrued expenses and other......................             30.2               8.5              42.7
                                                                          -------------     -------------     -------------
  Total...............................................................            344.1             274.5             333.6
                                                                          -------------     -------------     -------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls.......................................            240.7             187.2             171.4
    Available for sale:
     Maturities and early calls.......................................            188.3             170.9             132.2
     Other............................................................            108.1             146.3             217.5
  Sales of equity securities..........................................             61.6              37.8              36.5
  Sales of other investments..........................................              3.1               1.8               4.0
  Sales of fixed assets for company use...............................               .9               1.8               1.7
  Purchases of fixed maturity securities:
    Held to maturity..................................................            (71.6)           (131.6)           (255.7)
    Available for sale................................................           (472.5)           (518.4)           (280.3)
  Purchases of equity securities......................................           (156.8)            (62.8)            (92.6)
  Purchases of other investments......................................            (16.6)            (18.2)            (13.7)
  Purchases of fixed assets for company use...........................            (12.7)            (16.0)            (25.6)
  Proceeds from sale of subsidiary....................................              -                25.3               -
  Cash and short-term investments of subsidiary sold..................              -               (31.4)              -
  Other-net...........................................................            (10.5)              6.9               1.1
                                                                          -------------     -------------     -------------
  Total...............................................................           (138.0)           (200.2)           (103.4)
                                                                          -------------     -------------     -------------

Cash flows from financing activities:
  Increase in term loans..............................................             75.0              87.0              30.0
  Issuance of debentures and notes....................................              -                 -                 5.1
  Issuance of preferred and common shares.............................             13.7               3.1              19.0
  Repayments of term loans............................................            (40.0)            (18.0)            (30.0)
  Redemption of debentures and notes..................................             (2.7)             (2.3)             (2.0)
  Dividends on common shares..........................................            (65.0)            (62.6)            (52.8)
  Dividends on preferred shares.......................................              (.1)              (.1)              (.2)
  Purchases of treasury shares........................................            (66.4)           (188.1)           (151.1)
  Other-net...........................................................             (3.6)               .3              (2.7)
                                                                          -------------     -------------     -------------
  Total...............................................................            (89.2)           (180.7)           (184.7)
                                                                          -------------     -------------     -------------

Increase (decrease) in cash and short-term investments................            116.9            (106.4)             45.5
  Cash and short-term investments, beginning of year..................            294.1             400.5             355.0
                                                                          -------------     -------------     -------------
  Cash and short-term investments, end of year........................    $       411.0     $       294.1     $       400.5
                                                                          =============     =============     =============


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

(a) Consolidation Practices-The consolidated financial statements include the accounts of the Corporation and those of its major insurance underwriting and service subsidiaries. Non-consolidated insurance marketing and service sub sidiaries are insignificant and are reflected on the equity basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity (generally carried at amortized costs for fixed maturity securities), (2) has available for sale (carried at fair value with adjustments to equity, net of deferred income taxes) or (3) has the intention of trading (carried at fair value with adjustments to income); as of December 31, 2000, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable. Other long-term investments are carried at cost which approximates estimated realizable value.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                             Gross           Gross        Estimated
                                                           Amortized      Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
Fixed Maturity Securities:
  December 31, 2000:
     Held to maturity:
       Utilities.......................................   $     777.5     $      9.4      $      5.7     $     781.2
       Tax-exempt......................................       1,299.8           25.2              .7         1,324.3
       Redeemable preferred stocks.....................            .6            -               -                .6
                                                          -----------     ----------      ----------     -----------
                                                          $   2,078.0     $     34.6      $      6.4     $   2,106.2
                                                          ===========     ==========      ==========     ===========

     Available for sale:
       U.S. & Canadian Governments.....................   $     690.0     $     19.5      $       .3     $     709.2
       Corporate.......................................       1,529.2           25.1            31.2         1,523.0
                                                          -----------     ----------      ----------     -----------
                                                          $   2,219.2     $     44.6      $     31.6     $   2,232.2
                                                          ===========     ==========      ==========     ===========

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
                                                          ===========     ==========      ==========     ===========

     The amortized cost and estimated fair value at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              Estimated
                                                                                              Amortized         Fair
                                                                                                 Cost           Value
                                                                                             -----------     -----------
      Fixed Maturity Securities:
         Held to Maturity:
          Due in one year or less..........................................................  $     233.4     $     233.8
          Due after one year through five years............................................      1,302.1         1,317.6
          Due after five years through ten years...........................................        536.7           548.8
          Due after ten years..............................................................          5.6             5.9
                                                                                             -----------     -----------
                                                                                             $   2,078.0     $   2,106.2
                                                                                             ===========     ===========

         Available for Sale:
          Due in one year or less..........................................................  $     244.4     $     244.6
          Due after one year through five years............................................        913.0           907.5
          Due after five years through ten years...........................................      1,023.5         1,034.0
          Due after ten years..............................................................         38.2            46.1
                                                                                             -----------     -----------
                                                                                             $   2,219.2     $   2,232.2
                                                                                             ===========     ===========

    Bonds and other  investments  carried at $161.3 as of December 31, 2000 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

    A summary of the Company's equity securities follows:

                                                                             Gross           Gross        Estimated
                                                                          Unrealized      Unrealized        Fair
                                                              Cost           Gains          Losses          Value
                                                          -----------     ----------      ----------     -----------
  Equity Securities:
     December 31, 2000:
       Common stocks...................................   $     236.1     $     67.8      $     10.9     $     292.9
       Perpetual preferred stocks......................           2.5            -               -               2.6
                                                          -----------     ----------      ----------     -----------
                                                          $     238.7     $     67.8      $     10.9     $     295.5
                                                          ===========     ==========      ==========     ===========

     December 31, 1999:
       Common stocks...................................   $     139.2     $     35.4      $     17.2     $     157.5
       Perpetual preferred stocks......................           2.6            -               -               2.6
                                                          -----------     ----------      ----------     -----------
                                                          $     141.9     $     35.4      $     17.3     $     160.1
                                                          ===========     ==========      ==========     ===========

  Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income.

  At December 31, 2000, the Corporation and its subsidiaries had no non-income producing fixed maturity securities.

  The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            2000           1999            1998
                                                                         ----------     -----------     -----------
   Investment income from:
     Fixed maturity securities........................................   $    245.7     $     241.9     $     251.2
     Equity securities................................................          7.6             3.9             2.8
     Short-term investments...........................................         18.3            14.2            17.1
     Other sources....................................................          8.6             9.3             8.5
                                                                         ----------     -----------     -----------
        Gross investment income.......................................        280.2           269.5           279.7
     Investment expenses (1)..........................................          6.2             6.2             6.5
                                                                         ----------     -----------     -----------
        Net investment income.........................................   $    273.9     $     263.2     $     273.1
                                                                         ==========     ===========     ===========

   Realized gains (losses) on:
     Fixed maturity securities:
        Held to maturity..............................................   $      -       $        .2     $        .8
                                                                         ----------     -----------     -----------
        Available for sale:
          Gains.......................................................          1.4             2.3            11.1
          Losses......................................................          (.5)            (.1)            -
                                                                         ----------     -----------     -----------
          Net.........................................................           .8             2.1            11.0
                                                                         ----------     -----------     -----------
        Total.........................................................           .8             2.4            11.8
     Equity securities................................................         32.9            27.2            41.6
     Other assets.....................................................          -               -               (.5)
                                                                         ----------     -----------     -----------
          Total.......................................................         33.6            29.5            53.0
     Income taxes.....................................................         11.7            10.6            18.5
                                                                         ----------     -----------     -----------
        Net realized gains............................................   $     21.8     $      18.9     $      34.4
                                                                         ==========     ===========     ===========

   Changes  in  unrealized   investment   gains   (losses)  on:
     Fixed  maturity securities:
        Held to maturity (2)..........................................   $     47.2     $    (108.9)    $      33.3
                                                                         ==========     ===========     ===========

        Available for sale............................................   $     46.2     $    (108.4)    $      21.1
        Less:  Deferred income taxes (credits)........................         16.1           (38.1)            7.3
                                                                         ----------     -----------     -----------
          Net changes in unrealized investment gains (losses) ........   $     30.0     $     (70.2)    $      13.7
                                                                         ==========     ===========     ===========

     Equity securities-available for sale.............................   $     38.3     $     (30.3)    $      (9.1)
     Less: Deferred income taxes (credits)............................         13.3           (10.6)           (3.2)
                                                                         ----------     -----------     -----------
        Net changes in unrealized investment gains (losses)...........   $     24.9     $     (19.6)    $      (5.9)
                                                                         ==========     ===========     ===========

------------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $1.5, $1.5 and $1.5 for the years ended December 31, 2000, 1999 and 1998, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.


(d) Revenue Recognition-Pursuant to generally accepted accounting principles applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

    General insurance (property and liability) and level-term credit life insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods. Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Title insurance premiums are recognized as income upon the substantial completion of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time of closing of the related escrow. Ordinary life premiums are recognized as revenue when due. Decreasing term credit life and credit disability/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

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

                                                                                      Years Ended December 31,
                                                                            -------------------------------------------
                                                                                2000            1999            1998
                                                                            -----------     -----------     -----------
       Deferred, beginning of year........................................  $     151.1     $     143.9     $     126.2
                                                                            -----------     -----------     -----------
       Acquisition costs deferred:
         Commissions - net of reinsurance.................................        122.2           131.9           132.6
         Premium taxes....................................................         31.0            30.8            31.8
         Salaries and other marketing expenses............................         72.0            84.4            84.7
                                                                            -----------     -----------     -----------
            Sub-total.....................................................        225.2           247.2           249.2
       Amortization charged to income.....................................       (228.3)         (240.0)         (231.4)
                                                                            -----------     -----------     -----------
            Change for the year...........................................         (3.1)            7.2            17.7
                                                                            -----------     -----------     -----------
       Deferred, end of year..............................................  $     148.1     $     151.1     $     143.9
                                                                            ===========     ===========     ===========

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

    At December 31, 2000 and 1999, the Life Insurance Group had $6,849.1 and $7,896.5, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                    2000                    1999
                                                                                 -----------            -----------
   Future Policy Benefits:
   Life Insurance Group:
     Life insurance..........................................................    $      74.7            $      76.1
     Disability/accident & health............................................           45.9                   51.1
                                                                                 -----------            -----------
        Total................................................................    $     120.6            $     127.2
                                                                                 ===========            ===========

   Unearned Premium:
     General Insurance Group.................................................    $     359.5            $     327.9
     Mortgage Guaranty Group.................................................           38.0                   36.8
                                                                                 -----------            -----------
        Total................................................................    $     397.5            $     364.7
                                                                                 ===========            ===========

    The Company has previously issued directly or assumed as a reinsurer certain insurance policies generally categorized as financial guarantees. The major types of guarantees pertain to (a) state, municipal and other general or special revenue bonds, (b) variable interest rate guarantees, and (c) insurance of the future residual value of fixed assets. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest, changes in interest rates, and changes in the future value of fixed assets. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. Premium written is limited to renewal business written prior to 1998.

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

    The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                       Years Ended December 31,
                                                                                 ----------------------------------
                                                                                     2000                   1999
                                                                                 -----------            -----------
Net Insurance in Force:
   Bonds.....................................................................    $   1,937.5            $   2,123.2
   Other.....................................................................             .2                     .3

Net Unearned Premiums:
   Bonds.....................................................................           10.2                   10.9
   Other.....................................................................    $        .2            $        .3
                                                                                 ===========            ===========

    With respect to mortgage guaranty insurance (net insurance in force of $85,461.1 and $76,953.8, at December 31, 2000 and 1999, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                             2000           1999            1998
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the beginning of each year, net of reinsurance
  losses recoverable...................................................  $   2,184.8    $    2,208.4    $   2,289.6
                                                                         -----------    ------------    -----------
Incurred claims and claim adjustment expenses:
  Provisions for insured events of the current year....................        911.5           958.0          950.5
  Change in provision for insured events of prior years................       (153.5)         (130.5)        (170.1)
                                                                         -----------    ------------    -----------
       Total incurred claims and claim adjustment expenses.............        758.1           827.6          780.4
                                                                         -----------    ------------    -----------
Payments:
  Claims and claim adjustment expenses attributable to
    insured events of the current year.................................        306.7           344.3          377.5
  Claims and claim adjustment expenses attributable to
    insured events of prior years......................................        490.7           507.0          484.1
                                                                         -----------    ------------    -----------
       Total payments..................................................        797.3           851.3          861.6
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses at the end of each year, net of reinsurance
  losses recoverable...................................................      2,145.6         2,184.8        2,208.4
Reinsurance losses recoverable.........................................      1,243.9         1,248.9        1,198.0
                                                                         -----------    ------------    -----------
Amount of reserves for unpaid claims and claim adjustment
  expenses.............................................................  $   3,389.5    $    3,433.7    $   3,406.5
                                                                         ===========    ============    ===========

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation.

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

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 2000, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $75.3 gross, and $39.4 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 10.0 years (gross) and 15.5 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely bankrupt or undermine seriously the financial condition of the property and liability insurance industry. In the light of this substantial public policy issue, the Corporation is of the view that the courts will not resolve in the near future the litigation gridlock stemming from the non-resolution to date of many environmental claims in particular. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 2000, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                                                                                      Years Ended December 31,
                                                                             -----------------------------------------
                                                                                2000           1999            1998
                                                                             ----------     ----------      ----------
Statutory tax rate.......................................................         35.0%          35.0%           35.0%
Tax rate increases (decreases):
     Tax-exempt interest.................................................         (4.3)          (6.1)           (4.1)
     Dividends received exclusion........................................          (.4)           (.2)            (.1)
     Other items - net...................................................           .4             .6              .4
                                                                             ----------     ----------      ----------
Effective tax rate.......................................................         30.7%          29.3%           31.2%
                                                                             ==========     ==========      ==========

    The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                     December 31,
                                                                    ---------------------------------------------
                                                                       2000              1999             1998
                                                                    ----------       -----------       ----------
Deferred Tax Assets:
   Future policy benefits........................................   $      6.1       $       4.1       $      3.5
   Losses, claims, and settlement expenses.......................        143.9             154.7            166.3
   Unrealized investment losses..................................           -                4.1               -
   Other.........................................................         19.2              17.8             15.9
                                                                    ----------       -----------       ----------
     Total deferred tax assets...................................        169.3             180.9            185.7
                                                                    ----------       -----------       ----------
Deferred Tax Liabilities:
   Unearned premium reserves.....................................         28.0              27.8             21.4
   Deferred policy acquisition costs.............................         49.8              49.8             47.9
   Mortgage guaranty insurers' contingency reserves..............        337.7             283.8            228.4
   Fixed maturity securities adjusted to cost....................          8.4               7.5              6.8
   Unrealized investment gains...................................         24.6                -              42.9
   Title plants and records......................................          4.4               4.4              4.4
   Other.........................................................          5.8              10.3             13.5
                                                                    ----------       -----------       ----------
     Total deferred tax liabilities..............................        459.1             383.9            365.6
                                                                    ----------       -----------       ----------
     Net deferred tax liabilities................................   $   (289.8)      $    (203.0)      $   (179.8)
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

    Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $13.3 at December 31, 2000) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

    As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1988 through 1995. The proposed adjustments pertain to the timing of certain deductions, the IRS' contention that certain salvage does not qualify for transition rule benefits, deductions for certain loss and unearned premium reserves, and several other issues not involving material amounts. The Company believes that substantially all of the proposed adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $4.1 in 2000, $3.5 in 1999 and $3.6 in 1998.

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

    The changes in the projected benefit obligation are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999            1998
                                                                         ----------     -----------     -----------
Projected benefit obligation at beginning of year.....................   $    123.3     $     129.5     $     125.4
Increases (decreases) during the year attributable to:
   Service cost.......................................................          3.9             4.1             4.0
   Interest cost......................................................          9.0             8.6             8.5
   Actuarial gains....................................................         (1.4)          (12.1)           (1.9)
   Benefits paid......................................................         (7.0)           (6.8)           (6.5)
                                                                         ----------     -----------     -----------
Net increase (decrease) for year......................................          4.3            (6.2)            4.1
                                                                         ----------     -----------     -----------
Projected benefit obligation at end of year...........................   $    127.7     $     123.3     $     129.5
                                                                         ==========     ===========     ===========

    The changes in the fair value of net assets available for plan benefits are as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            2000            1999            1998
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan benefits
   at beginning of the year...........................................   $    129.0     $     137.3     $     135.2
Increases (decreases) during the year attributable to:
   Actual return on plan assets.......................................         19.9            (2.2)            7.7
   Sponsor contributions..............................................          2.1              .7             1.1
   Benefits paid......................................................         (7.0)           (6.8)           (6.5)
   Administrative expenses............................................          (.1)            (.1)            (.2)
                                                                         ----------     -----------     -----------
Net increase (decrease) for year......................................         14.8            (8.3)            2.0
                                                                         ----------     -----------     -----------
Fair value of net assets available for plan
   benefits at the end of the year....................................   $    143.8     $     129.0     $     137.3
                                                                         ==========     ===========     ===========

    A reconciliation of the funded status of the plans is as follows:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        -----------     -----------
Plan assets in excess of projected benefit obligations..............................    $      16.1     $       5.6
Prior service cost not yet recognized in net periodic
   pension cost.....................................................................             .1              .2
Unrecognized net (gain) loss........................................................           (9.6)            1.3
Remaining unrecognized transition net assets from
   December 31, 1985................................................................             -              (.5)
                                                                                        -----------     -----------
Pension asset recognized in the consolidated balance sheet..........................    $       6.6     $       6.6
                                                                                        ===========     ===========

    The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            2000           1999            1998
                                                                         ----------     -----------     -----------
Service cost..........................................................   $      3.9     $       4.1     $       4.0
Interest cost.........................................................          9.0             8.6             8.5
Expected return on plan assets........................................        (11.8)           (6.0)           (9.2)
Amortization of unrecognized transition liability.....................          (.5)            (.5)            (.5)
Recognized (gain) loss................................................          1.5            (4.8)           (1.5)
Prior service cost recognized.........................................           -               -               -
                                                                         ----------     -----------     -----------
Net cost..............................................................   $      2.1     $       1.4     $       1.2
                                                                         ==========     ===========     ===========

    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        -----------     -----------
Settlement discount rates...........................................................          7.66%           7.66%
Rates of compensation increase......................................................          3.33%           3.66%
Long-term rates of return on plans' assets..........................................          8.39%           8.18%

    Included in the plans' assets are Common Shares of the Company valued at $7.0 and $6.7 as of December 31, 2000 and 1999, respectively.

    The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                            2000           1999            1998
                                                                         ----------     -----------     -----------
Employees Savings and Stock Ownership Plan............................   $      2.3     $       8.1     $       7.4
Other profit sharing..................................................          5.4             5.6             5.4
Deferred and incentive compensation...................................   $     11.4     $      12.6     $      18.0
                                                                         ==========     ===========     ===========

       The Company sponsors a leveraged Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 2000, there were 7,220,514 Common Shares owned by the ESSOP of which 27,088 were unreleased and unallocated. There are no repurchase obligations in existence. (See Note 2).

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($529.7 and $487.3 at December 31, 2000 and 1999, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        2000              1999              1998
                                                                  ---------------   ---------------   ---------------
Numerator:
       Net Income ............................................    $         297.5   $         226.8   $         323.7
       Less: Preferred stock dividends........................                 .1                .1                .2
                                                                  ---------------   ---------------   ---------------
       Numerator for basic earnings per share -
         income available to common stockholders..............              297.4             226.7             323.5

       Effect of dilutive securities:
         Convertible preferred stock dividends................                 .1                .1                .2
                                                                  ---------------   ---------------   ---------------
       Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions............................    $         297.5   $         226.8   $         323.7
                                                                  ===============   ===============   ===============

Denominator:
       Denominator for basic earnings per share -
         weighted-average shares..............................        119,318,408       128,958,708       137,347,772

       Effect of dilutive securities:
         Stock options........................................            745,557           653,923         1,558,133
         Convertible preferred stock..........................            133,079           174,340           244,467
                                                                  ---------------   ---------------   ---------------
         Dilutive potential common shares.....................            878,636           828,263         1,802,600
                                                                  ---------------   ---------------   ---------------
       Denominator for diluted earnings per share -
         adjusted weighted-average shares and
         assumed conversions..................................        120,197,044       129,786,971       139,150,372
                                                                  ===============   ===============   ===============

       Basic earnings per share...............................    $          2.49   $          1.76   $          2.35
                                                                  ===============   ===============   ===============

       Diluted earnings per share.............................    $          2.47   $          1.75   $          2.33
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

Supplemental cash flow information:

                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                           2000            1999           1998
                                                                        ----------      ----------     ----------
    Cash paid during the year for:
       Interest......................................................   $     15.9      $     10.3     $      9.8
       Income taxes..................................................         62.6            27.7           70.3
                                                                        ----------      ----------     ----------
                                                                        $     78.5      $     38.1     $     80.2
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


Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                         December 31,
                                                                      ---------------------------------------------------
                                                                               2000                        1999
                                                                      ----------------------      -----------------------
                                                                       Carrying      Fair          Carrying       Fair
                                                                        Amount       Value          Amount        Value
                                                                      ----------   ---------      ----------   ----------
Commercial paper due within 180 days with an
     average yield of 6.71% and 6.12%, respectively.................  $    112.9   $   112.9      $     78.0   $     78.0
Debentures maturing in 2007 at 7.0%.................................       114.9       115.1           114.9        111.6
Other miscellaneous debt............................................        10.1        10.1            12.8         12.8
                                                                      ----------   ---------      ----------   ----------
       Subtotal.....................................................       238.0       238.2           205.8        202.5
Common stock held by ESSOP classified as debt.......................          -           -              2.5          2.5
                                                                      ----------   ---------      ----------   ----------
       Total Debt...................................................  $    238.0   $   238.2      $    208.3   $    205.0
                                                                      ==========   =========      ==========   ==========

    The  carrying   amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2000 are as follows:
2001:  $113.9;  2002:  $.4;  2003:  $.6; 2004:  $.4; 2005:  $.6; 2006 and after:
$121.8.  During 2000, 1999 and 1998, $15.9,  $10.3 and $10.0,  respectively,  of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2000.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:


                                                                    Convertible
                                                                    -----------
Preferred Stock Series:                                                 G(1)
                                                                    -----------

Annual cumulative dividend rate per share........................   $        (1)
Conversion ratio of preferred into common shares ................     1 for .95
Conversion right begins..........................................       Anytime
Redemption and liquidation value per share.......................            (1)
Redemption beginning in year......................................           (1)
Total redemption value (millions)..................................          (1)
Vote per share.....................................................         one
Shares outstanding:
December 31, 1999..................................................     153,183
December 31, 2000..................................................     138,878
                                                                    ===========
------------
(1) The Corporation has authorized up to 1,000,000 shares of Series G-2 Convertible Preferred Stock ("Series G") for issuance pursuant to the Corporation's Stock Option Plan. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2000, the annual dividend rate for Series G was $.92 per share. Each share of Series G is convertible at any time, after being held six months, into
      0.95 shares of Common Stock (See 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2000 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2001 without the prior approval of appropriate regulatory authorities is approximately $180.6.

(c) Stock Option Plan-The Corporation has a stock option plan for certain eligible key employees. Outstanding options at any one time may not exceed 5% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock on the date of grant; the term of each option is generally ten years from such date. Options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. In the event the market closing price of the Old Republic common stock reaches a pre-established value ("the vesting acceleration price"), however, optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year of employment by the optionee. The option plan enables optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

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

                                                                                    Years Ended December 31,
                                                                        ------------------------------------------------
                                                                           2000               1999              1998
                                                                        -----------       -----------       ------------
    Option pricing/weighted average assumptions:
       Risk-free interest rates....................................           6.11%             5.20%              5.62%
       Dividend yield..............................................           5.75%             3.36%              2.11%
       Common stock market
         price volatility factors..................................           .24                .24                .22
       Expected option life........................................       10 years          10 years          10 years

    Comparative data:
       Net income:
         As reported...............................................     $     297.5       $     226.8       $      323.7
         Pro forma basis...........................................           293.9             225.6              319.8
       Basic earnings per share:
         As reported...............................................            2.49              1.76               2.35
         Pro forma basis...........................................            2.46              1.75               2.32
       Diluted earnings per share:
         As reported...............................................            2.47              1.75               2.33
         Pro forma basis...........................................     $      2.44       $      1.74       $       2.30
                                                                        ===========       ===========       ============

    A summary of the status of the Corporation's stock options as of December 31, 2000, 1999 and 1998, and changes in outstanding options during the years then ended follows:

                                                             As of and for the Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                      2000                      1999                       1998
                                               --------------------      ---------------------     ---------------------
                                                           Weighted                   Weighted                  Weighted
                                                            Average                    Average                   Average
                                                           Exercise                   Exercise                  Exercise
                                                Shares       Price        Shares        Price       Shares        Price
                                               ---------   --------      ---------    --------     ---------    --------
      Outstanding at beginning of year ...     4,975,697   $  17.92      4,308,442    $  17.28     4,438,760    $  12.83
      Granted.............................       885,700      12.00      1,015,000       19.50     1,067,402       29.04
      Exercised...........................     1,134,455      11.53        187,249       10.30     1,126,548       10.83
      Canceled and forfeited..............       103,442      23.72        160,496       19.68        71,172       18.23
                                               ---------                 ---------                 ---------
      Outstanding at end of year..........     4,623,500      18.23      4,975,697       17.92     4,308,442       17.28
                                               =========                 =========                 =========

      Exercisable at end of year..........     3,053,669      16.46      2,740,950       14.75     2,669,167       13.81
                                               =========                 =========                 =========
      Weighted average fair value of
         options granted during the year..                 $   2.09                   $   5.02                  $   9.44
                                                           ========                   ========                  ========

   A summary of stock options outstanding and exercisable at December 31, 2000 follows:

                                                            Options Outstanding                    Options Exercisable
                                                    ------------------------------------          ----------------------
                                                                    Weighted - Average
                                                                  ----------------------
                                                                  Remaining                                    Weighted-
                                        Year(s)       Number        Con-                          Number        Average
                                          of           Out-       tractual      Exercise          Exercis-     Exercise
      Ranges of Exercise Prices          Grant       Standing       Life          Price            able         Price
      -------------------------         -------     ---------     ---------     --------         ---------     --------
      $  9.11 to $ 11.83...........     1992-95       928,788      3.00 yrs.    $  10.87           834,533     $  10.88
      $ 14.75 to $ 17.83...........     1996-97     1,120,398      6.00 yrs.       17.82           884,027        17.83
      $ 29.04 to $ 29.08...........      1998         962,132      7.00 yrs.       29.04           288,640        29.04
      $ 17.56 to $ 19.50...........      1999         921,930      8.00 yrs.       19.50           598,355        19.50
      $ 12.00 to $ 13.56.........        2000         690,252      9.00 yrs.    $  12.00           448,114     $  12.00
                                                    ---------                   ========         ---------     ========
          Total....................                 4,623,500                                    3,053,669
                                                    =========                                    =========

(d) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 2000. At the same date, there were 100,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In March 2000, the Company canceled 36,420,135 common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

      The Corporation issued a total of 514,626 common shares valued at $4.6 in 1998 to effect acquisitions which were not material to Old Republic's financial position or operating results.

(e) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 2000 amounted to $1,722.7 and $46.0, respectively. Dividends declared during 2000, 1999 and 1998, to the Corporation by its subsidiaries amounted to $119.6, $178.9 and $158.2, respectively.

(f) Statutory Data-The policyholders' surplus and net income (loss),  determined
in  accordance  with  statutory  accounting  practices,   of  the  Corporation's
insurance subsidiaries was as follows at the dates and for the periods shown:

                                                      Policyholders' Surplus                 Net Income (Loss)
                                                    -------------------------    ---------------------------------------
                                                           December 31,                  Years Ended December 31,
                                                    -------------------------    ---------------------------------------
                                                        2000          1999           2000          1999          1998
                                                    -----------   -----------    -----------   -----------   -----------
    General Insurance Group......................   $   1,233.0   $   1,189.2    $     109.5   $      68.8   $     163.6
    Mortgage Guaranty Group......................         178.9         126.7          221.9         175.0         146.8
    Title Insurance Group........................         106.9         109.5           13.7          19.1          18.9
    Life Insurance Group.........................   $      49.7   $      44.7    $       6.2   $       (.6)  $        .1
                                                    ===========   ===========    ===========   ===========   ===========

    In December, 1998, the National Association of Insurance Commissioners adopted a revised Accounting Practices and Procedures Manual ("Manual"). The Manual is a comprehensive compilation of statutory accounting practices and principles. The Manual is effective for accounting periods beginning January 1, 2001. Current estimates of the adoption of this Manual is not expected to have a material impact on the Company's statutory financial position or results of its statutory operations.


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

    Reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in thousands): workers' compensation-$1,000; auto liability-$600; general liability-$600; and property coverages-$300. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $29. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

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

    The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 2000. For the years 1998 to 2000, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                        2000              1999             1998
                                                                   --------------    -------------    --------------
General Insurance Group
Written premiums:      direct..................................    $      1,115.0    $     1,068.0    $      1,071.6
                       assumed.................................              26.7             25.5              25.3
                       ceded...................................    $        256.7    $       238.9    $        204.9
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $      1,084.4    $     1,060.1    $      1,078.1
                       assumed.................................              25.3             26.6              28.3
                       ceded...................................    $        252.0    $       233.2    $        203.9
                                                                   ==============    =============    ==============

Claims ceded...................................................    $        230.6    $       271.1    $        160.3
                                                                   ==============    =============    ==============

Mortgage Guaranty Group
Written premiums:      direct..................................    $        361.4    $       314.7    $        286.1
                       assumed.................................               3.7              1.0                .7
                       ceded...................................    $         29.7    $        18.0    $          3.4
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $        359.0    $       317.8    $        294.0
                       assumed.................................               1.9               .5                .5
                       ceded...................................    $         29.4    $        18.0    $          3.8
                                                                   ==============    =============    ==============

Claims ceded...................................................    $           .8    $         (.2)   $           .1
                                                                   ==============    =============    ==============

Mortgage guaranty insurance in force as of
December 31:      direct.......................................    $     72,439.5    $    66,138.4    $     53,837.8
                  assumed......................................          14,882.4         11,842.8           3,963.1
                  ceded........................................    $      1,860.7    $     1,027.4    $        399.8
                                                                   ==============    =============    ==============

Life Insurance Group
Written premiums:      direct..................................    $         73.4    $        86.8    $         90.0
                       assumed.................................               -                 .7                .1
                       ceded...................................    $         28.0    $        29.2    $         25.4
                                                                   ==============    =============    ==============

Earned premiums:       direct..................................    $         80.7    $        82.1    $         85.1
                       assumed.................................               -                 .7                .1
                       ceded...................................    $         27.3    $        28.8    $         26.2
                                                                   ==============    =============    ==============

Life insurance in force as of December 31:        direct.......    $     11,800.5    $    12,735.3    $     11,422.3
                                                  assumed......               -                -                 -
                                                  ceded........    $      4,951.3    $     4,838.7    $      4,681.7
                                                                   ==============    =============    ==============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 2000, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $133.8 are summarized as follows: 2001:
$32.5; 2002: $27.1; 2003: $21.1; 2004: $13.6; 2005: $8.4; 2006 and after:
$30.8.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations. Management does not anticipate any significant losses or costs to result from any known or existing contingencies.

(d) Legal Proceedings-Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

  The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which might require a re-evaluation of previously settled or denied workers' compensation claims, are being challenged in court by the insurance and coal mining industries. At this time, the outcome of this challenge is uncertain and the potential impact on gross and net of reinsurance reserves or retrospective rating policies due to the revised regulations is not measurable.

  In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgement motion filed by the Company's subsidiary and dismissed the law suit. The class plaintiffs have appealed and the appeal is currently before the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the additional cost of defense, has been included in the Company's financial statements.

  The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted at (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses which will ultimately lead to a successful resolution of these practices. As the litigation has progressed on several fronts and additional information has come to its attention, the subsidiary has continually re-evaluated its exposures and it has paid or otherwise provided for its best estimate of litigation and related costs associated with all these issues in the amounts of $4.1, $16.2 and $19.5 in 2000, 1999 and 1998, respectively.

  In mid October, 2000, the California Department of Insurance (CDI) filed a complaint against the above referenced subsidiary. The complaint alleges violations of certain sections of the Insurance Code that prohibit any form of considerations to induce the referral of business to a title company. The CDI is seeking a maximum monetary penalty of $3.8. The Company believes it has meritorious defenses to the allegations and that its overall claim and other expense accruals are sufficient to cover these and other known exposures.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2000 is presented below.

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

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 2000:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        424.4  $        434.9  $        442.4  $        460.8
Net investment income and realized gains..........             68.7            67.0            75.1            96.5
Total revenues....................................            493.2           502.1           517.8           557.4
Benefits, claims, and expenses....................            415.4           404.1           402.1           422.3
Net income........................................   $         55.3  $         69.4  $         80.0  $         92.7
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .46  $          .59  $          .68  $          .78
                         Diluted..................   $          .46  $          .58  $          .67  $          .77
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      120,878,838     118,007,337     117,788,947     118,248,795
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      121,196,969     118,863,932     119,262,876     119,901,276
                                                     ==============  ==============  ==============  ==============

                                                           1st             2nd             3rd             4th
                                                         Quarter         Quarter         Quarter         Quarter
Year Ended December 31, 1999:                        --------------  --------------  --------------  --------------
Operating Summary:
Net premiums, fees, and other income..............   $        461.0  $        455.1  $        448.0  $        444.9
Net investment income and realized gains..........             80.1            72.2            70.4            69.8
Total revenues....................................            541.2           527.4           518.5           514.9
Benefits, claims, and expenses....................            435.8           437.2           464.6           447.3
Net income........................................   $         73.8  $         63.8  $         39.9  $         49.1
                                                     ==============  ==============  ==============  ==============
Net income per share:    Basic....................   $          .56  $          .48  $          .31  $          .40
                         Diluted..................   $          .55  $          .48  $          .31  $          .39
                                                     ==============  ==============  ==============  ==============

Average common and equivalent shares outstanding:
  Basic...........................................      132,581,583     130,774,838     128,183,125     124,243,264
                                                     ==============  ==============  ==============  ==============
  Diluted.........................................      133,786,003     131,816,397     128,955,730     124,788,322
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

    The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group accounting for approximately 41.9% of the Group's direct premiums written in 2000. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit guaranty, and surety bonds. The General Insurance Group's operations have been expanded over the years to insure certain specialty lines such as directors' and officers' liability and errors and omissions liability insurance, to cover owners and operators of private aircraft for hull and liability exposures, and to provide automobile and home warranties.

    Home mortgage loan insurance produced by the Mortgage Guaranty Group protects lending institutions against certain losses, generally to the extent of 10% to 35% of the sum of the outstanding amount of each insured mortgage loan, and allowable costs incurred in the event of default by the borrower. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. Mortgage guaranty insurance premiums originate from savings and loan associations, mortgage bankers and other lending institutions. The Corporation's residential home loan insurance business is originated, approximately 15% by savings and loan associations, 65% by mortgage bankers and 20% by other lenders. The Mortgage Guaranty segment's ten largest customers were responsible for approximately 60.3%, 48.9% and 44.5% of direct insurance in force for the years ended December 31, 2000, 1999 and 1998, respectively. The largest single customer accounted for 11.7% of the direct insurance in force for the year ended December 31, 2000 compared to 9.5% in 1999 and 9.0% in 1998.

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies pertinent thereto.


                                                  Segment Reporting
-------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       2000              1999             1998
                                                                   -------------    -------------    --------------
General Insurance Group:
     Net premiums earned........................................   $       857.8    $       853.4    $        902.5
     Net investment income and other income(a)..................           199.3            199.7             208.7
                                                                   -------------    -------------    --------------
        Total...................................................   $     1,057.1    $     1,053.2    $      1,111.3
                                                                   =============    =============    ==============
     Income before taxes........................................   $       116.9    $        69.7    $        192.0
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        27.1    $        10.3    $         60.2
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     5,111.4    $     5,052.7    $      5,160.2
                                                                   =============    =============    ==============

Mortgage Guaranty Group:
     Net premiums earned........................................   $       331.4    $       300.3    $        290.7
     Net investment income and other income(a)..................            63.9             55.6              57.5
                                                                   -------------    -------------    --------------
        Total...................................................   $       395.3    $       355.9    $        348.3
                                                                   =============    =============    ==============
     Income before taxes........................................   $       240.1    $       177.3    $        155.3
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        80.8    $        59.0    $         52.6
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $     1,483.3    $     1,262.7    $      1,092.2
                                                                   =============    =============    ==============

Title Insurance Group:
     Net premiums earned........................................   $       307.6    $       359.3    $        315.8
     Title, escrow and other fees  .............................           186.4            214.5             242.4
                                                                   -------------    -------------    --------------
        Sub-total...............................................           494.0            573.8             558.2
     Net investment income and other income(a)..................            24.6             23.2              20.6
                                                                   -------------    -------------    --------------
        Total...................................................   $       518.7    $       597.1    $        578.8
                                                                   =============    =============    ==============
     Income before taxes........................................   $        40.3    $        44.0    $         64.6
                                                                   =============    =============    ==============
     Income tax expense.........................................   $        13.5    $        14.7    $         21.9
                                                                   =============    =============    ==============
     Segment assets - at year end...............................   $       491.2    $       482.4    $        460.9
                                                                   =============    =============    ==============

Life Insurance Group:
     Net premiums earned........................................   $        53.4    $        54.0    $         59.0
     Net investment income and other income(a)..................             8.6              8.7              13.7
                                                                   -------------    -------------    --------------
        Total...................................................   $        62.0    $        62.8    $         72.7
                                                                   =============    =============    ==============
     Income before taxes........................................   $         5.3    $         3.1    $          6.6
                                                                   =============    =============    ==============
     Income tax expense (credits)...............................   $         1.2    $          .8    $         (6.6)
                                                                   =============    =============    ==============
     Segment assets - at year end(c)............................   $       244.5    $       249.6    $        329.5
                                                                   =============    =============    ==============


                                     Reconciliations of Segments to Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                       2000              1999             1998
                                                                   -------------    -------------    --------------
Revenues:
     Total revenues for reportable segments.....................   $     2,033.3    $     2,069.1    $      2,111.3
     Realized investment gains..................................            33.6             29.5              53.0
     Other revenues.............................................            18.3              9.9              11.7
     Elimination of intersegment revenues(b)....................           (14.7)            (6.4)             (4.3)
                                                                   -------------    -------------    --------------
        Total consolidated revenues.............................   $     2,070.6    $     2,102.1    $      2,171.7
                                                                   =============    =============    ==============

Income before taxes:
     Total income before taxes of reportable segments...........   $       402.7    $       294.3    $        418.7
     Realized investment gains..................................            33.6             29.5              53.0
     Other sources - net........................................           (10.0)            (6.4)             (4.0)
     Elimination of intersegment profits(b).....................              -               (.4)              (.8)
                                                                   -------------    -------------    --------------
     Income before income taxes ................................   $       426.4     $       317.0    $        466.7
                                                                   =============    =============    ==============

Assets:
     Total assets for reportable segments.......................   $     7,330.6    $     7,047.5    $      7,043.1
     Other assets...............................................            61.8             60.1             114.1
     Elimination of intersegment investment(b)..................          (111.0)          (169.2)           (137.5)
                                                                   -------------    -------------    --------------
        Consolidated total......................................   $     7,281.4    $     6,938.4    $      7,019.7
                                                                   =============    =============    ==============

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable./(c) In the first quarter of 1999, the Company sold its New York subsidiary and with it, its annuity book of business; this had no material effect on Old Republic's consolidated results or financial position.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------












To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                 /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
March 14, 2001

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2001 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 25, 2001. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2001 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 25, 2001.

Item 12-Security Ownership of Certain Beneficial Owners and Management

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2001 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 25, 2001.

Item 13-Certain Relationships and Related Transactions

    Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2001 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 25, 2001.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1. Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 2001 under cover of Form 10-K/A.
    3. See exhibit index on page 55 of this report.

(b) Reports on Form 8-K:
    1. No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By  : /s/ A. C. Zucaro                                         03/26/00
      -----------------------------------------------        ------------
      A. C. Zucaro, Chairman of the Board,                       Date
      Chief Executive Officer, President and Director



By  : /s/ Paul D. Adams                                        03/26/00
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


/s/ Harrington Bischof                        /s/ John W. Popp
---------------------------------             ---------------------------------
Harrington Bischof, Director*                 John W. Popp, Director*


/s/ Anthony F. Colao                          /s/ William A. Simpson
---------------------------------             ---------------------------------
Anthony F. Colao, Director*                   William A. Simpson, Director*
Chairman of Old Republic RE, Inc.             President of Republic Mortgage
                                              Insurance Company


/s/ Jimmy A. Dew                              /s/ Arnold L. Steiner
---------------------------------             ---------------------------------
Jimmy A. Dew, Director*                       Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company


/s/ Kurt W. Kreyling                          /s/ David Sursa
---------------------------------             ---------------------------------
Kurt W. Kreyling, Director*                   David Sursa, Director*


/s/ Peter Lardner                             /s/ William G. White, Jr.
---------------------------------             ---------------------------------
Peter Lardner, Director*                      William G. White, Jr., Director*
Chairman of
Bituminous Casualty Corporation


/s/ Wilbur S. Legg
---------------------------------
Wilbur S. Legg, Director*







*  By/s/A. C. Zucaro
   Attorney-in-fact
   Date: March 22, 2001

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

     (E) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

     (F) *  Supplemental Indenture No. 1 dated as of June 16, 1997 supplementing
            the Indenture (Exhibit 4.3 to Registrant's   Form 8-A filed June 16,
            1997).

     (G) *  Supplemental   Indenture   No. 2  dated  as  of  December  31,  1997
            supplementing the Indenture.  (Exhibit 4(G) to Registrant's   Annual
            Report on Form 10-K for 1997).


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

**   (H) *  Copy of Bitco  Key Employees Performance Recognition Plan.  (Exhibit
            10(H) to Registrant's Annual Report on Form 10-K 1997)

                           (Exhibit Index, Continued)


**   (I)    Copy of the RMIC Corporation/Republic Mortgage Insurance Company
            Amended and Restated Key Employees Performance Recognition Plan.

**   (J)    Copy  of  the RMIC Corporation/Republic Mortgage  Insurance  Company
            Executives Excess Benefits Pension Plan.

(21) Subsidiaries of the registrant.

(23) Consent of PricewaterhouseCoopers LLP

(24) Powers of attorney

(28) Consolidated Schedule P (To be filed by amendment.)


---------------
*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.