Form 10-K/A
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-04-19
CIK 74260

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


                                 AMENDMENT NO. 1
                                              ---


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2000 on
                                                   ----------------------
     Form 10K as set forth in the pages attached hereto:(List all such items,
     --------
     financial statements, exhibits or other portions amended)



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


Date: April 13, 2001                      By:          /s/ Paul D. Adams
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











                                 Total Pages: 11
                                 ---------------

                                      INDEX



FINANCIAL STATEMENT SCHEDULES
-----------------------------

 Report of Independent Accountants

 OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Schedule   I - Summary  of  Investments - Other  than  Investments  in  Related
                Parties as of December 31, 2000

 Schedule  II - Condensed Financial Information of Registrant as of December 31,
                2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998

 Schedule III - Supplementary Insurance Information for the years ended December
                31, 2000, 1999 and 1998

 Schedule  IV - Reinsurance for the years ended December 31, 2000, 1999 and 1998

 Schedule  VI - Supplemental    Information   Concerning   Property  -  Casualty
                Insurance Operations for the years ended December 31, 2000, 1999 and 1998

 Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.




EXHIBITS *
---------

  (28) Consolidated Schedule P.





















*  Not covered in the Report of Independent Accountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our audits of the consolidated financial statements of Old Republic International Corporation and its subsidiaries at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 referred to in our report dated March 14, 2001, is included on page 51 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                               /s/ PricewaterhouseCoopers, LLP


Chicago, Illinois
March 14, 2001

                                    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                    As of December 31, 2000
                                                       ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------------


                    Column A                                                 Column B           Column C          Column D
                -----------------                                        ----------------   ----------------   ----------------
                                                                                                                  Amount at
                                                                                                  Fair           which shown
Type of investment                                                           Cost (a)             Value        in balance sheet
------------------                                                       ----------------   ----------------   ----------------
Held to maturity:
     Fixed maturity securities:
         States, municipalities and political subdivisions               $      1,299,843   $      1,324,300   $      1,299,843
         Public utilities                                                         777,548            781,228            777,548
         Redeemable preferred stocks                                                  675                689                675
                                                                         ----------------   ----------------   ----------------
                                                                                2,078,067   $      2,106,217          2,078,067
                                                                                            ================
     Other long-term investments                                                   55,248                                55,248
                                                                         ----------------                      ----------------
             Total                                                              2,133,315                             2,133,315
                                                                         ----------------                      ----------------



Available for sale:
     Fixed maturity securities:
         United States Government and government
             agencies and authorities                                             668,044   $        686,242            686,242
         Foreign government                                                        21,983             22,975             22,975
         Corporate, industrial and all other                                    1,529,235          1,523,072          1,523,072
                                                                         ----------------   ----------------   ----------------
                                                                                2,219,262   $      2,232,291          2,232,291
                                                                         ----------------   ================   ----------------
     Equity Securities:
         Non-redeemable preferred stocks                                            2,589   $          2,601              2,601
         Common stocks:
             Banks, trusts and insurance companies                                 23,759             29,594             29,594
             Industrial, miscellaneous and all other                              212,362            263,339            263,339
                                                                         ----------------   ----------------   ----------------
                                                                                  238,710   $        295,535            295,535
                                                                         ----------------   ================   ----------------
     Short-term investments                                                       378,051                               378,051
                                                                         ----------------                      ----------------
             Total                                                              2,836,023                             2,905,877
                                                                         ----------------                      ----------------
                 Total Investments                                       $      4,969,338                      $      5,039,192
                                                                         ================                      ================

Note:(a) Represents  original  cost  of  equity  securities,  and   as to  fixed
         maturities, original  cost reduced  by   repayments  and  adjusted  for
         amortization of premium or accrual of discount.

                                 OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     BALANCE SHEETS
                                 OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                                    ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                            2000               1999
                                                                                      ----------------   ----------------
Assets:

Bonds and notes                                                                       $          9,500   $          9,500
Cash                                                                                             5,208                ---
Short-term investments                                                                           6,931              7,686
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                  2,540,269          2,305,387
     Indebtedness of affiliates                                                                105,273             97,883
Other assets                                                                                    20,460             19,279
                                                                                      ----------------   ----------------
     Total Assets                                                                     $      2,687,643   $      2,439,736
                                                                                      ================   ================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                 $         18,076   $         44,804
Debt and debt equivalents                                                                      114,959            117,453
Indebtedness to affiliates and subsidiaries                                                    115,164             78,257
Commitments and contingent liabilities                                                             ---                ---
                                                                                      ----------------   ----------------
     Total Liabilities                                                                         248,200            240,515
                                                                                      ----------------   ----------------

Convertible preferred stock                                                                        722                787
                                                                                      ----------------   ----------------

Common Shareholders' Equity:
Common stock                                                                                   121,444            156,678
Additional paid-in capital                                                                     207,854            627,819
Unallocated shares - ESSOP                                                                         ---             (2,500)
Retained earnings                                                                            2,106,433          1,873,965
Accumulated other comprehensive income (loss)                                                   35,673            (17,665)
Treasury stock (at cost)                                                                       (32,685)          (439,864)
                                                                                      ----------------   ----------------
     Total Common Shareholders' Equity                                                       2,438,720          2,198,433
                                                                                      ----------------   ----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                $      2,687,643   $      2,439,736
                                                                                      ================   ================

                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     STATEMENTS OF INCOME
                                   OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                                       ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                     ----------------------------------------------------------
                                                                           2000                 1999                 1998
                                                                     ----------------     ----------------     ----------------
Revenues:
Investment income from subsidiaries                                  $          8,964     $          5,622     $          6,478
Real estate and other income                                                    3,692                3,789                3,361
Other investment income                                                         1,250                1,680                3,632
                                                                     ----------------     ----------------     ----------------
       Total Revenues                                                          13,907               11,091               13,472
                                                                     ----------------     ----------------     ----------------

Expenses:
Interest -- subsidiaries                                                        7,353                1,394                 605
Interest -- other                                                               8,155                8,155               8,156
Real estate and other expenses                                                  2,844                2,638               2,280
General expenses, taxes and fees                                                5,673                5,361               6,541
                                                                     ----------------     ----------------     ---------------
       Total Expenses                                                          24,027               17,549              17,583
                                                                     ----------------     ----------------     ---------------
Revenues, net of expenses                                                     (10,119)              (6,458)             (4,110)

Federal income tax credits                                                     (3,596)              (2,701)               (938)
                                                                     ----------------     ----------------     ---------------
Loss before equity in earnings of subsidiaries                                 (6,523)              (3,757)             (3,172)

Equity in Earnings of Subsidiaries:
     Dividends received                                                       119,650              178,970             158,294
     Earnings in excess of dividends                                          184,460               51,626             168,622
                                                                     ----------------     ----------------     ---------------

Net Income                                                           $        297,587     $        226,839     $       323,744
                                                                     ================     ================     ===============

                                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                    STATEMENTS OF CASH FLOWS
                                     OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                                        ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                     ----------------------------------------------------------
                                                                           2000                 1999                 1998
                                                                     ----------------     ----------------     ----------------
Cash flows from operating activities:
     Net income                                                      $        297,587     $        226,839     $        323,744
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Accounts receivable                                                      204                 (131)                 505
         Income taxes - net                                                   (27,416)              22,207                6,663
         Excess of equity in net income of subsidiaries
            over dividends received                                          (184,460)             (72,126)            (198,665)
         Accounts payable, accrued expenses and other                           4,277               (1,783)                 530
                                                                     ----------------     ----------------     ----------------
     Total                                                                     90,191              175,004              132,778
                                                                     ----------------     ----------------     ----------------

Cash flows from investing activities:
     Sales of other investments                                                     7                    7                  ---
     Sales of fixed assets for company use                                        ---                   48                  113
     Purchases of other investments                                               ---                  ---                 (527)
     Purchases of fixed assets for company use                                 (1,508)                (451)                 (29)
     Investments in, and indebtedness of related parties - net                 33,601               28,485               20,782
                                                                     ----------------     ----------------     ----------------
     Total                                                                     32,101               28,088               20,339
                                                                     ----------------     ----------------     ----------------

Cash flows from financing activities:
     Issuance of preferred and common stock                                    13,775                3,184               19,089
     Dividends on common shares                                               (65,000)             (62,667)             (52,859)
     Dividends on preferred shares                                               (120)                (135)                (210)
     Purchase of treasury stock                                               (66,493)            (188,169)            (151,127)
                                                                     ----------------     ----------------     ----------------
     Total                                                                   (117,839)            (247,787)            (185,107)
                                                                     ----------------     ----------------     ----------------

Increase (decrease) in cash and short-term investments                          4,453              (44,694)             (31,990)
Cash and short-term investments, beginning of year                              7,686               52,380               84,370
                                                                     ----------------     ----------------     ----------------
Cash and short-term investments, end of year                         $         12,139     $          7,686     $         52,380
                                                                     ================     ================     ================

Supplemental Information:
     Noncash dividends received from subsidiaries                    $            ---     $         20,500     $         30,043
                                                                     ================     ================     ================

                                           OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                            For the years ended December 31, 2000, 1999 and 1998
                                                              ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                 Column A                     Column B          Column C         Column D          Column E         Column F
--------------------------------------     ----------------  ---------------- ----------------  ---------------- ----------------
                                                              Future Policy
                                              Deferred          Benefits,                        Other Policy
                                               Policy            Losses,                          Claims and
                                             Acquisition       Claims and        Unearned          Benefits          Premium
                  Segment                       Costs         Loss Expenses      Premiums           Payable          Revenue
--------------------------------------     ----------------  ---------------- ----------------  ---------------- ----------------
Year Ended December 31, 2000:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                       $53,934        $1,734,650         $307,227           $44,396         $857,838
     Mortgage Insurance Group                       57,654           183,457           37,265               ---          331,490
     Title Insurance Group                             ---           212,083              ---               750          307,611
     Life Insurance Group                           36,516            82,567              ---               588           53,431
     Reinsurance Losses Recoverable (a)                ---         1,297,393           53,087               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Total Insurance Underwriting               148,105         3,510,152          397,580            45,735        1,550,371
     Corporate                                         ---               ---              ---               ---              ---
                                           ----------------  ---------------- ----------------  ---------------- ----------------
        Consolidated                              $148,105        $3,510,152         $397,580           $45,735       $1,550,371
                                           ================  ================ ================  ================ ================

Year Ended December 31, 1999:
--------------------------------------
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
                                           ================  ================ ================  ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 2000 and 1999 and $1.2 billion at December 31, 1998. FAS No. 113 did not have any effect on the Company's results of operations.

                                           OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                            For the years ended December 31, 2000, 1999 and 1998
                                                              ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                 Column A                      Column G          Column H         Column I         Column J          Column K
--------------------------------------     ----------------  ---------------- ---------------- ----------------  ----------------
                                                                 Benefits,      Amortization
                                                                  Claims,        of Deferred
                                                  Net           Losses and         Policy            Other
                                              Investment        Settlement       Acquisition       Operating         Premiums
                  Segment                       Income           Expenses           Costs          Expenses           Written
--------------------------------------     ----------------  ---------------- ---------------- ----------------  ----------------
Year Ended December 31, 2000:
--------------------------------------
   Insurance Underwriting:
     General Insurance Group                      $179,864          $665,048         $172,552         $102,646          $885,090
     Mortgage Insurance Group                       56,811            49,645           45,518           60,099           335,484
     Title Insurance Group                          24,002            17,560              ---          460,823           307,611
     Life Insurance Group                            8,588            29,017           10,277           16,832            45,382
     Reinsurance Losses Recoverable (a)                ---              ---               ---              ---              ---
                                           ----------------  ---------------- ---------------- ----------------  ----------------
        Total Insurance Underwriting               269,266           761,272          228,348          640,402         1,573,569
     Corporate                                       4,727               ---              ---           14,230               ---
                                           ----------------  ---------------- ---------------- ----------------  ----------------
        Consolidated                              $273,994          $761,272         $228,348         $654,632        $1,573,569
                                           ================  ================ ================ ================  ================

Year Ended December 31, 1999:
--------------------------------------
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
                                           ================  ================ ================ ================  ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 2000 and 1999 and $1.2 billion at December 31, 1998. FAS No. 113 did not have any effect on the Company's results of operations.

                                    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                   SCHEDULE IV - REINSURANCE
                                     For the years ended December 31, 2000, 1999 and 1998
                                                       ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------------------

                 Column A                      Column B          Column C           Column D          Column E         Column F
---------------------------------------   -----------------  ----------------  -----------------  -----------------  ------------

                                                                                                                      Percentage
                                                                  Ceded              Assumed                          of amount
                                                Gross            to other          from other            Net           assumed
                                                amount           companies         companies           amount           to net
                                          -----------------  ----------------  -----------------  -----------------  ------------
Year Ended December 31, 2000:
---------------------------------------
   Life insurance in force                $      11,800,529  $      4,951,352  $             ---  $       6,849,177          ---%
                                          =================  ================  =================  =================  ============

   Premium Revenues:
     General Insurance Group              $       1,084,463  $        252,006  $          25,382  $         857,838          3.0%
     Mortgage Insurance Group                       359,039            29,478              1,929            331,490          0.6
     Title Insurance Group                          306,809               306              1,108            307,611          0.4
     Life Insurance Group:
        Life insurance                               35,501            13,470                ---             22,031          ---
        Accident and health insurance                45,296            13,899                  3             31,400          ---
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Total Life Insurance Group                      80,797            27,369                  3             53,431          ---
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Consolidating adjustments                          ---                (3)                (3)               ---          ---
                                          -----------------  ----------------  -----------------  -----------------  ------------
   Consolidated                           $       1,831,110  $        309,158  $          28,419  $       1,550,371          1.8%
                                          =================  ================  =================  =================  ============


Year Ended December 31, 1999:
---------------------------------------
   Life insurance in force                $      12,735,315  $      4,838,731  $             ---  $       7,896,584          ---%
                                          =================  ================  =================  =================  ============

   Premium Revenues:
     General Insurance Group              $       1,060,157  $        233,281  $          26,621  $         853,498          3.1%
     Mortgage Insurance Group                       317,812            18,017                551            300,346          0.2
     Title Insurance Group                          358,349               156              1,121            359,314          0.3
     Life Insurance Group:
        Life insurance                               37,873            15,697                780             22,956          3.4
        Accident and health insurance                44,316            13,131                (72)            31,113         (0.2)
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Total Life Insurance Group                      82,189            28,828                708             54,069          1.3
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Consolidating adjustments                          ---              (708)              (708)               ---          ---
                                          -----------------  ----------------  -----------------  -----------------  ------------
   Consolidated                           $       1,818,509  $        279,574  $          28,293  $       1,567,229          1.8%
                                          =================  ================  =================  =================  ============


Year Ended December 31, 1998:
---------------------------------------
   Life insurance in force                $      11,422,322  $      4,681,737  $             ---  $       6,740,586          ---%
                                          =================  ================  =================  =================  ============

   Premium Revenues:
     General Insurance Group              $       1,078,197  $        203,933  $          28,334  $         902,599          3.1
     Mortgage Insurance Group                       294,097             3,872                506            290,731          0.2
     Title Insurance Group                          314,847               242              1,249            315,854          0.4
     Life Insurance Group:
        Life insurance                               36,668            11,951                ---             24,717          ---
        Accident and health insurance                48,524            14,343                103             34,284          0.3
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Total Life Insurance Group                      85,192            26,294                103             59,001          0.2
                                          -----------------  ----------------  -----------------  -----------------  ------------
     Consolidating adjustments                          ---              (103)              (103)               ---          ---
                                          -----------------  ----------------  -----------------  -----------------  ------------
   Consolidated                           $       1,772,334  $        234,238  $          30,089  $       1,568,185          1.9%
                                          =================  ================  =================  =================  ============

                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                    For the years ended December 31, 2000, 1999 and 1998
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                Column A                    Column B         Column C        Column D       Column E       Column F       Column G
--------------------------------------   -------------- ----------------- -------------- -------------- --------------  ------------
                                                          Reserves for
                                            Deferred      Unpaid Claims     Discount,
                                             Policy         and Claim        If Any                                         Net
                                           Acquisition      Adjustment     Deducted in      Unearned        Earned       Investment
       Affiliation With Registrant            Costs          Expenses        Column C       Premiums       Premiums        Income
--------------------------------------   -------------- ----------------- -------------- -------------- -------------- -------------
Year Ended December 31, 2000:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $53,934        $1,734,650       $151,765       $307,227       $857,838      $179,864
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                         -------------- ----------------- -------------- -------------- -------------- -------------
                                                $53,934        $1,734,650       $151,765       $307,227       $857,838      $179,864
                                         ============== ================= ============== ============== ============== =============

Year Ended December 31, 1999:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $51,370        $1,770,826       $154,425       $280,308       $853,498      $182,510
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                         -------------- ----------------- -------------- -------------- -------------- -------------
                                                $51,370        $1,770,826       $154,425       $280,308       $853,498      $182,510
                                         ============== ================= ============== ============== ============== =============

Year Ended December 31, 1998:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $55,295        $1,815,168       $169,536       $278,749       $902,599      $191,873
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                         -------------- ----------------- -------------- -------------- -------------- -------------
                                                $55,295        $1,815,168       $169,536       $278,749       $902,599      $191,873
                                         ============== ================= ============== ============== ============== =============


Note: (a)  These amounts are immaterial and have, therefore, been  omitted  from this schedule.
      (b)  See note (a) to Schedule III.

                           OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                            For the years ended December 31, 2000, 1999 and 1998
                                        ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------
                Column A                            Column H               Column I       Column J       Column K
--------------------------------------   ----------------------------- --------------- -------------- --------------
                                                Claims and Claim
                                              Adjustment Expenses        Amortization      Paid
                                              Incurred Related to        of Deferred      Claims
                                         -----------------------------      Policy       and Claim
                                             Current         Prior       Acquisition     Adjustment      Premiums
       Affiliation With Registrant            Year           Years          Costs         Expenses        Written
--------------------------------------   -------------- -------------- --------------- -------------- --------------
Year Ended December 31, 2000:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $730,744       ($66,606)       $172,552       $700,311       $885,090
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------- -------------- --------------- -------------- --------------
                                                $730,744       ($66,606)       $172,552       $700,311       $885,090
                                          ============== ============== =============== ============== ==============

Year Ended December 31, 1999:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $771,117       ($66,384)       $182,215       $749,075       $854,556
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------- -------------- --------------- -------------- --------------
                                                $771,117       ($66,384)       $182,215       $749,075       $854,556
                                          ============== ============== =============== ============== ==============

Year Ended December 31, 1998:
--------------------------------------
(a)  Consolidated property-casualty
     entities (b)                               $764,770      ($123,758)       $182,974       $745,161       $892,064
(b)  Unconsolidated property-casualty
     subsidiaries (a)
(c)  Proportionate share of registrant
     and its subsidiaries' 50%-or-less
     owned property-casualty equity
     investees (a)
                                          -------------- -------------- --------------- -------------- --------------
                                                $764,770      ($123,758)       $182,974       $745,161       $892,064
                                          ============== ============== =============== ============== ==============


Note: (a)  These  amounts are immaterial and  have, therefore, been omitted from this schedule.
      (b)  See note (a) to Schedule III.


                       Exhibit 28 Consolidated Schedule P


Schedule P - Part 3          OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands) (a)

  Premiums
 were earned                                                     Allocated                   Unallocated
  & Losses         Premiums           Loss         Salvage      Loss Expense                Loss Expense
  incurred          Earned          Payments       Received       Payments        Ratio       Payments        Ratio
--------------  ---------------- --------------- ------------- ---------------  ----------  --------------  ----------
    Prior            $5,518,253      $3,273,320      $184,936        $404,697      12.36%        $129,882       3.97%
    1991                740,239         406,648        18,049          45,435      11.17%          18,249       4.49%
    1992                815,871         416,874        19,122          46,942      11.26%          21,101       5.06%
    1993                875,847         465,032        19,723          60,700      13.05%          26,393       5.68%
    1994                867,630         461,242        21,101          61,188      13.27%          29,177       6.33%
    1995                850,211         427,360        24,235          55,789      13.05%          32,311       7.56%
    1996                846,760         472,514        26,668          59,057      12.50%          37,990       8.04%
    1997                879,848         522,681        32,560          59,882      11.46%          39,177       7.50%
    1998                867,430         506,483        34,031          44,581       8.80%          42,924       8.47%
    1999                815,115         400,144        32,891          17,061       4.26%          53,456      13.36%
    2000                812,907         218,807        15,992           9,034       4.13%          35,343      16.15%
                ---------------- --------------- ------------- ---------------  ----------  --------------  ----------
   Totals           $13,890,111      $7,571,105      $429,308        $864,366      11.42%        $466,003       6.16%
                ================ =============== ============= ===============  ==========  ==============  ==========

  Premiums                                                                              Total Loss
 were earned      Loss & Loss                                              Unpaid         & Loss
  & Losses          Expense                 # of Claims      Unpaid         Loss         Expense        2000
  incurred          Payments       Ratio    Outstanding      Losses        Expense       Incurred       Ratio
--------------  ---------------- --------- ------------- ---------------  ----------  --------------  ---------
    Prior            $3,807,899    69.01%       XXX            $444,460     $42,233      $4,294,592     77.83%
    1991                470,332    63.54%       XXX              44,694       5,173         520,199     70.27%
    1992                484,917    59.44%       XXX              45,802       9,761         540,480     66.25%
    1993                552,125    63.04%       XXX              34,334       4,381         590,840     67.46%
    1994                551,607    63.58%       XXX              30,164       5,889         587,660     67.73%
    1995                515,460    60.63%       XXX              47,357       6,902         569,719     67.01%
    1996                569,561    67.26%       XXX              50,879       9,444         629,884     74.39%
    1997                621,740    70.66%       XXX              78,579      15,297         715,616     81.33%
    1998                593,988    68.48%       XXX             125,374      26,012         745,374     85.93%
    1999                470,661    57.74%       XXX             215,820      48,005         734,486     90.11%
    2000                263,185    32.38%       XXX             370,865      89,069         723,118     88.95%
                ---------------- --------- ------------- ---------------  ----------  --------------  ----------
   Totals            $8,901,474    64.08%       XXX          $1,488,328    $262,166     $10,651,968     76.69%
                ================ ========= ============= ===============  ==========  ==============  ==========

(a) Prepared in accordance with the 2000 guidelines set by the NAIC.