Form 10-K405/A
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-04-27
CIK 74260

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


                                 AMENDMENT NO. 3
                                              ---


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2000 on
                                                  ----------------------
    Form 10-K as  set forth  in the pages  attached  hereto: (List all such
    ---------
    items, financial statements, exhibits or other portions amended)



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




Date: April 27, 2001                     By:        /s/ Paul D. Adams
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



                   For The Fiscal Year Ended December 31, 2000


                                 ---------------


                         BITUMINOUS 401(k) SAVINGS PLAN
                     (Formerly Known as BITCO Savings Plan)


                                 ---------------




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                             307 NORTH MICHIGAN AVE
                             CHICAGO, ILLINOIS 60601

                         BITUMINOUS 401(k) SAVINGS PLAN
                          Index to Financial Statements


                                                                        Page No.



Report of Independent Accountants                                          1

Financial Statements:
 Statements of Net Assets Available for Benefits at
  December 31, 2000 and 1999                                               2

 Statements of Changes in Net Assets Available for Benefits
  for the years ended December 31, 2000 and 1999                           3

Notes to Financial Statements                                            4 to 8

Supplemental Schedule:
 Schedule of Assets Held for Investment Purposes at End of Year            9

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




                                     BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                     By       /s/ Greg Ator
                                        ---------------------------------------
                                         Greg Ator, Committee Member




                                     By       /s/ Janine Happ
                                        ---------------------------------------
                                         Janine Happ, Committee Member




                                     By       /s/ Robert Rainey
                                        ---------------------------------------
                                         Robert Rainey, Committee Member




Dated: April 3, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Administrative Committee of the
Bituminous 401(k) Savings Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at end of year, as of December 31, 2000, is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                               /s/ PricewaterhouseCoopers LLP



April 3, 2001


                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 2000 and 1999



ASSETS                                                                                   2000              1999
                                                                                         ----              ----
Investments, at fair value:
         Old Republic International Corporation (ORI) common stock                     $7,572,450        $3,283,234
         Pooled separate accounts                                                       8,641,814         5,545,016
         Participant loans                                                                230,454           333,211
Investment, at contract value:
         CGLIC general accounts                                                                 0         3,135,582
                                                                                      -----------       -----------
                                                                                       16,444,718        12,297,043

Cash                                                                                        7,196            10,937
                                                                                      -----------       -----------
Net assets available for benefits                                                     $16,451,914       $12,307,980
                                                                                      ===========       ===========

The accompanying notes are an integral part of the financial statements.



                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 2000 and 1999


                                                                                         2000              1999
                                                                                         ----              ----
Additions:

Contributions:
         Employer                                                                        $179,934          $180,092
         Employee                                                                         875,639           860,705
         Rollover                                                                          32,331           219,297
                                                                                      -----------       -----------
            Total contributions                                                         1,087,904         1,260,094
                                                                                      -----------       -----------

Investment income:
         Dividends from ORI common stock                                                  132,925           116,710
         Net investment (loss) gain from pooled separate accounts                        (490,399)          387,112
         Interest from CGLIC general accounts                                             120,209           159,718
         Net appreciation (depreciation) of the ORI stock account                       4,476,753        (2,145,094)
         Interest from participant loans                                                   25,519            26,517
                                                                                      -----------       -----------
            Total investment income (loss)                                              4,265,007        (1,455,037)
                                                                                      -----------       -----------
            Total additions (deductions)                                                5,352,911          (194,943)
                                                                                      -----------       -----------

Deductions:
         Benefits paid to participants                                                  1,196,382         1,878,156
         Administrative expenses                                                            9,830            11,348
         Participant loans                                                                  2,765             8,985
                                                                                      -----------       -----------
            Total deductions                                                            1,208,977         1,898,489
                                                                                      -----------       -----------

            Net increase (decrease)                                                     4,143,934        (2,093,432)

Net assets available for benefits:
         Beginning of year                                                             12,307,980        14,401,412
                                                                                      -----------       -----------
         End of year                                                                  $16,451,914       $12,307,980
                                                                                      ===========       ===========

The accompanying notes are an integral part of the financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan
         The following description of the Bituminous 401(k) Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

         A.   General
         The Plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company"), who prior to October 1, 1997, had completed one year of service, attained age twenty-one and had completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Subsequent to October 1, 1997, employees are eligible to participate in the plan on the last to occur: (A) date of hire or (B) the start of the payroll period in which the employee attains age twenty-one. Participation in the Plan is optional. If an employee does not elect to join the plan on the first date he is eligible to do so, he may join the plan at the start of any subsequent payroll period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

         B. Contributions
         Participants may contribute up to 9 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Effective July 1, 2000, participants may elect to have their voluntary contributions invested in any one or more of the ten Pooled Separate Accounts. Prior to July 1, 2000, participants' election options included three Pooled Separate Accounts, two General Accounts and the ORI Stock Account. The Company's matching contributions are invested in the ORI Stock Account.

         C.   Participant Accounts
         Each participant's account is credited with the participant's contribution, an allocation of the Company's contribution and Plan earnings. The Pooled Separate Accounts are each divided into units of participation. When an amount is allocated or transferred to the Pooled Separate Accounts, the number of units is increased and when an amount is withdrawn from the Pooled Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Pooled Separate Accounts by the then current Pooled Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of participants in proportion to the Old Republic International Corporation stock previously credited to their accounts.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.       Description of Plan (continued)

         D.   Vesting
         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table:

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

         E.   Payment of Benefits
         On termination of service, retirement, or death, a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2000 and 1999, include funds totaling $1,842,242 and $1,520,548, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

         F.   Forfeitures
         All forfeitures are segregated annually. At that time, forfeitures are used as an offset to the company match contribution. There were unallocated assets of $4,383 and $4,231 at December 31, 2000 and 1999, respectively, related to these forfeitures.

         G.   Participant Loans
         Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 8.75 percent to 10.50 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.

         H.   Administrative Expenses
         It is the policy of the Company to provide administrative support for the Plan and to pay for certain administrative and trustee fees.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS



2.       Summary of Significant Accounting Policies

         A.   Basis of Accounting
         The accompanying financial statements have been prepared on the accrual basis. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI Stock Account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

         B.   Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

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

         D.  Investments
         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

         The Plan entered into a group annuity contract with Connecticut General Life Insurance Company (CGLIC). CGLIC maintains contributions in a contract holder's account and such contributions are allocated to separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The General Accounts are included in the financial statements at contract value and the Pooled Separate Accounts are included in the financial statements at fair value at December 31, 2000 and 1999 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS



3.       Assets Greater Than 5% of Plan Assets

         Investments that represent 5% or more of the plan assets are as follows:

                                                             December 31,
                                                         2000           1999
                                                         ----           ----
          Guaranteed Long-Term Account                               $2,970,729
          Fidelity Advisor Balanced Fund                              1,639,248
          Fidelity Advisor Growth Opportunities Fund                  2,263,005
          Stock Large Company Index Fund               $1,529,714     1,642,763
          Short Term Fixed                              2,561,199
          Balanced 1 Invesco                            1,280,344
          Large Value I Levin                           1,266,726
          ORI Stock Account                             7,572,450*    3,283,234*

         * Nonparticipant-directed

4.       Nonparticipant-Directed Investments


         Information  about the net assets and the significant components of the
         changes   in   net   assets  relating  to  the  nonparticipant-directed
         investments is as follows:

                                                             December 31,
                                                         2000          1999
                                                         ----          ----
                  Net Assets:
                       ORI Stock Account               $4,390,674    $1,860,317


                                                            Year Ended
                                                        December 31, 2000
                  Changes in Net Assets:
                       Contributions                          $176,795
                       Dividends                                74,868
                       Net appreciation                      2,524,497
                       Benefits paid to participants          (244,156)
                       Administrative expenses                  (1,647)
                                                            ----------
                                                            $2,530,357
                                                            ==========

5.       Tax Status


         The Internal Revenue Service has issued a determination letter, dated October 26, 1994, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS



6.       Plan Termination

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


                         BITUMINOUS 401(K) SAVINGS PLAN
                              SUPPLEMENTAL SCHEDULE


         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                             As of December 31, 2000


                                                                                                    Contract/
                                           Description of Investment                                 Current
Identity of Issue                           including interest rate                 Cost              Value
-----------------                          -------------------------                ----            ---------
CIGNA Charter                              Pooled separate account                                  1,529,714
Stock Large Company
Index Account

CIGNA Charter                              Pooled separate account                                  2,561,199
Short Term Fixed

CIGNA Separate Account                     Pooled separate account                                  1,280,344
Charter Balanced Fund 1
Invesco

CIGNA Separate Account                     Pooled separate account                                    448,229
Charter Large Company
Stock Growth Putnam

CIGNA Separate Account                     Pooled separate account                                  1,266,726
Charter Large Company
Stock Value I Levin

CIGNA Separate Account                     Pooled separate account                                    228,553
Small Company Stock
Value I Berger

CIGNA Separate Account                     Pooled separate account                                    414,941
Small Company Stock
Growth Timessquare

CIGNA Separate Account                     Pooled separate account                                     99,911
Charter Global Stock
Morgan Stanley

CIGNA Separate Account                     Pooled separate account                                     70,256
Short Term Global Advisor
Interm Bond

CIGNA Separate Account                     Pooled separate account                                    741,941
Invesco Dynamics

ORI Stock Account                          Common stock                           3,222,564         7,572,450

                                           Participant loans, interest                                230,454
                                           Rates 8.75% to 10.50%

                                       9
