Form 10-K405/A
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-04-30
CIK 74260

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

                                  -------------

                           GREAT WEST CASUALTY COMPANY
                               PROFIT SHARING PLAN

                                  -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                            307 NORTH MICHIGAN AVENUE
                             CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL SCHEDULE
                 for the years ended December 31, 2000 and 1999

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements


--------------------------------------------------------------------------------

                                                                        Page No.

Report of Independent Accountants                                          1

Financial Statements:
 Statements of Net Assets Available for Benefits at
  December 31, 2000 and 1999                                               2

 Statements of Changes in Net Assets Available for Benefits
  for the years ended December 31, 2000 and 1999                           3

Notes to Financial Statements                                            4 - 6

Supplemental Schedule:
 Schedule of Assets Held for Investment Purposes At End of Year        Exhibit I

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Participants and Administrative Committee of
Great West Casualty Company Profit Sharing Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Great West Casualty Company Profit Sharing Plan (the "Plan") at December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



                                            /s/ PricewaterhouseCoopers LLP



March 30, 2001


                                    GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                                    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                                                 DECEMBER 31, 2000 AND 1999                                           2
-----------------------------------------------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           2000             1999
                                                                                      ---------------  ----------------
ASSETS:

Investments, at fair value:
    Old Republic International Corporation (ORI) common stock                             $4,434,938        $1,880,872
    Pooled separate accounts                                                              19,603,210        20,505,505
    Participant loans                                                                        817,538           808,790
Investment, at contract value:
    CGLIC general accounts                                                                15,165,123        15,180,243
                                                                                      ---------------  ----------------
Net assets available for benefits                                                        $40,020,809       $38,375,410
                                                                                      ===============  ================

The accompanying notes are an integral part of the financial statements.


                                     GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                                STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999                                  3
-----------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                                      ---------------------------------
                                                                                           2000              1999
                                                                                      ---------------  ----------------
Additions:

Contributions:
  Employer                                                                                $2,338,295        $2,308,583
  Employee                                                                                 1,211,807         1,086,365
                                                                                      ---------------  ----------------
     Total contributions                                                                   3,550,102         3,394,948
                                                                                      ---------------  ----------------

Investment Income:
  Interest from CGLIC general accounts                                                       825,252           786,166
  Dividends from ORI common stock                                                             82,240            61,041
  Net appreciation (depreciation) of ORI common stock                                      2,797,463        (1,126,754)
  Net investment gain/(loss) from pooled separate accounts                                (2,710,133)        3,252,398
  Interest from participant loans                                                             66,479            53,441
                                                                                      ---------------  ----------------
   Total investment income                                                                1,061,301         3,026,292
                                                                                      ---------------  ----------------
    Total additions                                                                        4,611,403         6,421,240
                                                                                      ---------------  ----------------

Deductions:
  Benefits paid to participants                                                            2,849,962         1,618,934
  Administrative expenses                                                                      8,117             6,721
  Participant loans                                                                          107,925             1,613
                                                                                      ---------------  ----------------
    Total deductions                                                                       2,966,004         1,627,268
                                                                                      ---------------  ----------------

    Net increase                                                                           1,645,399         4,793,972

Net assets available for benefits:
  Beginning of year                                                                       38,375,410        33,581,438
                                                                                      ---------------  ----------------
  End of year                                                                            $40,020,809       $38,375,410
                                                                                      ===============  ================


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

(b) Contributions and Participants Accounts

Participants may contribute 1/2% to 15% of their annual wages to the Plan. The Company provides a matching contribution equal to 25% of the first 6% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of eleven pooled separate investment funds ("Pooled Separate Accounts"). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

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

(d) Payment of Benefits

On termination of service, retirement, or death a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2000 and 1999, include funds totaling $2,811,151 and $2,043,751, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e) Forfeitures

All forfeitures are segregated until the employee has attained a five year break in service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $883,143 and $957,397 at December 31, 2000 and 1999, respectively, related to these forfeitures.

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


NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of the plan assets are as follows:

                                                                                                  December 31,
                                                                                             2000              1999
                                                                                             ----              ----
CIGNA Guaranteed Long-Term Account                                                       $15,165,123       $15,180,243
CIGNA Stock Market Index Account                                                           4,410,889         5,075,750
CIGNA Separate Account - Fidelity Advisor Balanced Account                                 2,036,179         2,387,803
CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account                     4,562,933         6,426,043
ORI Stock Account                                                                          4,434,938
CIGNA Separate Account - Janus Worldwide Account                                           3,803,684         4,109,313
CIGNA Separate Account - Small Value I Berger                                              2,065,555


NOTE 4 - TAX STATUS

The Internal Revenue Service has issued a determination letter, dated March 20, 1995, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.


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


                                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                                              SUPPLEMENTAL SCHEDULE
                                             AS OF DECEMBER 31, 2000
                                                                                                       Exhibit I
----------------------------------------------------------------------------------------------------------------


                           SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                           --------------------------------------------------------------

                                                                                                      Contract/
                                                                                                       Current
Description                                                                                             Value
-----------                                                                                          -----------
CIGNA Guaranteed Long-Term Account                              Long-term investment fund            $15,165,123
CIGNA Stock Market Index Account                                Short-term investment fund             4,410,889
CIGNA Separate Account - Fidelity Advisor Balanced Account      Pooled separate account                2,036,179
CIGNA Separate Account - Fidelity Advisor Growth Opportunities  Pooled separate account                4,562,933
ORI Stock Account                                               Common Stock                           4,434,938
CIGNA Separate Account - INVESCO Total Return Account           Pooled separate account                  484,376
CIGNA Separate Account - PBHG Growth Account                    Pooled separate account                1,264,131
CIGNA Separate Account - Janus Worldwide Account                Pooled separate account                3,803,684
CIGNA Separate Account - Corporate Bond Fund                    Pooled separate account                   82,849
CIGNA Separate Account - Small Value I Berger                   Pooled separate account                2,065,555
CIGNA Separate Account - Janus Account                          Pooled separate account                  892,614
Participants Loans                                              Participant loans, interest rates        817,538
                                                                range from 7.00% to 10.00%

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Committee has duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.



                                      GREAT WEST PROFIT SHARING PLAN, Registrant

                                      By,   /s/ Allen J. Johnson
                                           ------------------------------------
                                           Allen J. Johnson, Plan Committee

                                      By,   /s/ Michael P. Krehbiel
                                           ------------------------------------
                                           Michael P. Krehbiel, Plan Committee

                                      By,   /s/ R. Scott Rager
                                           ------------------------------------
                                           R. Scott Rager, Plan Committee

                                      By,   /s/ Gaylen L. TenHulzen
                                           ------------------------------------
                                           Gaylen L. TenHulzen, Plan Committee

                                      By,   /s/ Scott A. Wilson
                                           ------------------------------------
                                           Scott A. Wilson, Plan Committee



Dated: March 30, 2001