Form 10-Q
period 2001-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-05-10
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 2001 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                                   Shares Outstanding
                  Class                              March 31, 2001
       ---------------------------                --------------------
       Common Stock / $1 par value                     118,553,245






                  There are 13 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2001

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

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
             RESULTS  OF  OPERATIONS                                    10 & 11


PART II    OTHER  INFORMATION                                           12 & 13

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      March 31,       December 31,
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
              Assets

Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost) (fair value: $2,104.1 and $2,106.2)       $2,046.1          $2,078.0
                Other long-term investments (at cost)                                                       62.0              55.2
                                                                                                  ----------------  ----------------
                Total                                                                                    2,108.2           2,133.3
                                                                                                  ----------------  ----------------
              Available for sale:
                Fixed maturity securities (at fair value) (cost: $2,332.3 and $2,219.2)                  2,380.7           2,232.2
                Equity securities (at fair value) (cost: $254.8 and $238.7)                                284.9             295.5
                Short-term investments (at fair value which approximates cost)                             339.9             378.0
                                                                                                  ----------------  ----------------
                Total                                                                                    3,005.6           2,905.8
                                                                                                  ----------------  ----------------
              Total investments                                                                          5,113.8           5,039.1
                                                                                                  ----------------  ----------------

Other Assets: Cash                                                                                          30.8              33.0
              Accrued investment income                                                                     70.2              72.0
              Accounts and notes receivable                                                                413.5             302.0
              Reinsurance balances and funds held                                                           67.8              71.0
              Reinsurance recoverable: Paid losses                                                          29.9              36.1
                                       Policy and claim reserves                                         1,337.2           1,350.4
              Deferred policy acquisition costs                                                            163.8             148.1
              Sundry assets                                                                                225.7             229.4
                                                                                                  ----------------  ----------------
                                                                                                         2,339.2           2,242.2
                                                                                                  ----------------  ----------------
                  Total Assets                                                                          $7,453.0          $7,281.4
                                                                                                  ================  ================

------------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                    Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                      $113.1            $120.6
              Losses, claims and settlement expenses                                                     3,370.8           3,389.5
              Unearned premiums                                                                            519.0             397.5
              Other policyholders' benefits and funds                                                       46.5              45.7
                                                                                                  ----------------  ----------------
                   Total policy liabilities and accruals                                                 4,049.5           3,953.4
              Commissions, expenses, fees and taxes                                                        134.9             140.9
              Reinsurance balances and funds                                                               117.0             119.2
              Federal income tax payable: Current                                                           13.6               5.6
                                          Deferred                                                         314.6             289.8
              Debt                                                                                         229.0             238.0
              Sundry liabilities                                                                            75.1              94.8
                                                                                                  ----------------  ----------------
                   Total liabilities                                                                     4,933.9           4,842.0
                                                                                                  ----------------  ----------------

Preferred
Stock:        Convertible preferred stock                                                                    0.3               0.7
                                                                                                  ----------------  ----------------

Common        Common stock                                                                                 121.7             121.4
Shareholders' Additional paid-in capital                                                                   212.2             207.8
Equity:       Retained earnings                                                                          2,173.7           2,106.4
              Accumulated other comprehensive income                                                        43.6              35.6
              Treasury stock (at cost)                                                                     (32.6)            (32.6)
                                                                                                  ----------------  ----------------
                   Total Common Shareholders' Equity                                                     2,518.7           2,438.7
                                                                                                  ----------------  ----------------
                   Total Liabilities, Preferred Stock
                    and Common Shareholders' Equity                                                     $7,453.0          $7,281.4
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

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                  ----------------------------------
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
Revenues:      Net premiums earned                                                                        $406.3            $380.2
               Title, escrow and other fees                                                                 49.8              39.0
                                                                                                  ----------------  ----------------
                  Sub-total                                                                                456.2             419.3
               Net investment income                                                                        68.4              67.8
               Realized investment gains                                                                    14.6               0.9
               Other income                                                                                  8.2               5.1
                                                                                                  ----------------  ----------------
                  Net revenues                                                                             547.5             493.2
                                                                                                  ----------------  ----------------

Expenses:      Benefits, claims and settlement expenses                                                    201.7             198.5
               Underwriting, acquisition and
                  insurance expenses                                                                       219.9             211.9
               Interest and other expenses                                                                   5.2               5.0
                                                                                                  ----------------  ----------------
                  Total expenses                                                                           426.9             415.4
                                                                                                  ----------------  ----------------
               Income before income taxes and items below                                                  120.6              77.7
                                                                                                  ----------------  ----------------

Income Taxes:  Currently payable                                                                            18.2               5.6
               Deferred                                                                                     19.4              17.4
                                                                                                  ----------------  ----------------
                  Total income taxes                                                                        37.6              23.0
                                                                                                  ----------------  ----------------
                                                                                                            82.9              54.6
               Other items - net                                                                             1.0               0.6
                                                                                                  ----------------  ----------------
Net Income:                                                                                                $83.9             $55.3
                                                                                                  ================  ================




Net Income
Per Share:     Basic                                                                                       $0.71             $0.46
                                                                                                  ================  ================
               Diluted                                                                                     $0.70             $0.46
                                                                                                  ================  ================


Dividends Per
Common Share:  Cash dividends                                                                              $0.14             $0.13
                                                                                                  ================  ================


               Average number of common and common equivalent shares
                 outstanding:
                          Basic                                                                      118,536,809       120,878,838
                                                                                                  ================  ================
                          Diluted                                                                    120,150,401       121,196,969
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

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                  ----------------------------------
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
Net income as reported                                                                                     $83.9              $55.3
                                                                                                  ----------------  ----------------

Other comprehensive income (loss):
  Foreign currency translation adjustment                                                                   (1.8)              (0.3)
                                                                                                  ----------------  ----------------
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during period                                                         29.8               (7.6)
    Less: elimination of pre-tax realized gains
      included in income as reported                                                                        14.6                0.9
                                                                                                  ----------------  ----------------
    Pre-tax unrealized gains (losses) on securities
      carried at market value                                                                               15.2               (8.5)
    Deferred income taxes (credits)                                                                          5.3               (2.9)
                                                                                                  ----------------  ----------------
    Net unrealized gains (losses) on securities                                                              9.9               (5.5)
                                                                                                  ----------------  ----------------
  Net adjustments                                                                                            8.0               (5.9)
                                                                                                  ----------------  ----------------

Comprehensive income                                                                                       $91.9              $49.4
                                                                                                  ================  ================





See accompanying notes.

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                  ----------------------------------
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
Cash flows from operating activities:
   Net income                                                                                              $83.9              $55.3
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (15.6)               4.5
      Premiums and other receivables                                                                         0.7               14.3
      Unpaid claims and related items                                                                       (8.6)             (23.0)
      Future policy benefits and policyholders' funds                                                        5.1               (8.6)
      Income taxes                                                                                          27.7               21.6
      Reinsurance balances and funds                                                                         7.3                4.0
      Accounts payable, accrued expenses and other                                                         (13.0)              (7.4)
                                                                                                  ----------------  ----------------
   Total                                                                                                    87.5               60.7
                                                                                                  ----------------  ----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                         48.3               58.1
      Available for sale:
         Maturities and early calls                                                                         49.2               25.9
         Other                                                                                              28.3               30.8
   Sales of equity securities                                                                               22.6                5.9
   Sales of other investments                                                                                1.1                0.9
   Sales of fixed assets for company use                                                                     0.4                0.1
   Purchases of fixed maturity securities:
      Held to maturity                                                                                     (17.1)              (2.2)
      Available for sale                                                                                  (195.6)            (130.2)
   Purchases of equity securities                                                                          (38.7)             (41.1)
   Purchases of other investments                                                                           (1.1)             (12.1)
   Purchases of fixed assets for company use                                                                (2.8)              (2.9)
   Other-net                                                                                                 0.7               (5.5)
                                                                                                  ----------------  ----------------
   Total                                                                                                  (104.6)             (72.4)
                                                                                                  ----------------  ----------------

Cash flows from financing activities:
   Increase in term loans                                                                                    ---               47.0
   Issuance of preferred and common stocks                                                                   3.3                1.4
   Repayments of term loans                                                                                 (9.0)               ---
   Redemption of debentures and notes                                                                       (0.2)              (0.5)
   Dividends on common shares                                                                              (16.5)             (15.5)
   Dividends on preferred shares                                                                             ---                ---
   Purchase of treasury stock                                                                                ---              (43.8)
   Other-net                                                                                                (0.6)               ---
                                                                                                  ----------------  ----------------
   Total                                                                                                   (23.1)             (11.4)
                                                                                                  ----------------  ----------------

Increase (decrease) in cash and short-term investments                                                     (40.2)             (23.0)
   Cash and short-term investments, beginning of period                                                    411.0              294.1
                                                                                                  ----------------  ----------------
   Cash and short-term investments, end of period                                                         $370.8             $271.1
                                                                                                  ================  ================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $1.8               $1.7
                                                                                                  ================  ================
                                    Income taxes                                                            $9.3               $1.9
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

                                                                                                Quarters Ended March 31,
                                                                                            -------------------------------
                                                                                                 2001             2000
                                                                                            --------------   --------------
          Numerator:
             Income before extraordinary item.........................................      $         83.9   $         55.3
             Less Preferred stock dividends...........................................                 --               --
                                                                                            --------------   --------------

             Numerator for basic earnings per share -
                income available to common stockholders...............................                83.9             55.3

             Effect of dilutive securities:
             Convertible preferred stock dividends....................................                 --               --
                                                                                            --------------   --------------

          Numerator for diluted earnings per share -
             income available to common stockholders
             after assumed conversions................................................      $         83.9   $         55.3
                                                                                            ==============   ==============

          Denominator:
             Denominator for basic earnings per share -
                weighted-average shares...............................................         118,536,809      120,878,838

          Effect of dilutive securities:
             Stock options............................................................           1,565,959          181,595
             Convertible preferred stock..............................................              47,633          136,536
                                                                                            --------------   --------------
             Dilutive potential common shares.........................................           1,613,592          318,131
                                                                                            --------------   --------------

          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions......................................................         120,150,401      121,196,969
                                                                                            ==============   ==============

          Basic earnings per share....................................................      $         0.71   $         0.46
                                                                                            ==============   ==============

          Diluted earnings per share..................................................      $         0.70   $         0.46
                                                                                            ==============   ==============

3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $55.1 at March 31, 2001. Unrealized appreciation of investments, before applicable deferred income taxes of $29.8, at March 31, 2001 included gross unrealized gains and (losses) of $131.6 and $(46.6), respectively.

    For the quarters ended March 31, 2001 and 2000, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $9.9 and ($5.5), respectively.

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


                                                  Segment Reporting
-------------------------------------------------------------------------------------------------------------------


                                                                                        Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         2001             2000
                                                                                    -------------    --------------

General Insurance Group:
     Net premiums earned......................................................      $       231.9    $        210.7
     Net investment income and other income(a)................................               49.1              49.0
                                                                                    -------------    --------------
        Total.................................................................      $       281.1    $        259.8
                                                                                    =============    ==============
     Income before taxes......................................................      $        35.2    $         21.8
                                                                                    =============    ==============
     Income tax expense.......................................................      $         8.5    $          4.4
                                                                                    =============    ==============


Mortgage Guaranty Group:
     Net premiums earned......................................................      $        86.3    $         81.2
     Net investment income and other income(a)................................               19.0              14.4
                                                                                    -------------    --------------

        Total.................................................................      $       105.4    $         95.7
                                                                                    =============    ==============
     Income before taxes......................................................      $        61.5    $         52.7
                                                                                    =============    ==============
     Income tax expense.......................................................      $        20.8    $         17.6
                                                                                    =============    ==============


Title Insurance Group:
     Net premiums earned......................................................      $        73.7    $         72.4
     Title, escrow and other fees  ...........................................               49.8              39.0
                                                                                    -------------    --------------
        Sub-total.............................................................              123.6             111.4
     Net investment income and other income(a)................................                5.8               6.1
                                                                                    -------------    --------------
        Total.................................................................      $       129.4    $        117.5
                                                                                    =============    ==============
     Income before taxes......................................................      $        10.9    $          3.2
                                                                                    =============    ==============
     Income tax expense.......................................................      $         3.7    $          0.9
                                                                                    =============    ==============


Life Insurance Group:
     Net premiums earned......................................................      $        14.2    $         15.8
     Net investment income and other income(a)................................                2.0               2.1
                                                                                    -------------    --------------
        Total.................................................................      $        16.3    $         18.0
                                                                                    =============    ==============
     Income before taxes......................................................      $         1.5    $          0.9
                                                                                    =============    ==============
     Income tax expense.......................................................      $         0.5    $          0.3
                                                                                    =============    ==============


                                     Reconciliations of Segments to Consolidated
----------------------------------------------------------------------------------------------------------------------------


                                                                                        Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         2001             2000
                                                                                    -------------    --------------
Revenues:
     Total revenues for reportable segments...................................      $       532.3    $        491.1
     Net realized investment gains............................................               14.6               0.9
     Other revenues...........................................................                3.8               4.7
     Elimination of intersegment revenues(b)..................................               (3.2)             (3.5)
                                                                                    -------------    --------------
        Total consolidated revenues...........................................      $       547.5    $        493.2
                                                                                    =============    ==============


Income before taxes:
     Total income before taxes of reportable segments.........................      $       109.3    $         78.7
     Net realized investment gains............................................               14.6               0.9
     Other sources - net......................................................               (3.2)             (1.8)
                                                                                    -------------    --------------
     Income before income taxes and
        extraordinary items...................................................      $       120.6    $         77.7
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

    The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted at (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses which will ultimately lead to a successful resolution of these practices. Through March 31, 2001, as the litigation has progressed on several fronts and additional information has come to its attention, the subsidiary has continually re-evaluated its exposures and it has paid or otherwise provided cumulatively $41.0 million since mid-1998 as its best estimate of litigation and related costs associated with all these issues.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at March 31, 2001 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 2.4%, 1.9% and 3.3%, respectively. Cash and invested assets represented 70.0% and 70.6% of consolidated assets as of March 31, 2001 and December 31, 2000, respectively. Consolidated operating cash flow was positive at $87.5 million in the latest quarter, compared to $60.7 million in the same period of 2000.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2001 to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including expected operating cash flows and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 2001, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first quarter of 2001, Old Republic's investment in equity securities decreased slightly in relation to the related invested balance at year-end 2000. At March 31, 2001, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

Old Republic's capitalization of $2.74 billion at March 31, 2001 consisted of debt of $229.0 million, convertible preferred stock of $0.3 million, and common shareholders' equity of $2.51 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 2001 reflects primarily the retention of earnings in excess of dividend requirements and a moderate increase in the value of bonds and stocks carried at market value.


                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first quarter of 2001 amounted to $456.2 million versus $419.3 million in the year ago period. For the first three months of 2001, the Company's General Insurance Group reported earned premium volume of $231.9 million, up 10.1% from $210.7 million a year ago. The Company believes that this positive trend reflects the pricing and risk selection improvements it has been effecting for the past two years or so. Premiums for the Mortgage Guaranty Group increased by 6.3% to $86.3 million from $81.2 million in the year-ago quarter; in-force business persistency was reasonably stable in this year's first quarter. Title Group premium and fee revenues increased 10.9% to $123.6 million in the first quarter of 2001 when compared to the same quarter of 2000 as a result of higher mortgage financing and refinancing activity. Life Group premium volume decreased to $14.2 million, a 9.9% decline when compared to the same quarter of 2000.

Consolidated net investment income of $68.4 million in the first quarter of 2001 was up slightly when compared to the preceding year due to a slightly higher invested asset base. The average annualized yield on investments was approximately 5.4% and 5.7% at the end of March 31, 2001 and 2000, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, and declining yields during most of the first quarter of 2001.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $14.6 million in the first quarter of 2001, compared to $0.9 million in the prior year quarter, were mostly due to the sale of equity securities. Dispositions of securities are primarily the result of scheduled maturities of bonds and notes as well as sales of equity securities. For the first quarter of 2001, 77.5% of total dispositions represented maturities and early calls of bond and note holdings; for the year ago period in 2000, these transactions amounted to 73.2% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 44% and 47% in the first quarters of 2001 and 2000, respectively. Consolidated claims ratio for property and liability coverages was affected positively by the previously mentioned increase in premiums earned. Mortgage Guaranty claim costs were slightly lower during the first quarter of 2001 vis-a-vis the same period in 2000 due mostly to stable economic and employment conditions which usually lead to reduced mortgage defaults. Title claims costs were up moderately in 2001, while Life Group claim costs were lower in the latest quarter.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 48% and 51% in the first quarters of 2001 and 2000, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio declined due to a greater increase in premium revenues than operating expenses. The Mortgage Guaranty segment's expense ratio declined moderately. The insurance expense ratio for the title segment was lower in the first quarter of 2001 compared to the same period in 2000 due in part to an increase in premium and fees volume without a proportional increase in expenses. Consolidated interest and other charges were approximately the same in the current quarter versus the same period a year ago.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 55.1% in the first quarter of 2001 when compared to the same period one year ago. The positive effect of the General Insurance Group's turnaround was accentuated by favorable year-over-year comparisons for the Company's Mortgage Guaranty and Title Insurance Groups.

The effective consolidated income tax rate was 31.3% and 29.7% in the first quarters of 2001 and 2000, respectively. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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





Date: May 10, 2001
     --------------







                                                  /s/ Paul D. Adams
                                         --------------------------------------
                                                     P. D. Adams
                                               Senior Vice President &
                                               Chief Financial Officer