Form 10-K405/A
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-06-18
CIK 74260

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


                                 AMENDMENT NO. 2
                                              ---

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2000 on
                                                  ----------------------
    Form 10-K as  set forth in  the pages  attached hereto: (List  all such
    ---------
    items, financial statements, exhibits or other portions amended).


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




Date: May 22, 2001                        By:    /s/ Paul D. Adams
                                            -----------------------------------
                                                        (Signature)
                                                     Paul Dennis Adams
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                        and Treasurer




                                 Total Pages: 17
                                 ---------------

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



                            THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                            (Registrant)



                            By:  /s/ A.C. Zucaro
                               -----------------------------------
                               A. C. Zucaro, Member of the
                               Administration Committee


Date:  May 22, 2001

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


       REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                  ------------

                                                                           Pages
                                                                           -----


Report of Independent Accountants                                            1

Financial Statements:

   Statements of Net Assets Available for Plan Benefits as of
    December 31, 2000 and 1999                                               2

   Statements of Changes in Net Assets Available for Plan Benefits
    for the years ended December 31, 2000 and 1999                           3

   Notes to Financial Statements                                            4-9

Supplemental Schedules:

    Schedule of Assets  Held for Investment Purposes at
     December 31, 2000                                                       11

    Schedule of Reportable Transactions for the year
     ended December 31, 2000                                                 12











Note
----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Administration Committee
   of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan


In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 2000 and 1999, and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


May 22, 2001


                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                                          STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                        December 31, 2000 and 1999
                                                        --------------------------


                                                                 2000                                        1999
                                               ----------------------------------------    ----------------------------------------
                                               Participant  Non-Participant                Participant  Non-Participant
                                                 Directed      Directed      Combined        Directed      Directed      Combined
                                                  Account       Account       Account         Account       Account       Account
                                               ------------  ------------  ------------    ------------  ------------  ------------
ASSETS
Investments, at fair value:
 Collective Trusts:
  Short-term Investment Fund                   $          0  $    488,296  $    488,296    $          0  $    258,567  $    258,567
 Old Republic International Corporation:
  Common shares                                         416   231,056,025   231,056,441               0   100,135,364   100,135,364
 Mutual funds                                    86,597,272             0    86,597,272      85,145,843             0    85,145,843
                                               ------------  ------------  ------------    ------------  ------------  ------------
                                                 86,597,688   231,544,321   318,142,009      85,145,843   100,393,931   185,539,774

Contributions receivable:
 Companies                                                0             0             0               0     5,315,074     5,315,074
 Employees                                          431,628             0       431,628         419,123             0       419,123
Accrued interest and dividends receivable                 0         2,602         2,602               0           209           209
                                               ------------  ------------  ------------    ------------  ------------  ------------
                                               $ 87,029,316  $231,546,923  $318,576,239    $ 85,564,966  $105,709,214  $191,274,180
                                               ============  ============  ============    ============  ============  ============

LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Notes payable                                  $          0  $          0  $          0    $          0  $  2,500,000  $  2,500,000
Accrued interest payable                                  0             0             0               0        28,815        28,815
Unpaid withdrawal and termination benefits          215,000             0       215,000       1,129,179             0     1,129,179
Other payables                                            0       238,500       238,500               0             0             0
Unpaid administrative expenses                            0        25,491        25,491               0        22,161        22,161
                                               ------------  ------------  ------------    ------------  ------------  ------------
  Total liabilities                                 215,000       263,991       478,991       1,129,179     2,550,976     3,680,155
                                               ------------  ------------  ------------    ------------  ------------  ------------

Net assets available for plan benefits:
 Allocated to participants                       86,814,316   231,282,932   318,097,248      84,435,787   100,742,397   185,178,184
 Not allocated to participants                            0             0             0               0     2,415,841     2,415,841
                                               ------------  ------------  ------------    ------------  ------------  ------------
  Total net assets available for plan benefits   86,814,316   231,282,932   318,097,248      84,435,787   103,158,238   187,594,025
                                               ------------  ------------  ------------    ------------  ------------  ------------
                                               $ 87,029,316  $231,546,923  $318,576,239    $ 85,564,966  $105,709,214  $191,274,180
                                               ============  ============  ============    ============  ============  ============


The accompanying notes are an integral part of the financial statements.


                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                              EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                                    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                            for the years ended December 31, 2000 and 1999


                                                                 2000                                        1999
                                               ----------------------------------------    ----------------------------------------
                                               Participant  Non-Participant                Participant  Non-Participant
                                                 Directed      Directed      Combined        Directed      Directed      Combined
                                                  Account       Account       Account         Account       Account       Account
                                               ------------  ------------  ------------    ------------  ------------  ------------
Additions:
 Employer contributions                        $          0  $  2,552,836  $  2,552,836    $          0  $  8,198,514  $  8,198,514
 Employee contributions                          11,595,678             0    11,595,678      12,579,446             0    12,579,446
 Interfund transfers                              1,396,972    (1,396,972)            0       1,233,462    (1,233,462)            0
 Interest income                                          0        56,508        56,508           2,599         6,488         9,087
 Dividend income                                  6,496,451     4,057,873    10,554,324       5,643,115     3,692,013     9,335,128
 Net appreciation (depreciation) in
  fair value of investments                      (5,003,072)  134,797,551   129,794,479       3,817,459   (65,364,037)  (61,546,578)
                                               ------------  ------------  ------------    ------------  ------------  ------------
                                                 14,486,029   140,067,796   154,553,825      23,276,081   (54,700,484)  (31,424,403)
                                               ------------  ------------  ------------    ------------  ------------  ------------

Deductions:
 Termination and withdrawal benefits             12,019,289    11,768,350    23,787,639       9,368,356     6,091,662    15,460,018
 Interest expense                                         0        58,685        58,685               0       208,346       208,346
 Administrative expenses                             88,211       116,067       204,278         106,327        83,362       189,689
                                               ------------  ------------  ------------    ------------  ------------  ------------
                                                 12,107,500    11,943,102    24,050,602       9,474,683     6,383,370    15,858,053
                                               ------------  ------------  ------------    ------------  ------------  ------------

NET ADDITIONS (DEDUCTIONS)                        2,378,529   128,124,694   130,503,223      13,801,398   (61,083,854)  (47,282,456)


 Net assets available for plan benefits,
  beginning of year                              84,435,787   103,158,238   187,594,025      70,634,389   164,242,092   234,876,481
                                               ------------  ------------  ------------    ------------  ------------  ------------

 NET ASSETS AVAILABLE FOR PLAN
  BENEFITS, END OF YEAR                        $ 86,814,316  $231,282,932  $318,097,248    $ 84,435,787  $103,158,238  $187,594,025
                                               ============  ============  ============    ============  ============  ============




The accompanying notes are an integral part of the financial statements.

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


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

     B.  General
         -------

         The Plan is a defined contribution plan covering a majority of employees of the Corporation and its Subsidiaries and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time-to-time. Employees become participants in the Plan on the first January 1, they are employees and they elect to make contributions to the Plan.

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

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


1.   Description of Plan, Continued
     ------------------------------

     The company matching contribution is based on the following formula:

         Percentage of        If the percentage  increase in average operating
         Recognized Compen-   earnings per share for the most recent five year
         sation Contributed   period is:
         ------------------   ------------------------------------------------
                              Less Than    6.01%    9.01%     15.01%    Over
                                  6%       to 9%    to 15%    to 20%     20%
                              ---------    -----    ------    ------    ----
                              The Resulting Employer Matching Contribution on
                              the First 6% of Employee Savings Will Be:
                              ------------------------------------------------
         1.00%                   30%        40%       65%      100%     140%
         1.01 to 2.00%           28%        38%       63%       98%     138%
         2.01 to 3.00%           26%        36%       61%       96%     136%
         3.01 to 4.00%           24%        34%       59%       94%     134%
         4.01 to 5.00%           22%        32%       57%       92%     132%
         5.01 to 6.00%           20%        30%       55%       90%     130%
         6.01 to 15.00%          None       None      None      None    None
                              ------------------------------------------------

            * The percentage increase in average operating earnings per share is obtained by comparing the average diluted operating earnings per share for the Company for the five years ending with the calculation year, with the same average for the five years ending the year prior to the calculation year. Operating earnings per share are determined pursuant to generally accepted accounting principles and are equal to net income per share exclusive of realized capital gains or losses and extraordinary items and income taxes applicable thereto.

         Company matching contributions are allocated on December 31, and a Plan participant receives a matching contribution only if:

            * the Companies meet certain minimum profit objectives;
            * the  participant  completes  1,000 or more hours of service during the year; and
            * the participant is employed by one of the Companies on December 31 of that year, died or became fully disabled during the year, or retired during the year after attaining age 65.

         Additional amounts from consolidated annual net profits after taxes or accumulated earnings as the Board of Directors of the Companies may determine from time to time may be added to the contributions resulting from the above formula. The amount of the Companies' contributions are subject to the following limitations:

            * No  contribution  shall  be  made if the  Companies'  consolidated annual net profit before extraordinary items and taxes is less than $2,500,000.
            * No contribution  shall be made by any Employer for any fiscal year which exceeds the maximum amount currently deductible by that Employer under section 404 of the Internal Revenue Code.
            * No contribution  shall be made by any Employer for any fiscal year which would cause its total contribution to exceed the amount of its annual net profit before taxes and its accumulated earnings.

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


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

         A plan participant earns a Year of Service for each calendar year during which he/she completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his Company Account prior to seven years of service if:

         * the plan participant has reached age 65, or
         * termination is caused by death, or
         * termination is caused by total and permanent disability which renders the employee incapable of performing satisfactory service for the Companies.

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

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


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

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


3.   Investments
     -----------

     The following presents investments, the fair value of which, are 5 percent or more of Plan assets at December 31:

                                                    2000             1999
                                                ------------     ------------
      Mutual Funds:
        Fidelity Equity-Income Fund             $          -     $  9,778,048
        Fidelity Dividend Growth Fund             15,905,891       16,271,861
        Fidelity Short-term Bond Fund             19,494,338       22,161,759
      Old Republic International
        Corporation Common
        Stock (7,220,514 and
        7,349,384 shares,
        Respectively)                            231,056,441*     100,135,364*
                                                ============     ============

      *  Non-participant directed.

     Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:
                                                    2000             1999
                                                ------------     ------------
      Old Republic International Corporation:
        Common Stock                            $134,797,742     $(65,364,037)
      Mutual funds                                (5,003,263)       3,817,459
                                                ------------     ------------
                                                $129,794,479     $(61,546,578)
                                                ============     ============

     Unallocated net assets available for plan benefits, in the Non-Participant Directed Account, at December 31, 1999 were comprised of items not allocated to participants, as follows (the loans to banks were paid off during 2000):


                                                                     1999
                                                                 ------------
     Assets
     ------
     Unreleased Common Shares:
       364,537 shares at $13.625                                 $  4,966,817
                                                                 ------------
           Total                                                    4,966,817
                                                                 ------------

     Liabilities
     -----------
     Unpaid loan principal at December 31                           2,500,000
     Accrued interest expense payable on loans at
       December 31                                                     28,815
     Accrued administrative expenses                                   22,161
                                                                 ------------
           Total                                                    2,550,976
                                                                 ------------
     Unallocated net assets available for plan benefits          $  2,415,841
                                                                 ============

                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                               -------------------


4.   Administrative and Operating Expenses
     -------------------------------------

     Office personnel, space and equipment are furnished by the Companies at no no charge to the Plan. All other administrative expenses of the Plan are are paid by and reflected as expenses of the Plan.


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


7.   Notes Payable
     -------------

     During 2000, all notes payable were paid off. The following table sets forth certain data with respect to debt assumed by the Plan and guaranteed by the Corporation:

                Original loan principal                     $51,500,000
                                                            ===========
                Cost of shares acquired                     $49,899,963
                                                            ===========
                Unpaid principal balance
                   at December 31, 2000                     $         0
                                                            ===========
                Shares acquired:
                   Series B                                  14,822,906
                   Series D                                  50,077,535
                   Common                                        67,451
                                                            ===========
                Unreleased shares at December 31, 2000:
                   Common                                             0
                                                            ===========

                             SUPPLEMENTAL SCHEDULES


OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 2000

                                                                        (c)
                                               DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                               RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                               ---------------------------------------------------
                    (b)                                      RATE OF                 SHARES, PAR,                          (e)
    IDENTITY OF ISSUE, BORROWER,                 MATURITY   INTEREST                OR MATURITY            (d)            CURRENT
(a) LESSOR, OR SIMILAR PARTY                       DATE     DIVIDENDS   COLLATERAL      VALUE              COST            VALUE
    ----------------------------------------   ---------------------------------------------------   ---------------  --------------
    COLLECTIVE TRUSTS:
     SHORT-TERM INVESTMENT FUND                    N/A      VARIABLE        N/A         488,296 sh                          $488,296
                                                                                                                      --------------

    MUTUAL FUNDS:
     FIDELITY FUND                                 N/A      VARIABLE        N/A         266,648 sh                         8,735,400
     FIDELITY EQUITY-INCOME FUND                   N/A      VARIABLE        N/A         166,506 sh                         8,896,416
     FIDELLITY INVESTMENT GRADE BOND FUND          N/A      VARIABLE        N/A          81,659 sh                           584,675
     FIDELITY INTERMEDIATE TERM BOND FUND          N/A      VARIABLE        N/A         111,387 sh                         1,118,330
     FIDELITY CAPITAL & INCOME FUND                N/A      VARIABLE        N/A          47,247 sh                           365,222
     FIDELITY VALUE FUND                           N/A      VARIABLE        N/A         127,856 sh                         5,926,112
     FIDELITY CASH RESERVES                        N/A      VARIABLE        N/A       3,589,246 sh                         3,589,246
     SPARTAN MARKET INDEX FUND                     N/A      VARIABLE        N/A          79,896 sh                         7,251,338
     FIDELITY AGGRESSIVE GROWTH FUND               N/A      VARIABLE        N/A         134,458 sh                         4,863,350
     FIDELITY DIVERSIFIED INTERNATIONAL FUND       N/A      VARIABLE        N/A         206,413 sh                         4,528,704
     FIDELITY DIVIDEND GROWTH FUND                 N/A      VARIABLE        N/A         530,904 sh                        15,905,891
     FIDELITY MID-CAP STOCK FUND                   N/A      VARIABLE        N/A         204,845 sh                         5,338,248
     FIDELITY SHORT-TERM BOND FUND                 N/A      VARIABLE        N/A       2,261,524 sh                        19,494,338
                                                                                                                      --------------
                                                                                                                          86,597,272
                                                                                                                      --------------
    EMPLOYER SECURITIES:
     OLD REPUBLIC INTERNATIONAL CORP.:
      COMMON STOCK                                 N/A         N/A          N/A       7,220,514 sh       $46,057,578     231,056,441
                                                                                                     ===============  --------------

    PLAN TOTAL                                                                                                          $318,142,009
                                                                                                                      ==============



OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------


                                            Dividend/                            Face Value
                                            Interest                 Date of        of        Amount of                      Net
Identity of Party or Investment Involved      Rate      Maturity   Transaction   Investment   Transaction      Cost      Gain (Loss)
----------------------------------------      ----      --------   -----------   ----------   -----------      ----      -----------
Purchases of Investments
------------------------
  Old Republic International
  Corporation Common Stock
  (956,508 shares)                             N/A         N/A       Various         N/A       10,979,794    10,979,794

Sales of Investments
--------------------
  Old Republic International
  Corporation Common Stock
  (1,085,379 shares)                           N/A         N/A       Various         N/A       14,856,459     5,251,330    9,605,129



Notes:
This schedule lists all non-participant directed transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.