Form 10-K405/A
period 2000-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-06-18
CIK 74260

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


                                 AMENDMENT NO. 5
                                              ---

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2000
                                                  -------------------------
    on Form 10-K  as set forth in the pages attached hereto: (List all such
       ---------
    items, financial statements, exhibits or other portions amended)


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



                                 Total Pages: 15

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   ----------

                                   FORM 11-K

                                   ----------


                                 ANNUAL REPORT


                        Purusant to Section 15(d) of the
                        Securities Exchange Act of 1934



                  For The Fiscal Year Ended December 31, 2000

                                   ----------


          REPUBLIC MORTGAGE INSURANCE COMPANY AND AFFILIATED COMPANIES
                              PROFIT SHARING PLAN


                                   ----------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                           307 NORTH MICHIGAN AVENUE
                               CHICAGO, IL 60601

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Administration Committee has duly caused this Annual Report to be signed on behalf of the udnersigned, thereunto duly authorized.



                                     THE REPUBLIC MORTGAGE INSURANCE COMPANY AND
                                     AFFILIATED COMPANIES PROFIT SHARING PLAN

                                     (Registrant)




                                     By:   /s/ John Gerke
                                        ---------------------------------------
                                        John Gerke,
                                        Member of the Administration Committee


                                     By:   /s/ Donna Ball
                                        ---------------------------------------
                                        Donna Ball,
                                        Member of the Administration Committee





Date: April 27, 2001

The Republic Mortgage Insurance Company
and Affiliated Companies
Profit Sharing Plan
Financial Statements and Supplemental Schedules
December 31, 2000

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Financial Statements and Supplemental Schedules
December 31, 2000
--------------------------------------------------------------------------------

                                                                          Pages

Report of Independent Accountants                                           1


Financial Statements:

    Statements of Net Assets Available for Benefits
      at December 31, 2000 and 1999                                         2

    Statement of Changes in Net Assets Available for Benefits
       for the Year Ended December 31, 2000                                 3

    Notes to Financial Statements                                          4-7


Supplemental Schedules:

    Schedule of Assets Held for Investment Purposes at End of Year          8

    Schedule of Reportable Transactions                                     9

                        Report of Independent Accountants


To the Participants and Administrator of The Republic Mortgage Insurance Company and
 Affiliated Companies Profit Sharing Plan


We were engaged to audit the financial statements and supplemental schedules of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") at December 31, 2000 and 1999 and for the year ended December 31, 2000, as listed in the accompanying index. These financial statements and schedules are the responsibility of the Plan's management.

As permitted by 29 CFR 2520.103-8 of the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, the plan administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note 3, which was certified by Massachusetts Mutual Life Insurance Company, the Trustee of the Plan, except for comparing such information with the related information included in the financial statements and supplemental schedules. We have been informed by the plan administrator that the Trustee holds the Plan's investment assets and executes investment transactions. The plan administrator has obtained a certification from the Trustee as of December 31, 2000 and 1999 and for the year ended December 31, 2000, that the information provided to the plan administrator by the Trustee is complete and accurate.

Because of the significance of the information that we did not audit, we are unable to, and do not, express an opinion on the accompanying financial statements and schedules taken as a whole. The form and content of the information included in the financial statements and schedules, other than that derived from the information certified by the Trustee, have been audited by us in accordance with auditing standards generally accepted in the United States of America and, in our opinion, are presented in compliance with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.


                                                 /s/ PricewaterhouseCoopers, LLP


April 27, 2001

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Statements of Net Assets Available for Benefits
December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                        2000             1999
                                                        ----             ----
Assets:
Investments af fair value:
 Insurance separate accounts:
  Domestic equity                                  $  5,791,800     $  6,586,967
  Asset allocation                                    2,543,985        2,711,329
  Fixed income                                          701,359          560,800
  International equity                                  644,719          543,323
  Flexible equity                                       137,799                -
                                                   ------------     ------------
                                                      9,819,662       10,402,419

 ORI common stock                                     3,571,017        2,593,337
 Participant loans                                      563,247          498,984
                                                   ------------     ------------
                                                     13,953,926       13,494,740

 Insurance company guaranteed
   interest account at contract value                13,429,161        9,994,327
                                                   ------------     ------------
         Total investments                           27,383,087       23,489,067

Employer contributions receivable                     2,735,720        2,762,287
                                                   ------------     ------------
         Total assets                                30,118,807       26,251,354



Liabilities:
Refund of participant contributions                      59,303          133,981
                                                   ------------     ------------
         Net assets available for benefts          $ 30,059,504     $ 26,117,373
                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Statement of Changes in Net Assets Available for Benefits
Year ended December 31, 2000
--------------------------------------------------------------------------------

Additions to net assets attributed to:
 Investments income:
  Net appreciation in fair value of investments                     $  3,787,010
  Interest - guaranteed interest account                                 716,552
  Interest - participant loans                                            40,779
                                                                    ------------
           Investment income                                           4,544,341
                                                                    ------------

 Contributions:
  Employer                                                             2,735,720
  Participants                                                           598,595
                                                                    ------------
                                                                       3,334,315
                                                                    ------------
           Total additions                                             7,878,656
                                                                    ------------


Deductions from net assets attributed to:
 Benefits paid to participants                                         3,932,518
 Administrative expenses                                                   4,007
                                                                    ------------
           Total deductions                                            3,936,525
                                                                    ------------
           Net increase                                                3,942,131

Net assets available for benefits:
 Beginning of year                                                    26,117,373
                                                                    ------------
 End of year                                                        $ 30,059,504
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Notes to Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

1.      Description of Plan

        The following description of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") is a defined contribution plan covering all employees of Republic Mortgage Insurance Company, RMIC Corporation, and Republic Mortgage Insurance Company of North Carolina (the "Company"), who have completed three months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

        See the Summary Plan Description for additional information regarding the Plan.

        Contributions
        The Company makes contributions to the Plan at the discretion of the Company's Board of Directors at a sum determined by the Board without regard to current and accumulated profits for the taxable year, for years ending with or within such Plan year. Participants may contribute up to 10% of their compensation for any Plan year. Contributions are subject to certain limitations.

        Vesting
        Participant's account balances provided by Company contributions become 40% vested after one year of service. Vesting percentages increase by 10% for each additional year, with full vesting after seven years of service.

        Account balances provided by participant contributions and allocated Plan earnings are always fully vested.

        Participant Accounts
        A separate account balance is maintained for each participant and is credited with participant contributions and allocations of Company contributions, Plan earnings, and forfeitures of terminated participants' nonvested accounts. Allocations of Plan earnings are based on participants' monthly account balances. Company contributions and forfeitures are allocated based on annual compensation of participants. Unallocated forfeitures totalled $441,215 at December 31, 2000.

        Payment of Benefits
        In the event of retirement,  disability,  or death, accumulated benefits
        become  vested  and  are   distributed  to  participants  or  designated
        beneficiaries by lump-sum payment, or through various annuity options.

        In the event of termination of employment, participants have the option of receiving vested accumulated benefits through lump-sum distributions, or leaving the vested value of their accounts in the Plan until retirement.

        Withdrawals
        Participants may withdraw their voluntary contributions at anytime.

        Participants may elect to take early withdrawals of employer contributions if they have participated in the Plan for at least five years. Such early withdrawals will not result in suspension of allocations of Company contributions.

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Notes to Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

        Participant Loans
        Participants may borrow a minimum of $1,000 from their accounts up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Participants may have no more than two loans outstanding at one time. Loans plus interest must be repaid within five years through payroll deductions. These loans bear interest at the prevailing prime rate as quoted in the Wall Street Journal at the loan inception date. The loans are secured by the balance in the participant's account.

2.      Summary of Significant Accounting Policies

        General
        The Plan prepares its financial statements under accounting principles generally accepted in the United States of America.

        Reclassification
        Certain amounts in the financial statements at and for the year ended December 1999 have been reclassified to conform to the December 31, 2000 financial statement presentation.

        Investment Valuation and Income Recognition
        The Plan's guaranteed interest account is valued at contract value. Insurance separate accounts are reported by Massachusetts Mutual Life Insurance Company (the "Trustee") at the fair value of the underlying investments. Participant loans are valued at carrying value which approximates fair value. Net unrealized appreciation in fair value of investments includes the reversal of previously recognized unrealized appreciation (depreciation) related to units sold during the period. Interest income is recorded on the accrual basis.

        Payment of Benefits
        Benefits are recorded when paid. At December 31, 2000 and 1999, there were no significant amounts owed to participants who withdrew from the Plan.

        Income Taxes
        The Plan obtained its latest determination letter on April 3, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.

        Use of Estimates
        The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

        Certification of Trustee
        All amounts in footnote #3 were obtained from data that has been prepared and certified as complete and accurate by the Plan's Trustee.

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Notes to Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

3.      Investments

        The Plan is invested in a group annuity contract with the Trustee. The contract allows for a participant-directed investment program in commingled subaccounts sponsored by the Trustee. Investment options include fixed income, asset allocation, domestic equity, flexible equity, international equity subaccount option and a guaranteed interest account. In addition to the investment options offered through the Trustee, participants may also invest in a pooled account that invests solely in common stock of the Company's parent, Old Republic International.

                                                        2000             1999
                                                        ----             ----
Investments af fair value:
 Domestic equity:
  Core equity                                      $  2,143,575     $  3,076,873 *
  Small cap equity                                    1,677,643 *      1,494,276 *
  Indexed equity                                      1,616,761        2,015,818 *
  Large cap value                                       269,465                -
  Small cap growth                                       84,356                -
                                                   ------------     ------------
                                                      5,791,800        6,586,967
                                                   ------------     ------------

 Asset allocation:
  Balanced                                            1,486,532        2,568,664 *
  Destiny moderate                                      411,764           16,418
  Destiny aggressive                                    645,689          126,247
                                                   ------------     ------------
                                                      2,543,985        2,711,329
                                                   ------------     ------------

 Fixed income:
  Core bond                                             701,359          560,800
                                                   ------------     ------------

 Flexible equity:
  Emerging growth                                       137,799                -
                                                   ------------     ------------

 International equity                                   644,719          543,323

 ORI common stock                                     3,571,017 *      2,593,337 *

 Participant loans                                      563,247          498,984
                                                   ------------     ------------
                                                   $ 13,953,926     $ 13,494,740
                                                   ============     ============

Investment at contract value:
 Guaranteed interest                               $ 13,429,161 *   $  9,994,327 *
                                                   ============     ============


*Exceeds 5% of Plan assets at December 31, 2000 and 1999.

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Notes to Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

        The Plan's investment's (including investments bought, sold, and held during the year) net appreciated as follows:

                                                            Year  Ended
                                                            December 31,
                                                                2000


         ORI common stock                                   $  3,831,484
         Insurance separate accounts                             (44,474)
                                                            ------------
                                                            $  3,787,010
                                                            ============


4.      Investments

        In 2000, the Plan entered into an investment contract with Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company maintains the contributions in a pooled account. The account is credited with earnings on the underlying investments and charges for Plan withdrawals and administrative expenses charges by Massachusetts Mutual Life Insurance Company. The contract is included in the financial statements at contract value, (which represents contributions made under the contract, plus earnings, less withdrawals and administrative expenses) because it is fully benefit responsive. For example, participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. There are no reserves against contract value for credit risk of the contract issuer or otherwise. The contract value of the investment contract at December 31, 2000 and 1999 was $13,429,161 and $9,994,327, respectively. The average yield and crediting interest rates were approximately 7% for 2000 and 1999. The crediting interest rate is based on an agreed-upon formula with the issuer, but cannot be less than five percent.

5.      Related Party Transactions

        Certain Plan investments are insurance separate accounts sponsored by Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by Republic Mortgage Insurance Company (the "Company") on behalf of the Plan for the investment management services amounted to $73,736 for the year ended December 31, 2000. Expenses incurred in the administration of the Plan are also paid by the Company.

        During December 1999, a new investment option was made available to the Plan participants in a pooled account that invests solely in common stock of the Company's parent, Old Republic International, that is publicly traded.

6.      Plan Termination

        Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA, in the event of Plan termination, participants would become 100% vested in their employer contributions.

7.      Reconciliation to Form 5500

        There are no reconciling items from these financial statements to the Plan's Form 5500 for the year ended December 31, 2000.

                             Supplemental Schedules

The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Schedule of Assets Held for Investment Purposes at End of Year
December 31, 2000
--------------------------------------------------------------------------------


                                                        Number
                                                       of Units         Value
                                                       --------         -----
Insurance separate accounts:
 Domestic equity subaccount:
  Core equity                                               413     $  2,143,575
  Small cap equity                                        2,375        1,677,643
  Indexed equity                                          4,949        1,616,761
  Large cap value                                         1,848          269,465
  Small cap growth                                          604           84,356
                                                                    ------------
                                                                       5,791,800
                                                                    ------------

 Asset allocation subaccount:
  Balanced                                                4,083        1,486,532
  Destiny moderate                                        2,166          411,764
  Destiny aggressive                                      3,290          645,689
                                                                    ------------
                                                                       2,543,985
                                                                    ------------

 Fixed income subaccount:
  Core bond                                                 663          701,359
                                                                    ------------

 Flexible equity subaccount:
  Emerging growth                                         1,110          137,799
                                                                    ------------

 International equity subaccount                          1,902          644,719

 ORI common stock                                       148,552        3,571,017

 Guaranteed interest account                            163,557       13,429,161

 Participant loans                                                       563,247
                                                                    ------------
                                                                    $ 27,383,087
                                                                    ============


The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan
Schedule of Reportable Transactions
Year Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  (f)           (g)         (h)
                                      (b)         (c)        (d)      (e)        Expense       Cost     Current Value       (j)
             (a)                  Description   Purchase   Selling   Lease    Incurred with     of       of Asset on      Net Gains
     Identity of Part Involved      of Asset     Price      Price    Rental    Transaction    Assets   Transaction Date   or (Loss)


I.   Single transactions in excess of 5%.

     None


II.  Series of transactions with respect to any plan asset other than securities in excess of 5%.

     None


III. Series of transactions with respect to securities of the same issue in excess of 5%

     None


IV.  Any transactions with respect to securities with a person if any prior or subsequent transactions with such person exceeds 5%.

     None
