Form 10-Q
period 2001-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-08-09
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   FORM 10 - Q


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 2001 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                  Shares Outstanding
                  Class                              June 30, 2001
       ---------------------------               --------------------
       Common Stock / $1 par value                    118,787,747






                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2001

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

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
            RESULTS  OF  OPERATIONS                                     10 - 12


PART II  OTHER INFORMATION                                              13 & 14

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      June 30,        December 31,
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
              Assets

Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost) (fair value: $2,119.2 and $2,106.2)       $2,066.7          $2,078.0
                Other long-term investments (at cost)                                                       64.3              55.2
                                                                                                  ----------------  ----------------
                Total                                                                                    2,131.1           2,133.3
                                                                                                  ----------------  ----------------
              Available for sale:
                Fixed maturity securities (at fair value) (cost: $2,378.0 and $2,219.2)                  2,405.5           2,232.2
                Equity securities (at fair value) (cost: $269.5 and $238.7)                                309.4             295.5
                Short-term investments (at fair value which approximates cost)                             334.6             378.0
                                                                                                  ----------------  ----------------
                Total                                                                                    3,049.6           2,905.8
                                                                                                  ----------------  ----------------
              Total investments                                                                          5,180.7           5,039.1
                                                                                                  ----------------  ----------------

Other Assets: Cash                                                                                          37.2              33.0
              Accrued investment income                                                                     73.3              72.0
              Accounts and notes receivable                                                                427.9             302.0
              Reinsurance balances and funds held                                                           63.7              71.0
              Reinsurance recoverable: Paid losses                                                          30.0              36.1
                                       Policy and claim reserves                                         1,334.3           1,350.4
              Deferred policy acquisition costs                                                            170.1             148.1
              Sundry assets                                                                                228.1             229.4
                                                                                                  ----------------  ----------------
                                                                                                         2,365.0           2,242.2
                                                                                                  ----------------  ----------------
                Total Assets                                                                            $7,545.8          $7,281.4
                                                                                                  ================  ================

------------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                  Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                      $110.0            $120.6
              Losses, claims and settlement expenses                                                     3,365.3           3,389.5
              Unearned premiums                                                                            554.6             397.5
              Other policyholders' benefits and funds                                                       48.1              45.7
                                                                                                  ----------------  ----------------
                Total policy liabilities and accruals                                                    4,078.2           3,953.4
              Commissions, expenses, fees and taxes                                                        138.8             140.9
              Reinsurance balances and funds                                                               122.3             119.2
              Federal income tax payable: Current                                                           11.4               5.6
                                          Deferred                                                         325.7             289.8
              Debt                                                                                         201.7             238.0
              Sundry liabilities                                                                            74.1              94.8
                                                                                                  ----------------  ----------------
                Total liabilities                                                                        4,952.4           4,842.0
                                                                                                  ----------------  ----------------

Preferred
Stock:        Convertible preferred stock                                                                    0.3               0.7
                                                                                                  ----------------  ----------------

Common        Common stock                                                                                 121.9             121.4
Shareholders' Additional paid-in capital                                                                   216.5             207.8
Equity:       Retained earnings                                                                          2,247.5           2,106.4
              Accumulated other comprehensive income                                                        39.6              35.6
              Treasury stock (at cost)                                                                     (32.6)            (32.6)
                                                                                                  ----------------  ----------------
                Total Common Shareholders' Equity                                                        2,593.0           2,438.7
                                                                                                  ----------------  ----------------
                Total Liabilities, Preferred Stock
                  and Common Shareholders' Equity                                                       $7,545.8          $7,281.4
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

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                        Quarters Ended                       Six Months Ended
                                                                           June 30,                              June 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2001              2000               2001              2000
                                                             ----------------  ----------------   ----------------  ----------------
Revenues:     Net premiums earned                                    $435.6            $378.1             $841.9            $758.4
              Title, escrow and other fees                             66.9              50.2              116.8              89.2
                                                             ----------------  ----------------   ----------------  ----------------
                 Sub-total                                            502.5             428.3              958.8             847.7
              Net investment income                                    68.6              67.0              137.0             134.9
              Realized investment gains                                 8.4                --               23.0               0.9
              Other income                                              9.6               6.6               17.8              11.7
                                                             ----------------  ----------------   ----------------  ----------------
                   Net revenues                                       589.2             502.1            1,136.8             995.3
                                                             ----------------  ----------------   ----------------  ----------------

Expenses:     Benefits, claims and settlement expenses                208.0             186.5              409.8             385.0
              Underwriting, acquisition and
                 insurance expenses                                   247.0             212.3              466.9             424.2
              Interest and other expenses                               4.9               5.2               10.1              10.2
                                                             ----------------  ----------------   ----------------  ----------------
                 Total expenses                                       459.9             404.1              886.9             819.6
                                                             ----------------  ----------------   ----------------  ----------------
              Income before income taxes and items below              129.2              97.9              249.8             175.7
                                                             ----------------  ----------------   ----------------  ----------------

Income Taxes: Currently payable                                        23.8              17.1               42.0              22.8
              Deferred                                                 14.2              11.8               33.6              29.2
                                                             ----------------  ----------------   ----------------  ----------------
                 Total income taxes                                    38.0              29.0               75.7              52.0
                                                             ----------------  ----------------   ----------------  ----------------
                                                                       91.2              68.9              174.1             123.6
              Other items - net                                         0.3               0.4                1.3               1.1
                                                             ----------------  ----------------   ----------------  ----------------
 Net Income:                                                          $91.5             $69.4             $175.5            $124.7
                                                             ================  ================   ================  ================



Net Income
Per Share:    Basic                                                   $0.77             $0.59              $1.48             $1.04
                                                             ================  ================   ================  ================

              Diluted                                                 $0.76             $0.58              $1.46             $1.04
                                                             ================  ================   ================  ================


Dividends Per
Common Share: Cash dividends                                          $0.15             $0.14              $0.29             $0.27
                                                             ================  ================   ================  ================


              Average number of common and common equivalent
                shares outstanding:
                              Basic                             118,783,068       118,007,337        118,774,400       119,460,759
                                                             ================  ================   ================  ================

                              Diluted                           120,354,542       118,863,932        120,309,880       120,085,273
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

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                        Quarters Ended                       Six Months Ended
                                                                           June 30,                              June 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2001              2000               2001              2000
                                                             ----------------  ----------------   ----------------  ----------------
Net income as reported                                                $91.5             $69.4             $175.5            $124.7
                                                             ----------------  ----------------   ----------------  ----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                             1.6              (0.7)              (0.2)             (1.1)
                                                             ----------------  ----------------   ----------------  ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                (0.3)              8.2               29.5               0.5
        Less: elimination of pre-tax realized gains
            included in income as reported                              8.4                --               23.0               0.9
                                                             ----------------  ----------------   ----------------  ----------------
        Pre-tax unrealized gains (losses) on securities
            carried at market value                                    (8.7)              8.2                6.4              (0.3)
        Deferred income taxes (credits)                                (3.1)              2.9                2.2                --
                                                             ----------------  ----------------   ----------------  ----------------
        Net unrealized gains (losses) on securities                    (5.6)              5.3                4.2              (0.2)
                                                             ----------------  ----------------   ----------------  ----------------
    Net adjustments                                                    (4.0)              4.5                4.0              (1.3)
                                                             ----------------  ----------------   ----------------  ----------------

Comprehensive income                                                  $87.5             $73.9             $179.5            $123.3
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

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                  ----------------------------------
                                                                                                        2001              2000
                                                                                                  ----------------  ----------------
Cash flows from operating activities:
  Net income                                                                                              $175.5            $124.7
  Adjustment to reconcile net income to
  net cash provided by operating activities:
    Deferred policy acquisition costs                                                                      (21.5)              5.1
    Premiums and other receivables                                                                         (15.4)              3.0
    Unpaid claims and related items                                                                         (2.8)            (29.9)
    Future policy benefits and policyholders' funds                                                         27.7              (5.8)
    Income taxes                                                                                            39.7              44.0
    Reinsurance balances and funds                                                                          19.5              12.6
    Accounts payable, accrued expenses and other                                                            (7.1)            (14.4)
                                                                                                  ----------------  ----------------
  Total                                                                                                    215.4             139.4
                                                                                                  ----------------  ----------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls                                                                            139.8             155.7
    Available for sale:
     Maturities and early calls                                                                            108.3              97.7
     Other                                                                                                  32.3              74.9
  Sales of equity securities                                                                                41.9              17.2
  Sales of other investments                                                                                 1.6               1.4
  Sales of fixed assets for company use                                                                      0.8               0.4
  Purchases of fixed maturity securities:
    Held to maturity                                                                                      (129.6)             (7.7)
    Available for sale                                                                                    (304.5)           (282.0)
  Purchases of equity securities                                                                           (72.6)            (46.4)
  Purchases of other investments                                                                            (1.8)            (13.7)
  Purchase of fixed assets for company use                                                                  (6.6)             (5.4)
  Other-net                                                                                                 (1.9)             (6.9)
                                                                                                  ----------------  ----------------
  Total                                                                                                   (192.0)            (14.7)
                                                                                                  ----------------  ----------------

Cash flows from financing activities:
  Increase in term loans                                                                                     ---              47.0
  Issuance of preferred and common stocks                                                                    6.7               2.1
  Repayments of term loans                                                                                 (36.0)            (30.0)
  Redemption of debentures and notes                                                                        (0.9)             (2.3)
  Dividends on common shares                                                                               (34.3)            (32.0)
  Dividends on preferred shares                                                                              ---               ---
  Purchase of treasury stock                                                                                 ---             (66.4)
  Other-net                                                                                                  2.0               0.3
                                                                                                  ----------------  ----------------
  Total                                                                                                    (62.5)            (81.4)
                                                                                                  ----------------  ----------------

Increase (decrease) in cash and short-term investments                                                     (39.1)             43.2
  Cash and short-term investments, beginning of period                                                     411.0             294.1
                                                                                                  ----------------  ----------------
  Cash and short-term investments, end of period                                                          $371.9            $337.3
                                                                                                  ================  ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for: Interest                                                                 $7.2              $7.9
                                                                                                  ================  ================
                                   Income taxes                                                            $34.1              $8.5
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

                                                                           Quarters Ended               Six Months Ended
                                                                              June 30,                       June 30,
                                                                    ---------------------------    ---------------------------
                                                                        2001           2000            2001           2000
                                                                    ------------   ------------    ------------   ------------
     Numerator:
       Income before extraordinary item.........................    $       91.5   $       69.4    $      175.5   $      124.7
       Less Preferred stock dividends...........................              --            --              --             --
                                                                    ------------   ------------    ------------   ------------

       Numerator for basic earnings per share -
         income available to common stockholders................            91.5           69.3           175.5          124.7

       Effect of dilutive securities:
       Convertible preferred stock dividends....................              --             --              --             --
                                                                    ------------   ------------    ------------   ------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................    $       91.5   $       69.4    $      175.5   $      124.7
                                                                    ============   ============    ============   ============

     Denominator:
       Denominator for basic earnings per share -
         weighted-average shares................................     118,783,068    118,007,337     118,774,400    119,460,759

       Effect of dilutive securities:
       Stock options............................................       1,525,552        724,661       1,488,707        490,279
       Convertible preferred stock..............................          45,922        131,934          46,773        134,235
                                                                    ------------   ------------    ------------   ------------
       Dilutive potential common shares.........................       1,571,474        856,595       1,535,480        624,514
                                                                    ------------   ------------    ------------   ------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................     120,354,542    118,863,932     120,309,880    120,085,273
                                                                    ============   ============    ============   ============

     Basic earnings per share...................................    $       0.77   $       0.59    $       1.48   $       1.04
                                                                    ============   ============    ============   ============

     Diluted earnings per share.................................    $       0.76   $       0.58    $       1.46   $       1.04
                                                                    ============   ============    ============   ============

3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $49.5 at June 30, 2001. Unrealized appreciation of investments, before applicable deferred income taxes of $26.7, at June 30, 2001 included gross unrealized gains and (losses) of $126.6 and ($50.4), respectively.

    For the six months ended June 30, 2001 and 2000, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $4.2 and ($0.2), respectively.

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

                                                               Segment Reporting
       ---------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                   Six Months Ended
                                                                              June 30,                          June 30,
                                                                    -----------------------------    -----------------------------
                                                                         2001            2000             2001            2000
                                                                    -------------   -------------    -------------   -------------
       General Insurance Group:
         Net premiums earned....................................    $       244.5   $       210.0    $       476.5   $       420.7
         Net investment income and other income(a)..............             49.4            49.8             98.6            98.9
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       294.0   $       259.8    $       575.1   $       519.6
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        36.3   $        28.7    $        71.5   $        50.5
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         9.1   $         6.2    $        17.6   $        10.7
                                                                    =============   =============    =============   =============

       Mortgage Guaranty Group:
         Net premiums earned....................................    $        88.6   $        80.8    $       175.0   $       162.1
         Net investment income and other income(a)..............             20.1            14.9             39.1            29.3
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       108.7   $        95.8    $       214.1   $       191.5
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        65.6   $        58.2    $       127.2   $       110.9
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $        22.2   $        19.5    $        43.0   $        37.2
                                                                    =============   =============    =============   =============

       Title Insurance Group:
         Net premiums earned....................................    $        91.5   $        74.3    $       165.2   $       146.8
         Title, escrow and other fees  .........................             66.9            50.2            116.8            89.2
                                                                    -------------   -------------    -------------   -------------
              Subtotal..........................................            158.4           124.6            282.1           236.0
         Net investment income and other income(a)..............              5.8             6.1             11.7            12.3
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $       164.3   $       130.8    $       293.8   $       248.3
                                                                    =============   =============    =============   =============
         Income before taxes....................................    $        20.5   $        13.2    $        31.5   $        16.5
                                                                    =============   =============    =============   =============
         Income tax expense.....................................    $         7.1   $         4.4    $        10.8   $         5.4
                                                                    =============   =============    =============   =============

       Life Insurance Group:
         Net premiums earned....................................    $        10.9   $        12.8    $        25.1   $        28.7
         Net investment income and other income(a)..............              2.0             2.1              4.0             4.3
                                                                    -------------   -------------    -------------   -------------
              Total.............................................    $        12.9   $        14.9    $        29.2   $        33.0
                                                                    =============   =============    =============   =============
         Income before taxes (credits)..........................    $         1.2   $         1.1    $         2.7   $         2.1
                                                                    =============   =============    =============   =============
         Income tax expense (credit)............................    $         0.4   $          --    $         1.0   $         0.2
                                                                    =============   =============    =============   =============

                                                                               9

                                                         Reconciliations of Segments to Consolidated
       ---------------------------------------------------------------------------------------------------------------------------

                                                                           Quarters Ended                   Six Months Ended
                                                                              June 30,                          June 30,
                                                                    -----------------------------    -----------------------------
                                                                         2001            2000             2001            2000
                                                                    -------------   -------------    -------------   -------------
       Revenues:
         Total revenues for reportable segments.................    $       580.0   $       501.4    $     1,112.3   $       992.5
         Net realized investment gains..........................              8.4             --              23.0             0.9
         Other revenues.........................................              3.4             4.5              7.3             9.3
         Elimination of intersegment revenues (b)...............             (2.6)           (3.8)            (5.9)           (7.4)
                                                                    -------------   -------------    -------------   -------------
              Total consolidated revenues.......................    $       589.2   $       502.1    $     1,136.8   $       995.3
                                                                    =============   =============    =============   =============

       Income before taxes:
         Total income before taxes of reportable segments.......    $       123.7   $       101.4    $       233.0   $       180.1
         Net realized investment gains..........................              8.4             --              23.0             0.9
         Other revenues - net...................................             (3.0)           (3.4)            (6.2)           (5.3)
                                                                    -------------   -------------    -------------   -------------
         Income before income taxes and
              extraordinary items...............................    $       129.2   $        97.9    $       249.8   $       175.7
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

    The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted at (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses which will ultimately lead to a successful resolution of these practices. Through June 30, 2001, as the litigation has progressed on several fronts and additional information has come to its attention, the subsidiary has continually re-evaluated its exposures and it has paid or otherwise provided cumulatively $45.3 million since mid-1998 as its best estimate of litigation and related costs associated with all these issues.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at June 30, 2001, reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 3.6%, 2.3% and 6.3%, respectively. Cash and invested assets represented 70.1% and 70.6% of consolidated assets as of June 30, 2001 and December 31, 2000, respectively. Consolidated operating cash flow was positive at $215.4 million in the latest six month period, compared to $139.4 million in the same period of 2000.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2001, to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including expected operating cash flows and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first six months of 2001, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first six months of 2001, Old Republic's investment in equity securities increased slightly in relation to the related invested balance at year-end 2000. At June 30, 2001, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

Old Republic's capitalization of $2.79 billion at June 30, 2001 consisted of debt of $201.7 million, convertible preferred stock of $0.3 million, and common shareholders' equity of $2.59 billion. The increase in the common shareholders' equity account during the six months ended June 30, 2001, reflects primarily the retention of earnings in excess of dividend requirements and a moderate increase in the value of bonds and stocks carried at market value.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the second quarter of 2001 amounted to $502.5 million versus $428.3 million in the year ago period. For the second quarter of 2001, the Company's General Insurance Group reported earned premium volume of $244.5 million, up 16.4% from $210.0 million a year ago. The Company believes that this positive trend reflects the pricing and risk selection improvements it has been effecting for the past two years or so. Premiums for the Mortgage Guaranty Group increased by 9.5% to $88.6 million from $80.8 million in the year-ago quarter. Title Group premium and fee revenues increased 27.2% to $158.4 million in the second quarter of 2001 when compared to the same quarter of 2000 as a result of greater refinancing activity and a relatively strong housing market. Life Group premium volume decreased to $10.9 million, a 15.2% decline when compared to the same quarter of 2000.

Consolidated net premiums and fees earned in the first half of 2001 amounted to $958.8 million, a 13.1% increase from the amount reported for the same 2000 period. The General Insurance Group's net premiums earned increased 13.2% to $476.5 million in the first half of 2001. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $175.0 million, an increase of 7.9%. The Title Insurance Group reported premiums and fees in the first half of $282.1 million, up from $236.0 million in the year-ago period. Life Insurance Group premiums declined 12.3% to $25.1 million during the same 2001 period. The above-cited factors for the second quarter of 2001 had similar effects on first half 2001 premium and fee revenues.

Consolidated net investment income was $137.0 million in the first half of 2001 and $68.6 million in the second quarter of 2001 compared to $134.9 million and $67.0 million, respectively, in the same quarter and six month period of 2000. The average annualized yield on investments was approximately 5.4% and 5.7% at the end of June 30, 2001 and 2000, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, and declining yields during most of the first half of 2001.

The Company's investment policies have not been designed to maximize realized investment gains. Realized gains of $23.0 million in the first half of 2001 were mostly due to the sale of equity securities. Dispositions of securities are primarily the result of scheduled maturities of bonds and notes as well as sales of equity securities. For the first six months of 2001, 88.5% of total dispositions represented maturities and early calls of bond and note holdings; for the year ago period in 2000, these transactions amounted to 77.2% of the total dispositions.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 43% and 45% in the first six months of 2001 and 2000, respectively. For the second quarter of each year, these ratios were approximately 41% in 2001 and 44% in 2000. For both the second quarter and year-to-date periods of the current year, the General Insurance claims ratio was affected positively by the previously mentioned increase in premiums earned. The Mortgage Guaranty claims ratio was lower during the first six months of 2001 compared to the same period in 2000 mostly due to stable employment conditions, good general economic conditions and higher cure rates for loans exhibiting payment difficulties, all of which usually lead to reduced mortgage defaults. Title claims costs were up moderately in 2001, while Life Group claim costs were lower during the same period.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 49% and 50% in the first six months of 2001 and 2000, respectively. These ratios were approximately 49% and 50% for the second quarters of 2001 and 2000, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio declined due to a greater increase in premium revenues than operating expenses for the first half of 2001 compared to the same period in 2000. The Mortgage Guaranty segment's expense ratio declined moderately. The insurance expense ratio for the title segment was lower in the first half of 2001 compared to the same period in 2000 due in part to an increase in premium and fees volume without a proportional increase in expenses. Consolidated interest and other charges decreased slightly in the first half of 2001 versus the same period a year ago due primarily to lower interest costs on a decreased debt level.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 32.0% in the second quarter and 42.2% in the first six months of 2001 when compared to the same periods one year ago. The continuation of more positive trends in General Insurance underwriting performance, further improvements in Mortgage Guaranty income from underwriting and investments and accelerated growth in premiums and fees from greater refinancing activity, and a relatively strong housing market which benefitted the Title Insurance Group contributed to the increase in pretax operating earnings in both the second quarter and year-to-date periods. Realized gains, as previously mentioned, were higher in both the second quarter and year-to-date period when compared to the same periods a year ago.

The effective consolidated income tax rate was 29.4% and 30.3% in the second quarter and six month period of 2001, respectively, and 29.6% and 29.5% for the second quarter and six month period of 2000, respectively. The consolidated income tax rate was enhanced by previously unrecognized tax settlement recoveries of $2.9 million recorded in the second quarter of 2001. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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

 (a) The annual meeting of registrant's shareholders was held on May 25, 2001.

 (b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

 (c) At the meeting, the shareholders voted on the following matter:

     1. The election of four Class II directors. There were at least 108,599,000 affirmative votes for each director and no more than 1,096,331 votes withheld.



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





      Date:   August 9, 2001
           --------------------






                                                 /s/ Paul D. Adams
                                         --------------------------------------
                                                      P. D. Adams
                                                 Senior Vice President &
                                                 Chief Financial Officer