Form 10-Q
period 2001-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2001-11-09
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   FORM 10 - Q


   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period September 30, 2001 or
   [ ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
              ----------------------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                     Shares Outstanding
            Class                                    September 30, 2001
  ---------------------------                       --------------------
  Common Stock / $1 par value                            118,935,654














                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2001

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

PART II OTHER INFORMATION                                            13 & 14

                                                                              3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  September 30,       December 31,
                                                                                                      2001                2000
                                                                                                 ----------------   ----------------
              Assets

Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost) (fair value: $2,203.9 and $2,106.2)      $2,114.8           $2,078.0
                Other long-term investments (at cost)                                                      60.6               55.2
                                                                                                 ----------------   ----------------
                Total                                                                                   2,175.4            2,133.3
                                                                                                 ----------------   ----------------
              Available for sale:
                Fixed maturity securities (at fair value) (cost: $2,344.1 and $2,219.2)                 2,434.3            2,232.2
                Equity securities (at fair value) (cost: $293.3 and $238.7)                               311.8              295.5
                Short-term investments (at fair value which approximates cost)                            444.0              378.0
                                                                                                 ----------------   ----------------
                Total                                                                                   3,190.2            2,905.8
                                                                                                 ----------------   ----------------
              Total investments                                                                         5,365.7            5,039.1
                                                                                                 ----------------   ----------------

Other Assets: Cash                                                                                         66.5               33.0
              Accrued investment income                                                                    71.9               72.0
              Accounts and notes receivable                                                               455.9              302.0
              Reinsurance balances and funds held                                                          57.6               71.0
              Reinsurance recoverable: Paid losses                                                         33.5               36.1
                                       Policy and claim reserves                                        1,337.6            1,350.4
              Deferred policy acquisition costs                                                           177.4              148.1
              Sundry assets                                                                               229.8              229.4
                                                                                                 ----------------   ----------------
                                                                                                        2,430.5            2,242.2
                                                                                                 ----------------   ----------------
                Total Assets                                                                           $7,796.2           $7,281.4
                                                                                                 ================   ================

------------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                 Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                     $109.1             $120.6
              Losses, claims and settlement expenses                                                    3,384.7            3,389.5
              Unearned premiums                                                                           606.0              397.5
              Other policyholders' benefits and funds                                                      51.1               45.7
                                                                                                 ----------------   ----------------
                Total policy liabilities and accruals                                                   4,151.0            3,953.4
              Commissions, expenses, fees and taxes                                                       150.1              140.9
              Reinsurance balances and funds                                                              119.7              119.2
              Federal income tax payable: Current                                                          40.8                5.6
                                          Deferred                                                        351.2              289.8
              Debt                                                                                        220.6              238.0
              Sundry liabilities                                                                           75.8               94.8
                                                                                                 ----------------   ----------------
                Total liabilities                                                                       5,109.6            4,842.0
                                                                                                 ----------------   ----------------

Preferred
Stock:        Convertible preferred stock                                                                   0.3                0.7
                                                                                                 ----------------   ----------------

Common        Common stock                                                                                122.1              121.4
Shareholders' Additional paid-in capital                                                                  219.1              207.8
Equity:       Retained earnings                                                                         2,312.1            2,106.4
              Accumulated other comprehensive income                                                       65.5               35.6
              Treasury stock (at cost)                                                                    (32.6)             (32.6)
                                                                                                 ----------------   ----------------
                Total Common Shareholders' Equity                                                       2,686.3            2,438.7
                                                                                                 ----------------   ----------------
                Total Liabilities, Preferred Stock
                  and Common Shareholders' Equity                                                      $7,796.2           $7,281.4
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

                                                                              4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Nine Months Ended
                                                                       September 30,                         September 30,
                                                            ----------------------------------    ----------------------------------
                                                                  2001              2000                2001              2000
                                                            ----------------  ----------------    ----------------  ----------------
Revenues:     Net premiums earned                                   $463.1            $386.1            $1,305.1          $1,144.6
              Title, escrow and other fees                            61.3              49.9               178.1             139.1
                                                            ----------------  ----------------    ----------------  ----------------
                 Sub-total                                           524.4             436.0             1,483.2           1,283.7
              Net investment income                                   68.0              68.0               205.1             203.0
              Realized investment gains (losses)                      (2.4)              7.1                20.6               8.0
              Other income                                             9.5               6.4                27.3              18.2
                                                            ----------------  ----------------    ----------------  ----------------
                 Net revenues                                        599.5             517.8             1,736.3           1,513.2
                                                            ----------------  ----------------    ----------------  ----------------

Expenses:     Benefits, claims and settlement expenses               222.1             180.8               631.9             565.9
              Underwriting, acquisition and
                 insurance expenses                                  253.3             216.0               720.2             640.3
              Interest and other expenses                              4.4               5.2                14.6              15.5
                                                            ----------------  ----------------    ----------------  ----------------
                 Total expenses                                      479.9             402.1             1,366.8           1,221.8
                                                            ----------------  ----------------    ----------------  ----------------
              Income before income taxes and items below             119.6             115.6               369.5             291.3
                                                            ----------------  ----------------    ----------------  ----------------

Income Taxes: Currently payable                                       27.8              24.6                69.9              47.4
              Deferred                                                10.4              11.5                44.0              40.8
                                                            ----------------  ----------------    ----------------  ----------------
                 Total income taxes                                   38.2              36.1               113.9              88.2
                                                            ----------------  ----------------    ----------------  ----------------
                                                                      81.3              79.4               255.5             203.0
              Other items - net                                        1.0               0.6                 2.4               1.8
                                                            ----------------  ----------------    ----------------  ----------------
Net Income:                                                          $82.4             $80.0              $257.9            $204.8
                                                            ================  ================    ================  ================




Net Income
Per Share:    Basic                                                  $0.69             $0.68               $2.17             $1.72
                                                            ================  ================    ===============   ================

              Diluted                                                $0.69             $0.67               $2.14             $1.71
                                                            ================  ================    ===============   ================


Dividends Per
Common Share: Cash dividends                                         $0.15             $0.14               $0.44             $0.41
                                                            ================  ================    ===============   ================


              Average number of common and common equivalent
                shares outstanding:
                              Basic                            118,928,107       117,788,947         118,917,122       119,224,170
                                                            ================  ================    ===============   ================

                              Diluted                          120,260,624       119,262,876         120,336,152       120,004,117
                                                            ================  ================    ===============   ================












See accompanying notes.

                                                                              5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Quarters Ended                      Nine Months Ended
                                                                      September 30,                        September 30,
                                                          ------------------------------------  ------------------------------------
                                                                2001                2000               2001               2000
                                                          ----------------   -----------------  -----------------  -----------------
Net income as reported                                             $82.4               $80.0             $257.9             $204.8
                                                          ----------------   -----------------  -----------------  -----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                         (1.7)               (0.6)              (1.9)              (1.7)
                                                          ----------------   -----------------  -----------------  -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains arising during period                      40.1                53.7               69.6               54.3
        Less: elimination of pre-tax realized gains
            (losses) included in income as reported                 (2.4)                7.1               20.6                8.0
                                                          ----------------   -----------------  -----------------  -----------------
        Pre-tax unrealized gains on securities
            carried at market value                                 42.5                46.5               49.0               46.2
        Deferred income taxes                                       14.9                16.4               17.1               16.4
                                                          ----------------   -----------------  -----------------  -----------------
        Net unrealized gains on securities                          27.6                30.1               31.8               29.8
                                                          ----------------   -----------------  -----------------  -----------------
    Net adjustments                                                 25.9                29.4               29.9               28.0
                                                          ----------------   -----------------  -----------------  -----------------

Comprehensive income                                              $108.3              $109.5             $287.9             $232.9
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

                                                                              6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                ------------------------------------
                                                                                                      2001               2000
                                                                                                -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                            $257.9             $204.8
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                   (29.8)               1.2
      Premiums and other receivables                                                                      (43.1)             (21.4)
      Unpaid claims and related items                                                                      24.8              (37.8)
      Future policy benefits and policyholders' funds                                                      70.1               12.3
      Income taxes                                                                                         79.7               53.2
      Reinsurance balances and funds                                                                       18.8               (6.8)
      Accounts payable, accrued expenses and other                                                         16.0                2.0
                                                                                                -----------------  -----------------
   Total                                                                                                  394.6              207.6
                                                                                                -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                       212.4              204.0
      Available for sale:
         Maturities and early calls                                                                       195.3              147.4
         Other                                                                                             39.7               87.0
   Sales of equity securities                                                                              45.7               29.9
   Sales of other investments                                                                               2.4                1.9
   Sales of fixed assets for company use                                                                    1.3                0.8
   Purchases of fixed maturity securities:
      Held to maturity                                                                                   (250.9)             (19.6)
      Available for sale                                                                                 (364.9)            (399.0)
   Purchases of equity securities                                                                        (100.1)            (110.6)
   Purchases of other investments                                                                          (2.7)             (14.7)
   Purchases of fixed assets for company use                                                              (10.0)              (9.0)
   Other-net                                                                                               (3.6)             (10.9)
                                                                                                -----------------  -----------------
   Total                                                                                                 (235.5)             (92.7)
                                                                                                -----------------  -----------------

Cash flows from financing activities:
   Increase in term loans                                                                                  30.0               52.0
   Issuance of preferred and common stocks                                                                  8.7                7.7
   Repayments of term loans                                                                               (47.0)             (30.0)
   Redemption of debentures and notes                                                                      (0.9)              (2.6)
   Dividends on common shares                                                                             (52.2)             (48.4)
   Dividends on preferred shares                                                                            ---                ---
   Purchase of treasury stock                                                                               ---              (66.4)
   Other-net                                                                                                1.8               (0.9)
                                                                                                -----------------  -----------------
   Total                                                                                                  (59.6)             (88.7)
                                                                                                -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                     99.4               26.1
   Cash and short-term investments, beginning of period                                                   411.0              294.1
                                                                                                -----------------  -----------------
   Cash and short-term investments, end of period                                                        $510.5             $320.2
                                                                                                =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                               $8.2               $9.7
                                                                                                =================  =================
                                    Income taxes                                                          $31.8              $35.7
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

                                                                                 Quarters Ended               Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                         ----------------------------   ----------------------------
                                                                              2001           2000           2001            2000
                                                                         -------------  -------------   -------------  -------------
     Numerator:
       Income before extraordinary item.........................         $        82.4  $        80.0   $       257.9  $      204.8
       Less Preferred stock dividends...........................                    --             --              --            --

       Numerator for basic earnings per share -
         income available to common stockholders................                  82.4           80.0           257.9          204.7

       Effect of dilutive securities:
       Convertible preferred stock dividends....................                    --             --              --             --
                                                                         -------------  -------------   -------------  -------------


       Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions................................       $        82.4   $       80.0   $       257.9  $       204.8
                                                                         =============  =============   =============  =============


       Denominator:
         Denominator for basic earnings per share -
         weighted-average shares................................           118,928,107    117,788,947     118,917,122    119,224,170

       Effect of dilutive securities:
       Stock options............................................             1,288,446      1,341,995       1,373,168        646,484
       Convertible preferred stock..............................                44,071        131,934          45,862        133,463
                                                                         -------------  -------------   -------------  -------------
       Dilutive potential common shares.........................             1,332,517      1,473,929       1,419,030        779,947
                                                                         -------------  -------------   -------------  -------------

       Denominator for diluted earnings per share -
         adjusted weighted-average shares and
         assumed conversions......................................         120,260,624    119,262,876     120,336,152    120,004,117
                                                                         =============  =============   =============  =============


       Basic earnings per share...................................       $        0.69  $        0.68   $        2.17  $        1.72
                                                                         =============  =============   =============  =============

       Diluted earnings per share.................................       $        0.69  $        0.67   $        2.14  $        1.71
                                                                         =============  =============   =============  =============

3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $77.1 at September 30, 2001. Unrealized appreciation of investments, before applicable deferred income taxes of $41.6, at September 30, 2001 included gross unrealized gains and (losses) of $173.6 and ($54.8), respectively.

   For the nine months ended September 30, 2001 and 2000, net unrealized appreciation of investments, net of deferred income taxes, amounted to $31.8 and $29.8, respectively.

4. Information About Segments of Business

   The Corporation's business segments are organized as the General Insurance property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

                                Segment Reporting
   --------------------------------------------------------------------------------------------------------------------------------


                                                                                Quarters Ended               Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                         ----------------------------   ----------------------------
                                                                             2001            2000           2001             2000
                                                                         -------------  -------------   -------------  -------------
       General Insurance Group:
         Net premiums earned....................................         $       257.7  $       211.3   $       734.2  $       632.1
         Net investment income and other income (a).............                  48.0           49.2           146.7          148.1
                                                                         -------------  -------------   -------------  -------------
              Total.............................................         $       305.8  $       260.5   $       880.9  $       780.2
                                                                         =============  =============   =============  =============
         Income before taxes....................................         $        36.1  $        29.7   $       107.7  $        80.3
                                                                         =============  =============   =============  =============
         Income tax expense.....................................         $         9.0  $         7.0   $        26.7  $        17.8
                                                                         =============  =============   =============  =============

       Mortgage Guaranty Group:
         Net premiums earned....................................         $        86.9  $        82.9   $       262.0  $       245.1
         Net investment income and other income (a).............                  20.9           16.0            60.1           45.4
                                                                         -------------  -------------   -------------  -------------
              Total.............................................         $       107.9  $        98.9   $       322.1  $       290.5
                                                                         =============  =============   =============  =============
         Income before taxes....................................         $        65.9  $        65.6   $       193.1  $       176.5
                                                                         =============  =============   =============  =============
         Income tax expense.....................................         $        22.2  $        22.2   $        65.3  $        59.4
                                                                         =============  =============   =============  =============

       Title Insurance Group:
         Net premiums earned....................................         $       105.1  $       79.6    $       270.4  $       226.4
         Title, escrow and other fees  .........................                  61.3          49.9            178.1          139.1
                                                                         -------------  -------------   -------------  -------------
              Subtotal..........................................                 166.5         129.6            448.6          365.6
         Net investment income and other income (a).............                   5.9           6.1             17.7           18.4
                                                                         -------------  -------------   -------------  -------------
              Total.............................................         $       172.4  $      135.7    $       466.3  $       384.1
                                                                         =============  =============   ============== =============
         Income before taxes....................................         $        21.3  $       13.9    $        52.8  $        30.4
                                                                         =============  =============   ============== =============
         Income tax expense.....................................         $         7.4  $        4.7    $        18.2  $        10.1
                                                                         =============  =============   ============== =============

       Life Insurance Group:
         Net premiums earned....................................         $        13.2  $        12.1   $        38.4  $        40.8
         Net investment income and other income (a).............                   1.9            2.1             5.9            6.4
                                                                         -------------  -------------   -------------  -------------
              Total.............................................         $        15.1  $        14.2   $        44.4  $        47.3
                                                                         =============  =============   =============  =============
         Income before taxes....................................         $         1.2  $         1.5   $         4.0  $         3.7
                                                                         =============  =============   =============  =============
         Income tax expense.....................................         $         0.4  $         0.5   $         1.4  $         0.7
                                                                         =============  =============   =============  =============


                                                                              9

                   Reconciliations of Segments to Consolidated
       -----------------------------------------------------------------------------------------------------------------------------


                                                                               Quarters Ended                  Nine Months Ended
                                                                                September 30,                    September 30,
                                                                       -----------------------------   -----------------------------
                                                                            2001            2000             2001           2000
                                                                       -------------   -------------   -------------   -------------

       Revenues:
         Total revenues for reportable segments.................       $      601.4    $      509.6    $    1,713.7    $    1,502.2
         Net realized investment gains (losses) ................               (2.4)            7.1            20.6             8.0
         Other revenues.........................................                2.7             4.3            10.0            13.7
         Elimination of intersegment revenues (b)...............               (2.1)           (3.3)           (8.0)          (10.8)
                                                                       -------------   -------------   -------------   -------------
              Total consolidated revenues.......................       $      599.5    $      517.8    $    1,736.3    $    1,513.2
                                                                       =============   =============   =============   =============


       Income before taxes:
         Total income before taxes of reportable segments.......       $      124.6    $      110.9    $      357.7    $      291.0
         Net realized investment gains (losses) ................               (2.4)            7.1            20.6             8.0
         Other revenues - net...................................               (2.5)           (2.4)           (8.8)           (7.8)
                                                                       -------------   -------------   -------------   -------------
         Income before income taxes and
              extraordinary items...............................       $      119.6    $      115.6    $      369.5    $      291.3
                                                                       =============   =============   =============   =============

      --------
      In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
      (a) Including unallocated investment income derived from invested capital and surplus funds. /(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable.

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

      The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed law suits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary has in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). Management believes that the alleged practices denoted at (3) are common within the industry, are not in conflict with various laws and regulations, and that it has meritorious defenses which will ultimately lead to a successful resolution of these practices. Through September 30, 2001, as the litigation has progressed on several fronts and additional information has come to its attention, the subsidiary has continually re-evaluated its exposures and it has paid or otherwise provided cumulatively $45.3 million since mid-1998 as its best estimate of litigation and related costs associated with all these issues.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                    OVERVIEW

This analysis pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through four major segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 2001, reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 7.1%, 5.5% and 10.2%, respectively. Cash and invested assets represented 70.6% of consolidated assets as of both September 30, 2001 and December 31, 2000. Consolidated operating cash flow, including the temporary benefit of $34.7 million resulting from a recent modification in the federal income tax payment schedule, was positive at $394.6 million in the latest nine month period, compared to $207.6 million in the same period of 2000.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2001, to provide necessary liquidity for specific operating needs and to enhance flexibility in investment strategy. Changes in short-term investments reflect a large variety of seasonal and intermediate-term factors including expected operating cash flows and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 2001, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities and equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first nine months of 2001, Old Republic's investment in equity securities increased slightly in relation to the related invested balance at year-end 2000. At September 30, 2001, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled.

Old Republic's capitalization of $2.90 billion at September 30, 2001, consisted of debt of $220.6 million, convertible preferred stock of $0.3 million, and common shareholders' equity of $2.68 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 2001, reflects primarily the retention of earnings in excess of dividend requirements and an increase in the value of bonds and stocks carried at market value.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned for the third quarter of 2001 amounted to $524.4 million versus $436.0 million in the year ago period. For the third quarter of 2001, the Company's General Insurance Group reported earned premium volume of $257.7 million, up 21.9% from $211.3 million a year ago. The Company believes that this positive trend reflects the pricing and risk selection improvements it has been effecting for the past two years or so. Premiums for the Mortgage Guaranty Group increased by 4.9% to $86.9 million from $82.9 million in the year-ago quarter. Title Group premium and fee revenues increased 28.5% to $166.5 million in the third quarter of 2001 when compared to the same quarter of 2000 as a result of greater refinancing activity and a relatively strong housing market. Life Group premium volume increased to $13.2 million, up 8.9% when compared to the same quarter of 2000.

Consolidated  net  premiums  and fees  earned in the first  nine  months of 2001 amounted to $1.48 billion, a 15.5% increase from the amount reported for the same 2000 period. The General Insurance Group's net premiums earned increased 16.2% to $734.2 million in the first nine months of 2001. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $262.0 million, an increase of 6.9%. The Title Insurance Group reported premiums and fees in the first nine months of 2001 of $448.6 million, up from $365.6 million in the year-ago period. Life Insurance Group premiums declined 6.0% to $38.4 million during the same 2001 period. The above-cited factors for the third quarter of 2001 had similar effects on premium and fee revenue trends for the first nine months of 2001.

Consolidated net investment income was $205.1 million in the first nine months of 2001 and $68.0 million in the third quarter of 2001 compared to $203.0 million and $68.0 million, respectively, in the same quarter and nine month period of 2000. The average annualized yield on investments was approximately 5.2% and 5.6% at the end of September 30, 2001 and 2000, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, declining interest rates during most of the first nine months of 2001, and an increase in equity investments.

Realized investment gains or losses, a largely discretionary source of revenues and income affected by market timing and periodic changes in investment values, registered a pre-tax realized loss of $2.4 million in this year's third quarter versus a pre-tax realized gain of $7.1 million in the same quarter of 2000. Year-to-date, however, realized investment gains were nearly 2.5 times greater at $20.6 million pre-tax when compared to a pre-tax gain of $8.0 million posted in the nine months ended September 30, 2000. Substantially all net realized gains or losses emanate from the disposition of equity securities. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2001 and 2000, 91.1% and 80.2%, respectively, of all such dispositions resulted from these factors.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 43% and 44% in the first nine months of 2001and 2000, respectively. For the third quarter of each year, these ratios were approximately 42% in 2001 and 41% in 2000. For both the third quarter and year-to-date periods of the current year, the General Insurance claims ratio was affected positively by the previously noted increase in premiums earned. The Mortgage Guaranty claims ratio was higher during the third quarter and first nine months of 2001 largely due to moderately higher loan default rates. Title claims costs were up slightly in 2001, while Life Group claim costs rose during the same periods by virtue of higher life and disability claims provisions.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 49% and 50% in the first nine months of 2001 and 2000, respectively. These ratios were approximately 48% and 50% for the third quarter of 2001 and 2000, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio declined due to a greater increase in premium revenues than operating expenses for the quarter and nine months ended September 30, 2001 when compared to the same periods in 2000. The Mortgage Guaranty segment's expense ratio declined moderately for this year's most recent quarterly and year to date periods as premium and fee revenues grew by larger dollar amounts. The insurance expense ratio for the title segment was lower in the third quarter and first nine months of 2001 compared to the same period in 2000 due mostly to the increase in premium and fees volume without a proportional increase in expenses. Consolidated interest and other charges decreased slightly in the third quarter and first nine months of 2001 principally due to lower interest costs on a decreased debt level.

The Company's mix of coverages, industries served, and long-standing objective of assuring wide dispersion of risks in selected geographical areas, have likely minimized claim exposures related to the September 11, 2001 terrorist attack on America. The income statements for the quarter and nine months ended September 30, 2001 nonetheless include precautionary charges aggregating $4.0 million to cover the possibility of isolated property, workers' compensation, trip delay, and life insurance claims. Of this total, pre-tax claim provisions of $3.0 million and $1.0 million have been charged to the General and Life insurance segments, respectively. The resulting aggregate post tax charge of $2.6 million reduced consolidated net income 2 cents per share for the third quarter and first nine months of 2001.

Pre-Tax and Net Income:
Consolidated income before taxes increased by 3.5% in the third quarter and 26.8% in the first nine months of 2001 when compared to the same periods one year ago. The continuation of more positive trends in General Insurance underwriting performance, further growth of Mortgage Guaranty income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefitted the Title Insurance Group in particular, led to greater contributions to pre-tax operating earnings in both the third quarter and year-to-date periods.

The effective consolidated income tax rate was 32.0% and 30.8% in the third quarter and nine month period of 2001, respectively, and 31.3% and 30.3% for the third quarter and nine month period of 2000, respectively. The consolidated income tax rate was enhanced by previously unrecognized tax settlement recoveries of $2.9 million recorded in the second quarter of 2001. The rates for each period reflect primarily the varying proportions of pre-tax operating income derived from tax-sheltered investment income (principally tax-exempt interest) on the one hand, and fully taxable investment and underwriting/service income on the other hand.

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

                                                                              13
                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                   FORM 10 - Q
                           PART II - OTHER INFORMATION

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





                                         Old Republic International Corporation
                                         --------------------------------------
                                                     (Registrant)





  Date:   November 9, 2001
       ---------------------




                                                   /s/ John S. Adams
                                             -------------------------------
                                                     John S. Adams
                                                 Senior Vice President &
                                                 Chief Financial Officer