Form 10-K405
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-03-28
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 2001
                              -----------------
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from                       to
                                  ---------------------    ---------------------
   Commission File Number: 0-4625
                           ------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     No. 36-2678171
---------------------------------            -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois              60601
-------------------------------------------- -----------------------------------
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Securities registered pursuant to Section 12(b) of the Act:

                           Share/Par Value Outstanding    Name of each exchange
Title of each class             February 28, 2002          on which registered
-------------------        ---------------------------   -----------------------
7% Subordinated Debentures
  Due June 15, 2007               $115,000,000           New York Stock Exchange
                           ---------------------------   -----------------------
Common Stock/$1 par value          119,394,608           New York Stock Exchange
                           ---------------------------   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was quoted as of February 28, 2002 was $3,815,851,672.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

             Title                                             Part

Proxy statement for the 2002 Annual
  Meeting of Shareholders                           III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 55)    IV, Item 14




                                 --------------
                        There are 56 pages in this report

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

                                                                         ($ in Millions)
                                     ----------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                     ----------------------------------------------------------------------------------------
                                                  Net Revenues (b)                         Income (Loss) Before Taxes
                                     ------------------------------------------    ------------------------------------------
                                         2001            2000          1999            2001           2000            1999
                                     ------------    -----------    -----------    -----------    ------------    -----------
  General.........................   $   1,195.0     $  1,057.1     $  1,053.2     $    141.4     $     116.9     $     69.7
  Mortgage Guaranty.............           436.0          395.3          355.9          261.9           240.1          177.3
  Title.........................           648.9          518.7          597.1           74.6            40.3           44.0
  Life..........................            58.4           62.0           62.8            4.9             5.3            3.1
  Other Operations - Net........             5.2            3.6            3.4           (8.8)          (10.0)          (6.8)
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Subtotal....................         2,343.7        2,036.9        2,072.6          474.2           392.7          287.5
  Realized Investment Gains.....            29.7           33.6           29.5           29.7            33.6           29.5
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Total.......................     $   2,373.4     $  2,070.6     $  2,102.1     $    503.9     $     426.4     $    317.0
                                     ============    ===========    ===========    ===========    ============    ===========

                                                                                            Assets at December 31,
                                                                                   ------------------------------------------
                                                                                      2001           2000            1999
                                                                                   -----------    -----------     -----------
  General.....................................................................     $  5,451.9     $  5,111.4      $  5,052.7
  Mortgage Guaranty...........................................................        1,731.6        1,483.3         1,262.7
  Title.......................................................................          536.0          491.2           482.4
  Life........................................................................          236.3          244.5           249.6
    Consolidated..............................................................     $  7,920.2     $  7,281.4      $  6,938.4
                                                                                   ===========    ===========     ===========

----------
(a) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(b) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.


                             General Insurance Group

     Through its General Insurance Group subsidiaries, the Corporation assumes risks and performs related risk management and marketing services pertaining to a large variety of property and liability commercial insurance coverages. Old Republic does not have a meaningful exposure to personal lines of insurance.

     Liability Coverages: Commercial automobile full coverage protection, workers' compensation and general liability (including the general liability portion of commercial package policies) are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic specializes in a number of industries, most prominently the transportation, construction, forest product and energy industries. Such business is primarily produced through agency and brokerage channels.

     The basic rates charged for all workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.

     Over the years, the Corporation has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2001, production of commercial automobile (principally trucking) direct insurance premiums accounted for 38.2% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 19.4% and 11.3%, respectively, of consolidated direct premiums written.

     Over the years, specialty programs have been expanded or initiated to insure corporations' exposures to directors' and officers' as well as errors and omissions liability, and coverages for owners and operators of private aircraft for hull and liability exposures and airport facilities.

     In the recent past, the Corporation has terminated its involvement with certain smaller parts of its business including a reinsurance assumed line and coverages for propane and petroleum distribution, natural gas utilities, and grain elevators. The run off of these terminated portions of Old Republic's business is not expected to affect meaningfully its future operating results or financial condition.

     Property and Other Coverages: Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for houses and commercial properties. Such insurance is produced principally through independent or wholly owned agencies.

     Fidelity and surety coverages are underwritten through independent agents by the Old Republic Surety Group, Inc.

     Old Republic Insured Credit Services, Inc. has marketed loan and retail installment sales credit guaranty insurance since 1955 through commercial banks, thrifts and lending institutions. This coverage provides lenders with a limited guaranty against defaults on home equity and home improvement loans as well as installment sales contracts.

     Auto warranty and home warranty coverages are marketed directly by Old Republic through its own employees and selected independent agents.

     Travel insurance is produced through independent travel agents in the United States and Canada. The coverages provided under these policies, some of which are also underwritten by the Company's Life Insurance Group, include trip delay and trip cancellation protection for insureds.


                             Mortgage Guaranty Group

     Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool". Primary mortgage insurance provides mortgage default protection on individual loans and covers a stated percentage of the unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure. In lieu of paying the stated coverage percentage, the Corporation may pay the entire claim amount and take title to the mortgaged property. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions and provides coverage ranging up to 100% of the net loss on each individual loan included in the pool, subject to provisions regarding deductibles, caps on individual exposures, and aggregate stop loss provisions which limit aggregate losses to a specified percentage of the total original balances of all loans in the pool.

     The Corporation's mortgage insurance business originates from mortgage bankers (63.7%), commercial banks (18.0%), savings institutions (13.2%) and other mortgage originators (5.1%). The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.

     Premiums charged depend on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be investor or owner occupied. The Corporation offers annual, monthly and single premium payment plans. Annual plans provide coverage on a year-to-year basis and monthly plans provide coverage on a month-to-month basis. Renewal premiums for annual and monthly plans are charged on the basis of the original loan amount, or, if selected, on the outstanding loan balance on the anniversary date of the loan. Single premium plans provide coverage for the life of the loan, unless the plan uses a specified term of a period of three to fifteen years. Approximately 88% of the Corporation's mortgage insurance in force as of December 31, 2001, has been written under monthly plans.

     The Corporation limits its primary mortgage insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender and provides that the lender must submit individual loans for insurance to the Company. The loan is subject to certain underwriting criteria and must be approved by the Corporation before the Corporation issues a commitment to insure the loan (except in the case of delegated underwriting described herein). When the loan is consummated, a certificate of insurance is provided to the lender. The Corporation generally adheres to the underwriting guidelines published by Freddie Mac and Fannie Mae.

     Delegated underwriting is a program whereby approved lenders are allowed to commit the Corporation to insure loans following preset underwriting guidelines. Loans insured through delegated underwriting amount to 36.1% of total new insurance written in 2001.

                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

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


                              Life Insurance Group

     Credit & Other Life and Disability: Old Republic markets and writes consumer credit life and disability insurance primarily through automobile dealers. Borrowers insured under consumer credit life insurance are also generally covered by consumer credit disability protection. Credit life insurance provides for the repayment of a loan, installment purchase, or other debt obligation in the event of the death of the borrower, while credit disability insurance provides for the payment of installments due on such debt while the borrower is disabled. Old Republic also writes various conventional life, disability/accident and health insurance coverages, principally through banks and other financial services institutions.

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

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums together with loss, expense, and policyholders' dividend ratios for the major coverages underwritten solely in the General, Mortgage Guaranty and Title insurance groups; and 2) a summary of net retained life insurance in force at the end of the years shown:

                                                                                            ($ in Millions)
                                                                            -------------------------------------------------
                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                2001              2000              1999
                                                                            -------------     -------------     -------------
   General Insurance Group:
     Overall Experience:
     Net Premiums Written.............................................      $    1,078.5      $      885.4      $      854.9
     Net Premiums Earned (a)..........................................      $    1,000.7      $      859.8      $      854.5
     Loss Ratio.......................................................               75%               78%               83%
     Policyholders' Dividend Ratio....................................                -%                -%                -%
     Expense Ratio (a)................................................               27%               28%               29%
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................              102%              106%              112%
                                                                            =============     =============     =============

     Experience By Major Coverages:
     Commercial Automobile (Principally trucking):
     Net Premiums Earned (a)..........................................      $      455.2      $      421.4      $      463.3
     Loss Ratio.......................................................               83%               91%               99%
                                                                            =============     =============     =============

     Workers' Compensation:
     Net Premiums Earned (a)..........................................      $      170.2      $      139.4      $      115.3
     Loss Ratio.......................................................               90%               89%               61%
     Policyholders' Dividend Ratio....................................              (1)%                -%                3%
                                                                            =============     =============     =============

     General Liability:
     Net Premiums Earned (a)..........................................      $       52.7      $       42.7      $       42.4
     Loss Ratio.......................................................               70%               56%               60%
                                                                            =============     =============     =============

     Property: (b)
     Net Premiums Earned (a)..........................................      $      127.8      $      117.5      $      116.7
     Loss Ratio.......................................................               59%               54%               77%
                                                                            =============     =============     =============

     Other Coverages:(c)
     Net Premiums Earned (a)..........................................      $      194.6      $      138.6      $      116.7
     Loss Ratio.......................................................               57%               53%               57%
                                                                            =============     =============     =============

    Mortgage Guaranty Group: (d)
     Net Premiums Earned..............................................      $      353.1      $      331.4      $      300.3
     Loss Ratio.......................................................               16%               15%               22%
     Expense Ratio....................................................               28%               30%               34%
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................               44%               45%               56%
                                                                            =============     =============     =============

   Title Insurance Group: (d)(e)
     Net Premiums Earned..............................................      $      382.7      $      307.6      $      359.3
     Combined Net Premiums & Fees Earned..............................      $      625.3      $      494.0      $      573.8
     Loss Ratio.......................................................                4%                4%                5%
     Expense Ratio....................................................               88%               93%               91%
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................               92%               97%               96%
                                                                            =============     =============     =============

   Net Retained Life Insurance in Force:
     Ordinary Life....................................................      $    7,336.3      $    6,603.7      $    7,529.1
     Credit and Other Life............................................             164.1             245.4             367.4
                                                                            -------------     -------------     -------------
     Total............................................................      $    7,500.4      $    6,849.1      $    7,896.5
                                                                            =============     =============     =============

----------
(a) Statutory net premiums earned and expense ratios may vary slightly from amounts calculated pursuant to generally accepted accounting principles due to differences in the calculation of unearned premium reserves and acquisition cost under each accounting method.
(b) Consists principally of fire, allied lines, homeowner multi-peril, commercial multi-peril and inland marine.
(c) Consists principally of home and auto warranty, fidelity, surety, aviation, directors & officers and errors & omissions.
(d) Amounts and ratios reported are determined pursuant to generally accepted accounting principles.
(e) Title loss, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and unreported claims and claim expenses. Loss, expense, policyholders' dividends, and composite ratios have been rounded to the nearest percentage point. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. The variability of claims experience is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. The general insurance portion of the claims ratio improved in 2001 compared to 2000 which also reflected an improvement over 1999. In addition to the effect of a soft pricing environment for most property and liability coverages during the 1990's, greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 2000 and 1999. The higher ratios were largely driven by commercial automobile (truck) liability insurance coverages, though smaller portions of Old Republic's property and liability business also experienced increases in 1999 when compared to 2001 and 2000.

     The loss ratio for mortgage guaranty insurance declined in 2000 and 1999; the improvement was mostly attributable to the strong employment and good general economic conditions which led to reasonably stable loan default rates and higher cure rates for loans exhibiting payment difficulties. A small increase in 2001 was largely the result of moderately higher loan default rates. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular.

     The increase in net ordinary life insurance in force is attributable to an increase in new policies written during 2001.

                        General Insurance Claim Reserves

     The Corporation's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported ("IBNR") to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets in terms of gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $151.3 million, $151.7 million and $154.4 million, as of December 31, 2001, 2000 and 1999, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     The following table shows the indicated deficiencies or redundancies for the years 1991 to 2001. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business may offset such effects in whole or in part. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation.

                                                        ($ in Millions/Percentages to Nearest Whole Point)
----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:            1991     1992     1993     1994     1995     1996     1997     1998     1999     2000     2001
                                  ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability(1) for unpaid
    claims and claim adjustment
    and claim adjustment
    expenses(2):                 $1,540   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846   $1,742   $1,699   $1,661   $1,678
                                 =================================================================================================

(c) Paid (cumulative) as of (3):
    ---------------------------
    One year later                  24%      20%      21%      22%      23%      21%      24%      25%      25%      26%       - %
    Two years later                 36       33       34       36       35       36       40       40       41        -        -
    Three years later               45       42       44       43       44       46       49       51        -        -        -
    Four years later                51       49       48       50       51       51       56        -        -        -        -
    Five years later                56       52       53       55       55       57        -        -        -        -        -
    Six years later                 58       56       57       58       59        -        -        -        -        -        -
    Seven years later               61       59       60       62        -        -        -        -        -        -        -
    Eight years later               64       61       63        -        -        -        -        -        -        -        -
    Nine years later                66       65        -        -        -        -        -        -        -        -        -
    Ten years later                 69%      - %       - %      - %      - %      - %      - %      - %      - %      - %      - %
                                 =================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    ----------------------------
    One year later                  99%      97%      95%      95%      96%      94%      93%      96%      96%      97%       - %
    Two years later                 97       94       91       93       92       88       89       93       95        -        -
    Three years later               96       93       93       90       87       84       87       93        -        -        -
    Four years later                97       96       91       87       83       82       87        -        -        -        -
    Five years later               100       95       89       84       82       83        -        -        -        -        -
    Six years later                 99       93       86       84       82        -        -        -        -        -        -
    Seven years later               98       92       86       85        -        -        -        -        -        -        -
    Eight years later               96       92       88        -        -        -        -        -        -        -        -
    Nine years later                96       94        -        -        -        -        -        -        -        -        -
    Ten years later                 98%      - %       - %      - %      - %      - %      - %      - %      - %      - %      - %
                                 =================================================================================================

(e) Redundancy (deficiency)(5):
    For each year-end at (a):        2%       6%       12%      15%      18%      17%      13%       7%       5%       3%      - %
                                 =================================================================================================

    Average for all year-ends
    at (a):                                                                                                                  10.1%
                                                                                                                             =====

----------
(1) Amounts are reported net of reinsurance recoverable. (2) Excluding unallocated loss adjustment expense reserves. (3) Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the Company of certain previously ceded loss reserves. (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses. (5) Most current liability reestimated (line d) as a percent of beginning liability (line b).

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and claim adjustment expenses (1) for each of the years shown.

                                                                                                ($ in Millions)
                                                                                   -------------------------------------------
                                                                                            Years Ended December 31,
                                                                                   -------------------------------------------
                                                                                      2001            2000            1999
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the beginning of each year, net of reinsurance losses recoverable.....     $  1,661.5     $   1,699.2     $   1,741.9
                                                                                   -----------    ------------    ------------
  Incurred claims and claim adjustment expenses:
     Provisions for insured events of the current year........................          749.1           690.2           734.6
     Change in provision for insured events of prior years....................          (44.5)          (66.6)          (66.4)
                                                                                   -----------    ------------    ------------
          Total incurred claims and claim adjustment expenses.................          704.6           623.6           668.2
                                                                                   -----------    ------------    ------------
  Payments:
     Claims and claim adjustment expenses attributable to insured
          events of the current year..........................................          269.0           258.7           298.0
     Claims and claim adjustment expenses attributable to insured
         events of prior years................................................          418.2           402.6           412.9
                                                                                   -----------    ------------    ------------
          Total payments......................................................          687.2           661.3           710.9
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the end of each year (2), net of reinsurance losses recoverable.......        1,678.9         1,661.5         1,699.2
  Reinsurance losses recoverable..............................................        1,261.2         1,235.0         1,238.2
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses..........     $  2,940.1     $   2,896.5     $   2,937.4
                                                                                   ===========    ============    ============

----------
  (1) Excluding unallocated loss adjustment expense reserves.
  (2) Reserves for incurred but not reported losses amounted to approximately 24.3%, 24.8%, and 24.9% of the totals shown as of December 31, 2001, 2000 and 1999, respectively.

     The data in the two tables above, incorporates Old Republic's estimates of indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Such claims relate primarily to policies issued prior to 1985, many during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1 million and $2 million and rarely exceeding $10 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $500,000 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover certain claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 2001, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $80.6 million gross, and $49.6 million, net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.2 years (gross) and 18.5 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with serious concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine materially the financial condition of major participants in the property and liability insurance industry. The Corporation is of the view that the substantial public policy issues and the diverse insurance coverage issues presented by A&E claims are unlikely to be resolved by the appellate level courts in the near future. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of

December 31, 2001, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

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

                            Consolidated Investments
                                 ($ in Millions)
                                  December 31,
-------------------------------------------------------------------------------------------------------------------------------

                                                                                       2001            2000            1999
                                                                                   -----------     ------------    ------------
  Held to Maturity
  ----------------
  Fixed Maturity Securities:
     Utilities..............................................................       $    777.6      $     777.5     $     866.0
     Tax-Exempt.............................................................          1,333.4          1,299.8         1,382.0
     Redeemable Preferred Stocks............................................               .7               .6              .8
                                                                                   -----------     ------------    ------------
                                                                                      2,111.8          2,078.0         2,248.8
                                                                                   -----------     ------------    ------------

  Other long-term investments...............................................             60.8             55.2            41.7
                                                                                   -----------     ------------    ------------
     Total held to maturity.................................................          2,172.7          2,133.3         2,290.5
                                                                                   -----------     ------------    ------------

  Available for Sale
  ------------------
  Fixed Maturity Securities:
    U.S. & Canadian Governments.............................................            869.0            709.2           632.7
    Corporate...............................................................          1,741.2          1,523.0         1,379.5
                                                                                   -----------     ------------    ------------
                                                                                      2,610.2          2,232.2         2,012.3
                                                                                   -----------     ------------    ------------

  Equity Securities:
     Perpetual Preferred Stocks.............................................              1.7              2.6             2.6
     Common Stocks..........................................................            389.8            292.9           157.5
                                                                                   -----------     ------------    ------------
                                                                                        391.6            295.5           160.1
                                                                                   -----------     ------------    ------------

  Short-term Investments....................................................            298.5            378.0           276.5
                                                                                   -----------     ------------    ------------
         Total available for sale...........................................          3,300.4          2,905.8         2,449.0
                                                                                   -----------     ------------    ------------

  Total Investments.........................................................       $  5,473.1      $   5,039.1     $   4,739.6
                                                                                   ===========     ============    ============

-----------------------------------------------------------------------------------------------------------------------------
                    Sources of Consolidated Investment Income
                                 ($ in Millions)
                            Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------

                                                                                2001              2000               1999
                                                                            ------------      -------------      ------------
   Fixed Maturity Securities:
      Taxable.........................................................      $     189.5       $      181.7       $     175.5
      Tax-Exempt......................................................             61.7               63.9              66.3
      Redeemable Preferred Stocks.....................................              -                  -                 -
                                                                            ------------      -------------      ------------
                                                                                  251.3              245.7             241.9
                                                                            ------------      -------------      ------------
   Equity Securities:
      Perpetual Preferred Stocks......................................               .1                 .1                .1
      Common Stocks...................................................              7.8                7.4               3.8
                                                                            ------------      -------------      ------------
                                                                                    7.9                7.6               3.9
                                                                            ------------      -------------      ------------
   Other Investment Income:
      Interest on Short-term Investments..............................             15.8               18.3              14.2
      Sundry..........................................................              6.1                8.6               9.3
                                                                            ------------      -------------      ------------
                                                                                   22.0               26.9              23.5
                                                                            ------------      -------------      ------------
   Gross Investment Income............................................            281.3              280.2             269.5
      Less: Investment Expenses (a)...................................              6.5                6.2               6.2
                                                                            ------------      -------------      ------------
   Net Investment Income..............................................      $     274.7       $      273.9       $     263.2
                                                                            ============      =============      ============

----------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $1.4, $1.5 and $1.5 for the years ended December 31, 2001, 2000 and 1999, respectively.


     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2001 and $5.1 million at December 31, 2000.

     The Company's investment policies have not been designed to maximize realized investment gains. Such gains in most recent years were mostly due to the sale of equity securities. Dispositions of securities were principally the result of scheduled maturities of bonds and notes and sales of equity securities. The Company's invested assets as of December 31, 2001 have been classified solely as "held to maturity" or "available for sale" pursuant to the existing investment policy.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 2001 and 2000, are shown in the following tables. These investments, $4.7 billion and $4.3 billion at December 31, 2001 and 2000, respectively, represented approximately 60% and 59%, respectively, of consolidated assets as of such dates, and 92% and 89%, respectively, of consolidated liabilities as of such dates.

-------------------------------------------------------------------------------------------------------------------------------
                             Independent Ratings (a)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2001                      2000
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Aaa..............................................................................            31.0%                     29.5%
  Aa...............................................................................            28.2                      30.1
  A................................................................................            29.5                      31.6
  Baa..............................................................................             8.9                       7.5
                                                                                           ----------                ----------
      Total investment grade.......................................................            97.6                      98.7
  All others (b)...................................................................             2.4                       1.3
                                                                                           ----------                ----------
      Total........................................................................           100.0%                    100.0%
                                                                                           ==========                ==========

----------
(a) Ratings are assigned primarily by Moody's with remaining ratings assigned by Standard & Poor's and converted to the equivalent Moody's rating.
(b) "All others" include securities which when purchased were investment grade, non-investment grade or non-rated convertible securities, and other non-rated securities such as small issues of tax exempt bonds.

-------------------------------------------------------------------------------------------------------------------------------
                              Maturity Distribution
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2001                      2000
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Due in one year or less..........................................................            11.4%                     11.1%
  Due after one year through five years............................................            50.7                      51.5
  Due after five years through ten years...........................................            36.7                      36.3
  Due after ten years through fifteen years........................................             1.2                        .1
  Due after fifteen years..........................................................              -                        1.0
                                                                                           ----------                ----------
                                                                                              100.0%                    100.0%
                                                                                           ==========                ==========

  Average life, including short-term investments (years)...........................             4.1                       4.0
                                                                                           ==========                ==========
-------------------------------------------------------------------------------------------------------------------------------


(c) Marketing. Commercial automobile, workers' compensation and general liability insurance underwritten for larger commercial enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, by direct sales, and through controlled marketing and underwriting joint ventures. No single source accounted for over 10% of Old Republic's premium volume in 2001.

     Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on mortgage bankers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions and others for the procurement or development of business.

     The Mortgage Guaranty segment's ten largest customers were responsible for approximately 65.6%, 60.3% and 48.9% of direct insurance in force as of December 31, 2001, 2000 and 1999, respectively. The largest single customer accounted for 11.5% of the direct insurance in force as of December 31, 2001 compared to 11.7% and 9.5% as of December 31, 2000 and 1999, respectively.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 242 Company offices located in 33 states and through agencies and underwritten title companies in Guam, Puerto Rico, the District of Columbia and all states except Iowa and Oregon. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the consumer as its commission for services. During 2001, approximately 53% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

     At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, Saipan, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 48 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

-------------------------------------------------------------------------------------------------------------------------------
              Geographical Distribution of Direct Premiums Written
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       2001             2000            1999
                                                                                    -----------     -----------     -----------
  United States:
    Northeast................................................................             7.4%            7.0%            7.0%
    Mid-Atlantic.............................................................             7.9             7.8             7.3
    Southeast................................................................            17.9            17.9            17.5
    Southwest................................................................            13.7            12.4            11.7
    East North Central.......................................................            14.6            15.5            16.2
    West North Central.......................................................            13.8            14.8            14.8
    Mountain.................................................................             8.5             8.6             8.4
    Western..................................................................            14.0            13.3            14.2
  Foreign (Principally Canada)...............................................             2.2             2.7             2.9
                                                                                    -----------     -----------     -----------
           Total.............................................................           100.0%          100.0%          100.0%
                                                                                    ===========     ===========     ===========

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

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in whole dollars): workers' compensation-$1,000,000; auto liability-$1,000,000; general liability-$1,000,000; and property coverages-$300,000. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $29,000. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation will retain exposures for all, but most predominantly workers' compensation liability insurance, coverages in excess of $40,000,000 that were previously assumed by unaffiliated reinsurers. Further, as of the same date, coverage for acts of terrorism will be excluded from substantially all the Corporation's reinsurance treaties and effectively retained by it. There is no assurance that the U.S. Congress will approve legislation to mitigate the impact of possible losses caused by acts of terrorism, though in conjunction with industry rating organizations, the Corporation's insurance subsidiaries are in process of eliminating such coverage from affected policies other than workers' compensation.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as workers' compensation insurance, other property and liability insurance, title insurance, and credit life and disability insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders enabling lenders to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. For certain types of coverages, including loan credit guaranty and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs for its customers and to secure state insurance departments' approval of these programs.

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

(g) Employees. As of December 31, 2001, Old Republic employed approximately 6,135 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 2001 was approximately $19.0 million.

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

     The Federal Department of Labor revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which require a re-evaluation of some previously settled or denied occupational disease claims, were challenged by the insurance and coal mining industries in a lawsuit filed in the United States District Court for the District of Columbia. The challenge was summarily dismissed by the Court and an appeal has been filed by the insurance and coal mining industries before the United States Court of Appeals, and is currently pending. At this time, the outcome of this challenge is uncertain and the potential impact on gross and net of reinsurance reserves or retrospectively rated policies due to the revised regulations is not measurable.

     In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgement motion filed by the Company's subsidiary and dismissed the lawsuit. The class plaintiffs have appealed and the appeal is currently before the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the additional cost of defense, has been included in the Company's financial statements.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgement rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgement, excluding post-judgement interest, amounts to approximately $33.0 million. The subsidiary has made preparations to appeal the judgement, and management believes that the judgement will be substantially reduced on appeal. The subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $46.6 million including its best estimate of its remaining liability and costs associated with all these issues.


Item 4-Submission of Matters to a Vote of Security Holders

     None.

Item 4(a)-Executive Officers of the Registrant

 Name                  Age     Position
-------------------    ---     -------------------------------------------------
John S. Adams           44     Senior Vice President and Chief Financial Officer
                               since August, 2001.

Charles S. Boone        48     Senior Vice President,  Chief  Investment Officer
                               and Treasurer since August, 2001.

Spencer LeRoy, III      55     Senior  Vice  President,  General   Counsel   and
                               Secretary since 1992.

William A. Simpson      60     Senior  Vice  President/Mortgage  Guaranty,   and
                               Director  since  1980.  President  since  1972 of
                               Republic Mortgage Insurance Company, a wholly-owned subsidiary.

A. C. Zucaro            62     Chief Executive Officer, President, Director  and
                               Chairman of the Board  since 1990, 1981, 1976 and
                               1993, respectively.

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


                                     PART II

Item 5-Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                       Closing Price
                                                                               ----------------------------        Cash
                                                                                  High              Low          Dividends
                                                                               -----------       ----------      ---------
  1st quarter 2000.......................................................      $    13.75        $   10.75       $    .13
  2nd quarter 2000.......................................................           18.56            12.38            .14
  3rd quarter 2000.......................................................           26.44            17.25            .14
  4th quarter 2000.......................................................      $    32.00        $   21.25       $    .14
                                                                               ===========       ==========      =========

  1st quarter 2001.......................................................      $    32.00        $   25.56       $    .14
  2nd quarter 2001.......................................................           29.37            27.40            .15
  3rd quarter 2001.......................................................           29.01            22.65            .15
  4th quarter 2001.......................................................      $    28.11        $   23.74       $    .15
                                                                               ===========       ==========      =========

     As of January 31, 2002, there were 3,120 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2001.

Item 6-Selected Financial Data
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                       2001             2000            1999             1998             1997
                                                   ------------     ------------    ------------     ------------     ------------
FINANCIAL POSITION ($ millions):
   Cash and Invested Assets (a)...........         $   5,586.7      $   5,144.3     $   4,828.5      $   4,948.6      $   4,819.9
   Other Assets...........................             2,333.4          2,137.1         2,109.8          2,071.1          2,103.5
          Total Assets....................             7,920.2          7,281.4         6,938.4          7,019.7          6,923.4
   Liabilities, Other than Debt...........             4,977.1          4,604.0         4,530.8          4,569.1          4,627.2
   Debt...................................               159.0            238.0           208.3            145.1            142.9
          Total Liabilities...............             5,136.1          4,842.0         4,739.2          4,714.2          4,770.2
   Preferred Stock........................                  .3               .7              .7              1.2              1.0
   Common Shareholders' Equity............             2,783.7          2,438.7         2,198.4          2,304.2          2,152.1
          Total Capitalization (b)........         $   2,943.1      $   2,677.4     $   2,407.5      $   2,450.6      $   2,296.1
                                                   ============     ============    ============     ============     ============

----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
   Net Premiums and Fees Earned...........         $   2,029.5      $  1,736.8      $   1,781.7      $   1,810.6      $   1,628.0
   Net Investment and Other Income........               314.1           300.1            290.8            308.1            308.4
   Realized Investment Gains..............                29.7            33.6             29.5             53.0             26.3
           Net Revenues...................             2,373.4         2,070.6          2,102.1          2,171.7          1,962.8
   Benefits, Claims, Settlement
     Expenses and Dividends...............               860.5           761.2            833.0            782.1            787.6
   Underwriting and Other Expenses........             1,008.9           882.9            952.0            922.8            748.5
        Income Taxes......................               159.7           131.0             92.9            145.8            129.2
        Net Income........................         $     346.9     $     297.5      $     226.8      $     323.7      $     298.1
                                                   ============    ============     ============     ============     ============

----------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA:(d)
Net Income:
  Basic (c)..............................          $      2.92     $       2.49     $      1.76      $       2.35     $      2.22
                                                   ============    =============    ============     =============    ============

  Diluted ...............................          $      2.88     $       2.47     $      1.75      $       2.33     $      2.10
                                                   ============    =============    ============     =============    ============


  Dividends:  Cash.......................          $      .590     $       .550     $      .490      $       .387     $      .333
                                                   ============    =============    ============     =============    ============
              Stock......................                   -%               -%              -%               50%              -%
                                                   ============    =============    ============     =============    ============

  Book Value.............................          $     23.40     $      20.62     $     17.99      $      17.27         $ 15.59
                                                   ============    =============    ============     =============    ============

  Common Shares (thousands):
    Outstanding..........................              118,977          118,253         122,199           133,402         138,069
                                                   ============    =============    ============     =============    ============
    Average and Equivalent Shares:
                   Basic.................              118,957          119,318         128,958           137,347         133,659
                                                   ============    =============    ============     =============    ============
                   Diluted...............              120,327          120,197         129,786           139,150         141,768
                                                   ============    =============    ============     =============    ============

----------
(a)  Consists of cash, investments and investment income due and accrued.
(b)  Total  capitalization   consists  of  debt,  preferred  stock,  and  common
     shareholders' equity.
(c) Calculated after deduction of preferred stock dividend requirements of $.- in 2001, $.1 in 2000, $.1 in 1999, $.2 in 1998 and $1.7 in 1997.
(d) All per share statistics herein have been restated to reflect all stock dividends or splits as of December 31, 2001.

Item 7-Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)
--------------------------------------------------------------------------------
                                    OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation which are presented on the basis of generally accepted accounting principles ("GAAP"). The Company conducts its business through four separate segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups.


                         CHANGES IN ACCOUNTING POLICIES

     During 2001, the Financial Accounting Standards Board issued two pronouncements affecting accounting for business combinations occurring after June 30, 2001, and the related treatment of goodwill and intangible assets recorded pursuant to such or earlier combinations. In general terms, the first pronouncement requires that business combinations initiated after June 30, 2001 be treated as purchases for financial accounting purposes, that the alternative pooling of interests method of accounting be eliminated, and that identifiable assets meeting certain criteria for intangibles be set apart from any purchased goodwill. This pronouncement had no impact on the Company in 2001. Under the second pronouncement, which takes effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its continued value. Within six months of application of this second pronouncement, a transitional goodwill impairment test needs to be performed and any resulting charge is to be reported as a change in accounting principle. Old Republic will adhere to these pronouncements in 2002 and will determine the impact, if any, of the transitional or subsequent annual impairment tests on its financial position and results of operations. As of December 31, 2001, the Company's consolidated unamortized goodwill asset balance was $84.8, and the average annual charge from goodwill amortization to operating results for the three most recent calendar years was approximately $4.0 (or 3 cents per average diluted share).


                               FINANCIAL POSITION

     Old Republic's financial position at December 31, 2001 reflected increases in assets, liabilities and common shareholders' equity of 8.8%, 6.1% and 14.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.5% and 70.6% of consolidated assets as of December 31, 2001 and 2000, respectively. Consolidated operations produced positive cash flows for the latest three years. The increases in operating cash flow for 2001 and 2000 were mostly due to greater contributions by the Company's three largest operating segments. In 2001, the invested asset base increased 8.6% to $5,586.7 principally as a result of greater operating cash flow in each of its business segments, and an increase in the value of fixed maturity and equity securities carried at market value.

     Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During 2001 and 2000, the Corporation committed most investable funds in short to intermediate-term fixed maturity securities and equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 2001 increased in relation to the related invested balance at year-end 2000 due to portfolio additions and net unrealized gains. At December 31, 2001, the Company had no fixed maturity investments in default as to principal and/or interest.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4,783.9, the long-term fixed maturity investment portfolio has an average maturity of 4.3 years and an indicated duration of 3.8. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.7%, or $178.1. With regard to its $389.8 common stock portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $38.9 in the market value of the Company's common stock portfolio. These possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses as a likely combination of positive operating cash flow and the scheduled emergence of bond maturities should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

     Among other major assets, substantially all of the Company's accounts and notes receivable are not past due, and reinsurance receivable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from responsible reinsurers. Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9, deferred acquisition costs by $15.7, and unearned premiums by $110.9 as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

     The parent holding company generally meets its liquidity and capital needs through dividends paid by its subsidiaries and the issuance of short-term debt. The insurance subsidiaries' ability to pay cash dividends to the parent company, however, is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. During 2001, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thereby reducing consolidated debt by approximately $79.0.

     Old Republic's capitalization of $2,943.1 at December 31, 2001 consisted of long and short-term debt of $159.0, a minor amount of convertible preferred stock, and common shareholders' equity of $2,783.7. Changes in the common shareholders' equity account for the three most recent years reflect primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, an increase during 2001 and 2000 compared to a decrease during 1999 in the value of bonds and stocks carried at market value, and the acquisition of $66.4 and $188.1 in 2000 and 1999, respectively, of the Company's common shares in open market transactions. In March 2000, the Company canceled 36.4 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March 23, 2000 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 of common shares as market conditions would warrant during the two year period from that date. As of December 31, 2001 a total of $177.3 of this authorization remained unutilized and is expected to be extended for an additional period of time in 2002.


                              RESULTS OF OPERATIONS
Revenues:
     Consolidated net premiums and fees earned increased by 16.9% in 2001, and decreased by 2.5% and 1.6% in 2000 and 1999, respectively. Property and liability earned premiums increased 16.6% and 0.5% in 2001 and 2000, respectively, and decreased 5.4% in 1999. Positive premium production trends in this segment reflect pricing and risk selection improvements implemented for the past two years or so; during 2001 in particular, Old Republic experienced greater success in retaining existing accounts and obtaining new accounts at generally rising prices. Growth in mortgage guaranty premiums for the past three years was enhanced principally by relatively strong mortgage lending activity nationwide, and in 2001 in particular, by much greater refinancing activity due to a downtrend in mortgage rates. Title Group premium and fee revenues increased by 26.6% and 2.8% in 2001 and 1999, respectively, but declined by 13.9% in 2000. These results largely reflect varying levels of housing and mortgage lending activity during these years, with 2001's much greater refinancing activity accounting for a major portion of the increase. The decline in 2000 title premiums and fees resulted mostly from a substantial drop in mortgage refinancing activity. Life and disability premiums decreased in 2001 and were approximately the same in 2000 and 1999.

     Net investment income grew by 0.3% and 4.1% in 2001 and 2000, respectively, and was down 3.6% in 1999. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing fixed maturity securities, and by changes in market yields. Between 1999 and mid-year 2000, the Company used mostly internally generated funds for the aforementioned open market purchases of approximately 16.6 million shares of its common stock, thus reducing the size and earning power of its invested assets base. The average annual yield on investments was 5.2%, 5.6% and 5.5% for the years ended December 31, 2001, 2000 and 1999, respectively. These yields reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, an uptrend in yields in 2000, generally flat to declining yields during most of 2001 and 1999, and a moderately greater commitment to equity securities which typically provide lower current yields.

     The Company's investment policies are not designed to maximize investment gains. Net investment gains were moderately lower in 2001 than those registered in 2000 and basically level with those posted in 1999. Such net gains were mostly due to discretionary and market driven dispositions or valuations of equity and fixed maturity security holdings. In 2001, 88.7% of total dispositions of securities were represented by contractual maturities and early calls of fixed maturity security holdings; for the years 2000 and 1999 these amounted to 79.9% and 71.0%, respectively.

Expenses:
     Consolidated benefit, claim, and related settlement costs, as a percentage of net premiums and fees earned, were approximately 42.4% in 2001, 43.8% in 2000 and 46.8% in 1999. The general insurance portion of the claims ratio improved in 2001 compared to 2000 which also reflected an improvement over 1999. In addition to the effect of a soft pricing environment for most property and liability coverages during the 1990's, greater severity for the most recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 2000 and 1999. The higher ratios were largely driven by commercial automobile (truck) liability insurance coverages, though smaller portions of Old Republic's property and liability business also experienced increases in 1999 when compared to 2001 and 2000. The loss ratio for mortgage guaranty insurance declined in 2000 and 1999; the improvement was mostly attributable to the strong employment and good general economic conditions which led to reasonably stable loan default rates and higher cure rates for loans exhibiting payment difficulties. A small increase in 2001 was largely the result of moderately higher loan default rates. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular.

     Consolidated benefit, claim, and related settlement costs for each of the Company's business segments are affected by the adequacy of reserves established for current and prior years' claim occurrences. Such reserves are recorded on a case by case basis and by means of a large number of formulas and calculations to cover known as well as incurred but not as yet reported claims at each balance sheet date. In the aggregate, the Company's record in establishing such reserves has not indicated deficiencies in the past decade. However, the reserves posted by insurers such as the Company are necessarily based on a wide variety of estimates, can be affected by lagging claim emergence or reporting delays, and their ultimate disposition is subject to a multitude of economic, political, judicial and societal factors that cannot be anticipated or quantified accurately. Accordingly, there can be no guaranty that such reserves will always be on the mark, and any redundancies or deficiencies would be recorded in the periods during which they emerge and are quantified.

     The Company's mix of coverages, industries served, and long-standing objective of assuring wide dispersion of risks in selected geographical areas, have likely minimized claim exposures related to the September 11, 2001 terrorist attack on America. The income statement for the year ended December 31, 2001 nonetheless includes charges aggregating approximately $4.0 to cover the possibility of isolated property, workers' compensation, trip delay and life insurance claims. The resulting aggregate post tax charge of $2.6 reduced consolidated net income 2 cents per share.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was approximately 48.8% in 2001, 49.6% in 2000 and 52.6% in 1999. Variations in these ratios reflect a continually changing mix of coverages underwritten and attendant costs of producing business for each of the Company's segments. The property and liability segment's expense ratio remained approximately the same, averaging 27.9% during the latest three year period. The mortgage guaranty segment's expense ratio decreased to 27.5% in 2001 compared to 29.6% in 2000 and 33.5% in 1999 due to greater efficiencies gained in the distribution and servicing of its products. The title insurance expense ratio was higher in 2000 and 1999 due in part to the aforementioned decline or reduced growth in premium and fee volume relative to operating costs; a much increased title sales volume in 2001 led to a lower expense ratio. Consumer and regulatory litigation affecting Old Republic's California title insurance subsidiary was responsible for expenses of $6.8, $4.1 and $16.2 charged to 2001, 2000 and 1999 operations, respectively. Consolidated interest and other corporate charges decreased in 2001 due primarily to reduced interest costs on a gradually lower debt level.


Pre-Tax and Net Income:
     Consolidated income before taxes increased by 18.2% and 34.5% in 2001 and 2000, respectively, and declined by 32.1% in 1999. General insurance results improved significantly in 2001 and 2000 compared to 1999 due to better underwriting experience. The mortgage guaranty segment reflected rising earnings in each of the last three years due to increased premium revenues that generated higher income from underwriting operations, and higher investment income from a greater invested asset base. Title insurance earnings were higher in 2001 compared to 2000 and 1999; this reflected the previously noted revenue and expense trends. Life and disability operations registered decreased earnings in 2001 and slightly increased earnings in 2000, whereas 1999 earnings benefited from the revision of certain actuarial factors used in calculating various life and health reserves and deferred acquisition costs. The net benefit of these revisions, the majority of which applied to 1999 premium revenues, amounted to approximately $4.8; this was partially offset by underwriting losses in Old Republic's Canadian travel accident coverages.

     The effective consolidated income tax rates were 31.7% in 2001, 30.7% in 2000 and 29.3% in 1999. The rates for each year reflect primarily the varying proportions of pre-tax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand.

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

Item 8-Financial Statements

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets ......................................       23-24
Consolidated Statements of Income.................................         25
Consolidated Statements of Comprehensive Income...................         26
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity....................................         27
Consolidated Statements of Cash Flows.............................         28
Notes to Consolidated Financial Statements........................       29-50
Report of Independent Accountants.................................         51

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                             ------------------------------------
                                                                                                 2001                   2000
                                                                                             -------------          -------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,173.6
   and $2,106.2)....................................................................         $    2,111.8           $    2,078.0
Other long-term investments.........................................................                 60.8                   55.2
                                                                                             -------------          -------------
                                                                                                  2,172.7                2,133.3
                                                                                             -------------          -------------
Available for sale:
Fixed maturity securities (at fair value)  (cost: $2,536.4 and $2,219.2)............              2,610.2                2,232.2
Equity securities (at fair value) (cost: $318.3 and $238.7).........................                391.6                  295.5
Short-term investments (at fair value which approximates cost)......................                298.5                  378.0
                                                                                             -------------          -------------
                                                                                                  3,300.4                2,905.8
                                                                                             -------------          -------------
                                                                                                  5,473.1                5,039.1
                                                                                             -------------          -------------
Other Assets:
Cash................................................................................                 38.0                   33.0
Securities and indebtedness of related parties......................................                 27.5                   28.1
Accrued investment income...........................................................                 75.4                   72.0
Accounts and notes receivable.......................................................                420.0                  273.9
Reinsurance balances and funds held.................................................                 60.5                   71.0
Reinsurance recoverable: Paid losses................................................                 25.0                   36.1
                         Policy and claim reserves..................................              1,390.3                1,350.4
Deferred policy acquisition costs...................................................                179.8                  148.1
Sundry assets.......................................................................                230.1                  229.4
                                                                                             -------------          -------------
                                                                                                  2,447.0                2,242.2
                                                                                             -------------          -------------
    Total Assets....................................................................         $    7,920.2           $    7,281.4
                                                                                             =============          =============





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                             ------------------------------------
                                                                                                 2001                   2000
                                                                                             --------------         -------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits..............................................................         $       110.4          $      120.6
Losses, claims and settlement expenses..............................................               3,451.0               3,389.5
Unearned premiums...................................................................                 604.1                 397.5
Other policyholders' benefits and funds.............................................                  53.3                  45.7
                                                                                             --------------         -------------
   Total policy liabilities and accruals............................................               4,218.8               3,953.4
Commissions, expenses, fees and taxes...............................................                 165.8                 140.9
Reinsurance balances and funds......................................................                 121.2                 119.2
Federal income tax: Current.........................................................                   7.2                   5.6
                    Deferred........................................................                 376.5                 289.8
Debt................................................................................                 159.0                 238.0
Sundry liabilities..................................................................                  87.4                  94.8
Commitments and contingent liabilities..............................................                   -                     -
                                                                                             --------------         -------------
      Total Liabilities.............................................................               5,136.1               4,842.0
                                                                                             --------------         -------------

Preferred
Stock:
Convertible preferred stock (*).....................................................                    .3                    .7
                                                                                             --------------         -------------

Common Shareholders' Equity:
Common stock(*).....................................................................                 122.1                 121.4
Additional paid-in capital..........................................................                 219.8                 207.8
Retained earnings...................................................................               2,383.2               2,106.4
Accumulated other comprehensive income .............................................                  91.1                  35.6
Treasury stock (at cost) (*)........................................................                 (32.6)                (32.6)
                                                                                             --------------         -------------
     Total Common Shareholders' Equity..............................................               2,783.7               2,438.7
                                                                                             --------------         -------------
     Total Liabilities, Preferred Stock and Common Shareholders' Equity.                     $     7,920.2          $    7,281.4
                                                                                             ==============         =============

----------
(*) At December 31, 2001 and 2000, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 44,591 in 2001 and 138,878 in 2000 were convertible preferred shares issued and outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 122,168,699 in 2001 and 121,444,862 in 2000 were issued and outstanding. At December 31, 2001 and 2000 there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,191,368 and 3,191,362 as of December 31, 2001 and 2000,
     respectively.





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2001                  2000                  1999
                                                                     ----------------      ----------------      ----------------
Revenues:
Net premiums earned..........................................        $       1,786.8       $       1,550.3       $       1,567.2
Title, escrow, and other fees................................                  242.6                 186.4                 214.5
Net investment income........................................                  274.7                 273.9                 263.2
Realized investment gains....................................                   29.7                  33.6                  29.5
Other income.................................................                   39.4                  26.1                  27.5
                                                                     ----------------      ----------------      ----------------
                                                                             2,373.4               2,070.6               2,102.1
                                                                     ----------------      ----------------      ----------------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses....................                  861.0                 760.3                 829.9
Dividends to policyholders...................................                    (.4)                   .9                   3.1
Underwriting, acquisition, and insurance expenses............                  989.9                 861.7                 937.4
Interest and other charges...................................                   18.9                  21.2                  14.5
                                                                     ----------------      ----------------      ----------------
                                                                             1,869.5               1,644.2               1,785.1
                                                                     ----------------      ----------------      ----------------
Income before income taxes and items below...................                  503.9                 426.4                 317.0
                                                                     ----------------      ----------------      ----------------

Income Taxes: Currently payable..............................                  104.4                  74.3                  19.9
              Deferred.......................................                   55.2                  56.7                  73.0
                                                                     ----------------      ----------------      ----------------
              Total..........................................                  159.7                 131.0                  92.9
                                                                     ----------------      ----------------      ----------------
Income before items below....................................                  344.2                 295.3                 224.1
Equity in earnings of unconsolidated subsidiaries
  and minority interests.....................................                    2.7                   2.2                   2.7
                                                                     ----------------      ----------------      ----------------

Net Income...................................................        $         346.9       $         297.5       $        226.8
                                                                     ================      ================      ================

Net Income Per Share:
   Basic:....................................................        $          2.92       $          2.49       $          1.76
                                                                     ================      ================      ================

   Diluted:..................................................        $          2.88       $          2.47       $          1.75
                                                                     ================      ================      ================

Average number of common and common
   equivalent shares outstanding: Basic......................            118,957,511           119,318,408           128,958,708
                                                                     ================      ================      ================
                                  Diluted....................            120,327,906           120,197,044           129,786,971
                                                                     ================      ================      ================

Dividends Per Common Share:
  Cash.......................................................        $           .59       $           .55       $           .49
                                                                     ================      ================      ================





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2001                  2000                  1999
                                                                     ----------------      ----------------      ----------------
Net income as reported.......................................        $         346.9       $         297.5       $         226.8
                                                                     ----------------      ----------------      ----------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................                   (2.4)                 (1.6)                  2.0
                                                                     ----------------      ----------------      ----------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.........                  118.8                 118.2                (109.2)
     Less: elimination of pretax realized gains
         included in income as reported......................                   29.7                  33.6                  29.5
                                                                     ----------------      ----------------      ----------------
     Pretax unrealized gains (losses) on securities
         carried at market value.............................                   89.1                  84.5                (138.7)
     Deferred income taxes (credits).........................                   31.2                  29.5                 (48.7)
                                                                     ----------------      ----------------      ----------------
     Net unrealized gains (losses) on securities.............                   57.9                  54.9                 (89.9)
                                                                     ----------------      ----------------      ----------------
Net adjustments..............................................                   55.4                  53.3                 (87.9)
                                                                     ----------------      ----------------      ----------------

Comprehensive income.........................................        $         402.4       $         350.9       $         138.8
                                                                     ================      ================      ================





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                2001                2000                1999
                                                                           --------------      --------------      --------------
Convertible Preferred Stock:
  Balance, beginning of year....................................           $          .7       $          .7       $         1.2
     Exercise of stock options..................................                     -                   -                   -
     Converted into common stock................................                     (.4)                (.1)                (.5)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $          .3       $          .7       $          .7
                                                                           ==============      ==============      ==============

Common Stock:
  Balance, beginning of year....................................           $       121.4       $       156.6       $       156.3
     Dividend reinvestment plan.................................                     -                   -                   -
     Exercise of stock options..................................                      .6                 1.1                  .1
     Conversion of convertible preferred stock..................                     -                   -                    .1
     Treasury stock retired.....................................                     -                 (36.4)                -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       122.1       $       121.4       $       156.6
                                                                           ==============      ==============      ==============

Additional Paid-in Capital:
  Balance, beginning of year....................................           $       207.8       $       627.8       $       624.5
     Dividend reinvestment plan.................................                      .6                  .6                  .6
     Exercise of stock options..................................                    11.0                16.5                 2.2
     Conversion of convertible preferred stock..................                      .3                 -                    .3
     Treasury stock retired.....................................                     -                (437.2)                -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       219.8       $       207.8       $       627.8
                                                                           ==============      ==============      ==============

Unallocated Shares - ESSOP:
  Balance, beginning of year....................................           $         -         $        (2.5)      $        (5.1)
     Change for the year........................................                     -                   2.5                 2.6
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $         -         $         -         $        (2.5)
                                                                           ==============      ==============      ==============

Retained Earnings:
  Balance, beginning of year....................................           $     2,106.4       $     1,873.9       $     1,709.9
     Net income.................................................                   346.9               297.5               226.8
     Cash dividends on common stock.............................                   (70.0)              (65.0)              (62.6)
     Cash dividends on preferred stock..........................                     -                   (.1)                (.1)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $     2,383.2       $     2,106.4       $     1,873.9
                                                                           ==============      ==============      ==============

Accumulated Other Comprehensive Income (Loss):
  Balance, beginning of year....................................           $        35.6       $       (17.6)      $        70.2
     Foreign currency translation adjustments...................                    (2.4)               (1.6)                2.0
     Net unrealized gains (losses) on securities................                    57.9                54.9               (89.9)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $        91.1       $        35.6       $       (17.6)
                                                                           ==============      ==============      ==============

Treasury Stock:
  Balance, beginning of year....................................           $       (32.6)      $      (439.8)      $      (251.6)
     Acquired during the year...................................                     -                 (66.4)             (188.1)
     Retired during the year....................................                     -                 473.6                 -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       (32.6)      $       (32.6)      $      (439.8)
                                                                           ==============      ==============      ==============





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2001               2000                1999
                                                                            --------------     --------------      --------------
Cash flows from operating activities:
  Net income.......................................................         $       346.9      $       297.5       $       226.8
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deferred policy acquisition costs..............................                 (32.8)               1.9               (10.0)
    Premiums and other receivables.................................                (146.2)             (24.1)               (2.3)
    Unpaid claims and related items................................                  31.7              (38.5)              (24.6)
    Future policy benefits and policyholders' funds................                 188.6               20.6                 4.1
    Income taxes...................................................                  57.4               64.7                63.8
    Reinsurance balances and funds.................................                  26.8               (8.2)                8.2
    Accounts payable, accrued expenses and other...................                  54.1               30.2                 8.5
                                                                            --------------     --------------      --------------
  Total............................................................                 526.7              344.1               274.5
                                                                            --------------     --------------      --------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls....................................                 254.1              240.7               187.2
     Other.........................................................                   2.9                -                   -
    Available for sale:
     Maturities and early calls....................................                 240.8              188.3               170.9
     Other.........................................................                  59.9              108.1               146.3
  Sales of equity securities.......................................                  67.4               61.6                37.8
  Sales of other investments.......................................                   2.9                3.1                 1.8
  Sales of fixed assets for company use............................                   1.8                 .9                 1.8
  Purchases of fixed maturity securities:
    Held to maturity...............................................                (293.7)             (71.6)             (131.6)
    Available for sale.............................................                (629.4)            (472.5)             (518.4)
  Purchases of equity securities...................................                (146.8)            (156.8)              (62.8)
  Purchases of other investments...................................                  (3.7)             (16.6)              (18.2)
  Purchases of fixed assets for company use........................                 (14.6)             (12.7)              (16.0)
  Proceeds from sale of subsidiary.................................                   -                  -                  25.3
  Cash and short-term investments of subsidiary sold...............                   -                  -                 (31.4)
  Other-net........................................................                  (4.9)             (10.5)                6.9
                                                                            --------------     --------------      --------------
  Total............................................................                (463.2)            (138.0)             (200.2)
                                                                            --------------     --------------      --------------

Cash flows from financing activities:
  Increase in term loans...........................................                  30.0               75.0                87.0
  Issuance of preferred and common shares..........................                   9.3               13.7                 3.1
  Repayments of term loans.........................................                (109.0)             (40.0)              (18.0)
  Redemption of debentures and notes...............................                  (1.0)              (2.7)               (2.3)
  Dividends on common shares.......................................                 (70.0)             (65.0)              (62.6)
  Dividends on preferred shares....................................                   -                  (.1)                (.1)
  Purchases of treasury shares.....................................                   -                (66.4)             (188.1)
  Other-net........................................................                   2.8               (3.6)                 .3
                                                                            --------------     --------------      --------------
  Total............................................................                (137.8)             (89.2)             (180.7)
                                                                            --------------     --------------      --------------

Increase (decrease) in cash and short-term investments.............                 (74.4)             116.9              (106.4)
  Cash and short-term investments, beginning of year...............                 411.0              294.1               400.5
                                                                            --------------     --------------      --------------
  Cash and short-term investments, end of year.....................         $       336.6      $       411.0       $       294.1
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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading (carried at fair value with adjustments to income). As of December 31, 2001, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     Fixed maturity securities and redeemable preferred stocks classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" in addition to other preferred and common stocks (equity securities) are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable. The Company periodically reviews the securities in its investment portfolio, and the carrying values of investments which are deemed to be other than temporarily impaired are adjusted as appropriate.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                  Cost            Gains           Losses           Value
                                                              ------------    -------------    ------------    -------------
    Fixed Maturity Securities:
       December 31, 2001:
           Held to maturity:
              Utilities................................       $     777.6     $       25.3     $       2.2     $      800.7
              Tax-exempt...............................           1,333.4             41.2             2.5          1,372.1
              Redeemable preferred stocks..............                .7              -               -                 .7
                                                              ------------    -------------    ------------    -------------
                                                              $   2,111.8     $       66.5     $       4.8     $    2,173.6
                                                              ============    =============    ============    =============

           Available for sale:
              U.S. & Canadian Governments..............       $     844.1     $       25.2     $        .3     $      869.0
              Corporate................................           1,692.2             61.2            12.2          1,741.2
                                                              ------------    -------------    ------------    -------------
                                                              $   2,536.4     $       86.5     $      12.6     $    2,610.2
                                                              ============    =============    ============    =============

    Fixed Maturity Securities:
       December 31, 2000:
           Held to maturity:
              Utilities................................       $     777.5     $        9.4     $       5.7     $      781.2
              Tax-exempt...............................           1,299.8             25.2              .7          1,324.3
              Redeemable preferred stocks..............                .6              -               -                 .6
                                                              ------------    -------------    ------------    -------------
                                                              $   2,078.0     $       34.6     $       6.4     $    2,106.2
                                                              ============    =============    ============    =============

           Available for sale:
              U.S. & Canadian Governments..............       $     690.0     $       19.5     $        .3     $      709.2
              Corporate................................           1,529.2             25.1            31.2          1,523.0
                                                              ------------    -------------    ------------    -------------
                                                              $   2,219.2     $       44.6     $      31.6     $    2,232.2
                                                              ============    =============    ============    =============

     The amortized cost and estimated fair value at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                               Estimated
                                                                                            Amortized            Fair
                                                                                               Cost              Value
                                                                                          ---------------    --------------
    Fixed Maturity Securities:
       Held to Maturity:
          Due in one year or less....................................................     $        315.5     $       320.4
          Due after one year through five years......................................            1,180.0           1,227.6
          Due after five years through ten years.....................................              598.5             608.0
          Due after ten years........................................................               17.7              17.5
                                                                                          ---------------    --------------
                                                                                          $      2,111.8     $     2,173.6
                                                                                          ===============    ==============

       Available for Sale:
          Due in one year or less....................................................     $        216.0     $       219.8
          Due after one year through five years......................................            1,176.4           1,209.0
          Due after five years through ten years.....................................            1,106.2           1,136.6
          Due after ten years........................................................               37.7              44.7
                                                                                          ---------------    --------------
                                                                                          $      2,536.4     $     2,610.2
                                                                                          ===============    ==============

     Bonds and other investments  carried at $145.5 as of December 31, 2001 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.


     A summary of the Company's equity securities follows:

                                                                                Gross            Gross           Estimated
                                                                              Unrealized      Unrealized           Fair
                                                               Cost             Gains           Losses             Value
                                                          --------------    -------------    -------------    --------------
    Equity Securities:
      December 31, 2001:
        Common stocks..............................       $       316.6     $       88.9     $       15.7     $       389.8
        Perpetual preferred stocks.................                 1.7              -                -                 1.7
                                                          --------------    -------------    -------------    --------------
                                                          $       318.3     $       89.0     $       15.8     $       391.6
                                                          ==============    =============    =============    ==============

      December 31, 2000:
        Common stocks..............................       $       236.1     $       67.8     $       10.9     $       292.9
        Perpetual preferred stocks.................                 2.5              -                -                 2.6
                                                          --------------    -------------    -------------    --------------
                                                          $       238.7     $       67.8     $       10.9     $       295.5
                                                          ==============    =============    =============    ==============

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

     At December 31, 2001, the Corporation and its subsidiaries had no non-income producing fixed maturity securities.

     The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2001              2000              1999
                                                                           --------------    --------------    --------------
     Investment income from:
       Fixed maturity securities....................................       $       251.3     $       245.7     $       241.9
       Equity securities............................................                 7.9               7.6               3.9
       Short-term investments.......................................                15.8              18.3              14.2
       Other sources................................................                 6.1               8.6               9.3
                                                                           --------------    --------------    --------------
          Gross investment income...................................               281.3             280.2             269.5
       Investment expenses (1)......................................                 6.5               6.2               6.2
                                                                           --------------    --------------    --------------
          Net investment income.....................................       $       274.7     $       273.9     $       263.2
                                                                           ==============    ==============    ==============

     Realized gains (losses) on:
       Fixed maturity securities:
          Held to maturity..........................................       $        (2.2)    $         -       $          .2
                                                                           --------------    --------------    --------------
            Available for sale:
            Gains...................................................                 3.1               1.4               2.3
            Losses..................................................                (5.1)              (.5)              (.1)
                                                                           --------------    --------------    --------------
            Net.....................................................                (1.9)               .8               2.1
                                                                           --------------    --------------    --------------
          Total.....................................................                (4.1)               .8               2.4
       Equity securities & other long-term investments..............                33.9              32.9              27.2
                                                                           --------------    --------------    --------------
          Total.....................................................                29.7              33.6              29.5
       Income taxes.................................................                13.5              11.7              10.6
                                                                           --------------    --------------    --------------
          Net realized gains........................................       $        16.1     $        21.8     $        18.9
                                                                           ==============    ==============    ==============

     Changes in unrealized investment gains (losses) on:
       Fixed maturity securities:
          Held to maturity (2)......................................       $        33.6     $        47.2     $      (108.9)
                                                                           ==============    ==============    ==============

          Available for sale........................................       $        60.8     $        46.2     $      (108.4)
          Less:  Deferred income taxes (credits)....................                21.3              16.1             (38.1)
                                                                           --------------    --------------    --------------
            Net changes in unrealized investment gains (losses)            $        39.5     $        30.0     $       (70.2)
                                                                           ==============    ==============    ==============

       Equity securities & other long-term investments..............       $        28.2     $        38.3     $       (30.3)
       Less: Deferred income taxes (credits)........................                 9.9              13.3             (10.6)
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains (losses).......       $        18.3     $        24.9     $       (19.6)
                                                                           ==============    ==============    ==============

----------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $1.4, $1.5 and $1.5 for the years ended December 31, 2001, 2000 and 1999, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.


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

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2001              2000              1999
                                                                           --------------    --------------    --------------
   Deferred, beginning of year....................................         $       148.1     $       151.1     $       143.9
                                                                           --------------    --------------    --------------
   Acquisition costs deferred:
       Commissions - net of reinsurance...........................                 151.0             122.2             131.9
       Premium taxes..............................................                  40.0              31.0              30.8
       Salaries and other marketing expenses......................                  84.1              72.0              84.4
                                                                           --------------    --------------    --------------
           Sub-total..............................................                 275.1             225.2             247.2
   Amortization charged to income.................................                (243.3)           (228.3)           (240.0)
                                                                           --------------    --------------    --------------
           Change for the year....................................                  31.8              (3.1)              7.2
                                                                           --------------    --------------    --------------
   Deferred, end of year..........................................         $       179.8     $       148.1     $       151.1
                                                                           ==============    ==============    ==============

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

     At December 31, 2001 and 2000, the Life Insurance Group had $7,500.4 and $6,849.1, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                                 December 31,
                                                                                     ---------------------------------------
                                                                                         2001                      2000
                                                                                     --------------           --------------
   Future Policy Benefits:
   Life Insurance Group:
      Life insurance.................................................                $        70.8            $        74.7
      Disability/accident & health...................................                         39.5                     45.9
                                                                                     --------------           --------------
          Total......................................................                $       110.4            $       120.6
                                                                                     ==============           ==============
   Unearned Premium:
      General Insurance Group .......................................                $       565.1  (1)       $       359.5
      Mortgage Guaranty Group........................................                         38.9                     38.0
                                                                                     --------------           --------------
          Total......................................................                $       604.1            $       397.5
                                                                                     ==============           ==============

----------
(1) Due to the adoption of a revised Accounting Practices and Procedures Manual ("Codification"), unearned premium reserves were increased by $110.9. This had no effect on earned premiums for the General Insurance Group.

     The Company has previously issued directly or assumed as a reinsurer certain insurance policies generally categorized as financial guarantees. The major types of guarantees pertain to (a) state, municipal and other general or special revenue bonds and (b) variable interest rate guarantees. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest, changes in interest rates, and changes in the future value of fixed assets. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. Premium written is limited to renewal business written prior to 1998.

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

     The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                            Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                          2001                     2000
                                                                                     --------------           --------------
    Net Insurance in Force:
       Bonds..............................................................           $     1,680.8            $     1,937.5
       Other..............................................................                      .2                       .2

    Net Unearned Premiums:
       Bonds..............................................................                     9.1                     10.2
       Other..............................................................           $          .2            $          .2
                                                                                     ==============           ==============

     With respect to mortgage guaranty insurance (net insurance in force of $97,709.0 and $85,461.1, at December 31, 2001 and 2000, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2001             2000             1999
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the beginning of each year, net of reinsurance
    losses recoverable...............................................        $    2,145.6      $    2,184.8     $    2,208.4
                                                                             -------------     -------------    -------------
  Incurred claims and claim adjustment expenses:
    Provisions for insured events of the current year................               983.6             911.5            958.0
    Change in provision for insured events of prior years............              (126.6)           (153.5)          (130.5)
                                                                             -------------     -------------    -------------
           Total incurred claims and claim adjustment expenses.......               857.0             758.1            827.6
                                                                             -------------     -------------    -------------
  Payments:
    Claims and claim adjustment expenses attributable to
      insured events of the current year.............................               319.8             306.7            344.3
    Claims and claim adjustment expenses attributable to
      insured events of prior years..................................               505.0             490.7            507.0
                                                                             -------------     -------------    -------------
           Total payments............................................               824.9             797.3            851.3
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the end of each year, net of reinsurance
    losses recoverable...............................................             2,177.6           2,145.6          2,184.8
  Reinsurance losses recoverable.....................................             1,273.3           1,243.9          1,248.9
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses.........................................................        $    3,451.0      $    3,389.5     $    3,433.7
                                                                             =============     =============    =============

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

     The data in the table  above,  incorporates  Old  Republic's  estimates  of indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, and during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 or less as to each claim.

     The Corporation's reserving methods, particularly as they apply to formula-based reserves, have been established to provide for normal claim occurrences as well as unusual exposures such as those pertaining to A&E claims and related costs. At times, however, the Corporation's insurance subsidiaries also establish specific formula and other reserves as part of their overall claim and claim expense reserves to cover claims such as those emanating from A&E exposures. These are intended to cover additional litigation and other costs that are likely to be incurred to protect the Company's interests in litigated cases in particular. At December 31, 2001, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $80.6 gross, and $49.6 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.2 years (gross) and 18.5 years (net) of average annual claims payments.

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

     Individual insurance companies and others who have evaluated the potential costs of litigating and settling A&E claims have noted with increasing concern the possibility that resolution of such claims, by applying liability retroactively in the context of the existing insurance system, could likely undermine seriously the financial condition of the property and liability insurance industry. The Corporation is of the view that the substantial public policy issues and the diverse insurance coverage issues presented by A&E claims are unlikely to be resolved by the appellate level courts in the near future. In recent times, the Executive Branch and/or the United States Congress have proposed changes in the legislation and rules affecting the determination of liability for environmental claims. As of December 31, 2001, however, there is no solid evidence to suggest that forthcoming changes might mitigate or reduce some or all of these claim exposures.

     Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for the above noted types of claims is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

     The Corporation's mix of coverages, industries served, and long-standing objective of assuring wide dispersion of risks in selected geographical areas, have likely minimized claim exposures related to the September 11, 2001 terrorist attack on America. The income statement for the year ending December 31, 2001 nonetheless includes pre-tax charges aggregating $4.0 to cover the possibility of isolated property, workers' compensation, trip delay and life insurance claims.

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

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2001              2000              1999
                                                                             -------------    --------------    -------------
   Statutory tax rate................................................               35.0%             35.0%            35.0%
   Tax rate increases (decreases):
         Tax-exempt interest.........................................               (3.5)             (4.3)            (6.1)
         Dividends received exclusion................................                (.3)              (.4)             (.2)
         Other items - net...........................................                 .5                .4               .6
                                                                             -------------    --------------    -------------
   Effective tax rate................................................               31.7%             30.7%            29.3%
                                                                             =============    ==============    =============

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                              December 31,
                                                                             ------------------------------------------------
                                                                                 2001              2000              1999
                                                                             -------------    --------------    -------------
   Deferred Tax Assets:
       Future policy benefits.......................................         $        5.9     $         6.1     $        4.1
       Losses, claims, and settlement expenses......................                140.4             143.9            154.7
       Unrealized investment losses.................................                  -                 -                4.1
       Other........................................................                 19.4              19.2             17.8
                                                                             -------------    --------------    -------------
           Total deferred tax assets................................                165.9             169.3            180.9
                                                                             -------------    --------------    -------------
   Deferred Tax Liabilities:
       Unearned premium reserves....................................                 25.9              28.0             27.8
       Deferred policy acquisition costs............................                 55.4              49.8             49.8
       Mortgage guaranty insurers' contingency reserves.............                391.9             337.7            283.8
       Fixed maturity securities adjusted to cost...................                  8.9               8.4              7.5
       Unrealized investment gains..................................                 55.5              24.6              -
       Title plants and records.....................................                  4.4               4.4              4.4
       Other........................................................                  -                 5.8             10.3
                                                                             -------------    --------------    -------------
           Total deferred tax liabilities...........................                542.4             459.1            383.9
                                                                             -------------    --------------    -------------
           Net deferred tax liabilities.............................         $     (376.5)    $      (289.8)    $     (203.0)
                                                                             =============    ==============    =============

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

     Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $13.3 at December 31, 2001) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

     As a result of regular examinations of the tax returns for the Corporation and its subsidiaries, the Internal Revenue Service ("IRS") has proposed certain adjustments for additional taxes applicable to the years 1991 through 1995. The proposed adjustments pertain to the timing of certain deductions, the IRS' contention that certain salvage does not qualify for transition rule benefits, deductions for certain loss and unearned premium reserves, and several other issues not involving material amounts. The Company believes that substantially all of the proposed adjustments are without merit, that the Company will be successful in vigorously defending its positions, and that the ultimate adjustments, if any, will not significantly affect its financial condition or results of operations.

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

(k) Goodwill-The costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition are being amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $4.2 in 2001, $4.1 in 2000 and $3.5 in 1999.

     Under Statement of Financial Accounting Standards No. 142 (FAS-142) "Goodwill and Other Intangible Assets", which takes effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its continued value.

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

     The changes in the projected benefit obligation are as follows:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2001              2000              1999
                                                                             -------------    --------------    -------------
   Projected benefit obligation at beginning of year................         $      127.7     $       123.3     $      129.5
   Increases (decreases) during the year attributable to:
      Service cost..................................................                  4.3               3.9              4.1
      Interest cost.................................................                  9.5               9.0              8.6
      Actuarial (gains) losses......................................                  6.7              (1.4)           (12.1)
      Benefits paid.................................................                 (7.3)             (7.0)            (6.8)
      Plan merger...................................................                  3.1               -                -
                                                                             -------------    --------------    -------------
   Net increase (decrease) for year.................................                 16.5               4.3             (6.2)
                                                                             -------------    --------------    -------------
   Projected benefit obligation at end of year......................         $      144.2     $       127.7     $      123.3
                                                                             =============    ==============    =============

     The changes in the fair value of net assets available for plan benefits are as follows:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2001              2000              1999
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at beginning of the year.......................................        $      143.8     $       129.0     $      137.3
   Increases (decreases) during the year attributable to:
      Actual return on plan assets...................................                13.7              19.9             (2.2)
      Sponsor contributions..........................................                 5.1               2.1               .7
      Benefits paid..................................................                (7.3)             (7.0)            (6.8)
      Administrative expenses........................................                 (.1)              (.1)             (.1)
      Plan merger...................................................                  3.1               -                -
                                                                             -------------    --------------    -------------
   Net increase (decrease) for year..................................                14.4              14.8             (8.3)
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan
      benefits at the end of the year................................        $      158.2     $       143.8     $      129.0
                                                                             =============    ==============    =============

    A reconciliation of the funded status of the plans is as follows:

                                                                                                        December 31,
                                                                                                ------------------------------
                                                                                                    2001             2000
                                                                                                -------------    -------------

   Plan assets in excess of projected benefit obligations............................           $       13.9     $       16.1
   Prior service cost not yet recognized in net periodic
      pension cost...................................................................                     .1               .1
   Unrecognized net gain.............................................................                   (4.6)            (9.6)
                                                                                                -------------    -------------
   Pension asset recognized in the consolidated balance sheet........................           $        9.5     $        6.6
                                                                                                =============    =============

     The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                  2001               2000             1999
                                                                              -------------     -------------    -------------
   Service cost........................................................       $        4.3      $        3.9     $        4.1
   Interest cost.......................................................                9.5               9.0              8.6
   Expected return on plan assets......................................              (13.2)            (11.8)            (6.0)
   Amortization of unrecognized transition liability...................                -                 (.5)             (.5)
   Recognized (gain) loss..............................................                1.4               1.5             (4.8)
   Prior service cost recognized.......................................                -                 -                -
                                                                              -------------     -------------    -------------
   Net cost............................................................       $        2.2      $        2.1     $        1.4
                                                                              =============     =============    =============

     The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                                                        December 31,
                                                                                                ------------------------------
                                                                                                    2001              2000
                                                                                                -------------    -------------
   Settlement discount rates........................................................                  7.34 %           7.66 %
   Rates of compensation increase...................................................                  3.36 %           3.33 %
   Long-term rates of return on plans' assets.......................................                  8.38 %           8.39 %

     Included in the plans' assets are Common Shares of the Company valued at $6.1 and $7.0 as of December 31, 2001 and 2000, respectively.


     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                           Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2001              2000            1999
                                                                              -------------     -------------    -------------
   Employees Savings and Stock Ownership Plan..........................       $        4.7      $        2.3     $        8.1
   Other profit sharing................................................                6.0               5.4              5.6
   Deferred and incentive compensation.................................       $       15.0      $       11.4     $       12.6
                                                                              =============     =============    =============

     The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP acquired all of its stock of the Company in 1987 and prior years. Accordingly, it is not required to adopt the American Institute of Certified Public Accountants' SOP No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Shares of Company stock owned by the ESSOP are released to participants based on a formula prescribed by the Employee Retirement Income Security Act of 1974, and dividends on released shares are allocated to participants as earnings. The Company's contributions are based on a formula considering growth in net income per share over consecutive five year periods. As of December 31, 2001, there were 6,827,775 Common Shares owned by the ESSOP all of which were released and allocated. There are no repurchase obligations in existence.

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($582.3 and $529.7 at December 31, 2001 and 2000, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2001                2000               1999
                                                                        ---------------    ---------------     --------------
   Numerator:
           Net Income ...........................................       $        346.9     $        297.5      $       226.8
           Less: Preferred stock dividends.......................                  -                   .1                 .1
                                                                        ---------------    ---------------     --------------
           Numerator for basic earnings per share -
               income available to common stockholders...........                346.9              297.4              226.7

           Effect of dilutive securities:
               Convertible preferred stock dividends.............                  -                   .1                 .1
                                                                        ---------------    ---------------     --------------

           Numerator for diluted earnings per share -
                income available to common stockholders
                after assumed conversions........................       $        346.9     $        297.5      $       226.8
                                                                        ===============    ===============     ==============

   Denominator:
            Denominator for basic earnings per share -
                weighted-average shares..........................          118,957,511        119,318,408        128,958,708

            Effect of dilutive securities:
               Stock options.....................................            1,325,415            745,557            653,923
               Convertible preferred stock.......................               44,980            133,079            174,340
                                                                        ---------------    ---------------     --------------
               Dilutive potential common shares..................            1,370,395            878,636            828,263
                                                                        ---------------    ---------------     --------------

            Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions..............................          120,327,906        120,197,044        129,786,971
                                                                        ===============    ===============     ==============

            Basic earnings per share.............................       $         2.92     $         2.49      $        1.76
                                                                        ===============    ===============     ==============
            Diluted earnings per share...........................       $         2.88     $         2.47      $        1.75
                                                                        ===============    ===============     ==============

(o) Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with original maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

     Supplemental cash flow information:

                                                                                            Years Ended December 31,
                                                                                    ----------------------------------------
                                                                                       2001           2000           1999
                                                                                    ----------    -----------    -----------
         Cash paid during the year for:
           Interest.........................................................        $    13.0     $     15.9     $     10.3
           Income taxes.....................................................             97.8           62.6           27.7
                                                                                    ----------    -----------    -----------
                                                                                    $   110.8     $     78.5     $     38.1
                                                                                    ==========    ===========    ===========

(p) Concentration  of  Credit  Risk-Excluding   U.S. government  fixed  maturity
securities, the Company is not exposed to any significant concentration of credit risk.

(q) Statement Presentation- Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.


Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                           December 31,
                                                                     -------------------------------------------------------
                                                                              2001                           2000
                                                                     -------------------------     -------------------------
                                                                      Carrying        Fair           Carrying       Fair
                                                                       Amount         Value           Amount        Value
                                                                     ----------    -----------     -----------   -----------
     Commercial paper due within 180 days with an
         average yield of 2.32% and 6.71%, respectively.......       $    34.9     $     34.9      $    112.9    $    112.9
     Debentures maturing in 2007 at 7.0%......................           114.9          120.0           114.9         115.1
     Other miscellaneous debt.................................             9.1            9.1            10.1          10.1
                                                                     ----------    -----------     -----------   -----------
              Total Debt......................................       $   159.0     $    164.0      $    238.0    $    238.2
                                                                     ==========    ===========     ===========   ===========

     The  carrying  amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2001 are as follows:
2002:  $35.3;  2003:  $.6; 2004:  $.4; 2005:  $.6; 2006:  $4.7;  2007 and after:
$117.1.  During 2001, 2000 and 1999, $13.1,  $15.9 and $10.3,  respectively,  of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2001.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                                                              Convertible
                                                                                                             --------------
   Preferred Stock Series:                                                                                        G(1)
                                                                                                             --------------
   Annual cumulative dividend rate per share..............................................                       $     (1)
   Conversion ratio of preferred into common shares ......................................                       1 for .95
   Conversion right begins................................................................                         Anytime
   Redemption and liquidation value per share.............................................                             (1)
   Redemption beginning in year...........................................................                             (1)
   Total redemption value (millions)......................................................                             (1)
   Vote per share.........................................................................                             one
   Shares outstanding:
     December 31, 2000....................................................................                         138,878
     December 31, 2001....................................................................                          44,591
                                                                                                             ==============

---------
   (1) The Corporation has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Corporation's Stock Option Plan. Series G had been issued under the designation "G-2". In 2001, the Corporation created a new designation, "G-3", from which no shares have been issued as of December 31, 2001. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series "G-2" and Series "G-3" are collectively referred to as Series "G". Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2001, the annual dividend rate for Series G-2 was $.65 per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2001 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2002 without the prior approval of appropriate regulatory authorities is approximately $199.5.

(c) Stock Option Plan- The Corporation has a stock option plan for certain eligible key employees. Outstanding options at any one time may not exceed 6% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock on the date of grant; the term of each option is generally ten years from such date. Options may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. In the event the market closing price of the Old Republic common stock reaches a pre-established value ("the vesting acceleration price"), however, optionees may exercise their options to the extent of 10% of the number of shares covered by the option for each year of employment by the optionee. The option plan enables optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

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

                                                                                      Years Ended December 31,
                                                                          --------------------------------------------------
                                                                               2001              2000              1999
                                                                          --------------    --------------    --------------
   Option pricing/weighted average assumptions:
     Risk-free interest rates......................................               4.79%             6.11%             5.20%
     Dividend yield................................................               2.82%             5.75%             3.36%
     Common stock market
        price volatility factors...................................                 .27               .24               .24
     Expected option life..........................................            10 years          10 years          10 years

   Comparative data:
     Net income:
        As reported................................................       $       346.9     $       297.5     $       226.8
        Pro forma basis............................................               345.1             293.9             225.6
     Basic earnings per share:
        As reported................................................                2.92              2.49              1.76
        Pro forma basis............................................                2.90              2.46              1.75
     Diluted earnings per share:
        As reported................................................                2.88              2.47              1.75
        Pro forma basis............................................       $        2.86     $        2.44     $        1.74
                                                                          ==============    ==============    ==============

     A summary of the status of the Corporation's stock options as of December 31, 2001, 2000 and 1999, and changes in outstanding options during the years then ended follows:

                                                                 As of and for the Years Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                          2001                      2000                      1999
                                                 -----------------------    ----------------------    -----------------------
                                                                Weighted                 Weighted                   Weighted
                                                                 Average                  Average                    Average
                                                                Exercise                 Exercise                   Exercise
                                                   Shares        Price        Shares       Price        Shares       Price
                                                 ----------    ---------    ---------    ---------    ---------    ----------
     Outstanding at beginning of year ......      4,623,500    $  18.23     4,975,697    $  17.92     4,308,442    $   17.28
     Granted................................      1,148,000       26.95       885,700       12.00     1,015,000        19.50
     Exercised..............................        609,642       14.31     1,134,455       11.53       187,249        10.30
     Canceled and forfeited.................         32,169       25.25       103,442       23.72       160,496        19.68
                                                 ----------                 ---------                 ---------
     Outstanding at end of year.............      5,129,689       20.60     4,623,500       18.23     4,975,697        17.92
                                                 ==========                 =========                 =========

     Exercisable at end of year.............      2,870,530       17.67     3,053,669       16.46     2,740,950        14.75
                                                 ==========                 =========                 =========

     Weighted average fair value of
          options granted during the year...                   $   8.12                  $   2.09                  $    5.02
                                                               =========                 =========                 ==========

     A summary of stock options outstanding and exercisable at December 31, 2001 follows:

                                                           Options Outstanding                         Options Exercisable
                                                    --------------------------------------          -------------------------
                                                                    Weighted - Average
                                                                  ------------------------                          Weighted
                                         Year(s)      Number       Remaining                                         Average
                                           Of          Out-       Contractual    Exercise             Number        Exercise
     Ranges of Exercise Prices            Grant      Standing        Life          Price            Exercisable      Price
     --------------------------------   --------    ----------    -----------    ---------          -----------    ----------

     $11.61 to $11.83...............     1993-95       662,883      2.25 yrs     $  10.97              612,386     $   10.97
     $14.75 to $17.83...............     1996-97       991,986      5.00 yrs        17.82              817,545         17.82
     $29.04 to $29.08...............      1998         939,557      6.00 yrs        29.04              375,823         29.04
     $17.56 to $19.50...............      1999         782,813      7.00 yrs        19.50              535,688         19.50
     $12.00 to $13.56...............      2000         605,690      8.00 yrs        12.00              414,413         12.00
     $26.92 to $28.37...............      2001       1,146,760      9.00 yrs     $  26.95              114,675     $   26.95
                                                    ----------                   =========          -----------    ==========
          Total.....................                 5,129,689                                       2,870,530
                                                    ==========                                      ===========

(d) Common Stock- There were 500,000,000 shares of common stock authorized at December 31, 2001. At the same date, there were 100,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In March 2000, the Company canceled 36,420,135 common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

(e) Undistributed Earnings-The equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its respective subsidiaries at December 31, 2001 amounted to $1,948.6 and
$103.3, respectively. Dividends declared during 2001, 2000 and 1999, to the Corporation by its subsidiaries amounted to $120.3, $119.6 and $178.9, respectively.

(f)  Statutory  Data- The   policyholders'   surplus   and  net  income  (loss),
determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the
periods   shown:

                                              Policyholders'   Surplus                      Net Income (Loss)
                                             --------------------------       ----------------------------------------
                                                     December 31,                      Years Ended December 31,
                                             --------------------------       -----------------------------------------
                                                 2001           2000              2001           2000           1999
                                             -----------    -----------       -----------    -----------    -----------
  General Insurance Group.................   $  1,318.1     $  1,233.0        $     90.0     $    109.5     $     68.8
  Mortgage Guaranty Group.................        241.2          178.9             235.2          221.9          175.0
  Title Insurance Group...................        116.5          106.9              23.3           13.7           19.1
  Life Insurance Group....................   $     47.7     $     49.7        $      3.0     $      6.2     $      (.6)
                                             ===========    ===========       ===========    ===========    ===========

     In December, 1998, the National Association of Insurance Commissioners adopted a revised Accounting Practices and Procedures Manual ("Codification"). This Codification is a comprehensive compilation of statutory accounting practices and principles and was effective for accounting periods beginning after January 1, 2001. The adoption of codification resulted in an increase of $23.2 in the Company's statutory policyholders' surplus principally due to the net effect of increases in premiums written, acquisition costs and deferred income taxes.


Note 4-Commitments and Contingent Liabilities:

(a) Reinsurance- In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium, contingent commission, and profit sharing arrangements for parts of its business in order to minimize losses for which it might become liable under insurance policies underwritten by it. To the extent that any reinsurance companies or retrospectively rated risks or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and agency agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on any one risk to a maximum of (in thousands): workers' compensation-$1,000; auto liability-$1,000; general liability-$1,000; and property coverages-$300. Substantially all the mortgage guaranty insurance business is retained, with the exposure on any one risk currently averaging approximately $29. Title insurance risk assumptions, based on the title insurance subsidiaries' financial resources, are limited to a maximum of $25,000 as to any one policy. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation will retain exposures for all, but most predominantly workers' compensation liability insurance, coverages in excess of $40.0 that were previously assumed by unaffiliated reinsurers. Further, as of the same date, coverage for acts of terrorism will be excluded from substantially all the Corporation's reinsurance treaties and effectively retained by it. There is no assurance that the U.S. Congress will approve legislation to mitigate the impact of possible losses caused by acts of terrorism, though in conjunction with industry rating organizations, the Corporation's insurance subsidiaries are in process of eliminating such coverage from affected policies other than workers' compensation.

     Most of the reinsurance ceded by the Corporation's insurance subsidiaries in the ordinary course of business is placed on a quota share or excess of loss basis. Under quota share reinsurance, the companies remit an agreed-upon percentage of their premiums written to assuming companies and are reimbursed for a pro-rata share of claims and commissions incurred and for a ceding commission to cover expenses and costs for underwriting and claim services performed. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed-upon levels.

     The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 2001. For the years 1999 to 2001, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                         Years Ended December 31,
                                                                          ----------------------------------------------------
                                                                               2001                2000              1999
                                                                          --------------      --------------    --------------
   General Insurance Group
   Written premiums:        direct.................................       $     1,377.3       $     1,115.0     $     1,068.0
                            assumed (1)............................                37.4                26.7              25.5
                            ceded..................................       $       336.2       $       256.7     $       238.9
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $     1,282.2       $     1,084.4     $     1,060.1
                            assumed (1)............................                36.8                25.3              26.6
                            ceded..................................       $       318.8       $       252.0     $       233.2
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $       281.5       $       230.6     $       271.1
                                                                          ==============      ==============    ==============

   Mortgage Guaranty Group
   Written premiums:        direct.................................       $       390.8       $       361.4     $       314.7
                            assumed................................                 1.6                 3.7               1.0
                            ceded..................................       $        38.4       $        29.7     $        18.0
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $       390.9       $       359.0     $       317.8
                            assumed................................                  .7                 1.9                .5
                            ceded..................................       $        38.4       $        29.4     $        18.0
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $         2.1       $          .8     $         (.2)
                                                                          ==============      ==============    ==============

   Mortgage guaranty insurance in force as of
   December 31:             direct.................................       $    82,259.5       $    72,439.5     $    66,138.4
                            assumed................................            17,853.1            14,882.4          11,842.8
                            ceded..................................       $     2,403.6       $     1,860.7     $     1,027.4
                                                                          ==============      ==============    ==============

   Life Insurance Group
   Written premiums:        direct.................................       $        72.0       $        73.4     $        86.8
                            assumed................................                 -                   -                  .7
                            ceded (1)..............................       $        25.5       $        28.0     $        29.2
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $        81.9       $        80.7     $        82.1
                            assumed................................                 -                   -                  .7
                            ceded (1)..............................       $        31.3       $        27.3     $        28.8
                                                                          ==============      ==============    ==============

   Life insurance in force as of December 31:         direct.......       $    11,575.8       $    11,800.5     $    12,735.3
                                                      assumed......                 -                   -                 -
                                                      ceded........       $     4,075.3       $     4,951.3     $     4,838.7
                                                                          ==============      ==============    ==============

----------
(1) Various A&H coverages written in the Life Insurance Group are ceded to the General Insurance Group. Such amounts are recorded as premiums ceded and premiums assumed in the respective segments of this table.

(b) Leases- Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 2001, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $128.4 are summarized as follows: 2002:
$33.7; 2003: $27.8; 2004: $19.0; 2005: $11.4; 2006: $8.0; 2007 and after: $28.3.

(c) General- In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations. Management does not anticipate any significant losses or costs to result from any known or existing contingencies.

(d) Legal Proceedings- Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

     The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which require a re-evaluation of some previously settled or denied occupational disease claims, were challenged by the insurance and coal mining industries in a lawsuit filed in the United States District Court for the District of Columbia. The challenge was summarily dismissed by the Court and an appeal has been filed by the insurance and coal mining industries before the United States Court of Appeals, and is currently pending. At this time, the outcome of this challenge is uncertain and the potential impact on gross and net of reinsurance reserves or retrospective rating policies due to the revised regulations is not measurable.

     In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgement motion filed by the Company's subsidiary and dismissed the lawsuit. The class plaintiffs have appealed and the appeal is currently before the U.S. Court of Appeals for the Eleventh Circuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the additional cost of defense, has been included in the Company's financial statements.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgement rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgement, excluding post-judgement interest, amounts to approximately $33.0. The subsidiary has made preparations to appeal the judgement, and management believes that the judgement will be substantially reduced on appeal. The subsidiary has continually evaluated its exposures and has paid or otherwise provided for its best estimate of litigation and related costs associated with all these issues in the amounts of $6.8, $4.1 and $16.2 in 2001, 2000 and 1999, respectively, and $46.6 for all years combined since 1998.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2001 is presented below.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to a fair presentation of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and at times delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations":

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2001:
   Operating Summary:
   Net premiums, fees, and other income................        $      464.4    $      512.1     $      533.9     $     558.2
   Net investment income and realized gains (losses)...                83.0            77.0             65.6            78.7
   Total revenues......................................               547.5           589.2            599.5           637.0
   Benefits, claims, and expenses......................               426.9           459.9            479.9           502.6
   Net income..........................................        $       83.9    $       91.5     $       82.4     $      88.9
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................        $        .71    $        .77     $        .69     $       .75
                         Diluted.......................        $        .70    $        .76     $        .69     $       .74
                                                               =============   =============    =============    ============

   Average common and equivalent shares outstanding:
      Basic............................................         118,536,809     118,783,068      118,928,107     118,972,130
                                                               =============   =============    =============    ============
      Diluted..........................................         120,150,401     120,354,542      120,260,624     120,265,463
                                                               =============   =============    =============    ============

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2000:
   Operating Summary:
   Net premiums, fees, and other income................        $      424.4    $      434.9     $      442.4     $     460.8
   Net investment income and realized gains............                68.7            67.0             75.1            96.5
   Total revenues......................................               493.2           502.1            517.8           557.4
   Benefits, claims, and expenses......................               415.4           404.1            402.1           422.3
   Net income..........................................        $       55.3    $       69.4     $       80.0     $      92.7
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................        $        .46    $        .59     $        .68     $       .78
                         Diluted.......................        $        .46    $        .58     $        .67     $       .77
                                                               =============   =============    =============    ============

   Average common and equivalent shares outstanding:
      Basic............................................         120,878,838     118,007,337      117,788,947     118,248,795
                                                               =============   =============    =============    ============
      Diluted..........................................         121,196,969     118,863,932      119,262,876     119,901,276
                                                               =============   =============    =============    ============


Note 6- Information About Segments of Business - The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of generally accepted accounting principles ("GAAP"). Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

     The Corporation does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

     The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group accounting for approximately 38.2% of the Group's direct premiums written in 2001. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit guaranty, and surety bonds. The General Insurance Group's operations have been expanded over the years to insure certain specialty lines such as directors' and officers' liability and errors and omissions liability insurance, to cover owners and operators of private aircraft for hull and liability exposures, and to provide automobile and home warranties.

     Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Corporation's mortgage insurance business originates from mortgage bankers (63.7%), commercial banks (18.0%), savings institutions (13.2%) and other mortgage originators (5.1%). The Mortgage Guaranty segment's ten largest customers were responsible for approximately 65.6%, 60.3% and 48.9% of direct insurance in force as of December 31, 2001, 2000 and 1999, respectively. The largest single customer accounted for 11.5% of the direct insurance in force as of December 31, 2001 compared to 11.7% and 9.5% as of December 31, 2000 and 1999, respectively.

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

     The Life Insurance Group markets and writes consumer credit life and disability insurance primarily through automobile dealers. Old Republic has also written various conventional life and disability/accident and health insurance coverages for many years, principally through banks and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies pertinent thereto.

                                Segment Reporting
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years Ended December 31,
                                                                       ----------------------------------------------------------
                                                                            2001                  2000                  1999
                                                                       --------------       ---------------       ---------------
General Insurance Group:
     Net premiums earned.................................              $     1,000.2        $        857.8        $        853.4
     Net investment income and other income(a)...........                      194.7                 199.3                 199.7
                                                                       --------------       ---------------       ---------------
       Total.............................................              $     1,195.0        $      1,057.1        $      1,053.2
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $       141.4        $        116.9        $         69.7
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $        34.7        $         27.1        $         10.3
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $     5,451.9        $      5,111.4        $      5,052.7
                                                                       ==============       ===============       ===============

Mortgage Guaranty Group:
     Net premiums earned.................................              $       353.1        $        331.4        $        300.3
     Net investment income and other income(a)...........                       82.8                  63.9                  55.6
                                                                       --------------       ---------------       ---------------
       Total.............................................              $       436.0        $        395.3        $        355.9
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $       261.9        $        240.1        $        177.3
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $        88.4        $         80.8        $         59.0
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $     1,731.6        $      1,483.3        $      1,262.7
                                                                       ==============       ===============       ===============

Title Insurance Group:
     Net premiums earned.................................              $       382.7        $        307.6        $        359.3
     Title, escrow and other fees........................                      242.6                 186.4                 214.5
                                                                       --------------       ---------------       ---------------
       Sub-total.........................................                      625.3                 494.0                 573.8
     Net investment income and other income(a)...........                       23.5                  24.6                  23.2
                                                                       --------------       ---------------       ---------------
       Total.............................................              $       648.9        $        518.7        $        597.1
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $        74.6        $         40.3        $         44.0
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $        26.9        $         13.5        $         14.7
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $       536.0        $        491.2        $        482.4
                                                                       ==============       ===============       ===============

Life Insurance Group:
     Net premiums earned.................................              $        50.6        $         53.4        $         54.0
     Net investment income and other income(a)...........                        7.7                   8.6                   8.7
                                                                       --------------       ---------------       ---------------
       Total.............................................              $        58.4        $         62.0        $         62.8
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $         4.9        $          5.3        $          3.1
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $         1.8        $          1.2        $           .8
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $       236.3        $        244.5        $        249.6
                                                                       ==============       ===============       ===============

                   Reconciliations of Segments to Consolidated
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years Ended December 31,
                                                                       ----------------------------------------------------------
                                                                            2001                  2000                  1999
                                                                       --------------       ---------------       ---------------
Revenues:
     Total revenues for reportable segments.................           $     2,338.5        $    $ 2,033.3        $      2,069.1
     Realized investment gains..............................                    29.7                  33.6                  29.5
     Other revenues.........................................                    15.0                  18.3                   9.9
     Elimination of intersegment revenues(b)................                    (9.8)                (14.7)                 (6.4)
                                                                       --------------       ---------------       ---------------
        Total consolidated revenues.........................           $     2,373.4        $    $ 2,070.6        $      2,102.1
                                                                       ==============       ===============       ===============

Income before taxes:
     Total income before taxes of reportable segments.......           $       483.0        $        402.7        $        294.3
     Realized investment gains..............................                    29.7                  33.6                  29.5
     Other sources - net....................................                    (8.8)                (10.0)                 (6.4)
     Elimination of intersegment profits(b).................                     -                     -                     (.4)
                                                                       --------------       ---------------       ---------------
     Income before income taxes.............................           $       503.9        $        426.4        $        317.0
                                                                       ==============       ===============       ===============

Assets
     Total assets for reportable segments...................           $     7,956.0        $      7,330.6        $      7,047.5
     Other assets...........................................                    64.9                  61.8                  60.1
     Elimination of intersegment investment(b)..............                  (100.7)               (111.0)               (169.2)
                                                                       --------------       ---------------       ---------------
        Consolidated total..................................           $     7,920.2        $      7,281.4        $      6,938.4
                                                                       ==============       ===============       ===============

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds.
(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------







To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                               /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
March 12, 2002

Item 9-Disagreements on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2002 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 2002. See also Item 4(a) in Part I of this report. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2002 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 2002.

Item 12-Security Ownership of Certain Beneficial Owners and Management

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2002 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 2002.

Item 13-Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2002 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 24, 2002.


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1.  Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 30, 2002 under cover of Form 10-K/A.
    3.  See exhibit index on page 55 of this report.

(b) Reports on Form 8-K:
    1.  No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By          :      /s/ A. C. Zucaro                                3/25/02
                  --------------------------------------------------------------
                  A. C. Zucaro, Chairman of the Board,                Date
                  Chief Executive Officer, President and Director



By          :      /s/ John S. Adams                               3/25/02
                  --------------------------------------------------------------
                  John S. Adams, Senior Vice President                Date
                  and Chief Financial Officer

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



/s/ Harrington Bischof                       /s/ John W. Popp
----------------------------------           -----------------------------------
Harrington Bischof, Director*                John W. Popp, Director*


/s/ Anthony F. Colao                         /s/ William A. Simpson
----------------------------------           -----------------------------------
Anthony F. Colao, Director*                  William A. Simpson, Director*
Chairman of Old Republic RE, Inc             President of Republic Mortgage
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










*  By/s/A. C. Zucaro
   Attorney-in-fact
   Date: March 21, 2002

                                  EXHIBIT INDEX


     An index of exhibits required by item 601 of Regulation S-K follows:

(3)  Articles of incorporation and by-laws.

     (A)     Restated Certificate of Incorporation.

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

     (C) Certificate of Designation with respect to Series G-3 Convertible Preferred Stock.

     (D) * Amended and Restated Rights Agreement dated as of May 15, 1997 between Old Republic International Corporation and First Chicago Trust Company of New York (Exhibit 4.1 to Registrant's Form 8-K filed May 30, 1997).

     (E)  *   Agreement  to  furnish  certain  long term debt instruments to the
             Securities & Exchange Commission upon request (Exhibit 4(D) on Form 8 dated August 28, 1987).

     (F)  *  Form  of  Indenture  dated   as  of  August 15, 1992  between   Old
             Republic International Corporation and Wilmington Trust Company, as
             Trustee (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

     (G)  *  Supplemental   Indenture   No. 1   dated   as   of   June  16, 1997
             supplementing the Indenture (Exhibit 4.3 to Registrant's Form 8-A filed June 16, 1997).

     (H)  *  Supplemental   Indenture   No. 2  dated  as  of  December  31, 1997
             supplementing  the  Indenture. (Exhibit 4(G) to Registrant's Annual
             Report on Form 10-K for 1997).


(10) Material contracts.

**   (A)  *  Copy  of  the  Amended  and  Restated  Old  Republic  International
             Corporation Key Employees Performance  Recognition  Plan.  (Exhibit
             10(A)  to  Registrant's  Annual  Report  on  Form  10-K  for 1998).

**   (B)  *  Amended and Restated  1992 Old Republic  International  Corporation
             Non-qualified  Stock   Option  Plan. (Exhibit  10   to   Form   S-8
             Registration Statement No. 333-58248).

**   (C)  *  Amended   and   Restated  Old  Republic  International  Corporation
             Executives  Excess   Benefits  Pension  Plan.  (Exhibit  10(E)  to
             Registrant's Annual Report on Form 10-K for 1997).

**   (D)  *  Form  of  Indemnity  Agreement  between  Old Republic International
             Corporation and each of its directors and certain officers (Exhibit
             10 to Form S-3 Registration Statement No. 33-16836).

**   (E)  *  Copy   of    directors    and    officers   liability  and  company
             reimbursement policy dated October 6, 1970  (Exhibit  12(A) to Form
             S-1 Registration Statement No. 2-41089).

**   (F)  *  Copy  of  Bitco  Key   Employees  Performance   Recognition   Plan.
             (Exhibit 10(H) to Registrant's Annual Report on Form 10-K 1997).

**   (G)  *  Copy  of   the   RMIC   Corporation / Republic  Mortgage  Insurance
             Company  Amended and Restated Key Employees Performance Recognition
             Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for
             2000).

**   (H)  *  Copy  of   the   RMIC  Corporation / Republic   Mortgage  Insurance
             Company  Executives Excess Benefits Pension Plan. (Exhibit 10(J) to
             Registrant's Annual Report on Form 10-K for 2000).

                           (Exhibit Index, Continued)

(21)         Subsidiaries of the registrant.

(23)         Consent of PricewaterhouseCoopers LLP.

(24)         Powers of attorney.

(28)         Consolidated Schedule P (To be filed by amendment).

----------
*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.