Form 10-K/A
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-04-29
CIK 74260

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


                                 AMENDMENT NO. 4
                                              ---

   The undersigned registrant  hereby amends  the following items, financial statements, exhibits  or other portions of  its ANNUAL REPORT FOR 2001 on
                                                   ----------------------
   Form 10-K as set forth in the pages attached hereto:(List all such items,
        ----
   financial statements, exhibits or other portions amended)


                                    FORM 11-K


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      OLD  REPUBLIC  INTERNATIONAL  CORPORATION
                                      -----------------------------------------
                                                   (Registrant)



Date: April 26, 2002                  By:
      --------------                     ---------------------------------------
                                                       (Signature)
                                                      John S. Adams
                                                Senior Vice President and
                                                 Chief Financial Officer





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


                  For The Fiscal Year Ended December 31, 2001

                                 -------------

                           GREAT WEST CASUALTY COMPANY
                               PROFIT SHARING PLAN

                                 -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                            307 NORTH MICHIGAN AVENUE
                            CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL SCHEDULE
                 for the years ended December 31, 2001 and 2000

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                        Page No.

Report of Independent Accountants                                          1

Financial Statements:
  Statements of Net Assets Available for Benefits at
    December 31, 2001 and 2000                                             2

  Statements of Changes in Net Assets Available for Benefits
    for the years ended December 31, 2001 and 2000                         3

Notes to Financial Statements                                            4 - 7

Supplemental Schedule:
    Schedule of Assets (Held at End of Year)                           Exhibit I

                        Report of Independent Accountants


To the Participants and Administrator of the Great West Casualty Company Profit Sharing Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Great West Casualty Company Profit Sharing Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; out responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                              /s/ PricewaterhouseCoopers LLP


April 12, 2002
Chicago, Illinois

                                                                               2

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                          December 31,
                                                 ------------------------------
                                                      2001            2000
                                                 --------------  --------------
ASSETS:

Investments, at fair value:
    Old Republic International Corporation (ORI)
      common stock                                   $3,964,812      $4,434,938
    Pooled separate accounts                         17,799,243      19,603,210
    Participant loans                                   831,903         817,538
Investment, at contract value:
    CGLIC general accounts                           16,089,883      15,165,123
                                                 --------------  --------------

Net assets available for benefits                   $38,685,840     $40,020,809
                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                                                               3

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                    Years Ended December 31,
                                                 ------------------------------
                                                      2001             2000
                                                 ---------------  -------------
Additions:

Contributions:
  Employer                                            $2,445,479     $2,338,295
  Employee                                             1,071,128      1,211,807
                                                 ---------------  -------------
     Total contributions                               3,516,607      3,550,102
                                                 ---------------  -------------


Investment Income:
  Interest from CGLIC general accounts                   833,457        825,252
  Dividends from ORI common stock                         77,281         82,240
  Net (depreciation) appreciation
   of ORI common stock                                  (498,511)     2,797,463
  Net investment loss from pooled
   separate accounts                                  (2,305,869)    (2,710,133)
  Interest from participant loans                         74,633         66,479
                                                 ---------------  -------------
    Total investment (loss) income                    (1,819,009)     1,061,301
                                                 ---------------  -------------
    Total additions                                    1,697,598      4,611,403
                                                 ---------------  -------------

Deductions:
  Benefits paid to participants                        2,950,313      2,849,962
  Administrative expenses                                  5,969          8,117
  Participant loans                                       76,285        107,925
                                                 ---------------  -------------
    Total deductions                                   3,032,567      2,966,004
                                                 ---------------  -------------

    Net (decrease) increase                           (1,334,969)     1,645,399

Net assets available for benefits:
  Beginning of year                                   40,020,809     38,375,410
                                                 ---------------  -------------
  End of year                                        $38,685,840    $40,020,809
                                                 ===============  =============

The accompanying notes are an integral part of these financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

(b) Contributions and Participant Accounts

Participants may contribute 1/2% to 15% of their annual wages to the Plan. In 2001 and 2000, the Company made matching contributions to the Plan equal to 25% of the first 6% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of these sixteen pooled separate investment funds (including ORI Stock Account). The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

Each participant's account is credited with the participant's contribution and an allocation of (a) the Company's contributions as described above and (b) Plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

(c) Eligibility and Vesting

Under the terms of the Plan, an employee shall become eligible for inclusion in the Plan 30 days following the first day he/she completes an hour of service and upon reaching age 21. An employee shall become eligible for employer discretionary contributions upon reaching age 21 and after completion of 1,000 hours of service in any one Plan year, beginning with date of hire. Minimum age for vesting service is 18 years.

All employee and employer matching contributions are immediately 100% vested. Participants become fully vested in the value of the discretionary contributions after 7 years of credited service.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(d) Payment of Benefits

On termination of service, retirement, or death a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2001 and 2000, include funds totaling $3,713,505 and $2,811,151, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e) Forfeitures

All forfeitures are segregated until the employee has attained a five year break in service. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $1,123,029 and $883,143, respectively at December 31, 2001 and 2000, related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have two outstanding loans at any time. Minimum single loan amount is $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; or (b) 50% of the participant's vested interest. The interest rate on such loans is the prime rate as declared in the Wall Street Journal plus 1%. Principal and interest is repaid ratably through bi-weekly payroll deductions.

(g) Administrative Expenses

The Company provides administrative support for the Plan and pays for certain administrative and trustee fees.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosure of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

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

The Plan has a group of annuity contract with Connecticut General Life Insurance Company (CGLIC), where CGLIC maintains contributions in a contractholder's account and such contributions are allocated to sixteen pooled separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The Pooled Separate Accounts are included in the financial statements at fair market value at December 31, 2001 and 2000 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale. The two General Accounts are included in the financial statements at contract value at December 31, 2001 and 2000. As of July 1, 2001, the two General Accounts are no longer investment options.

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of plan assets are as follows:

                                                                                            December 31,
                                                                                       2001            2000
                                                                                       ----            ----
Pooled CIGNA Guaranteed Long-Term Account                                          $16,089,883     $15,165,123
Pooled CIGNA Stock Market Index Account                                              3,884,971       4,410,889
Pooled CIGNA Separate Account - Fidelity Advisor Balanced Account                     -              2,036,179
Pooled CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account        2,790,017       4,562,933
ORI Stock Account                                                                    3,964,812       4,434,938
Pooled CIGNA Separate Account - Janus Worldwide Account                              2,701,165       3,803,684
Pooled CIGNA Separate Account - Small Value I Berger                                 2,892,789       2,065,555

NOTE 4 - TAX STATUS

The Internal Revenue Service has issued a determination letter, dated March 20, 1995, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan's Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 -  PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and are entitled to a distribution of their account balances.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
--------------------------------------------------------------------------------

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


                                   GREAT WEST CASUALTY COMPANY
                                   PROFIT SHARING PLAN, Registrant

                                   By, /s/ Hugh H. Fugleberg
                                      ------------------------------------------
                                      Hugh H. Fugleberg, Plan Committee Member

                                   By, /s/ Michael P. Krehbiel
                                      ------------------------------------------
                                      Michael P. Krehbiel, Plan Committee Member

                                   By, /s/ R. Scott Rager
                                      ------------------------------------------
                                      R. Scott Rager, Plan Committee Member

                                   By, /s/ Gaylen L. TenHulzen
                                      ------------------------------------------
                                      Gaylen L. TenHulzen, Plan Committee Member

                                   By, /s/ Scott A. Wilson
                                      ------------------------------------------
                                      Scott A. Wilson, Plan Committee Member




Dated: April 12, 2002

                                                                       Exhibit I

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                              SUPPLEMENTAL SCHEDULE
                                DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------

                                       SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                       ----------------------------------------


                                                                                                                   Contract/
                                                                                                                    Current
Description                                                                                                          Value
-----------                                                                                                       -----------
CIGNA Guaranteed Long-Term Account                                          Long-term investment fund             $16,089,883
CIGNA Stock Market Index Account                                            Short-term investment fund              3,884,971
CIGNA Separate Account - Fidelity Advisor Balanced Account                  Pooled separate account                 1,839,883
CIGNA Separate Account - Fidelity Advisor Growth Opportunity Account        Pooled separate account                 2,790,017
ORI Stock Account                                                           Common Stock                            3,964,812
CIGNA Separate Account - INVESCO Total Return Account                       Pooled separate account                   443,663
CIGNA Separate Account - PBHG Growth Account                                Pooled separate account                   524,759
CIGNA Separate Account - Janus Worldwide Account                            Pooled separate account                 2,701,165
CIGNA Separate Account - Corporate Bond Fund                                Pooled separate account                   403,916
CIGNA Separate Account - Small Value I Berger                               Pooled separate account                 2,892,789
CIGNA Separate Account - Janus Account                                      Pooled separate account                   802,706
CIGNA Separate Account- LG Cap Value/John A. Levin & Co. Fund               Pooled separate account                   492,596
CIGNA Separate Account- Alliance Balanced Shares Fund                       Pooled separate account                   353,367
CIGNA Separate Account- Oakmark Select Fund                                 Pooled separate account                   311,420
CIGNA Separate Account- Mid Cap Growth/Artisan Partners                     Pooled separate account                   319,291
CIGNA- Separate Account- Small Cap Growth/TimesSquare Fund                  Pooled separate account                    38,699
Participants Loans                                                          Participant loans, interest rates
                                                                            range from 7.00% to 10.00%                831,903
                                                                                                              ---------------
Total Assets Held For Investment                                                                                  $38,685,840
                                                                                                              ===============