Form 10-K/A
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-04-29
CIK 74260

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


                                 AMENDMENT NO. 3
                                              ---


   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2001
                                                 -------------------------
   on Form 10-K  as set forth in the pages attached hereto: (List all such
           ----
   items, financial statements, exhibits or other portions amended)


                                    FORM 11-K


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         OLD REPUBLIC INTERNATIONAL CORPORATION
                                         --------------------------------------
                                                      (Registrant)


Date: April 26, 2002                     By: /s/ John S. Adams
      --------------                        -----------------------------------
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


                                 ---------------

                         BITUMINOUS 401(k) SAVINGS PLAN
                     (Formerly Known as BITCO Savings Plan)

                                 ---------------




                     OLD REPUBLIC INTERNATIONAL CORPORATION
                             307 NORTH MICHIGAN AVE
                             CHICAGO, ILLINOIS 60601

                         BITUMINOUS 401(k) SAVINGS PLAN
                          Index to Financial Statements



                                                                        Page No.

Report of Independent Accountants                                          1

Financial Statements:
  Statements of Net Assets Available for Benefits at
    December 31, 2001 and 2000                                             2

  Statements of Changes in Net Assets Available for Benefits
    for the years ended December 31, 2001 and 2000                         3

Notes to Financial Statements                                            4 to 8

Supplemental Schedule:
  Schedule of Assets (Held at End of Year)                                 9

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Committee Members have duly caused this annual report to be signed on behalf of the undersigned, thereunto duly authorized.




                                     BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                     By  /s/ Greg Ator
                                         ---------------------------------
                                         Greg Ator, Committee Member


                                     By  /s/ Janine Happ
                                         ---------------------------------
                                         Janine Happ, Committee Member


                                     By  /s/ Robert Rainey
                                         ---------------------------------
                                         Robert Rainey, Committee Member




Dated: April 12, 2002

                        Report of Independent Accountants



To the Participants and Administrator of the Bituminous 401(k) Savings Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                                /s/ PricewaterhouseCoopers LLP



April 12, 2002
Chicago, Illinois

                         BITUMINOUS 401(k) SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 2001 and 2000


                                                     2001              2000
                                                     ----              ----
ASSETS
Investments, at fair value:
  Old Republic International Corporation (ORI)
   common stock                                   $ 5,643,446        $7,572,450
  Pooled separate accounts                          9,820,081         8,641,814
  Participant loans                                   309,172           230,454
                                                 ------------      ------------
                                                   15,772,699        16,444,718

Cash                                                    1,082             7,196
                                                 ------------      ------------
Net assets available for benefits                 $15,773,781       $16,451,914
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN
                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 2001 and 2000


                                                     2001              2000
                                                     ----              ----
Additions:
Contributions:
  Employer                                           $187,223          $179,934
  Employee                                            931,048           875,639
  Rollover                                            444,510            32,331
                                                 ------------      ------------
    Total contributions                             1,562,781        1,087,904
                                                 ------------      ------------

Investment income:
  Dividends from ORI common stock                     131,557           132,925
  Net investment loss from pooled
    separate accounts                                (474,465)         (490,399)
  Interest from CGLIC general accounts                      0           120,209
  Net (depreciation) appreciation of the
    ORI stock account                              (1,003,903)        4,476,753
  Interest from participant loans                      23,333            25,519
                                                 ------------      ------------
    Total investment (loss) income                 (1,323,478)        4,265,007
                                                 ------------      ------------

Other income:
  Total other income                                       45                 0
                                                 ------------      ------------
    Total additions                                   239,348         5,352,911
                                                 ------------      ------------

Deductions:
  Benefits paid to participants                       901,456         1,196,382
  Administrative expenses                               9,986             9,830
  Participant loans                                     6,039             2,765
                                                 ------------      ------------
    Total deductions                                  917,481         1,208,977
                                                 ------------      ------------

    Net (decrease) increase                          (678,133)        4,143,934

Net assets available for benefits:
  Beginning of year                                16,451,914        12,307,980
                                                 ------------      ------------
  End of year                                     $15,773,781       $16,451,914
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

         A.   General

         The Plan is a defined contribution plan covering substantially all of the employees of Bituminous Casualty Corporation (the "Company"), who prior to October 1, 1997, had completed one year of service, attained age twenty-one and had completed 1,000 hours of service during the 12 month period commencing on their date of hire or during a plan year. Subsequent to October 1, 1997, employees are eligible to participate in the plan on the last to occur: (A) date of hire or (B) the start of the payroll period in which the employee attains age twenty-one. Participation in the Plan is optional. If an employee does not elect to join the Plan on the first date he/she is eligible to do so, he/she may join the plan at the start of any subsequent payroll period. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

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

E.       Payment of Benefits

         On termination of service, retirement, or death, a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2001 and 2000, include funds totaling $1,890,724 and $1,842,242, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

         F.   Forfeitures

         All forfeitures are segregated annually. At that time, forfeitures are used as an offset to the company match contribution. There were unallocated assets of $7,098 and $4,183 at December 31, 2001 and 2000, respectively, related to these forfeitures.

         G.   Participant Loans

         Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 6.00 percent to 10.50 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.


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

         B.   Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of net assets available for benefits and disclosures of contingent assets and liabilities at the date of the financial statements and the changes in net assets available for benefits during the reporting period. Actual results could differ from those estimates.

         C.   Risks and Uncertainties

         The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term could materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

         D.  Investments

         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.

         The Plan has a group annuity contract with Connecticut General Life Insurance Company (CGLIC), where CGLIC maintains contributions in a contract holder's account and such contributions are allocated to ten Pooled Separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The Pooled Separate Accounts are included in the financial statements at fair value at December 31, 2001 and 2000 as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale. As of July 1, 2000, the two General Accounts are no longer investment options.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


3.       Assets Greater Than 5% of Plan Assets

         Investments that represent 5% or more of plan assets are as follows:

                                                          December 31,
                                                    2001               2000
                                                    ----               ----
             S&P 500 Index                       $1,343,841         $1,529,714
             Short Term Fixed - Timessquare       3,067,389          2,561,199
             Balanced 1 Wellington                1,493,716          1,280,344
             Large Value I Levin                  1,183,050          1,266,726
             ORI Stock Account*                   5,643,446          7,572,450

             * Nonparticipant-directed

4.       Nonparticipant-Directed Investments

         Information about the net assets and the significant  components of the
         changes  in  net  assets   relating   to  the   nonparticipant-directed
         investments is as follows:

                                                          December 31,
                                                    2001               2000
                                                    ----               ----
              Net Assets:
               ORI Stock Account                          $0        $4,390,674


                                                          Year Ended
                                                       December 31, 2001
             Changes in Net Assets:
               Transfers                                   $(216,360)
               Contributions                                  94,505
               Dividends                                      78,346
               Net depreciation                             (561,818)
               Benefits paid to participants                (238,950)
               Administrative expenses                        (1,154)
               Plan Amendments (see note 8)               (3,545,243)
                                                         -----------
                                                         $(4,390,674)
                                                         ===========

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

8.       Plan Amendments

         Effective, July 5, 2001, participants may transfer any or all of their company matching account balance into any of the available investment options. Company matching contributions will be invested the same as participant investment elections for their contributions. In addition, the ORI Stock Account will be available as an investment election for employee contributions. Prior to July 5, 2001, participants' company match contributions were invested entirely in the ORI Stock Account. No "new" money, including employee contributions, rollovers and transfers (with the exception of employer match money), were allowed to be invested in the ORI Stock Account.

9.       Subsequent Events

         An application for a new determination letter was filed with the Internal Revenue Service on December 21, 2001. Approval had not been received as of April 12, 2002.

                         BITUMINOUS 401(K) SAVINGS PLAN
                              SUPPLEMENTAL SCHEDULE

                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)


                                                                                                            Contract/
                                              Description of investment                                      Current
Identity of issue                              including interest rate                  Cost                  Value
-----------------                           -----------------------------               ----                  -----
CIGNA Charter                               Pooled separate account                $                       $1,343,841
S&P 500 Index

CIGNA Charter                               Pooled separate account                                         3,067,389
Timessquare Short Term Bond

CIGNA Separate Account                      Pooled separate account                                         1,493,716
Balanced Fund 1
Wellington Mgmt

CIGNA Separate Account                      Pooled separate account                                           387,408
Charter Large Company
Stock Growth Putnam

CIGNA Separate Account                      Pooled separate account                                         1,183,050
Charter Large Company
Stock Value I Levin

CIGNA Separate Account                      Pooled separate account                                           669,905
Small Company Stock
Value I Berger

CIGNA Separate Account                      Pooled separate account                                           478,223
Small CAP
Growth Timessquare

CIGNA Separate Account                      Pooled separate account                                           173,288
Charter Global Stock
Morgan Stanley

CIGNA Separate Account                      Pooled separate account                                           378,749
Short Term Global Advisor
Interm Bond

CIGNA Separate Account                      Pooled separate account                                           644,512
Invesco Dynamics

ORI Stock Account                           Common stock                                 2,917,830          5,643,446
                                            Participant loans, interest                                       309,172
                                            Rates 6.00% to 10.50%
                                                                                        ----------        -----------
Total assets held for investment purposes                                               $2,917,830        $15,772,699
                                                                                        ==========        ===========