Form 10-K/A
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-04-29
CIK 74260

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



                                 AMENDMENT NO. 1
                                              ---


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its  ANNUAL  REPORT  FOR 2001
                                                  -------------------------
    on Form 10K  as set forth in the  pages attached hereto: (List all such
       --------
    items, financial statements, exhibits or other portions amended)


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




  Date: April 25, 2002                   By: /s/ John S. Adams
        --------------                      -----------------------------------
                                                       (Signature)
                                                      John S. Adams
                                                Senior Vice President and
                                                 Chief Financial Officer







                                 Total Pages: 11

                                      INDEX



FINANCIAL  STATEMENT  SCHEDULES
-------------------------------

     Report of Independent Accountants

     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Schedule   I - Summary of Investments - Other than  Investments  in Related
                    Parties as of December 31, 2001

     Schedule  II - Condensed Financial Information of Registrant as of December
                    31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999

     Schedule III - Supplementary  Insurance  Information  for  the years  ended
                    December 31, 2001, 2000 and 1999

     Schedule  IV - Reinsurance for the years ended  December 31, 2001, 2000 and
                    1999

     Schedule  VI - Supplemental   Information   Concerning  Property - Casualty
                    Insurance Operations for the years ended December 31, 2001, 2000 and 1999

     Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.




EXHIBITS *
----------

     (28)     Consolidated Schedule P.





* Not covered by the Report of Independent Accountants.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our audits of the consolidated financial statements of Old Republic International Corporation and its subsidiaries at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 referred to in our report dated March 12, 2002, is included on page 51 of the Corporation's Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                 /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
March 12, 2002


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------------

         Column A                                                            Column B           Column C           Column D
     -----------------                                                   -----------------  -----------------  -----------------
                                                                                                                   Amount at
                                                                                                  Fair            which shown
Type of investment                                                            Cost (a)            Value        in balance sheet
------------------                                                       -----------------  -----------------  -----------------
Held to maturity:
     Fixed maturity securities:
         States, municipalities and political subdivisions                $     1,333,418    $     1,372,111    $     1,333,418
         Public utilities                                                         777,692            800,748            777,692
         Redeemable preferred stocks                                                  772                797                772
                                                                         -----------------  -----------------  -----------------
                                                                                2,111,882    $     2,173,656          2,111,882
                                                                                            =================
     Other long-term investments                                                   60,869                                60,869
                                                                         -----------------                     -----------------
             Total                                                              2,172,751                             2,172,751
                                                                         -----------------                     -----------------


Available for sale:
     Fixed maturity securities:
         United States Government and government
             agencies and authorities                                             791,661    $       815,236            815,236
         Foreign government                                                        52,496             53,823             53,823
         Corporate, industrial and all other                                    1,692,257          1,741,205          1,741,205
                                                                         -----------------  -----------------  -----------------
                                                                                2,536,414    $     2,610,265          2,610,265
                                                                         -----------------  =================  -----------------
     Equity Securities:
         Non-redeemable preferred stocks                                            1,778    $         1,774              1,774
         Common stocks:
             Public utilities                                                      14,749             14,469             14,469
             Banks, trusts and insurance companies                                 33,132             36,636             36,636
             Industrial, miscellaneous and all other                              268,726            338,726            338,726
                                                                         -----------------  -----------------  -----------------
                                                                                  318,385    $       391,605            391,605
                                                                         -----------------  =================  -----------------
     Short-term investments                                                       298,574                               298,574
                                                                         -----------------                     -----------------
             Total                                                              3,153,373                             3,300,444
                                                                         -----------------                     -----------------
                 Total Investments                                        $     5,326,124                       $     5,473,195
                                                                         =================                     =================

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
----------------------------------------------------------------------------------------------------------------------------

                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                             2001                  2000
                                                                                      -----------------     ----------------
Assets:

Bonds and notes                                                                         $       10,500       $        9,500
Cash                                                                                               288                5,208
Short-term investments                                                                          12,051                6,931
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                  2,839,658            2,540,269
     Indebtedness of affiliates                                                                 82,934              105,273
Other assets                                                                                    22,226               20,460
                                                                                      -----------------     ----------------
     Total Assets                                                                       $    2,967,660       $    2,687,643
                                                                                      =================     ================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                   $       33,430       $       18,076
Debt and debt equivalents                                                                      114,965              114,959
Indebtedness to affiliates and subsidiaries                                                     35,172              115,164
Commitments and contingent liabilities                                                             ---                  ---
                                                                                      -----------------     ----------------
     Total Liabilities                                                                         183,569              248,200
                                                                                      -----------------     ----------------

Convertible preferred stock                                                                        307                  722
                                                                                      -----------------     ----------------

Common Shareholders' Equity:
Common stock                                                                                   122,168              121,444
Additional paid-in capital                                                                     219,893              207,854
Retained earnings                                                                            2,383,295            2,106,433
Accumulated other comprehensive income                                                          91,111               35,673
Treasury stock (at cost)                                                                       (32,685)             (32,685)
                                                                                      -----------------     ----------------
     Total Common Shareholders' Equity                                                       2,783,783            2,438,720
                                                                                      -----------------     ----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                  $    2,967,660       $    2,687,643
                                                                                      =================     ================


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                    Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                           2001                 2000                1999
                                                                     ---------------      ---------------     ---------------
Revenues:
Investment income from subsidiaries                                    $      8,768        $       8,964       $       5,622
Real estate and other income                                                  3,870                3,692               3,789
Realized investment gains                                                     4,450                  ---                 ---
Other investment income                                                         914                1,250               1,680
                                                                     ---------------      ---------------     ---------------
       Total Revenues                                                        18,003               13,907              11,091
                                                                     ---------------      ---------------     ---------------

Expenses:
Interest -- subsidiaries                                                      4,488                7,353               1,394
Interest -- other                                                             8,155                8,155               8,155
Real estate and other expenses                                                2,910                2,844               2,638
General expenses, taxes and fees                                              6,813                5,673               5,361
                                                                     ---------------      ---------------     ---------------
       Total Expenses                                                        22,368               24,027              17,549
                                                                     ---------------      ---------------     ---------------
Revenues, net of expenses                                                    (4,364)             (10,119)             (6,458)

Federal income tax credits                                                   (4,344)              (3,596)             (2,701)
                                                                     ---------------      ---------------     ---------------
Loss before equity in earnings of subsidiaries                                  (20)              (6,523)             (3,757)

Equity in Earnings of Subsidiaries:
     Dividends received                                                     120,380              119,650             178,970
     Earnings in excess of dividends                                        226,612              184,460              51,626
                                                                     ---------------      ---------------     ---------------

Net Income                                                             $    346,971        $     297,587       $     226,839
                                                                     ===============      ===============     ===============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                           -------------------------------------------------------
                                                                                 2001                2000                1999
                                                                           ---------------     ---------------     ---------------
Cash flows from operating activities:
     Net income                                                             $     346,971       $     297,587        $    226,839
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Accounts receivable                                                         (112)                204                (131)
         Income taxes - net                                                        14,356             (27,416)             22,207
         Excess of equity in net income of subsidiaries
            over dividends received                                              (226,612)           (184,460)            (72,126)
         Accounts payable, accrued expenses and other                               6,199               4,277              (1,783)
                                                                           ---------------     ---------------     ---------------
     Total                                                                        140,801              90,191             175,004
                                                                           ---------------     ---------------     ---------------

Cash flows from investing activities:
     Sales of other investments                                                         8                   7                   7
     Sales of fixed assets for company use                                             42                 ---                  48
     Purchases of fixed assets for company use                                       (306)             (1,508)               (451)
     Investments in, and indebtedness of related parties - net                    (79,612)             33,601              28,485
                                                                           ---------------     ---------------     ---------------
     Total                                                                        (79,868)             32,101              28,088
                                                                           ---------------     ---------------     ---------------

Cash flows from financing activities:
     Issuance of preferred and common stock                                         9,376              13,775               3,184
     Dividends on common shares                                                   (70,072)            (65,000)            (62,667)
     Dividends on preferred shares                                                    (36)               (120)               (135)
     Purchase of treasury stock                                                       ---             (66,493)           (188,169)
                                                                           ---------------     ---------------     ---------------
     Total                                                                        (60,733)           (117,839)           (247,787)
                                                                           ---------------     ---------------     ---------------

Increase (decrease) in cash and short-term investments                                200               4,453             (44,694)
Cash and short-term investments, beginning of year                                 12,139               7,686              52,380
                                                                           ---------------     ---------------     ---------------
Cash and short-term investments, end of year                                $      12,340       $      12,139        $      7,686
                                                                           ===============     ===============     ===============

Supplemental Information:
     Noncash dividends received from subsidiaries                          $          ---      $          ---      $       20,500
                                                                           ===============     ===============     ===============

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2001, 2000 and 1999
                                ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                     Column A                     Column B         Column C          Column D         Column E         Column F
    -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
                                                                  Future Policy
                                                  Deferred         Benefits,                        Other Policy
                                                   Policy           Losses,                          Claims and
                                                 Acquisition      Claims and          Unearned        Benefits          Premium
                      Segment                     Costs (b)      Loss Expenses      Premiums (b)       Payable          Revenue
    -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
     Year Ended December 31, 2001:
    -------------------------------------
      Insurance Underwriting:
         General Insurance Group                       $80,277       $1,755,597          $496,048          $51,807       $1,000,291
         Mortgage Insurance Group                       60,902          193,017            38,224              ---          353,188
         Title Insurance Group                             ---          215,634               ---              951          382,700
         Life Insurance Group                           38,660           76,721               ---              571           50,674
         Reinsurance Losses Recoverable (a)                ---        1,320,456            69,861              ---              ---
                                               ---------------- ----------------  ---------------- ---------------- ----------------
           Total Insurance Underwriting                179,840        3,561,428           604,134           53,330        1,786,854
         Corporate                                         ---              ---               ---              ---              ---
                                               ---------------- ----------------  ---------------- ---------------- ----------------
           Consolidated                               $179,840       $3,561,428          $604,134          $53,330       $1,786,854
                                               ================ ================  ================ ================ ================

     Year Ended December 31, 2000:
    -------------------------------------
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
    -------------------------------------
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
                                               ================ ================  ================ ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 2001, 2000 and 1999. FAS No. 113 did not have any effect on the Company's results of operations.

     (b)Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2001, 2000 and 1999
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------------------------------
                     Column A                     Column G         Column H         Column I          Column J         Column K
    -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
                                                                    Benefits,       Amortization
                                                                     Claims,         of Deferred
                                                     Net           Losses and          Policy           Other
                                                  Investment       Settlement       Acquisition       Operating         Premiums
                      Segment                       Income          Expenses           Costs           Expenses        Written (b)
    -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
     Year Ended December 31, 2001:
    -------------------------------------
      Insurance Underwriting:
         General Insurance Group                      $175,773         $748,096          $190,587         $114,929       $1,078,541
         Mortgage Insurance Group                       63,387           57,028            44,417           72,701          354,147
         Title Insurance Group                          22,750           25,163               ---          549,112          382,700
         Life Insurance Group                            7,625           30,248             8,376           14,802           46,475
         Reinsurance Losses Recoverable (a)                ---              ---               ---              ---              ---
                                               ---------------- ----------------  ---------------- ---------------- ----------------
           Total Insurance Underwriting                269,536          860,537           243,380          751,544        1,861,864
         Corporate                                       5,233              ---               ---           14,040              ---
                                               ---------------- ----------------  ---------------- ---------------- ----------------
           Consolidated                               $274,770         $860,537          $243,380         $765,584       $1,861,864
                                               ================ ================  ================ ================ ================

     Year Ended December 31, 2000:
    -------------------------------------
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
    -------------------------------------
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
                                               ================ ================  ================ ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.3 billion at December 31, 2001, 2000 and 1999. FAS No. 113 did not have any effect on the Company's results of operations.

     (b)Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 2001, 2000 and 1999
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                 Column A                      Column B           Column C          Column D          Column E         Column F
---------------------------------------   -----------------  ----------------  ----------------- -----------------  ---------------

                                                                                                                      Percentage
                                                                   Ceded            Assumed                           of amount
                                                Gross            to other         from other            Net           assumed
                                                amount           companies         companies           amount           to net
                                          -----------------  ----------------  ----------------- -----------------  ---------------
Year Ended December 31, 2001:
---------------------------------------
   Life insurance in force                 $    11,575,791     $   4,075,307     $          ---    $    7,500,484           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,282,223     $     318,823     $       36,891    $    1,000,291           3.7%
     Mortgage Insurance Group                      390,905            38,485                768           353,188           0.2
     Title Insurance Group                         381,465               141              1,376           382,700           0.4
     Life Insurance Group:
        Life insurance                              37,240            13,757                ---            23,482           ---
        Accident and health insurance               44,732            17,544                  4            27,191           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     81,972            31,302                  4            50,674           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---                (4)                (4)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                            $     2,136,566     $     388,748     $       39,036    $    1,786,854           2.2%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 2000:
---------------------------------------
   Life insurance in force                 $    11,800,529     $   4,951,352     $          ---    $    6,849,177           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,084,463     $     252,006     $       25,382    $      857,838           3.0%
     Mortgage Insurance Group                      359,039            29,478              1,929           331,490           0.6
     Title Insurance Group                         306,809               306              1,108           307,611           0.4
     Life Insurance Group:
        Life insurance                              35,501            13,470                ---            22,031           ---
        Accident and health insurance               45,296            13,899                  3            31,400           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     80,797            27,369                  3            53,431           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---                (3)                (3)              ---           ---
                                          -----------------  ----------------  ----------------- ----------------   ---------------
   Consolidated                            $     1,831,110     $     309,158     $       28,419    $    1,550,371           1.8%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 1999:
---------------------------------------
   Life insurance in force                 $    12,735,315     $   4,838,731     $          ---    $    7,896,584           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group               $     1,060,157     $     233,281     $       26,621    $      853,498           3.1%
     Mortgage Insurance Group                      317,812            18,017                551           300,346           0.2
     Title Insurance Group                         358,349               156              1,121           359,314           0.3
     Life Insurance Group:
        Life insurance                              37,873            15,697                780            22,956           3.4
        Accident and health insurance               44,316            13,131                (72)           31,113          (0.2)
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     82,189            28,828                708            54,069           1.3
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---              (708)              (708)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                            $     1,818,509     $     279,574     $       28,293    $    1,567,229           1.8%
                                          =================  ================  ================= =================  ===============

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------------------------------
                Column A                   Column B        Column C         Column D       Column E        Column F        Column G
    ----------------------------------  -------------- ----------------  -------------- -------------- --------------- -------------

                                                        Reserves for
                                          Deferred      Unpaid Claims      Discount,
                                           Policy         and Claim         If Any,                                         Net
                                         Acquisition     Adjustment       Deducted in     Unearned         Earned        Investment
      Affiliation With Registrant          Costs (c)       Expenses        Column C      Premiums (c)      Premiums        Income
--------------------------------------  -------------- ----------------  -------------- -------------- --------------- -------------
Year Ended December 31, 2001:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $80,227       $1,755,597        $151,353       $496,048      $1,000,291      $175,773
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- --------------- -------------
                                              $80,227       $1,755,597        $151,353       $496,048      $1,000,291      $175,773
                                        ============== ================  ============== ============== =============== =============

Year Ended December 31, 2000:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $53,934       $1,734,650        $151,765       $307,227        $857,838      $179,864
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- --------------- -------------
                                              $53,934       $1,734,650        $151,765       $307,227        $857,838      $179,864
                                        ============== ================  ============== ============== =============== =============

Year Ended December 31, 1999:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $51,370       $1,770,826        $154,425       $280,308        $853,498      $182,510
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- --------------- -------------
                                              $51,370       $1,770,826        $154,425       $280,308        $853,498      $182,510
                                        ============== ================  ============== ============== =============== =============

Note:(a) These amounts are immaterial  and have,  therefore,  been omitted from this schedule.
     (b) See note (a) to Schedule III.
     (c) Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999
                                ($ in Thousands)
 ------------------------------------------------------------------------------------------------------------------
                Column A                         Column H                Column I       Column J        Column K
    ----------------------------------  ---------------------------- --------------- -------------- ---------------
                                               Claims and Claim
                                             Adjustment Expenses       Amortization       Paid
                                             Incurred Related to       of Deferred       Claims
                                        ----------------------------     Policy        and Claim
                                           Current        Prior        Acquisition     Adjustment       Premiums
      Affiliation With Registrant           Year          Years           Costs         Expenses      Written (c)
--------------------------------------  ------------- -------------- --------------- -------------- ---------------
Year Ended December 31, 2001:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                             $793,115       ($44,537)       $190,587       $727,630      $1,078,541
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- ---------------
                                             $793,115       ($44,537)       $190,587       $727,630      $1,078,541
                                        ============== ================  ============== ============== ===============

Year Ended December 31, 2000:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                             $730,744       ($66,606)       $172,552       $700,311        $885,090
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- ---------------
                                             $730,744       ($66,606)       $172,552       $700,311        $885,090
                                        ============== ================  ============== ============== ===============

Year Ended December 31, 1999:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                             $771,117       ($66,384)       $182,215       $749,075        $854,556
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  -------------- -------------- ---------------
                                             $771,117       ($66,384)       $182,215       $749,075        $854,556
                                        ============== ================  ============== ============== ===============

Note:(a) These amounts are immaterial  and have,  therefore,  been omitted from this schedule.
     (b) See note (a) to Schedule III.
     (c) Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

                       Exhibit 28 Consolidated Schedule P


Schedule P - Part 3 OLD REPUBLIC INTERNATIONAL CORPORATION CONSOLIDATED - GRAND TOTAL - ($ in thousands)(a)

  Premiums
 were earned                                                     Allocated                  Unallocated
  & Losses         Premiums           Loss          Salvage     Loss Expense                Loss Expense
  incurred          Earned          Payments       Received       Payments        Ratio       Payments        Ratio
-------------- ---------------- ---------------  ------------  --------------- ----------- --------------- -----------
    Prior           $6,258,492      $3,717,296      $203,629         $456,538      12.28%        $149,533       4.02%
    1992               815,871         421,414        19,218           47,855      11.36%          21,228       5.04%
    1993               875,847         468,800        19,812           61,301      13.08%          26,527       5.66%
    1994               867,630         466,302        21,196           62,800      13.47%          29,418       6.31%
    1995               850,211         434,960        24,553           57,062      13.12%          32,630       7.50%
    1996               846,760         483,720        27,516           61,711      12.76%          38,462       7.95%
    1997               879,848         550,752        33,291           67,365      12.23%          40,064       7.27%
    1998               867,430         544,420        35,919           54,815      10.07%          44,479       8.17%
    1999               815,115         481,694        36,695           28,637       5.95%          56,791      11.79%
    2000               812,907         354,585        25,814           19,834       5.59%          48,785      13.76%
    2001               940,884         222,619        13,160            8,122       3.65%          34,494      15.49%
               ---------------- ---------------  ------------  --------------- ----------- --------------- -----------
   Totals          $14,830,995      $8,146,562      $460,803         $926,040      11.37%        $522,411       6.41%
               ================ ===============  ============  =============== =========== =============== ===========

  Premiums                                                                                  Total Loss
 were earned     Loss & Loss                                                 Unpaid           & Loss
  & Losses         Expense                  # of Claims       Unpaid          Loss            Expense         2001
  incurred        Payments        Ratio     Outstanding       Losses         Expense         Incurred        Ratio
-------------- --------------- ----------- -------------- ---------------  ------------  ---------------- -----------
    Prior          $4,323,367      69.08%        XXX            $466,927       $48,302        $4,838,596      77.31%
    1992              490,497      60.12%        XXX              46,966         7,355           544,818      66.78%
    1993              556,628      63.55%        XXX              29,032         3,624           589,284      67.28%
    1994              558,520      64.37%        XXX              21,835         3,763           584,118      67.32%
    1995              524,652      61.71%        XXX              29,876         4,548           559,076      65.76%
    1996              583,893      68.96%        XXX              31,373         5,292           620,558      73.29%
    1997              658,181      74.81%        XXX              45,233         9,247           712,661      81.00%
    1998              643,714      74.21%        XXX              78,259        15,565           737,538      85.03%
    1999              567,122      69.58%        XXX             120,119        27,279           714,520      87.66%
    2000              423,204      52.06%        XXX             210,878        49,666           683,748      84.11%
    2001              265,235      28.19%        XXX             414,837        92,573           772,645      82.12%
               --------------- ----------- -------------- ---------------  ------------  ---------------- -----------
   Totals          $9,595,013      64.70%        XXX          $1,495,335      $267,214       $11,357,562      76.58%
               =============== =========== ============== ===============  ============  ================ ===========

(a)  Prepared in accordance with the 2001 guidelines set by the NAIC.