Form 10-Q
period 2002-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-05-09
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended March 31, 2002 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                   Shares Outstanding
                 Class                               March 31, 2002
      ---------------------------              --------------------------
      Common Stock / $1 par value                     120,275,795






                  There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2002

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

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
              RESULTS  OF  OPERATIONS                                   10 - 12

PART II   OTHER INFORMATION                                             13 & 14

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,       December 31,
                                                                                                       2002              2001
                                                                                                 ----------------  ----------------
                Assets

Investments:    Held to maturity:
                    Fixed maturity securities (at amortized cost)
                      (fair value: $2,126.9 and $2,173.6)                                                $2,079.5          $2,111.8
                    Other long-term investments (at cost)                                                    59.6              60.8
                                                                                                 ----------------  ----------------
                    Total                                                                                 2,139.1           2,172.7
                                                                                                 ----------------  ----------------
                Available for sale:
                    Fixed maturity securities (at fair value) (cost: $2,691.9 and $2,536.4)               2,733.9           2,610.2
                    Equity securities (at fair value) (cost: $321.6 and $318.3)                             405.0             391.6
                    Short-term investments (at fair value which approximates cost)                          292.1             298.5
                                                                                                 ----------------  ----------------
                    Total                                                                                 3,431.1           3,300.4
                                                                                                 ----------------  ----------------
                Total investments                                                                         5,570.3           5,473.1
                                                                                                 ----------------  ----------------

Other Assets:   Cash                                                                                         58.5              38.0
                Accrued investment income                                                                    72.6              75.4
                Accounts and notes receivable                                                               456.4             447.5
                Reinsurance balances and funds held                                                          58.0              60.5
                Reinsurance recoverable: Paid losses                                                         40.5              25.0
                                         Policy and claim reserves                                        1,396.9           1,390.3
                Deferred policy acquisition costs                                                           183.7             179.8
                Sundry assets                                                                               233.1             230.1
                                                                                                 ----------------  ----------------
                                                                                                          2,500.0           2,447.0
                                                                                                 ----------------  ----------------
                      Total Assets                                                                       $8,070.3          $7,920.2
                                                                                                 ================  ================

------------------------------------------------------------------------------------------------------------------------------------
                Liabilities, Preferred Stock and
                      Common Shareholders' Equity

Liabilities:    Future policy benefits                                                                     $105.0            $110.4
                Losses, claims and settlement expenses                                                    3,489.5           3,451.0
                Unearned premiums                                                                           620.9             604.1
                Other policyholders' benefits and funds                                                      54.8              53.3
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                               4,270.3           4,218.8
                Commissions, expenses, fees and taxes                                                       152.4             165.8
                Reinsurance balances and funds                                                              127.1             121.2
                Federal income tax payable: Current                                                          16.7               7.2
                                            Deferred                                                        383.2             376.5
                Debt                                                                                        154.1             159.0
                Sundry liabilities                                                                           91.5              87.4
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                   5,195.7           5,136.1
                                                                                                 ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                   ---               0.3
                                                                                                 ----------------  ----------------

Common          Common stock                                                                                123.4             122.1
Shareholders'   Additional paid-in capital                                                                  246.3             219.8
Equity:         Retained earnings                                                                         2,460.9           2,383.2
                Accumulated other comprehensive income                                                       76.6              91.1
                Treasury stock (at cost)                                                                    (32.6)            (32.6)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                   2,874.6           2,783.7
                                                                                                 ----------------  ----------------
                      Total Liabilities, Preferred Stock
                         and Common Shareholders' Equity                                                 $8,070.3          $7,920.2
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

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Quarters Ended
                                                                                                             March 31,
                                                                                                -----------------------------------
                                                                                                       2002              2001
                                                                                                ----------------- -----------------
Revenues:          Net premiums earned                                                                     $489.0            $406.3
                   Title, escrow and other fees                                                              62.6              49.8
                                                                                                ----------------- -----------------
                      Sub-total                                                                             551.6             456.2
                   Net investment income                                                                     67.0              68.4
                   Realized investment gains                                                                  9.7              14.6
                   Other income                                                                              10.5               8.2
                                                                                                ----------------- -----------------
                      Net revenues                                                                          639.0             547.5
                                                                                                ----------------- -----------------

Expenses:          Benefits, claims and settlement expenses                                                 224.9             201.7
                   Underwriting, acquisition and
                      insurance expenses                                                                    271.2             219.9
                   Interest and other expenses                                                                2.7               5.2
                                                                                                ----------------- -----------------
                      Total expenses                                                                        498.9             426.9
                                                                                                ----------------- -----------------
                   Income before income taxes and items below                                               140.1             120.6
                                                                                                ----------------- -----------------

Income Taxes:      Currently payable                                                                         29.3              18.2
                   Deferred                                                                                  15.1              19.4
                                                                                                ----------------- -----------------
                      Total income taxes                                                                     44.5              37.6
                                                                                                ----------------- -----------------
                                                                                                             95.6              82.9
                   Other items - net                                                                          ---               1.0
                                                                                                ----------------- -----------------
Net Income:                                                                                                 $95.5             $83.9
                                                                                                ================= =================




Net Income
Per Share:         Basic                                                                                    $0.79             $0.71
                                                                                                ================= =================
                   Diluted                                                                                  $0.79             $0.70
                                                                                                ================= =================


Dividends Per
Common Share:      Cash dividends                                                                           $0.15             $0.14
                                                                                                ================= =================


                   Average number of common and common
                     equivalent shares outstanding:
                              Basic                                                                   120,226,110       118,536,809
                                                                                                ================= =================
                              Diluted                                                                 121,323,388       120,150,401
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

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Quarters Ended
                                                                                                             March 31,
                                                                                                -----------------------------------
                                                                                                       2002              2001
                                                                                                ----------------- -----------------
Net income as reported                                                                                      $95.5             $83.9
                                                                                                ----------------- -----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                                                   0.1              (1.8)
                                                                                                ----------------- -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                                                     (13.3)             29.8
        Less: elimination of pretax realized gains
            included in income as reported                                                                    9.7              14.6
                                                                                                ----------------- -----------------
        Pretax unrealized gains (losses) on securities
            carried at market value                                                                         (23.0)             15.2
        Deferred income taxes (credits)                                                                      (8.3)              5.3
                                                                                                ----------------- -----------------
        Net unrealized gains (losses) on securities                                                         (14.6)              9.9
                                                                                                ----------------- -----------------
    Net adjustments                                                                                         (14.5)              8.0
                                                                                                ----------------- -----------------

Comprehensive income                                                                                        $81.0             $91.9
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

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                               ------------------------------------
                                                                                                      2002               2001
                                                                                               -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                              $95.5              $83.9
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     (3.2)             (15.6)
      Premiums and other receivables                                                                        (6.3)            (110.2)
      Unpaid claims and related items                                                                       25.1               (8.6)
      Future policy benefits and policyholders' funds                                                       16.2              116.0
      Income taxes                                                                                          24.2               27.7
      Reinsurance balances and funds                                                                        (6.8)               7.3
      Accounts payable, accrued expenses and other                                                           5.0              (13.0)
                                                                                               -----------------  -----------------
   Total                                                                                                   149.7               87.5
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                         53.9               48.3
      Available for sale:
         Maturities and early calls                                                                         99.8               49.2
         Other                                                                                               7.9               28.3
   Sales of equity securities                                                                               41.9               22.6
   Sales of other investments                                                                                0.3                1.1
   Sales of fixed assets for company use                                                                     0.1                0.4
   Cash and short-term investments of subsidiary acquired                                                    0.8                ---
   Purchases of fixed maturity securities:
      Held to maturity                                                                                     (23.2)             (17.1)
      Available for sale                                                                                  (262.9)            (195.6)
   Purchases of equity securities                                                                          (44.4)             (38.7)
   Purchases of other investments                                                                           (0.7)              (1.1)
   Purchases of fixed assets for company use                                                                (2.8)              (2.8)
   Other-net                                                                                                (0.7)               0.7
                                                                                               -----------------  -----------------
   Total                                                                                                  (129.9)            (104.6)
                                                                                               -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                  16.5                3.3
   Repayments of term loans                                                                                 (5.0)              (9.0)
   Redemption of debentures and notes                                                                       (0.2)              (0.2)
   Dividends on common shares                                                                              (17.9)             (16.5)
   Dividends on preferred shares                                                                             ---                ---
   Purchase of treasury stock                                                                                ---                ---
   Other-net                                                                                                 0.8               (0.6)
                                                                                               -----------------  -----------------
   Total                                                                                                    (5.7)             (23.1)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                      14.0              (40.2)
   Cash and short-term investments, beginning of period                                                    336.6              411.0
                                                                                               -----------------  -----------------
   Cash and short-term investments, end of period                                                         $350.6             $370.8
                                                                                               =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $0.3               $1.8
                                                                                               =================  =================
                                    Income taxes                                                           $13.5               $9.3
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1.  Accounting Policies and Basis of Presentation:

    The   accompanying  consolidated  summary  financial  statements  have  been
    prepared  in  conformity  with  generally  accepted  accounting   principles
    ("GAAP") as described in the Corporation's latest annual report to shareholders or as disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgement, but in the opinion of management all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the accompanying statements have been reflected therein. Realized gains or losses on dispositions of investment securities have been reflected in the operating results for each period presented.

    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) " Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets are no longer being amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment.

2.  Common Share Data:

    Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                      Quarters Ended March 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
    Numerator:
      Income before extraordinary item.............  $       95.5   $       83.9
      Less preferred stock dividends...............           --             --
                                                     ------------   ------------

      Numerator for basic earnings per share -
       income available to common stockholders.....          95.5           83.9

      Effect of dilutive securities:
      Convertible preferred stock dividends........           --             --
                                                     ------------   ------------

    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions....................  $       95.5   $       83.9
                                                     ============   ============

    Denominator:
     Denominator for basic earnings per share -
       weighted-average shares.....................   120,226,110    118,536,809

   Effect of dilutive securities:
     Stock options.................................     1,073,194      1,565,959
     Convertible preferred stock...................        24,084         47,633
                                                     ------------   ------------
     Dilutive potential common shares..............     1,097,278      1,613,592
                                                     ------------   ------------

   Denominator for diluted earnings per share -
     adjusted weighted-average shares and
     assumed conversions...........................   121,323,388    120,150,401
                                                     ============   ============

   Basic earnings per share........................  $       0.79   $       0.71
                                                     ============   ============
   Diluted earnings per share......................  $       0.79   $       0.70
                                                     ============   ============

3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $88.5 at March 31, 2002. Unrealized appreciation of investments, before applicable deferred income taxes of $47.3, at March 31, 2002 included gross unrealized gains and (losses) of $169.4 and $(33.5), respectively.

    For the quarters ended March 31, 2002 and 2001, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(14.6) and $9.9, respectively.

4.  Information About Segments of Business

    The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables on the basis of GAAP. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.


                                Segment Reporting
-------------------------------------------------------------------------------------------------------------------

                                                                                        Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------    --------------
General Insurance Group:
   Net premiums earned........................................................      $       268.7    $        231.9
   Net investment income and other income (a).................................               47.6              49.1
                                                                                    -------------    --------------
     Total....................................................................      $       316.4    $        281.1
                                                                                    =============    ==============
   Income before taxes........................................................      $        40.1    $         35.2
                                                                                    =============    ==============
   Income tax expense.........................................................      $        10.6    $          8.5
                                                                                    =============    ==============


Mortgage Guaranty Group:
   Net premiums earned........................................................      $        91.6    $         86.3
   Net investment income and other income (a).................................               21.8              19.0
                                                                                    -------------    --------------
     Total....................................................................      $       113.4    $        105.4
                                                                                    =============    ==============
   Income before taxes........................................................      $        70.3    $         61.5
                                                                                    =============    ==============
   Income tax expense.........................................................      $        23.7    $         20.8
                                                                                    =============    ==============


Title Insurance Group:
   Net premiums earned........................................................      $       113.9    $         73.7
   Title, escrow and other fees  .............................................               62.6              49.8
                                                                                    -------------    --------------
     Sub-total................................................................              176.5             123.6
   Net investment income and other income (a).................................                5.7               5.8
                                                                                    -------------    --------------
     Total....................................................................      $       182.2    $        129.4
                                                                                    =============    ==============
   Income before taxes........................................................      $        20.1    $         10.9
                                                                                    =============    ==============
   Income tax expense.........................................................      $         6.7    $          3.7
                                                                                    =============    ==============


Life Insurance Group:
   Net premiums earned........................................................      $        14.8    $         14.2
   Net investment income and other income (a).................................                1.8               2.0
                                                                                    -------------    --------------
     Total....................................................................      $        16.6    $         16.3
                                                                                    =============    ==============
   Income before taxes........................................................      $         1.6    $          1.5
                                                                                    =============    ==============
   Income tax expense.........................................................      $         0.6    $          0.5
                                                                                    =============    ==============

                                                                               9

                   Reconciliations of Segments to Consolidated
-------------------------------------------------------------------------------------------------------------------

                                                                                        Quarters Ended March 31,
                                                                                    -------------------------------
                                                                                         2002             2001
                                                                                    -------------    --------------
Revenues:
   Total revenues for reportable segments.....................................      $       628.7    $        532.3
   Net realized investment gains..............................................                9.7              14.6
   Other revenues.............................................................                1.6               3.8
   Elimination of intersegment revenues (b)...................................               (1.0)             (3.2)
                                                                                    -------------    --------------
     Total consolidated revenues..............................................      $       639.0    $        547.5
                                                                                    =============    ==============

Income before taxes:
   Total income before taxes of reportable segments...........................      $       132.3    $        109.3
   Net realized investment gains..............................................                9.7              14.6
   Other sources - net........................................................               (1.9)             (3.2)
                                                                                    -------------    --------------
   Income before income taxes and
     extraordinary items......................................................      $       140.1    $        120.6
                                                                                    ==============   ==============

    --------------
    In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
    (a) Including unallocated investment income derived from invested capital and surplus funds./(b) Represents results of holding company parent, consolidation eliminating adjustments, and general corporate expenses, as applicable.

5.Legal Proceedings

    Legal proceedings against the Company arise in the normal course of business and generally pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries.

    The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which require a re-evaluation of previously settled or denied occupational disease claims, were challenged by the insurance and coal mining industries in a lawsuit filed in the United States District Court for the District of Columbia. The challenge was summarily dismissed by the Court and an appeal has been filed by the insurance and coal mining industries before the United States Court of Appeals, and is currently pending. At this time, the outcome of this challenge is uncertain and the potential impact on gross and net of reinsurance reserves or retrospectively rated policies due to the revised regulations is not measurable.

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

    The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgement rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgement, excluding post-judgement interest, amounts to approximately $33.0 million. The subsidiary has made preparations to appeal the judgement, and management believes that the judgement will be substantially reduced on appeal. Through March 31, 2002, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $46.6 million including its best estimate of its remaining liability and costs associated with all these issues.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

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

                          CHANGE IN ACCOUNTING POLICIES

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) " Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets are no longer being amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment.

                               FINANCIAL POSITION

Old Republic's financial position at March 31, 2002 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 1.9%, 1.2% and 3.3%, respectively. Cash and invested assets represented 70.6% and 70.5% of consolidated assets as of March 31, 2002 and December 31, 2001, respectively. Consolidated operating cash flow was positive at $149.7 million in the latest quarter, compared to $87.5 million in the same period of 2001. The increase in consolidated operating cash flow was largely due to greater contributions by the Company's three largest operating segments. In 2002, the invested asset base increased 2.1% to $5.70 billion when compared to the immediately preceding year-end principally as a result of greater operating cash flow in each of its business segments.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2002. Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 2002, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first quarter of 2002, Old Republic's investment in equity securities increased slightly in relation to the related invested balance at year-end 2001 due to portfolio additions and net unrealized gains. At March 31, 2002, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4.86 billion, the long- term fixed maturity investment portfolio has an average maturity of 4.2 years and an indicated duration of 3.7. With regard to its $402.4 million common stock portfolio, the Company does not own nor engage in any type of option writing. Possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses as a likely combination of positive operating cash flow and the scheduled emergence of bond maturities should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

Among other major assets, substantially all of the Company's accounts and notes receivable are not past due, and reinsurance receivable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from responsible reinsurers.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. During 2002, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thereby reducing consolidated debt by approximately $5.0 million.

Old Republic's capitalization of $3.02 billion at March 31, 2002 consisted of debt of $154.1 million, a minor amount of convertible preferred stock, and common shareholders' equity of $2.87 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 2002 reflects primarily the retention of earnings in excess of dividend requirements, partially offset by a decrease in the value of bonds and stocks carried at market values. At its March 21, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the first quarter of 2002 amounted to $551.6 million versus $456.2 million in the year ago period. For the first three months of 2002, the Company's General Insurance Group reported earned premium volume of $268.7 million, up 15.8% from $231.9 million a year ago. The Company believes that this positive trend reflects the pricing and risk selection improvements it has been effecting for the past three years. Premiums for the Mortgage Guaranty Group increased by 6.0% to $91.6 million from $86.3 million in the year-ago quarter. Title Group premium and fee revenues increased 42.8% to $176.5 million in the first quarter of 2002 when compared to the same quarter of 2001 as a result of higher mortgage financing and refinancing activity. Life Group premium volume increased to $14.8 million, up 3.9%, when compared to the same quarter of 2001.

Consolidated net investment income of $67.0 million in the first quarter of 2002 was down slightly when compared to the preceding year due to the prevailing lower yield environment. The average annualized yield on investments was approximately 4.9% and 5.4% at the end of March 31, 2002 and 2001, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a prevailing lower yield environment during the first quarter of 2002, and an increase in equity investments which typically provide lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Net realized gains of $9.7 million in the first quarter of 2002, compared to $14.6 million in the prior year quarter, were substantially all due to the disposition of equity securities. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first three months of 2002 and 2001, 95.1% and 77.5%, respectively, of all such dispositions resulted from these factors.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 41% and 44% in the first quarters of 2002 and 2001, respectively. The consolidated claims ratio for property and liability coverages was affected positively by the previously noted increase in premiums earned and improved risk selection. The Mortgage Guaranty Group's claims ratio was significantly lower during the first quarter 2002 due to better than expected trends in the loan default rates and resumption of payments on loans temporarily in default. Title claims costs were up moderately in 2002, while Life Group claim costs were slightly higher in the latest quarter.

Consolidated benefit, claim, and related settlement costs for each of the Company's business segments are affected by the adequacy of reserves established for current and prior years' claim occurrences. Such reserves are recorded on a case by case basis and by means of a large number of formulas and calculations to cover known as well as incurred but not as yet reported claims at each balance sheet date. In the aggregate, the Company's record in establishing such reserves has not indicated deficiencies for many years. However, the reserves posted by insurers such as the Company are necessarily based on a wide variety of estimates, can be affected by lagging claim emergence or reporting delays, and their ultimate disposition is subject to a multitude of economic, political, judicial and societal factors that cannot be anticipated or quantified accurately. Accordingly, there can be no guaranty that such reserves will always be on the mark, and any redundancies or deficiencies would be recorded in the periods during which they emerge and are quantified.

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 49% and 48% in the first quarters of 2002 and 2001, respectively. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio declined slightly due to a greater increase in premium revenues than operating expenses, while the Mortgage Guaranty segment's expense ratio rose moderately in this year's first quarter. The insurance expense ratio for the title segment was lower in the first quarter of 2002 compared to the same period in 2001 due in part to an increase in premium and fees volume and good controls on operating expenses. Consolidated interest and other corporate charges decreased in the current quarter due primarily to reduced interest costs on a gradually lower debt level.

Pretax and Net Income:
Consolidated income before taxes increased by 16.2% in the first quarter of 2002 when compared to the same period one year ago. General insurance results improved meaningfully in the first quarter due to better underwriting experience. Further growth of Mortgage Guaranty income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefitted the Title Insurance Group in particular, also led to greater contributions to pretax operating earnings in the current year's first quarter.

The effective consolidated income tax rate was 31.8% and 31.3% in the first quarters of 2002 and 2001, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains, and underwriting/service income on the other hand.


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



                                        Old Republic International Corporation
                                       ----------------------------------------
                                                   (Registrant)





Date:  May 9, 2002
     ---------------




                                                /s/ John S. Adams
                                       ----------------------------------------
                                                   John S. Adams
                                              Senior Vice President &
                                              Chief Financial Officer