Form 10-K/A
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-05-14
CIK 74260

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



                                 Total Pages: 15

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

                                  -------------

                                  ANNUAL REPORT


                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934


                   For The Fiscal Year Ended December 31, 2001

                                  -------------

          REPUBLIC MORTGAGE INSURANCE COMPANY AND AFFILIATED COMPANIES
                               PROFIT SHARING PLAN

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



                           THE REPUBLIC MORTGAGE INSURANCE COMPANY AND
                           AFFILIATED COMPANIES PROFIT SHARING PLAN

                           (Registrant)



                           By: /s/ John Gerke
                              --------------------------------------------------
                              John Gerke, Member of the Administration Committee


                           By: /s/ Donna Ball
                              --------------------------------------------------
                              Donna Ball, Member of the Administration Committee



 May 1, 2002

The Republic Mortgage Insurance Company
and Affiliated Companies
Profit Sharing Plan
Financial Statements and Supplemental Schedules
December 31, 2001

Tax Identification Number: 56-1031043

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Financial Statements and Supplemental Schedules
December 31, 2001
--------------------------------------------------------------------------------
                                                                          Pages

Report of Independent Accountants                                           1


Financial Statements:

    Statements of Net Assets Available for Benefits
      at December 31, 2001 and 2000                                         2

    Statement of Changes in Net Assets Available for Benefits
       for the Year Ended December 31, 2001                                 3

    Notes to Financial Statements                                         4 - 7


Supplemental Schedule:

    Schedule of Assets Held for Investment Purposes at End of Year          8

                        Report of Independent Accountants


To the Participants and Administrator of The Republic Mortgage Insurance Company and
 Affiliated Companies Profit Sharing Plan


We were engaged to audit the financial statements and supplemental schedule of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") at December 31, 2001 and 2000 and for the year ended December 31, 2001, as listed in the accompanying index. These financial statements and schedule are the responsibility of the Plan's management.

As permitted by 29 CFR 2520.103-8 of the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, the plan administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note 3, which was certified by Massachusetts Mutual Life Insurance Company, the trustee of the Plan, except for comparing such information with the related information included in the financial statements and supplemental schedules. We have been informed by the plan administrator that the trustee holds the Plan's investment assets and executes investment transactions. The plan administrator has obtained a certification from the trustee as of December 31, 2001 and 2000 and for the year ended December 31, 2001, that the information provided to the plan administrator by the trustee is complete and accurate.

Because of the significance of the information that we did not audit, we are unable to, and do not, express an opinion on the accompanying financial statements and schedule taken as a whole. The form and content of the information included in the financial statements and schedule, other than that derived from the information certified by the trustee, have been audited by us in accordance with auditing standards generally accepted in the United States of America and, in our opinion, are presented in compliance with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.


                                                 /s/ PricewaterhouseCoopers LLP


April 26, 2002

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statements of Net Assets Available for Benefits
December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                          2001          2000
                                                          ----          ----
                     Assets
Investments, at fair value:
  Insurance separate accounts:
    Domestic equity                                 $   6,348,640  $   5,791,800
    Asset allocation                                    1,891,330      2,543,985
    Fixed income                                        1,012,654        701,359
    International equity                                  477,044        644,719
    Flexible equity                                       191,905        137,799
                                                    -------------  -------------
                                                        9,921,573      9,819,662

  ORI common stock pooled account                       4,722,627      3,571,017
  Insurance company guaranteed interest fund,
    at contract value                                  14,194,942     13,429,161
  Participant loans                                       490,166        563,247
                                                    -------------  -------------
      Total investments                                29,329,308     27,383,087

Employer contibutions receivable                        3,330,842      2,735,720
                                                    -------------  -------------
      Total assets                                     32,660,150     30,118,807

                  Liabilities
Refund of participant contributions                       132,589         59,303
                                                    -------------  -------------
      Net assets available for benefits             $  32,527,561  $  30,059,504
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statement of Changes in Net Assets Available for Benefits
Year Ended December 31, 2001
--------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net depreciation in fair value of investments                 $    (863,911)
    Interest - guaranteed interest account                              908,299
    Interest - participant loans                                         42,392
                                                                  -------------
      Investment income                                                  86,780
                                                                  -------------

  Contributions:
    Employer                                                          3,330,842
    Participants                                                        563,317
                                                                  -------------
                                                                      3,894,159
                                                                  -------------
      Total additions                                                 3,980,939
                                                                  -------------

Deductions from net assets attributed to:
  Benefits paid                                                       1,508,579
  Administrative expenses                                                 4,303
                                                                  -------------
      Total deductions                                                1,512,882
                                                                  -------------
      Net increase                                                    2,468,057

Net assets available for benefits:
  Beginning of year                                                  30,059,504
                                                                  -------------
  End of year                                                     $  32,527,561
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

1.      Description of Plan

        The following description of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") is a defined contribution plan covering all employees of Republic Mortgage Insurance Company, RMIC Corporation, and Republic Mortgage Insurance Company of North Carolina (the "Company"). Employees are eligible for coverage at the start of their employment and must elect to enroll in the plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

        See the Summary Plan Description for additional information regarding the Plan.

        Contributions
        The Company makes contributions to the Plan at the discretion of the Company's Board of Directors at a sum determined by the Board without regard to current and accumulated profits for the taxable year, for years ending with or within such Plan year. Participants may contribute up to 10% of their compensation for any Plan year. Contributions are subject to certain limitations as prescribed by ERISA. Refunds resulting from qualification testing totaled $132,589 and $59,303 for the years ended December 31, 2001 and 2000, respectively.

        Vesting
        Participant's account balances provided by Company contributions and related allocated earnings become 40% vested after one year of service. Vesting percentages increase by 10% for each additional year, with full vesting after seven years of service.

        Account balances provided by participant contributions and allocated Plan earnings are always fully vested.

        Participant Accounts
        A separate account balance is maintained for each participant and is credited with participant contributions and allocations of Company contributions, Plan earnings, and forfeitures of terminated participants' nonvested accounts. Allocations of Plan earnings are based on participants' daily account balances. Company contributions and forfeitures are allocated based on annual compensation of participants. Unallocated forfeitures totalled $378,477 at December 31, 2001.

        Payment of Benefits
        In the event of retirement,  disability,  or death, accumulated benefits
        become  vested  and  are   distributed  to  participants  or  designated
        beneficiaries by lump-sum payment, or through various annuity options.

        In the event of termination of employment, participants have the option of receiving vested accumulated benefits through lump-sum distributions, leaving the vested value of their accounts in the Plan until retirement, or transferring amounts into an individual retirement account.

        Participants may withdraw their voluntary contributions at anytime.

        Participants may elect to take early withdrawals of employer contributions if they have participated in the Plan for at least five years. Such early withdrawals will not result in suspension of allocations of Company contributions.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

        Participant Loans
        Participants may borrow a minimum of $1,000 from their accounts up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Participants may have no more than two loans outstanding at one time. Loans plus interest must be repaid within five years through payroll deductions. These loans bear interest at the prevailing prime rate at the loan inception date. The loans are secured by the vested balance in the participant's account.

2.      Summary of Significant Accounting Policies

        General
        The Plan prepares its financial statements under accounting principles generally accepted in the United States of America.

        Investment Valuation and Income Recognition
        The Plan's guaranteed interest account is valued at contract value. Insurance separate accounts are reported by Massachusetts Mutual Life Insurance Company (the "Trustee") at the fair value of the underlying investments. The pooled account invests solely in the common stock of Old Republic International ("ORI"), the ultimate parent of the company. The common stock is reported at quoted market value. Participant loans are valued at principal balance, which approximates fair value. Net appreciation (depreciation) in fair value of investments includes unrealized and realized gains and losses. Interest income is recorded on the accrual basis.

        Payment of Benefits
        Benefits are recorded when paid. At December 31, 2001 and 2000, there were no significant amounts owed to participants.

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

        Certification of Trustee
        All amounts in Note 3 were obtained from data that has been prepared and certified as complete and accurate by the Plan's Trustee.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

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

                                                        2001           2000
                                                        ----           ----

        Investments at fair value:
         Insurance separate accounts:
          Domestic equity subaccounts:
           Core equity                            $          -    $  2,143,575*
           Small cap equity                          2,005,208*      1,677,643*
           Indexed equity                            1,628,715*      1,616,761*
           Large cap value                           2,167,184*        269,465
           Small cap growth                            547,533          84,356
                                                  ------------    ------------
                                                     6,348,640       5,791,800
                                                  ------------    ------------

          Asset allocation subaccounts:
           Balanced                                          -       1,486,532
           Destiny moderate                          1,400,325         411,764
           Destiny aggressive                          491,005         645,689
                                                  ------------    ------------
                                                     1,891,330       2,543,985

          Fixed income subaccounts:
           Core bond                                 1,012,654         701,359

          Flexible equity subaccounts:
           Emerging growth                             191,905         137,799

          International equity subaccounts             477,044         644,719

          ORI common stock pooled account            4,722,627*      3,571,017*

          Participant loans                            490,166         563,247
                                                  ------------    ------------
                                                  $ 15,134,366    $ 13,953,926
                                                  ============    ============

        Investment at contract value:
         Guranteed interest                       $ 14,194,942*   $ 13,429,161*
                                                  ============    ============

        *Exceeds 5% of Plan assets at December 31, 2001 and 2000.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

        The net depreciation in fair value of the Plan's investments for the year ended December 31, 2001, was $863,911.

4.      Guaranteed Interest Account

        In 2001, the Plan entered into an investment contract with Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company maintains the contributions in a pooled account. The account is credited with earnings on the underlying investments and charges for Plan withdrawals and administrative expenses charges by Massachusetts Mutual Life Insurance Company. The contract is included in the financial statements at contract value, (which represents contributions made under the contract, plus earnings, less withdrawals and administrative expenses) because it is considered fully benefit-responsive. For example, participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. There are no reserves against contract value for credit risk of the contract issuer or otherwise. The contract value of the investment contract at December 31, 2001 and 2000 was $14,194,942 and $13,429,161, respectively. The average yield and crediting interest rates ranged from 6.75% to 7.15% for 2001 and 2000. The crediting interest rate is based on an agreed-upon formula with the issuer, but cannot be less than five percent.

5.      Related Party Transactions

        Certain Plan investments are insurance separate accounts sponsored by Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company is the Trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Company on behalf of the Plan for the investment management services amounted to $68,556 for the year ended December 31, 2001. Expenses incurred in the administration of the Plan are also paid by the Company.

6.      Plan Termination

        Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

        In the event of Plan termination, participants would become 100% vested in their employer contributions.

7.      Reconciliation to Form 5500

        There are no reconciling items from these financial statements to the Plan's Form 5500 for the year ended December 31, 2001.

                              Supplemental Schedule

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Schedule of Assets Held for Investment Purposes at End of Year
December 31, 2001
--------------------------------------------------------------------------------

                                                       Number
                                                      of units        Value
                                                      --------        -----


         Insurance separate accounts:
          Domestic equity subaccounts:
           Small cap equity                              2,739    $  2,005,208
           Indexed equity                                5,687       1,628,715
           Large cap value                              16,735       2,167,184
           Small cap growth                              4,430         547,533
                                                                  ------------
                                                                     6,348,640
                                                                  ------------

          Asset allocation subaccounts:
           Destiny moderate                              8,031       1,400,325
           Destiny aggressive                            2,882         491,005
                                                                  ------------
                                                                     1,891,330
          Fixed income subaccounts:
           Core bond                                       887       1,012,654

          Flexible equity subaccounts:
           Emerging growth                               2,084         191,905

          International equity subaccounts               1,850         477,044

         Guaranteed interest account                   162,847      14,194,942

         ORI common stock pooled account               224,148       4,722,627

         Participant loans                                             490,166
                                                                  ------------
                                                                  $ 29,329,308
                                                                  ============