Form 10-K/A
period 2001-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-06-20
CIK 74260

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


                                 AMENDMENT NO. 2
                                              ---

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements,  exhibits or other  portions  of its ANNUAL  REPORT FOR 2001 on Form
                                                 -----------------------
10-K as set forth in the pages attached hereto: (List all such items,  financial
----
statements, exhibits or other portions amended).


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




Date: May 17, 2002                        By:        /s/ John S. Adams
                                             -----------------------------------
                                                         (Signature)
                                                      John Stuart Adams
                                                    Senior Vice President,
                                                   Chief Financial Officer





                                 Total Pages: 16
                                 ---------------

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



                            THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                            (Registrant)



                            By: /s/  A.C. Zucaro
                               --------------------------------
                                A. C. Zucaro, Member of the
                                Administration Committee



Date:  May 17, 2002

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN



       REPORT ON AUDITS OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                             ----------------------



                                                                           Pages
                                                                           -----

Report of Independent Accountants                                            1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits as of
   December 31, 2001 and 2000                                                2

  Statements of Changes in Net Assets Available for Plan Benefits
   for the years ended December 31, 2001 and 2000                            3

  Notes to Financial Statements                                             4-8

Supplemental Schedules:

  Schedule of Assets Held for Investment Purposes at
    End of Year                                                              9

  Schedule of Reportable Transactions for the year
    ended December 31, 2001                                                 10




Note
----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Participants and the Administration Committee of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan


In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                  /s/ PricewaterhouseCoopers LLP


May 17, 2002


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 2001 and 2000
                           --------------------------

                                                                2001                                         2000
                                             ------------------------------------------   ------------------------------------------
                                              Participant  Non-Participant                 Participant  Non-Participant
                                               Directed        Directed      Combined       Directed        Directed      Combined
                                                Account        Account        Account        Account        Account        Account
                                             ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund               $          0   $     54,056   $     54,056   $          0   $    488,296   $    488,296
  Old Republic International Corporation:
    Common shares                                     370    191,245,614    191,245,984            416    231,056,025    231,056,441
  Mutual funds                                 86,901,285              0     86,901,285     86,597,272              0     86,597,272
                                             ------------   ------------   ------------   ------------   -------------  ------------
                                               86,901,655    191,299,670    278,201,325     86,597,688    231,544,321    318,142,009

Contributions receivable:
  Companies                                             0      4,843,982      4,843,982              0              0              0
  Employees                                       451,820              0        451,820        431,628              0        431,628
Accrued interest and dividends receivable               0              0              0              0          2,602          2,602
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                             $ 87,353,475   $196,143,652   $283,497,127   $ 87,029,316   $231,546,923   $318,576,239
                                             ============   ============   ============   ============   ============   ============

LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits   $    719,416   $          0   $    719,416   $    215,000   $          0   $    215,000
Other payables                                          0              0              0              0        238,500        238,500
Unpaid administrative expenses                          0         10,958         10,958              0         25,491         25,491
                                             ------------   ------------   ------------   ------------   ------------   ------------
  Total liabilities                               719,416         10,958        730,374        215,000        263,991        478,991

Net assets available for plan benefits         86,634,059    196,132,694    282,766,753     86,814,316    231,282,932    318,097,248
                                             ------------   ------------   ------------   ------------   ------------   ------------
  Total liabilities and net assets available
     for plan benefits                       $ 87,353,475   $196,143,652   $283,497,127   $ 87,029,316   $231,546,923   $318,576,239
                                             ============   ============   ============   ============   ============   ============

The accompanying notes are an integral part of the financial statements.


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR PLAN BENEFITS

                 for the years ended December 31, 2001 and 2000
                 ----------------------------------------------

                                                                2001                                         2000
                                             ------------------------------------------   ------------------------------------------
                                              Participant  Non-Participant                 Participant  Non-Participant
                                               Directed        Directed      Combined       Directed        Directed      Combined
                                                Account        Account        Account        Account        Account        Account
                                             ------------   ------------   ------------   ------------   ------------   ------------
Additions:
  Employer contributions                     $          0   $  4,861,709   $  4,861,709   $          0   $  2,552,836   $  2,552,836
  Employee contributions                       11,768,777              0     11,768,777     11,595,678              0     11,595,678
  Interfund transfers                           1,404,773     (1,404,773)             0      1,396,972     (1,396,972)             0
  Interest income                                     588         22,938         23,526              0         56,508         56,508
  Dividend income                               2,226,372      4,104,055      6,330,427      6,496,451      4,057,873     10,554,324
  Net appreciation (depreciation) in
   fair value of investments                   (6,356,070)   (28,871,979)   (35,228,049)    (5,003,072)   134,797,551    129,794,479
                                             ------------   ------------   ------------   ------------   -------------  ------------
                                                9,044,440    (21,288,050)   (12,243,610)    14,486,029    140,067,796    154,553,825
                                             ------------   ------------   ------------   ------------   -------------  ------------

Deductions:
  Termination and withdrawal benefits           9,157,619     13,734,133     22,891,752     12,019,289     11,768,350     23,787,639
  Interest expense                                      0              0              0              0         58,685         58,685
  Administrative expenses                          67,078        128,055        195,133         88,211        116,067        204,278
                                             ------------   ------------   ------------   ------------   -------------  ------------
                                                9,224,697     13,862,188     23,086,885     12,107,500     11,943,102     24,050,602
                                             ------------   ------------   ------------   ------------   -------------  ------------

NET ADDITIONS (DEDUCTIONS)                       (180,257)   (35,150,238)   (35,330,495)     2,378,529    128,124,694    130,503,223

     Net assets available for plan benefits,
            beginning of year                  86,814,316    231,282,932    318,097,248     84,435,787    103,158,238    187,594,025
                                             ------------   ------------   ------------   ------------   -------------  ------------

     NET ASSETS AVAILABLE FOR PLAN
            BENEFITS, END OF YEAR            $ 86,634,059   $196,132,694   $282,766,753   $ 86,814,316   $231,282,932   $318,097,248
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

            The company matching contribution is based on the following formula:

            Percentage of        If the percentage increase in the Corporation's
            Recognized Compen-   average operating earnings per share for the
            sation Contributed   most recent five year period is:
            ------------------   -----------------------------------------------
                                 Less Than    6.01%    9.01%     15.01%    Over
                                     6%       to 9%    to 15%    to 20%     20%
                                 ---------    -----    ------    ------    ----
                                 The Resulting Employer Matching Contribution
                                 on the First 6%  of Employee Savings Will Be:
                                 -----------------------------------------------
                1.00%               30%        40%       65%      100%     140%
            1.01 to 2.00%           28%        38%       63%       98%     138%
            2.01 to 3.00%           26%        36%       61%       96%     136%
            3.01 to 4.00%           24%        34%       59%       94%     134%
            4.01 to 5.00%           22%        32%       57%       92%     132%
            5.01 to 6.00%           20%        30%       55%       90%     130%
            6.01 to 15.00%          None       None      None      None    None
                                 -----------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                               -------------------


1.     Description of Plan, Continued
       ------------------------------

            * The percentage increase in the Corporation's average operating earnings per share is obtained by comparing the average diluted operating earnings per share for the Corporation for the five years ending with the calculation year, with the same average for the five years ending the year prior to the calculation year. Operating earnings per share are determined pursuant to generally accepted accounting principles and are equal to net income per share exclusive of realized capital gains or losses and extraordinary items and income taxes applicable thereto.

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

       D.   Employee Account
            ----------------

            When a plan participant makes employee contributions, the contributions are allocated to the mutual fund(s) designated by the participant. These funds constitute the participants Employee Account (Participant Directed Account). Earnings are allocated to each plan participant's Employee Account on a daily basis, based upon the performance of the mutual fund(s) that the plan participant selected. Following termination of service for any reason, a plan participant receives all amounts in his/her Employee Account.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                               -------------------


1.     Description of Plan, Continued
       ------------------------------

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

            The amount a plan participant receives from his\her Company Account is also affected by forfeitures and earnings. If a plan participant terminates service prior to full vesting, the non-vested portion of his Company Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the Companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all plan participants.

            Effective January 1, 1989, the Tax Reform Act provided that plan participants who reach age 55 and have 10 years of service in the Plan are provided with the option of diversifying a portion of their Company Account balance out of company stock and into alternative investment funds. The diversification is limited to 25% of all company stock acquired after December 31, 1986. After age 60 (and with 10 years of service in the Plan), such participants have the right to diversify up to 50% of all company stock acquired after December 31, 1986. The period to make the election to diversify is during the first 90 days of the calendar year in which a participant attains age 55 and has completed 10 years of service in the plan.

            The investment options available for diversification at December 31, 2001, are the same Mutual Funds available for investment of Employee contributions. Diversified funds are included in the Participant Directed Account in the financial statements.


2.     Summary of Accounting Policies
       ------------------------------

       A.   Use of Estimates
            ----------------

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Plan's administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results can differ from those estimates.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                               -------------------


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

            The statements of changes in net assets available for plan benefits reflect the net appreciation (depreciation) in fair value of the Plan's investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of accounting principles generally accepted in the United States of America, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gains or losses on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date.


3.     Investments
       -----------

       The following presents investments, the fair value of which, are 5 percent or more of Plan assets at December 31:

                                                2001                 2000
                                          ----------------     ----------------
       Mutual Funds:
          Fidelity Dividend Growth Fund        $15,360,742          $15,905,891
          Fidelity Short-term Bond Fund         20,016,358           19,494,338
       Old Republic International
          Corporation Common
          Stock (6,827,775 and
          7,220,514 shares,
          respectively)                        191,245,984*         231,056,441*

       *  Non-participant directed.


       Net appreciation (depreciation) in fair value of investments is broken down as follows for the years ended December 31:

                                                2001                 2000
                                          ----------------     ----------------
       Old Republic International
         Corporation:
            Common Stock                     $ (28,872,030)       $ 134,797,742
       Mutual funds                             (6,356,019)          (5,003,263)
                                          ----------------     ----------------
                                             $ (35,228,049)       $ 129,794,479
                                          ================     ================


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

                               -------------------


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


6.     Tax Status
       ----------

       The Internal Revenue Service on April 25, 1995, issued a determination letter stating that the Plan, as amended through December 1, 1994, was qualified under Section 401 of the Internal Revenue Code and the Plan was exempt under the provisions of Section 501(a). Amendments have been made to the Plan in order to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001 and other federal tax law changes. These changes will be effective January 1, 2002. The Plan's Sponsor and Tax Counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code.

                             SUPPLEMENTAL SCHEDULES

OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2001

                                                                      (c)
                                               DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                               RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                               ---------------------------------------------------
                  (b)                                       RATE OF                   SHARES, PAR,                        (e)
      IDENTITY OF ISSUE, BORROWER,             MATURITY    INTEREST                   OR MATURITY         (d)           CURRENT
(a)   LESSOR, OR SIMILAR PARTY                   DATE      DIVIDENDS    COLLATERAL         VALUE         COST            VALUE
------------------------------------------     ---------------------------------------------------    -----------    ------------
COLLECTIVE TRUSTS:
  SHORT-TERM INVESTMENT FUND                      N/A       VARIABLE        N/A          54,056 sh                        $54,056
                                                                                                                     ------------

MUTUAL FUNDS:
  FIDELITY FUND                                   N/A       VARIABLE        N/A         280,396 sh                      8,097,850
  FIDELITY EQUITY-INCOME FUND                     N/A       VARIABLE        N/A         188,179 sh                      9,177,490
  FIDELITY INVESTMENT GRADE BOND FUND             N/A       VARIABLE        N/A         149,144 sh                      1,094,714
  FIDELITY INTERMEDIATE TERM BOND FUND            N/A       VARIABLE        N/A         164,256 sh                      1,695,125
  FIDELITY CAPITAL & INCOME FUND                  N/A       VARIABLE        N/A          59,937 sh                        406,371
  FIDELITY VALUE FUND                             N/A       VARIABLE        N/A         144,960 sh                      7,466,906
  FIDELITY CASH RESERVES                          N/A       VARIABLE        N/A       4,515,801 sh                      4,515,801
  SPARTAN MARKET INDEX FUND                       N/A       VARIABLE        N/A          91,642 sh                      7,229,662
  FIDELITY AGGRESSIVE GROWTH FUND                 N/A       VARIABLE        N/A         161,031 sh                      3,062,802
  FIDELITY DIVERSIFIED INTERNATIONAL FUND         N/A       VARIABLE        N/A         203,280 sh                      3,878,590
  FIDELITY DIVIDEND GROWTH FUND                   N/A       VARIABLE        N/A         542,208 sh                     15,360,742
  FIDELITY MID-CAP STOCK FUND                     N/A       VARIABLE        N/A         217,052 sh                      4,898,872
  FIDELITY SHORT-TERM BOND FUND                   N/A       VARIABLE        N/A       2,274,586 sh                     20,016,358
                                                                                                                     ------------
                                                                                                                       86,901,285
                                                                                                                     ------------
EMPLOYER SECURITIES:
  OLD REPUBLIC INTERNATIONAL CORP.:
   COMMON STOCK                                   N/A          N/A          N/A       6,827,775 sh    $47,007,437     191,245,984
                                                                                                      ===========    ------------


TOTAL INVESTMENTS HELD                                                                                               $278,201,325
                                                                                                                     ============


OLD REPUBLIC INTERNATIONAL CORPORATION
 EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------



                                           Dividend/                            Face Value
                                           Interest                 Date of        of         Amount of                   Net
Identity of Party or Investment Involved     Rate      Maturity   Transaction   Investment   Transaction     Cost     Gain (Loss)
----------------------------------------     ----      --------   -----------   ----------   -----------     ----     -----------
Purchases of Investments
------------------------
     Old Republic International
      Corporation Common Stock
      (556,961 shares)                         N/A        N/A       Various         N/A      $ 6,594,319  $6,594,319        -

Sales of Investments
--------------------
     Old Republic International
      Corporation Common Stock
      (949,700 shares)                         N/A        N/A       Various         N/A      $17,532,745  $5,644,684  $11,888,061


Notes:
------
This schedule lists all non-participant directed transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.