Form 10-Q
period 2002-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-08-09
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   FORM 10 - Q


 [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or
 [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                                Shares Outstanding
                Class                              June 30, 2002
      ---------------------------               ------------------
      Common Stock / $1 par value                   120,461,496





               There are 14 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2002

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

PART II  OTHER INFORMATION                                              13 & 14


                    OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       June 30,        December 31,
                                                                                                         2002              2001
                                                                                                   ---------------  ----------------

             Assets

Investments:   Held to maturity:
                 Fixed maturity securities (at amortized cost) (fair value: $2,126.3 and $2,173.6)       $2,043.3          $2,111.8
                 Other long-term investments (at cost)                                                       58.7              60.8
                                                                                                   ---------------  ----------------
                 Total                                                                                    2,102.1           2,172.7
                                                                                                   ---------------  ----------------
               Available for sale:
                 Fixed maturity securities (at fair value) (cost: $2,727.1 and $2,536.4)                  2,825.5           2,610.2
                 Equity securities (at fair value) (cost: $400.2 and $318.3)                                434.2             391.6
                 Short-term investments (at fair value which approximates cost)                             269.6             298.5
                                                                                                   ---------------  ----------------
                Total                                                                                     3,529.4           3,300.4
                                                                                                   ---------------  ----------------
               Total investments                                                                          5,631.5           5,473.1
                                                                                                   ---------------  ----------------

Other Assets:  Cash                                                                                          65.2              38.0
               Accrued investment income                                                                     76.1              75.4
               Accounts and notes receivable                                                                491.8             447.5
               Reinsurance balances and funds held                                                           55.2              60.5
               Reinsurance recoverable: Paid losses                                                          49.0              25.0
                                        Policy and claim reserves                                         1,415.5           1,390.3
               Deferred policy acquisition costs                                                            188.6             179.8
               Sundry assets                                                                                236.1             230.1
                                                                                                   ---------------  ----------------
                                                                                                          2,577.8           2,447.0
                                                                                                   ---------------  ----------------
                  Total Assets                                                                           $8,209.4          $7,920.2
                                                                                                   ===============  ================

------------------------------------------------------------------------------------------------------------------------------------
             Liabilities, Preferred Stock and
                   Common Shareholders' Equity

Liabilities:   Future policy benefits                                                                      $102.3            $110.4
               Losses, claims and settlement expenses                                                     3,502.4           3,451.0
               Unearned premiums                                                                            658.9             604.1
               Other policyholders' benefits and funds                                                       56.2              53.3
                                                                                                   ---------------  ----------------
                    Total policy liabilities and accruals                                                 4,320.0           4,218.8
               Commissions, expenses, fees and taxes                                                        147.4             165.8
               Reinsurance balances and funds                                                               129.1             121.2
               Federal income tax payable: Current                                                            1.1               7.2
                                           Deferred                                                         399.0             376.5
               Debt                                                                                         141.9             159.0
               Sundry liabilities                                                                            95.7              87.4
                                                                                                   ---------------  ----------------
                   Total liabilities                                                                      5,234.6           5,136.1
                                                                                                   ---------------  ----------------

Preferred
Stock:         Convertible preferred stock                                                                   ---                0.3
                                                                                                   ---------------  ----------------

Common         Common stock(*)                                                                              123.6             122.1
Shareholders'  Additional paid-in capital                                                                   250.4             219.8
Equity:        Retained earnings                                                                          2,549.1           2,383.2
               Accumulated other comprehensive income                                                        84.2              91.1
               Treasury stock (at cost)(*)                                                                  (32.6)            (32.6)
                                                                                                   ---------------  ----------------
                    Total Common Shareholders' Equity                                                     2,974.8           2,783.7
                                                                                                   ---------------  ----------------
                    Total Liabilities, Preferred Stock
                     and Common Shareholders' Equity                                                     $8,209.4          $7,920.2
                                                                                                   ===============  ================

(*) At June 30, 2002 and December 31, 2001 there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 123,652,868 at June 30, 2002 and 122,168,699 at December 31, 2001 were issued and outstanding. As of the same dates, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,191,372 and 3,191,368 as of June 30, 2002 and December 31, 2001, respectively.

See accompanying notes.


                                                                               4


                  OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                  ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Quarters Ended                   Six Months Ended
                                                                             June 30,                           June 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2002             2001              2002             2001
                                                                ---------------- ----------------  ---------------- ----------------

Revenues:    Net premiums earned                                         $512.3           $435.6          $1,001.4           $841.9
             Title, escrow and other fees                                  63.2             66.9             125.9            116.8
                                                                ---------------- ----------------  ---------------- ----------------
                Sub-total                                                 575.6            502.5           1,127.3            958.8
             Net investment income                                         67.7             68.6             134.8            137.0
             Realized investment gains                                      4.4              8.4              14.1             23.0
             Other income                                                  10.0              9.6              20.6             17.8
                                                                ---------------- ----------------  ---------------- ----------------
                Net revenues                                              657.9            589.2           1,297.0          1,136.8
                                                                ---------------- ----------------  ---------------- ----------------

Expenses:    Benefits, claims and settlement expenses                     230.3            208.0             455.2            409.8
             Underwriting, acquisition and
                insurance expenses                                        283.1            247.0             554.3            466.9
             Interest and other expenses                                    2.6              4.9               5.4             10.1
                                                                ---------------- ----------------  ---------------- ----------------
                 Total expenses                                           516.1            459.9           1,015.0            886.9
                                                                ---------------- ----------------  ---------------- ----------------
                Income before income taxes and items below                141.8            129.2             281.9            249.8
                                                                ---------------- ----------------  ---------------- ----------------

Income Taxes: Currently payable                                            21.0             23.8              50.4             42.0
              Deferred                                                     13.2             14.2              28.3             33.6
                                                                ---------------- ----------------  ---------------- ----------------
                 Total income taxes                                        34.2             38.0              78.7             75.7
                                                                ---------------- ----------------  ---------------- ----------------
                                                                          107.5             91.2             203.1            174.1
                Other items - net                                           ---              0.3              (0.1)             1.3
                                                                ---------------- ----------------  ---------------- ----------------
 Net Income:                                                             $107.5            $91.5            $203.0           $175.5
                                                                ================ ================  ================ ================




Net Income
Per Share:    Basic                                                       $0.89            $0.77             $1.69            $1.48
                                                                ================ ================  ================ ================
             Diluted                                                      $0.88            $0.76             $1.67            $1.46
                                                                ================ ================  ================ ================

Dividends Per
Common Share: Cash dividends                                              $0.16            $0.15             $0.31            $0.29
                                                                ================ ================  ================ ================

              Average number of common and common equivalent
                 shares outstanding:
                              Basic                                 120,456,722      118,783,068       120,431,510      118,774,400
                                                                ================ ================  ================ ================
                              Diluted                               121,727,917      120,354,542       121,557,490      120,309,880
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

                                                                               5

                   OLD REPUBLIC INTERNATIONAL CORPORATION
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                             ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Quarters Ended                   Six Months Ended
                                                                             June 30,                           June 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2002             2001              2002             2001
                                                                ---------------- ----------------  ---------------- ----------------
Net income as reported                                                   $107.5            $91.5            $203.0           $175.5
                                                                ---------------- ----------------  ---------------- ----------------
Other comprehensive income (loss):
  Foreign currency translation adjustment                                   2.9              1.6               3.1             (0.2)
                                                                ---------------- ----------------  ---------------- ----------------
  Unrealized gains (losses) on securities:
    Unrealized gains (losses) arising during period                        11.6             (0.3)             (1.6)            29.5
    Less: elimination of pretax realized gains
      included in income as reported                                        4.4              8.4              14.1             23.0
                                                                ---------------- ----------------  ---------------- ----------------
    Pretax unrealized gains (losses) on securities
      carried at market value                                               7.2             (8.7)            (15.8)             6.4
    Deferred income taxes (credits)                                         2.5             (3.1)             (5.8)             2.2
                                                                ---------------- ----------------  ---------------- ----------------
      Net unrealized gains (losses) on securities                           4.6             (5.6)            (10.0)             4.2
                                                                ---------------- ----------------  ---------------- ----------------
   Net adjustments                                                          7.6             (4.0)             (6.8)             4.0
                                                                ---------------- ----------------  ---------------- ----------------

Comprehensive income                                                     $115.1            $87.5            $196.1           $179.5
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

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                ------------------------------------
                                                                                                      2002               2001
                                                                                                -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                            $203.0             $175.5
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (7.6)             (21.5)
      Premiums and other receivables                                                                      (37.2)            (126.3)
      Unpaid claims and related items                                                                      34.1               (2.8)
      Future policy benefits and policyholders' funds                                                      34.4              138.6
      Income taxes                                                                                         21.7               39.7
      Reinsurance balances and funds                                                                      (10.6)              19.5
      Accounts payable, accrued expenses and other                                                         11.7               (7.1)
                                                                                                -----------------  -----------------
   Total                                                                                                  249.7              215.4
                                                                                                -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                       109.1              139.8
         Other                                                                                              1.1                ---
      Available for sale:
         Maturities and early calls                                                                       147.6              108.3
         Other                                                                                             82.4               32.3
   Sales of equity securities                                                                              62.7               41.9
   Sales of other investments                                                                               1.1                1.6
   Sales of fixed assets held for company use                                                               0.6                0.8
   Cash and short-term investments of subsidiary acquired                                                   1.7                ---
   Purchases of fixed maturity securities:
      Held to maturity                                                                                    (46.4)            (129.6)
      Available for sale                                                                                 (419.7)            (304.5)
   Purchases of equity securities                                                                        (143.7)             (72.6)
   Purchases of other investments                                                                          (1.7)              (1.8)
   Purchases of fixed assets held for company use                                                          (6.1)              (6.6)
   Other-net                                                                                               (8.5)              (1.9)
                                                                                                -----------------  -----------------
   Total                                                                                                 (219.5)            (192.0)
                                                                                                -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                 19.9                6.7
   Repayments of term loans                                                                               (15.0)             (36.0)
   Redemption of debentures and notes                                                                      (2.4)              (0.9)
   Dividends on common shares                                                                             (37.1)             (34.3)
   Dividends on preferred shares                                                                            ---                ---
   Purchase of treasury stock                                                                               ---                ---
   Other-net                                                                                                2.6                2.0
                                                                                                -----------------  -----------------
   Total                                                                                                  (32.0)             (62.5)
                                                                                                -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                     (1.8)             (39.1)
   Cash and short-term investments, beginning of period                                                   336.6              411.0
                                                                                                -----------------  -----------------
   Cash and short-term investments, end of period                                                        $334.8             $371.9
                                                                                                =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                               $4.7               $7.2
                                                                                                =================  =================
                                    Income taxes                                                          $49.2              $34.1
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


                                                                                  Quarters Ended               Six Months Ended
                                                                                     June 30,                     June 30,
                                                                            ---------------------------  ---------------------------
                                                                                2002          2001          2002           2001
                                                                            ------------- -------------  ------------- -------------

     Numerator:
       Income before extraordinary item.........................            $       107.5 $        91.5  $       203.0 $       175.5
       Less Preferred stock dividends...........................                       --            --             --            --
                                                                            ------------- -------------  ------------- -------------

       Numerator for basic earnings per share -
         income available to common stockholders................                    107.5          91.5          203.0         175.5

       Effect of dilutive securities:
       Convertible preferred stock dividends....................                       --            --            --             --
                                                                            ------------- -------------  ------------- -------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................            $       107.5 $        91.5  $      203.0  $       175.5
                                                                            ============= =============  ============= =============

     Denominator:
       Denominator for basic earnings per share -
         weighted-average shares...............................               120,456,722   118,783,068    120,431,510   118,774,400

     Effect of dilutive securities:
       Stock options............................................                1,265,685     1,525,552      1,111,234     1,488,707
       Convertible preferred stock..............................                    5,510        45,922         14,746        46,773
                                                                            ------------- -------------  ------------- -------------
       Dilutive potential common shares.........................                1,271,195     1,571,474      1,125,980     1,535,480
                                                                            ------------- -------------  ------------- -------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................              121,727,917   120,354,542    121,557,490   120,309,880
                                                                            ============= =============  ============= =============

     Basic earnings per share...................................            $        0.89 $        0.77  $        1.69 $        1.48
                                                                            ============= =============  ============= =============
     Diluted earnings per share.................................            $        0.88 $        0.76  $        1.67 $        1.46
                                                                            ============= =============  ============= =============

3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $93.1 at June 30, 2002. Unrealized appreciation of investments, before applicable deferred income taxes of $49.8, at June 30, 2002 included gross unrealized gains and (losses) of $199.5 and ($56.4), respectively.

     For  the  six  months  ended  June  30,  2002  and  2001,   net  unrealized
     appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(10.0) and $4.2, respectively.

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


                              Segment Reporting
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Quarters Ended                Six Months Ended
                                                                                   June 30,                       June 30,
                                                                        -----------------------------  -----------------------------
                                                                             2002            2001            2002           2001
                                                                        -------------    -------------  -------------  -------------
General Insurance Group:
     Net premiums earned.......................................         $      286.3    $      244.5   $      555.1   $       476.5
     Net investment income and other income (a)................                 48.7            49.4           96.4            98.6
                                                                        -------------   -------------  -------------  --------------
        Total..................................................         $      335.1    $      294.0   $      651.5  $        575.1
                                                                        =============   =============  =============  ==============
        Income before taxes....................................         $       45.1    $       36.3   $       85.3  $         71.5
                                                                        =============   =============  =============  ==============
        Income tax expense.....................................         $        1.3    $        9.1   $       11.9  $         17.6
                                                                        =============   =============  =============  ==============


Mortgage Guaranty Group:
    Net premiums earned........................................         $       91.1    $       88.6   $      182.7   $       175.0
    Net investment income and other income (a).................                 21.0            20.1           42.9            39.1
                                                                        -------------   -------------  -------------  --------------
       Total...................................................         $      112.2    $      108.7   $      225.6   $       214.1
                                                                        =============   =============  =============  ==============
       Income before taxes.....................................         $       71.5    $       65.6   $      141.9   $       127.2
                                                                        =============   =============  =============  ==============
       Income tax expense......................................         $       24.2    $       22.2   $       47.9   $        43.0
                                                                        =============   =============  =============  ==============


Title Insurance Group:
    Net premiums earned........................................         $      125.0    $       91.5   $      238.9   $       165.2
    Title, escrow and other fees  .............................                 63.2            66.9          125.9           116.8
                                                                        -------------   -------------  -------------  --------------
       Sub-total...............................................                188.3           158.4          364.8           282.1
    Net investment income and other income (a).................                  5.7             5.8           11.5            11.7
                                                                        -------------   -------------  -------------  --------------
       Total...................................................         $      194.0    $      164.3   $      376.3   $       293.8
                                                                        =============   =============  =============  ==============
    Income before taxes........................................         $       21.3    $       20.5   $       41.5   $        31.5
                                                                        =============   =============  =============  ==============
    Income tax expense.........................................         $        7.3    $        7.1   $       14.1   $        10.8
                                                                        =============   =============  =============  ==============

Life Insurance Group:
    Net premiums earned.......................................          $        9.8    $       10.9   $       24.6   $        25.1
    Net investment income and other income (a)................                   1.5             2.0            3.4             4.0
                                                                        -------------   -------------  -------------  --------------
       Total..................................................          $       11.4    $       12.9   $       28.0   $        29.2
                                                                        =============   =============  =============  ==============
    Income before taxes.......................................          $        1.7    $        1.2   $        3.3   $         2.7
                                                                        =============   =============  =============  ==============
    Income tax expense .......................................          $        0.6    $        0.4   $        1.3   $         1.0
                                                                        =============   =============  =============  ==============


                                                                               9

                Reconciliations of Segments to Consolidated
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Quarters Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                        -----------------------------  -----------------------------
                                                                             2002           2001            2002            2001
                                                                        -------------   -------------  -------------   -------------
Revenues:
    Total revenues for reportable segments.................             $      652.9    $      580.0   $    1,281.6    $    1,112.3
    Net realized investment gains..........................                      4.4             8.4           14.1            23.0
    Other revenues.........................................                      1.4             3.4            3.1             7.3
    Elimination of intersegment revenues (b)...............                     (0.8)           (2.6)          (1.9)           (5.9)
                                                                        -------------   -------------  -------------   -------------
       Total consolidated revenues.........................             $      657.9    $      589.2   $    1,297.0    $    1,136.8
                                                                        =============   =============  =============  ==============

    Income before taxes:
    Total income before taxes of reportable segments.......             $      139.7    $      123.7   $      272.1    $      233.0
    Net realized investment gains..........................                      4.4             8.4           14.1            23.0
    Other revenues - net...................................                     (2.4)           (3.0)          (4.3)           (6.2)
                                                                        -------------   -------------  -------------   -------------
    Income before income taxes and
       extraordinary items.................................             $      141.8    $      129.2   $      281.9    $      249.8
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

     The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which require a re-evaluation of previously settled or denied occupational disease claims, were challenged by the insurance and coal mining industries in a lawsuit filed in the United States District Court for the District of Columbia. The challenge was summarily dismissed by the Court and an appeal was filed by the insurance and coal mining industries before the United States Court of Appeals for the D.C. Circuit. The Court of Appeals upheld the regulations, for the most part, to be applied on a non- retroactive basis. It also remanded the regulations back to the Department of Labor to make certain changes. Further challenges are anticipated as the revised regulations are applied in actual claims. At this time, the potential impact on gross and net of reinsurance reserves or retrospectively rated policies due to the revised regulations is not measurable.

     In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgement motion filed by the Company's subsidiary and dismissed the lawsuit. The class plaintiffs appealed and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgement and remanded the case back to the District Court. The Company's subsidiary has filed a motion seeking a summary judgement on grounds asserted in its earlier motion but not considered by the District Court. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability, including the additional cost of defense, has been included in the Company's financial statements.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgement rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgement, excluding post-judgement interest, amounts to approximately $33.0 million. The subsidiary has appealed the judgement, and management believes that the judgement will be substantially reduced on appeal. Through June 30, 2002, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $46.9 million including its best estimate of its remaining liability and costs associated with all these issues.

                  OLD REPUBLIC INTERNATIONAL CORPORATION
      MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

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

                               FINANCIAL POSITION

Old Republic's financial position at June 30, 2002 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 3.7%, 1.9% and 6.9%, respectively. Cash and invested assets represented 70.3% and 70.5% of consolidated assets as of June 30, 2002 and December 31, 2001, respectively. Consolidated operating cash flow was positive at $249.7 million in the latest six month period, compared to $215.4 million in the same period of 2001. The increase in consolidated operating cash flow was largely due to greater contributions by the Company's three largest operating segments. In 2002, the invested asset base increased 3.3% to $5.77 billion when compared to the immediately preceding year-end principally as a result of greater operating cash flow.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2002. Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first six months of 2002, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first six months of 2002, Old Republic's investment in equity securities increased 10.9% in relation to the related invested balance at year-end 2001 due to portfolio additions offset partially by net unrealized losses. At June 30, 2002, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $4.95 billion, the long-term fixed maturity investment portfolio has an average maturity of 4.0 years and an indicated duration of 3.5. With regard to its $431.6 million common stock portfolio, the Company does not own nor engage in any type of option writing. Possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses as a likely combination of positive operating cash flow and the scheduled emergence of bond maturities should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

Among other major assets, substantially all of the Company's accounts and notes receivable are not past due, and reinsurance receivable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from responsible reinsurers.

The parent holding company has met its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. During 2002, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thereby reducing consolidated debt by approximately $15.0 million.

Old Republic's capitalization of $3.11 billion at June 30, 2002 consisted of debt of $141.9 million, a minor amount of convertible preferred stock, and common shareholders' equity of $2.97 billion. The increase in the common shareholders' equity account during the six months ended June 30, 2002 reflects primarily the retention of earnings in excess of dividend requirements, partially offset by a decline in the value of investments carried at market values. At its March 21, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date.

                              RESULTS OF OPERATIONS

Revenues:
Consolidated net premiums and fees earned in the second quarter of 2002 amounted to $575.6 million versus $502.5 million in the year ago period. For the second quarter of 2002, the Company's General Insurance Group reported earned premium volume of $286.3 million, up 17.1% from $244.5 million a year ago. The Company believes that this positive trend reflects the pricing and risk selection improvements it has been effecting for the past three years. Premiums for the Mortgage Guaranty Group increased by 2.8% to $91.1 million from $88.6 million in the year-ago quarter. Title Insurance Group premium and fee revenues increased 18.8% to $188.3 million in the second quarter of 2002 when compared to the same quarter of 2001 as a result of higher mortgage financing and refinancing activity. Life Insurance Group premium volume decreased to $9.8 million, a decrease of 9.7%, when compared to the same quarter of 2001.

Consolidated net premiums and fees earned in the first half of 2002 amounted to $1.12 billion, a 17.6% increase from the amount reported for the same 2001 period. The General Insurance Group's net premiums earned increased 16.5% to $555.1 million in the first half of 2002. The Mortgage Guaranty Group continued to experience volume growth and reported net premiums earned of $182.7 million, an increase of 4.4%. The Title Insurance Group reported premiums and fees in the first half of 2002 of $364.8 million, up from $282.1 million in the year-ago period. Life Insurance Group premiums declined 2.0% to $24.6 million during the same 2002 period. The above-cited factors for the second quarter of 2002 had similar effects on first half 2002 premium and fee revenues.

Consolidated net investment income of $134.8 million in the first half of 2002 and $67.7 million in the second quarter of 2002 were down from $137.0 million and $68.6 million, respectively, in the same quarter and six month period of 2001 due to the prevailing lower yield environment. The average annualized yield on investments was approximately 4.9% and 5.4% at the end of June 30, 2002 and 2001, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a prevailing lower yield environment during the first half of 2002, and an increase in equity investments which typically provide lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Net realized gains of $14.1 million in the first half of 2002, compared to $23.0 million in the prior year period, were substantially due to the disposition of equity securities. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2002 and 2001, 75.4% and 88.5%, respectively, of all such dispositions resulted from these factors.

Expenses:
Consolidated benefit, claim and settlement costs, as a percentage of net premiums and fees earned, were approximately 40% and 43% in the first six months of 2002 and 2001, respectively. For the second quarter of each year, these ratios were approximately 40% in 2002 and 41% in 2001. For both the second quarter and year-to-date periods of the current year, the consolidated claims ratio for property and liability coverages was affected positively by the previously noted increase in premiums earned and improved risk selection. The Mortgage Guaranty Group's claims ratio was significantly lower during the second quarter and first six months of 2002 due to better than expected trends in the resumption of payments on loans temporarily in default and in the severity of loss payments. Title claims costs were up moderately in 2002, while Life Insurance Group claim costs were lower in the latest quarter and six month period.

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

The ratio of consolidated underwriting, acquisition and insurance expenses to net premiums and fees earned was approximately 49% for both the second quarter and first six month periods of 2002 and 2001. Variations in these ratios reflect a continually changing mix of coverages sold and attendant costs of producing business. The property and liability segment's expense ratio declined slightly due to a greater increase in premium revenues than operating expenses, while the Mortgage Guaranty segment's expense ratio rose slightly in this year's second quarter and six month period. The insurance expense ratio for the title segment was lower in the first half of 2002 compared to the same period in 2001 due in part to an increase in premium and fees volume and good controls on operating expenses. Consolidated interest and other corporate charges decreased in the first half of 2002 due primarily to reduced interest costs on a gradually lower debt level.

Pretax and Net Income:
Consolidated income before taxes increased by 9.7% in the second quarter of 2002 and 12.8% in the first six months of 2002 when compared to the same periods one year ago. General Insurance Group results improved meaningfully in the second quarter due to better underwriting experience. Further growth of Mortgage Guaranty Group income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefitted the Title Insurance Group in particular, also led to greater contributions to pretax operating earnings in the current year's second quarter.

The effective consolidated income tax rate was 24.2% and 27.9% in the second quarter and six month period of 2002, respectively, and 29.4% and 30.3% for the second quarter and six month period of 2001, respectively. The second quarter and first half 2002 effective tax rates were reduced and net earnings were enhanced by tax and related interest recoveries of $10.9 million due to the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains, and underwriting/service income on the other hand.


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

(a)  The annual meeting of registrant's shareholders was held on May 24, 2002.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)  At the meeting, the shareholders voted on the following matters:

     1. The election of four Class III directors. There were at least 86,333,715 affirmative votes for each director and no more than 25,302,618 votes withheld for any single director.

     2. The approval of the 2002 Old Republic International Corporation Non-Qualified Stock Option Plan. The shareholders approved this Plan by a vote of 85,299,875 shares for the Plan, 13,629,300 shares against and 742,707 shares abstaining.

     3. Shareholder Proposal. The Company's Secretary received a notice from a shareholder in December, 2001 stating that he intended to present a resolution at the Annual Shareholder Meeting concerning the appointment of at least one woman director. In accordance with the rules of the Securities and Exchange Commission, this proposal was included in the Company's proxy solicitation materials. The shareholder, however, did not appear, in person or by proxy, to present his proposal. As a result, the proposal was not presented. However, if the proposal had been presented it would have failed. There were 11,372,687 shares voted for, 79,963,438 shares voted against and 8,335,757 shares that abstained from voting.


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





                                       Old Republic International Corporation
                                       --------------------------------------
                                                   (Registrant)





Date: August 8, 2002
      --------------




                                                /s/ John S. Adams
                                      ---------------------------------------
                                                   John S. Adams
                                              Senior Vice President &
                                              Chief Financial Officer