Form 10-Q
period 2002-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2002-11-12
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report  pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period September 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes __X__ No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                                       Shares Outstanding
                Class                                  September 30, 2002
     ---------------------------                     ----------------------
     Common Stock / $1 par value                          120,552,882







                  There are 19 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2002

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                       ---------

PART  I  FINANCIAL INFORMATION:

           CONSOLIDATED SUMMARY BALANCE SHEETS                             3

           CONSOLIDATED SUMMARY STATEMENTS OF INCOME                       4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

           NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS            7 - 10

         MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS                                        11 - 14

         CONTROLS AND PROCEDURES                                          15

PART II  OTHER INFORMATION                                                16

         SIGNATURES                                                       17

         CERTIFICATIONS                                                 18 & 19

                                                                               3

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    September 30,     December 31,
                                                                                                        2002              2001
                                                                                                  ----------------  ----------------
              Assets

Investments:  Held to maturity:
                Fixed maturity securities (at amortized cost)(fair value: $2,049.7 and $2,173.6)        $1,930.8          $2,111.8
                Other long-term investments                                                                 59.8              60.8
                                                                                                  ----------------  ----------------
                Total                                                                                    1,990.7           2,172.7
                                                                                                  ----------------  ----------------
              Available for sale:
                Fixed maturity securities (at fair value) (cost: $2,823.8 and $2,536.4)                  2,999.7           2,610.2
                Equity securities (at fair value) (cost: $498.7 and $318.3)                                447.9             391.6
                Short-term investments (at fair value which approximates cost)                             338.8             298.5
                                                                                                  ----------------  ----------------
                Total                                                                                    3,786.5           3,300.4
                                                                                                  ----------------  ----------------
              Total investments                                                                          5,777.2           5,473.1
                                                                                                  ----------------  ----------------

Other Assets: Cash                                                                                          72.8              38.0
              Accrued investment income                                                                     74.9              75.4
              Accounts and notes receivable                                                                504.5             447.5
              Federal income tax recoverable: Current                                                        2.1               ---
              Reinsurance balances and funds held                                                           57.8              60.5
              Reinsurance recoverable:Paid losses                                                           37.2              25.0
                                      Policy and claim reserves                                          1,433.6           1,390.3
              Deferred policy acquisition costs                                                            197.9             179.8
              Sundry assets                                                                                249.3             230.1
                                                                                                  ----------------  ----------------
                                                                                                         2,630.6           2,447.0
                                                                                                  ----------------  ----------------
                    Total Assets                                                                        $8,407.9          $7,920.2
                                                                                                  ================  ================

------------------------------------------------------------------------------------------------------------------------------------
              Liabilities, Preferred Stock and
                    Common Shareholders' Equity

Liabilities:  Future policy benefits                                                                      $103.0            $110.4
              Losses, claims and settlement expenses                                                     3,557.4           3,451.0
              Unearned premiums                                                                            701.1             604.1
              Other policyholders' benefits and funds                                                       55.8              53.3
                                                                                                  ----------------  ----------------
                    Total policy liabilities and accruals                                                4,417.4           4,218.8
              Commissions, expenses, fees and taxes                                                        165.3             165.8
              Reinsurance balances and funds                                                               135.1             121.2
              Federal income tax payable: Current                                                            ---               7.2
                                          Deferred                                                         414.3             376.5
              Debt                                                                                         141.8             159.0
              Sundry liabilities                                                                            86.7              87.4
                                                                                                  ----------------  ----------------
                    Total liabilities                                                                    5,360.8           5,136.1
                                                                                                  ----------------  ----------------

Preferred
Stock:        Convertible preferred stock                                                                    ---               0.3
                                                                                                  ----------------  ----------------

Common        Common stock (*)                                                                             123.7             122.1
Shareholders' Additional paid-in capital                                                                   252.2             219.8
Equity:       Retained earnings                                                                          2,626.2           2,383.2
              Accumulated other comprehensive income                                                        77.4              91.1
              Treasury stock (at cost) (*)                                                                 (32.6)            (32.6)
                                                                                                  ----------------  ----------------
                    Total Common Shareholders' Equity                                                    3,047.0           2,783.7
                                                                                                  ----------------  ----------------
                    Total Liabilities, Preferred Stock
                       and Common Shareholders' Equity                                                  $8,407.9          $7,920.2
                                                                                                  ================  ================

(*) At September 30, 2002 and December 31, 2001 there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 123,745,479 at September 30, 2002 and 122,168,699 at December 31, 2001 were issued and outstanding. As of the same dates, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,192,597 and 3,191,368 as of September 30, 2002 and December 31, 2001, respectively.
See accompanying notes.

                                                                               4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2002              2001               2002              2001
                                                             ----------------  ----------------   ----------------  ----------------
Revenues:      Net premiums earned                                   $549.6            $463.1           $1,551.1          $1,305.1
               Title, escrow and other fees                            73.6              61.3              199.5             178.1
                                                             ----------------  ----------------   ----------------  ----------------
                  Sub-total                                           623.3             524.4            1,750.7           1,483.2
               Net investment income                                   68.8              68.0              203.7             205.1
               Realized investment gains (losses)                      (3.2)             (2.4)              10.9              20.6
               Other income                                            12.1               9.5               32.7              27.3
                                                             ----------------  ----------------   ----------------  ----------------
                  Net revenues                                        701.0             599.5            1,998.1           1,736.3
                                                             ----------------  ----------------   ----------------  ----------------

Expenses:      Benefits, claims and settlement expenses               253.1             222.1              708.3             631.9
               Underwriting, acquisition and
                  insurance expenses                                  304.7             253.3              859.1             720.2
               Interest and other expenses                              1.4               4.4                6.9              14.6
                                                             ----------------  ----------------   ----------------  ----------------
                   Total expenses                                     559.3             479.9            1,574.4           1,366.8
                                                             ----------------  ----------------   ----------------  ----------------
                Income before income taxes and items below            141.6             119.6              423.6             369.5
                                                             ----------------  ----------------   ----------------  ----------------

Income Taxes:  Currently payable                                       28.1              27.8               78.5              69.9
               Deferred                                                17.1              10.4               45.4              44.0
                                                             ----------------  ----------------   ----------------  ----------------
                  Total income taxes                                   45.2              38.2              123.9             113.9
                                                             ----------------  ----------------   ----------------  ----------------
                                                                       96.4              81.3              299.6             255.5
               Other items - net                                        ---               1.0               (0.2)              2.4
                                                             ----------------  ----------------   ----------------  ----------------
Net Income:                                                           $96.3             $82.4             $299.4            $257.9
                                                             ================  ================   ================  ================




Net Income
Per Share:     Basic                                                  $0.80             $0.69              $2.48             $2.17
                                                             ================  ================   ================  ================
               Diluted                                                $0.79             $0.69              $2.46             $2.14
                                                             ================  ================   ================  ================


Dividends Per
Common Share:  Cash dividends                                         $0.16             $0.15              $0.47             $0.44
                                                             ================  ================   ================  ================

               Average number of common and common
                 equivalent shares outstanding:
                          Basic                                 120,549,496       118,928,107        120,529,081       118,917,122
                                                             ================  ================   ================  ================
                          Diluted                               121,487,344       120,260,624        121,558,013       120,336,152
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

                                                                               5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2002              2001               2002              2001
                                                             ----------------  ----------------   ----------------  ----------------

Net income as reported                                                $96.3             $82.4             $299.4            $257.9
                                                             ----------------  ----------------   ----------------  ----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                            (3.0)             (1.7)               ---              (1.9)
                                                             ----------------  ----------------   ----------------  ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                (8.7)             40.1              (10.3)             69.6
        Less: elimination of pretax realized gains (losses)
            included in income as reported                             (3.2)             (2.4)              10.9              20.6
                                                             ----------------  ----------------   ----------------  ----------------
        Pretax unrealized gains (losses) on securities
            carried at market value                                    (5.4)             42.5              (21.3)             49.0
        Deferred income taxes (credits)                                (1.7)             14.9               (7.5)             17.1
                                                             ----------------  ----------------   ----------------  ----------------
        Net unrealized gains (losses) on securities                    (3.7)             27.6              (13.7)             31.8
                                                             ----------------  ----------------   ----------------  ----------------
    Net adjustments                                                    (6.8)             25.9              (13.7)             29.9
                                                             ----------------  ----------------   ----------------  ----------------

Comprehensive income                                                  $89.5            $108.3             $285.7            $287.9
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

                                                                               6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                  ----------------------------------
                                                                                                        2002              2001
                                                                                                  ----------------  ----------------
Cash flows from operating activities:
   Net income                                                                                             $299.4            $257.9
   Adjustment to reconcile net income to
   net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (18.5)            (29.8)
      Premiums and other receivables                                                                       (42.5)           (154.0)
      Unpaid claims and related items                                                                       78.3              24.8
      Future policy benefits and policyholders' funds                                                       73.2             181.0
      Income taxes                                                                                          36.0              79.7
      Reinsurance balances and funds                                                                         4.7              18.8
      Accounts payable, accrued expenses and other                                                          20.6              16.0
                                                                                                  ----------------  ----------------
   Total                                                                                                   451.4             394.6
                                                                                                  ----------------  ----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Held to maturity:
         Maturities and early calls                                                                        245.8             212.4
         Other                                                                                               1.1               ---
      Available for sale:
         Maturities and early calls                                                                        208.3             195.3
         Other                                                                                             158.3              39.7
   Sales of equity securities                                                                               85.4              45.7
   Sales of other investments                                                                                1.5               2.4
   Sales of fixed assets held for company use                                                                0.8               1.3
   Cash and short-term investments of subsidiary acquired                                                    1.7               ---
   Purchases of fixed maturity securities:
      Held to maturity                                                                                     (71.7)           (250.9)
      Available for sale                                                                                  (660.1)           (364.9)
   Purchases of equity securities                                                                         (272.7)           (100.1)
   Purchases of other investments                                                                           (2.0)             (2.7)
   Purchases of fixed assets held for company use                                                          (10.2)            (10.0)
   Other-net                                                                                               (13.4)             (3.6)
                                                                                                  ----------------  ----------------
   Total                                                                                                  (327.3)           (235.5)
                                                                                                  ----------------  ----------------

Cash flows from financing activities:
   Increase in term loans                                                                                    ---              30.0
   Issuance of preferred and common stocks                                                                  21.3               8.7
   Repayments of term loans                                                                                (15.0)            (47.0)
   Redemption of debentures and notes                                                                       (2.5)             (0.9)
   Dividends on common shares                                                                              (56.4)            (52.2)
   Dividends on preferred shares                                                                             ---               ---
   Purchase of treasury stock                                                                                ---               ---
   Other-net                                                                                                 3.6               1.8
                                                                                                  ----------------  ----------------
   Total                                                                                                   (49.1)            (59.6)
                                                                                                  ----------------  ----------------

Increase (decrease) in cash and short-term investments                                                      75.0              99.4
   Cash and short-term investments, beginning of period                                                    336.6             411.0
                                                                                                  ----------------  ----------------
   Cash and short-term investments, end of period                                                         $411.6            $510.5
                                                                                                  ================  ================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $4.9              $8.2
                                                                                                  ================  ================
                                    Income taxes                                                           $80.1             $31.8
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1.  Accounting Policies and Basis of Presentation:

    The  accompanying   consolidated  summary  financial  statements  have  been
    prepared  in  conformity  with  generally  accepted  accounting   principles
    ("GAAP") as described in the Corporation's latest annual report to shareholders or as disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the accompanying statements have been reflected therein.

    During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets are no longer being amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment.

2.  Common Share Data:

    Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income before extraordinary items and number of shares used in basic and diluted earnings per share calculations.

                                                                          Quarters Ended                 Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    ---------------------------     ---------------------------
                                                                        2002           2001             2002           2001
                                                                    ------------   ------------     ------------   ------------
     Numerator:
       Income before extraordinary item.........................    $       96.3   $       82.4     $      299.4   $      257.9
       Less Preferred stock dividends...........................              --             --               --             --
                                                                    ------------   ------------     ------------   ------------

       Numerator for basic earnings per share -
         income available to common stockholders................            96.3           82.4            299.4          257.9

       Effect of dilutive securities:
       Convertible preferred stock dividends....................              --             --               --             --
                                                                    ------------   ------------     ------------   ------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................    $       96.3   $       82.4     $      299.4   $      257.9
                                                                    ============   ============     ============   ============


     Denominator:
       Denominator for basic earnings per share -
         weighted-average shares...............................      120,549,496    118,928,107      120,529,081    118,917,122

     Effect of dilutive securities:
       Stock options............................................         932,338      1,288,446        1,017,299      1,373,168
       Convertible preferred stock..............................           5,510         44,071           11,633         45,862
                                                                    ------------   ------------     ------------   ------------
       Dilutive potential common shares.........................         937,848      1,332,517        1,028,932      1,419,030
                                                                    ------------   ------------     ------------   ------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................     121,487,344    120,260,624      121,558,013    120,336,152
                                                                    ============   ============     ============   ============

     Basic earnings per share...................................    $       0.80   $       0.69     $       2.48   $       2.17
                                                                    ============   ============     ============   ============
     Diluted earnings per share.................................    $       0.79   $       0.69     $       2.46   $       2.14
                                                                    ============   ============     ============   ============

3.  Unrealized Appreciation of Investments:

    Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $89.3 at September 30, 2002. Unrealized appreciation of investments, before applicable deferred income taxes of $48.1, at September 30, 2002 included gross unrealized gains and (losses) of $254.4 and ($116.9), respectively.

    For the nine months ended September 30, 2002 and 2001, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(13.7) and $31.8, respectively.


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

                               Segment Reporting
-------------------------------------------------------------------------------------------------------------------------------

                                                                          Quarters Ended                 Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    ---------------------------     ---------------------------
                                                                        2002           2001             2002           2001
                                                                    ------------   ------------     ------------   ------------
       General Insurance Group:
         Net premiums earned....................................    $      303.4   $      257.7     $      858.5   $      734.2
         Net investment income and other income (a).............            48.3           48.0            144.7          146.7
                                                                    ------------   ------------     ------------   ------------
              Total.............................................    $      351.8   $      305.8     $    1,003.3   $      880.9
                                                                    ============   ============     ============   ============
         Income before taxes....................................    $       46.8   $       36.1     $      132.1   $      107.7
                                                                    ============   ============     ============   ============
         Income tax expense.....................................    $       13.1   $        9.0     $       25.1   $       26.7
                                                                    ============   ============     ============   ============


       Mortgage Guaranty Group:
         Net premiums earned....................................    $       95.9   $       86.9     $      278.6   $      262.0
         Net investment income and other income (a).............            23.2           20.9             66.1           60.1
                                                                    ------------   ------------     ------------   ------------
              Total.............................................    $      119.1   $      107.9     $      344.8   $      322.1
                                                                    ============   ============     ============   ============
         Income before taxes....................................    $       70.8   $       65.9     $      212.7   $      193.1
                                                                    ============   ============     ============   ============
         Income tax expense.....................................    $       23.9   $       22.2     $       71.9   $       65.3
                                                                    ============   ============     ============   ============


       Title Insurance Group:
         Net premiums earned....................................    $      135.6   $      105.1     $      374.5   $      270.4
         Title, escrow and other fees  .........................            73.6           61.3            199.5          178.1
                                                                    ------------   ------------     ------------   ------------
              Sub-total.........................................           209.2          166.5            574.1          448.6
         Net investment income and other income (a).............             5.7            5.9             17.2           17.7
                                                                    ------------   ------------     ------------   ------------
              Total.............................................    $      215.0   $      172.4     $      591.3   $      466.3
                                                                    ============   ============     ============   ============
         Income before taxes....................................    $       26.9   $       21.3     $       68.4   $       52.8
                                                                    ============   ============     ============   ============
         Income tax expense.....................................    $        9.2   $        7.4     $       23.3   $       18.2
                                                                    ============   ============     ============   ============

       Life Insurance Group:
         Net premiums earned....................................    $       14.6   $       13.2     $       39.3   $       38.4
         Net investment income and other income (a).............             1.8            1.9              5.2            5.9
                                                                    ------------   ------------     ------------   ------------
              Total.............................................    $       16.4   $       15.1     $       44.5   $       44.4
                                                                    ============   ============     ============   ============
         Income before taxes....................................    $        1.3   $        1.2     $        4.7   $        4.0
                                                                    ============   ============     ============   ============
         Income tax expense ....................................    $        0.5   $        0.4     $        1.8   $        1.4
                                                                    ============   ============     ============   ============

                                                                               9

                   Reconciliations of Segments to Consolidated
-------------------------------------------------------------------------------------------------------------------------------

                                                                          Quarters Ended                 Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    ---------------------------     ---------------------------
                                                                        2002           2001             2002           2001
                                                                    ------------   ------------     ------------   ------------
       Revenues:
         Total revenues for reportable segments.................    $      702.5   $      601.4     $    1,984.1   $    1,713.7
         Net realized investment gains (losses) ................            (3.2)          (2.4)            10.9           20.6
         Other revenues.........................................             2.7            2.7              5.8           10.0
         Elimination of intersegment revenues (b)...............            (0.9)          (2.1)            (2.8)          (8.0)
                                                                    ------------   ------------     ------------   ------------
              Total consolidated revenues.......................    $      701.0   $      599.5     $    1,998.1   $    1,736.3
                                                                    ============   ============     ============   ============

       Income before taxes:
         Total income before taxes of reportable segments.......    $      145.9   $      124.6     $      418.0   $      357.7
         Net realized investment gains (losses) ................            (3.2)          (2.4)            10.9           20.6
         Other revenues - net...................................            (1.0)          (2.5)            (5.3)          (8.8)
                                                                    ------------   ------------     ------------   ------------
         Income before income taxes and
              extraordinary items...............................    $      141.6   $      119.6     $      423.6   $      369.5
                                                                    ============   ============     ============   ============

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

    The Federal Department of Labor has revised the Federal Black Lung Program regulations effective January 19, 2001. These new regulations, which require a re-evaluation of previously settled or denied occupational disease claims, were challenged by the insurance and coal mining industries in a lawsuit filed in the United States District Court for the District of Columbia. The challenge was summarily dismissed by the Court and an appeal was filed by the insurance and coal mining industries before the United States Court of Appeals for the D.C. Circuit. The Court of Appeals upheld the regulations, for the most part, to be applied on a non-retroactive basis. It also remanded the regulations back to the Department of Labor to make certain changes. Further challenges are anticipated as the revised regulations are applied in actual claims. At this time, the potential impact on gross and net of reinsurance reserves or retrospectively rated policies due to the revised regulations is not measurable.

    In December 1999, a class action lawsuit was filed against one of the Company's mortgage guaranty insurance subsidiaries in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgment motion filed by the Company's subsidiary and dismissed the lawsuit. The class plaintiffs appealed and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The Company's subsidiary has filed a motion seeking a summary judgment on grounds asserted in its earlier motion but not considered by the District Court. While the District Court has not yet ruled on the subsidiary's summary judgment motion, it recently denied a similar summary judgment motion filed by an unrelated mortgage guaranty insurer in a similar class action lawsuit before the same Court. The ultimate outcome of the litigation cannot be foreseen at the present time, but as a result of these recent developments, the subsidiary has established a $4.8 million reserve charge for estimated legal and other expenses likely to be incurred in this litigation.

    The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0 million. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through September 30, 2002, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $47.5 million including its best estimate of its remaining liability and costs associated with all these issues.

     OLD REPUBLIC INTERNATIONAL CORPORATION MANAGEMENT ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS
                 Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------


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

                          CHANGE IN ACCOUNTING POLICIES

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets are no longer being amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. For the three most recent calendar years, quarterly goodwill amortization charges against consolidated operations averaged approximately $1.0 million.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 2002 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 6.2%, 4.4% and 9.5%, respectively. Cash and invested assets represented 70.5% of consolidated assets as of September 30, 2002 and December 31, 2001. Consolidated operating cash flow was positive at $451.4 million in the latest nine month period, compared to $394.6 million in the same period of 2001. The increase in consolidated operating cash flow was largely due to contributions by the Company's three largest operating segments, most notably the General Insurance Group. As of September 30, 2002, the invested asset base had increased 6.1% to $5.92 billion when compared to the immediately preceding year-end principally as a result of such greater operating cash flow.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2002. Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and the timing of longer term investment commitments. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first nine months of 2002, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first nine months of 2002, Old Republic's investment in equity securities increased 14.4% in relation to the related invested balance at year-end 2001 due to portfolio additions offset by net unrealized losses caused by declining securities markets. At September 30, 2002, the carrying value of bond and note investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching considerations into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $5.04 billion, the long-term fixed maturity investment portfolio has an average maturity of 4.0 years and an indicated duration of 3.6. With regard to its $447.9 million equity portfolio, the Company does not own nor engage in any type of option writing.

Possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. In such circumstances, the likely combination of positive operating cash flow and the scheduled emergence of maturities from the Company's short duration bond portfolio should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level. The Company reviews the status and market value changes of its securities portfolio throughout the year, and provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Unrealized gains or losses on securities classified as available for sale and carried at fair value are reflected directly in shareholders' equity.

Among other major assets, substantially all of the Company's receivables are not past due, and reinsurance recoverable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from responsible reinsurers. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in underwriting results. The Company's deferred acquisition cost balances have not fluctuated materially from period to period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. In contemplation of such restrictions and approvals, the Company can receive up to $199.5 million in dividends from its subsidiaries in 2002. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's cash outflow represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 million to meet unanticipated liquidity needs. During 2002, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thus reducing consolidated debt by approximately $15.0 million.

Old Republic's capitalization of $3.18 billion at September 30, 2002 consisted of debt of $141.8 million, a minor amount of convertible preferred stock, and common shareholders' equity of $3.04 billion. The increase in the common shareholders' equity account during the nine months ended September 30, 2002 reflects primarily the retention of earnings in excess of dividend requirements, partially offset by a decline in the value of investments carried at fair values. At its March 21, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date; no stock has as yet been acquired through September 30, 2002.


                              RESULTS OF OPERATIONS

Revenues:
The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                                         Quarters Ended                               Nine Months Ended
                                                          September 30,                                 September 30,
                                           ------------------------------------------    ------------------------------------------
                                               2002           2001             %             2002           2001             %
                                           ------------   ------------   ------------    ------------   ------------   ------------
General..................................  $      303.4   $      257.7        17.8%      $      858.5   $      734.2        16.9%
Mortgage Guaranty........................          95.9           86.9        10.3              278.6          262.0         6.4
Title....................................         209.2          166.5        25.7              574.1          448.6        28.0
Life & Health............................          14.6           13.2        10.6               39.3           38.4         2.3
    Consolidated.........................  $      623.3   $      524.4        18.9%      $    1,750.7   $    1,483.2        18.0%
                                           ==========================================    ==========================================

In 2002, general insurance premium growth has resulted principally from the positive pricing and risk selection changes the Company has effected during the past three years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. In 2002, title insurance premium and fee revenues reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly strong mortgage refinancing activity driven by a fairly consistent drop in mortgage rates during the past twenty-four months. Premium volume in the Company's smallest segment of life and health insurance has continued to reflect the flattish trends of the past several years as growth for the Company's limited product offerings has been inhibited by significant price competition among life and health insurers.

Consolidated net investment income of $203.7 million in the first nine months of 2002 and $68.8 million in the third quarter of 2002 was basically flat when compared to $205.1 million and $68.0 million posted in the same respective periods of 2001 due to a lower yield environment offsetting the benefits of a higher invested asset base. The average annualized yield on investments was approximately 4.8% and 5.2% at the end of September 30, 2002 and 2001, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, the continuation of a low yield environment during the first nine months of 2002, and a moderate increase in equity investments which typically produce lower current yields.

The Company's investment policies have not been designed to maximize realized investment gains. Net realized gains of $10.9 million in the first nine months of 2002, compared to $20.6 million in the prior year period, result from dispositions and write-downs of fixed maturity and equity securities. For the third quarter of 2002, net realized losses were $3.2 million compared to net realized losses of $2.4 million reported for the third quarter of 2001. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2002 and 2001, 74.0% and 91.1%, respectively, of all such dispositions resulted from these factors.

Expenses:
The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's operating segments were as follows:

                                                                           Quarters Ended                Nine Months Ended
                                                                            September 30,                  September 30,
                                                                     ---------------------------    ---------------------------
                                                                         2002           2001            2002           2001
                                                                     ------------   ------------    ------------   ------------
General.........................................................           73.0%          74.7%           73.2%          74.8%
Mortgage Guaranty...............................................           13.6           15.5            12.6           16.9
Title...........................................................            4.9            4.2             4.8            4.0
Life & Health...................................................           64.9           65.6            58.5           59.3
    Consolidated................................................           40.6%          42.4%           40.5%          42.6%
                                                                     ===========================    ===========================

The 2002 general insurance claims ratios compare to 75.3% and 77.9% registered for all of 2001 and 2000, respectively. The downtrend in this major cost factor is deemed to reflect the aforementioned pricing and risk selection improvements effected in the past thirty-six months or so. The lower mortgage guaranty claims ratios for the 2002 periods result from a decline in claim provisions driven principally by a decline in expected claim severity. For 2001, the mortgage guaranty loss ratio was 16.1% vs. 15.0% for all of 2000. The uptrend in the 2002 title insurance claims ratio stems from a rise in the net provision for ultimate claim costs from the historically low levels of 4.0% and 3.6% achieved in years 2001 and 2000, respectively. Old Republic's life and health benefit and claims ratio, though reasonably stable in the periods reported upon, can vary widely from period to period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period to period contributions of each segment to consolidated results and this ratio's variances within each segment.

Consolidated benefit, claim, and related settlement costs for each of the Company's business segments are affected by the adequacy of reserves established for current and prior years' claim occurrences. Such reserves are recorded on a case by case basis and by means of a large number of formulas and calculations to cover known as well as incurred but not as yet reported claims at each balance sheet date. In the aggregate, the Company's past record in establishing such reserves has not indicated deficiencies for many years. However, the reserves posted by insurers such as the Company are necessarily based on a wide variety of estimates made by a large number of employees and third parties such as independent claim adjusters and attorneys, can be affected by lagging claim emergence or reporting delays, and their ultimate disposition is subject to a multitude of economic, political, judicial and societal factors that cannot be anticipated or quantified accurately. Accordingly, there can be no guaranty that such reserves will always be on the mark.

The ratio of consolidated underwriting, acquisition and other operating expenses to net premiums and fees earned was 47.0% and 46.3% in the first nine months of 2002 and 2001, respectively, and 46.7% and 46.3% for the third quarters of 2002 and 2001, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business by the Company's four business segments. The following table sets forth the expense ratios recorded by each business segment for the periods shown:

                                                                           Quarters Ended                Nine Months Ended
                                                                            September 30,                  September 30,
                                                                     ---------------------------    ---------------------------
                                                                         2002           2001            2002           2001
                                                                     ------------   ------------    ------------   ------------
General.........................................................           25.6%          25.6%           25.9%          26.7%
Mortgage Guaranty...............................................           29.6           26.8            28.7           27.2
Title...........................................................           84.8           86.1            86.0           87.5
Life & Health...................................................           37.7           38.6            42.2           45.3
    Consolidated................................................           46.7%          46.3%           47.0%          46.3%
                                                                     ===========================    ===========================

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The slight 2002 year-to-date downtrend in the General Insurance Group's expense ratio reflects the benefits of firm expense management in the face of a greater revenue base. The same factor affects the expense ratios for Old Republic's mortgage guaranty and title insurance segments, though the former's ratio for 2002 was impacted adversely by a third quarter $4.8 million expense provision applicable to an outstanding class action lawsuit.

Pretax and Net Income:
Consolidated income before taxes increased by 18.4% in the third quarter of 2002 and 14.6% in the first nine months of 2002 when compared to the same periods one year ago. The following table reflects each segment's contribution to pretax operating results, which excludes realized investment gains or losses:

                                                         Quarters Ended                               Nine Months Ended
                                                          September 30,                                 September 30,
                                           ------------------------------------------    ------------------------------------------
                                               2002           2001             %             2002           2001             %
                                           ------------   ------------   ------------    ------------   ------------   ------------
General..................................  $       46.8   $       36.1        29.6%      $      132.1   $      107.7        22.7%
Mortgage Guaranty........................          70.8           65.9         7.5              212.7          193.1        10.2
Title....................................          26.9           21.3        26.3               68.4           52.8        29.6
Life & Health............................           1.3            1.2         6.1                4.7            4.0        16.4
    Consolidated.........................  $      144.9   $      122.1        18.7%      $      412.7   $      348.9        18.3%
                                           ==========================================    ==========================================

General Insurance Group earnings improved meaningfully in 2002 by virtue of better underwriting experience. Further growth of Mortgage Guaranty Group income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefitted the Title Insurance Group in particular, also led to greater contributions to consolidated pretax operating earnings in the current year.

The effective consolidated income tax rate was 31.9% and 29.3% in the third quarter and first nine months of 2002, respectively, and 32.0% and 30.8% for the same periods of 2001, respectively. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9 million, or 9 cents per share in the second quarter of 2002 from the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains or losses, and underwriting/service income on the other hand.

                                OTHER INFORMATION

Reference is here made to "Information About Segments of Business" appearing elsewhere herein.

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

Some of the statements made in this report, as well as oral statements or commentaries made by the Company's official in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements, commentaries or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected in particular by the level of market competition which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the parent company level, operating earnings or losses are generally affected by the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                        ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Based on their review and evaluation, conducted within ninety days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer are of the opinion that the Company's disclosure controls and procedures are effective, and that there have been no significant changes in internal controls or other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation. Disclosure controls and procedures means such controls and procedures as are designed to ensure that information required to be disclosed by the Company in its reports filed with the Securities and Exchange Commission is accumulated and communicated to the aforementioned executives to allow timely decisions regarding required disclosure.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                   FORM 10 - Q
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a) Exhibits

       None


 (b) Reports on Form 8-K

       1. On August 9, 2002, the Company filed a Current Report on Form 8-K to file the Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings and the Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as required by the Securities and Exchange Commission Order No. 4-460 of June 27, 2002.


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





                                         Old Republic International Corporation
                                         --------------------------------------
                                                      (Registrant)





Date: November 7, 2002
     ------------------






                                           /s/       John S. Adams
                                         --------------------------------------
                                                     John S. Adams
                                                Senior Vice President &
                                                Chief Financial Officer

                                  CERTIFICATION


I, Aldo C. Zucaro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Old Republic International Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    Date: November 7, 2002                     /s/      Aldo C. Zucaro
                                             ----------------------------------
                                             Chief Executive Officer, President
                                             and Director

                                  CERTIFICATION


I, John S. Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Old Republic International Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    Date: November 7, 2002                       /s/      John S. Adams
                                                -------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer