Form 10-K
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-03-26
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
  OF 1934 (FEE REQUIRED)

  For the fiscal year ended: December 31, 2002
                             -----------------
                                       OR

_ TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
  ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from ____________________ to _______________________

  Commission File Number: 0-4625
                          ------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              No. 36-2678171
-------------------------------------------- -----------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

307 North Michigan Avenue, Chicago, Illinois                60601
-------------------------------------------- -----------------------------------
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: 312-346-8100
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
            Title of each class                        on Which Registered
            -------------------                      -----------------------

7% Subordinated Debentures Due June 15, 2007         New York Stock Exchange
--------------------------------------------         -----------------------
         Common Stock/$1 par value                   New York Stock Exchange
         -------------------------                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: _X_/ No:___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_/ No:___

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was $3,460,881,154.

The Company had 120,618,769 shares of Common Stock outstanding as of February 28, 2003.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

               Title                                           Part

Proxy statement for the 2003 Annual
  Meeting of Shareholders                           III, Items 10, 11, 12 and 13
Exhibits as specified in exhibit index (page 55)    IV, Items 14 and 15


                                ----------------
                        There are 56 pages in this report

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

                                                                         ($ in Millions)
                                     ----------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                     ----------------------------------------------------------------------------------------
                                                  Net Revenues (b)                         Income (Loss) Before Taxes
                                     ------------------------------------------    ------------------------------------------
                                         2002            2001           2000           2002           2001            2000
                                     ------------    -----------    -----------    -----------    ------------    -----------
  General.......................     $   1,376.7     $  1,195.0     $  1,057.1     $    182.1     $     141.4     $    116.9
  Mortgage Guaranty.............           467.1          436.0          395.3          267.7           261.9          240.1
  Title.........................           836.5          648.9          518.7           97.8            74.6           40.3
  Life..........................            57.0           58.4           62.0            6.4             4.9            5.3
  Other Operations - Net........             5.0            5.2            3.6           (7.1)           (8.8)         (10.0)
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Subtotal....................         2,742.4        2,343.7        2,036.9          546.9           474.2          392.7
  Realized Investment Gains.....            13.9           29.7           33.6           13.9            29.7           33.6
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Total.......................     $   2,756.4     $  2,373.4     $  2,070.6     $    560.9     $     503.9     $    426.4
                                     ============    ===========    ===========    ===========    ============    ===========

                                                                                             Assets at December 31,
                                                                                   ------------------------------------------
                                                                                      2002           2001            2000
                                                                                   -----------    -----------     -----------
  General.....................................................................     $  5,876.5     $  5,451.9      $  5,111.4
  Mortgage Guaranty...........................................................        1,921.2        1,731.6         1,483.3
  Title.......................................................................          619.9          536.0           491.2
  Life........................................................................          233.3          236.3           244.5
    Consolidated..............................................................     $  8,715.4     $  7,920.2      $  7,281.4
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

     Liability Coverages: Commercial automobile (mostly trucks) full coverage protection, workers' compensation and general liability (including the general liability portion of commercial package policies) are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic specializes in a number of industries, most prominently the transportation (trucking and general aviation), construction, forest products and energy industries. Most such business is produced through independent agency and brokerage channels.

     The basic rates charged for workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws or increases in claim frequency or severity may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.

     Over the years, the Corporation has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2002, production of commercial automobile (principally trucking) direct insurance premiums accounted for 35.2% of consolidated direct premiums written by the General Insurance Group. For the same year, workers' compensation and general liability direct insurance premiums amounted to 20.4% and 13.7%, respectively, of consolidated direct premiums written.

     Over the years, specialty programs have been expanded or initiated to insure corporations' exposures to directors and officers as well as errors and omissions liability, and to insure owners and operators of private aircraft for hull and liability exposures and airport facilities.

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

     Property and Other Coverages: Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for commercial properties. Such insurance is produced principally through independent agencies or brokers. Fidelity and surety coverages are underwritten through independent agents by the Old Republic Surety Group. Old Republic Insured Credit Services, Inc. has marketed loan and retail installment sales credit indemnity insurance since 1955 through commercial banks, thrifts and other lending institutions. This coverage provides a limited indemnity to lenders on home equity and home improvement loans as well as installment sales contracts. Auto warranty and home warranty coverages are marketed by Old
Republic through its own employees and selected independent agents. Travel insurance is produced through independent travel agents in the United States and Canada. The coverages provided under these policies, some of which are also underwritten by the Company's Life Insurance Group, include trip delay and trip cancellation protection for insureds.


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

     The Corporation's mortgage insurance business originates from mortgage bankers (54.2%), commercial banks (16.2%), savings institutions (14.3%) and other mortgage originators (15.3%). The profitability of the Corporation's insurance products is not tied in any significant degree to the financial well being of these institutions. While it is possible that the failure of a large number of such institutions could increase the competition for sales of certain insurance products to the surviving institutions, it is also likely that other institutions or providers of financial services would emerge to take their place.

     Premiums charged depend on the loan-to-value ratio, the coverage offered, the type of loan instrument (whether fixed rate/fixed payment or an adjustable mortgage loan) and whether the property is to be investor or owner occupied. The Corporation offers annual, monthly and single premium payment plans. Annual plans provide coverage on a year-to-year basis and monthly plans provide coverage on a month-to-month basis. Renewal premiums for annual and monthly plans are charged on the basis of the original loan amount, or, if selected, on the outstanding loan balance on the anniversary date of the loan. Single premium plans provide coverage for the life of the loan, unless the plan uses a specified term of a period of three to fifteen years. Approximately 94% of the Corporation's direct mortgage insurance in force as of December 31, 2002, has been written under monthly plans.

     The Corporation limits its primary mortgage insurance to lenders approved by it and supervised or regulated by federal or state authorities in order to obtain reasonable assurance as to the effectiveness of such institutions' lending practices. A master policy is issued to each approved lender and provides that the lender must submit individual loans for insurance to the Company. The loan is subject to certain underwriting criteria and must be approved by the Corporation before the Corporation issues a commitment to insure the loan (except in the case of delegated underwriting described herein). When the loan is consummated, a certificate of insurance is provided to the lender. The Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), purchasers of many of the loans the Corporation insures.

     Delegated underwriting is a program whereby approved lenders are allowed to commit the Corporation to insure loans following preset underwriting guidelines. Loans insured through delegated underwriting amount to 33.9% of total new insurance written in 2002.


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

     The premiums charged for the issuance of title insurance policies vary with the policy amount and the type of policy issued. The premium is collected in full when the real estate transaction is closed, there being no recurring fee thereafter. In many areas, premiums charged on subsequent policies on the same property may be reduced, depending generally upon the time elapsed between issuance of the previous policies and the nature of the transactions for which the policies are issued. Most of the charge to the customer relates to title services rendered in conjunction with the issuance of a policy rather than to the possibility of loss due to risks insured against. Accordingly, the cost of service performed by a title insurer relates for the most part to the prevention of loss rather than to the assumption of the risk of loss. Claim losses that do occur result primarily from title search and examination mistakes, fraud, forgery, incapacity, missing heirs and escrow processing errors.

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

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the General, Mortgage Guaranty, Title, and Life insurance groups; and 2) the net retained life insurance in force at the end of the years shown:

                                                                                            ($ in Millions)
                                                                            -------------------------------------------------
                                                                                         Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                2002              2001              2000
                                                                            -------------     -------------     -------------
   General Insurance Group:
     Overall Experience:
     Net Premiums Written.............................................      $    1,268.7      $    1,078.5      $      885.4
     Net Premiums Earned .............................................      $    1,182.3      $    1,000.7      $      859.8
     Loss Ratio.......................................................             72.7%             75.4%             77.8%
     Policyholders' Dividend Ratio....................................              (.1)              (.1)               .1
     Expense Ratio ...................................................             25.8              26.7              28.1
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................             98.4%            102.0%            106.0%
                                                                            =============     =============     =============

     Experience By Major Coverages:
     Commercial Automobile (Principally trucking):
     Net Premiums Earned .............................................      $      508.0      $      457.7      $      427.5
     Loss Ratio.......................................................             78.4%             82.4%             91.4%
                                                                            =============     =============     =============

     Workers' Compensation:
     Net Premiums Earned .............................................      $      226.2      $      173.9      $      142.4
     Loss Ratio.......................................................             93.7%             90.0%             89.9%
     Policyholders' Dividend Ratio....................................              (.5%)            (1.0%)              .4%
                                                                            =============     =============     =============

     General Liability:
     Net Premiums Earned .............................................      $       55.3      $       53.7      $       44.1
     Loss Ratio.......................................................             67.5%             70.8%             64.7%
                                                                            =============     =============     =============

     Property:(a)
     Net Premiums Earned .............................................      $      151.9      $      128.1      $      118.0
     Loss Ratio.......................................................             51.4%             59.1%             54.0%
                                                                            =============     =============     =============

     Other Coverages:(b)
     Net Premiums Earned .............................................      $      240.8      $      187.2      $      127.5
     Loss Ratio.......................................................             55.7%             57.0%             45.0%
                                                                            =============     =============     =============

   Mortgage Guaranty Group:
     Net Premiums Earned..............................................      $      376.2      $      353.1      $      331.4
     Loss Ratio.......................................................             14.1%             16.1%             15.0%
     Expense Ratio....................................................             32.3              27.5              29.6
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................             46.4%             43.6%             44.6%
                                                                            =============     =============     =============

   Title Insurance Group:(c)
     Net Premiums Earned..............................................      $      524.8      $      382.7      $      307.6
     Combined Net Premiums & Fees Earned..............................      $      813.4      $      625.3      $      494.0
     Loss Ratio.......................................................              5.0%              4.0%              3.6%
     Expense Ratio....................................................             85.6              87.2              92.4
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................             90.6%             91.2%             96.0%
                                                                            =============     =============     =============

   Life Insurance Group:(d)
     Net Premiums Earned..............................................      $       50.1      $       50.6      $       53.4
     Benefits & Claims Ratio..........................................             58.0%             59.7%             55.3%
     Expense Ratio....................................................             42.5              45.4              50.6
                                                                            -------------     -------------     -------------
     Composite Ratio..................................................            100.5%            105.1%            105.9%
                                                                            =============     =============     =============
     Net Retained Life Insurance in Force.............................      $    7,383.6      $    7,500.4      $    6,849.1
                                                                            =============     =============     =============

----------
Certain minor reclassifications of 2001 and 2000 data have been reflected in the above table to conform to current presentation.
(a) Consists principally of fire, allied lines, commercial multi-peril and inland marine coverages. (b) Consists principally of home and auto warranty, fidelity, surety, aviation, credit indemnity, directors & officers and errors & omissions coverages. (c) Title loss, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned. (d) Life Group benefits and claims ratios take into account combined future benefit and claims reserves.

     Variations in the loss (including related claim settlement expense) ratios are caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. Such variability is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. The general insurance portion of the claims ratio improved in 2002 compared to 2001 which also reflected an improvement over 2000. In addition to the effect of a soft pricing environment for most property and liability coverages during the 1990's, greater severity for recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 2000. The higher ratios in 2000 were largely driven by commercial automobile (truck) liability insurance coverages. The general insurance claims ratios for 2002 continued to reflect, in most cases, the pricing and risk selection improvements that began to emerge in 2000.

     The lower 2002 mortgage guaranty claims ratio results from a decline in claim provisions driven principally by a drop in expected claim severity. The improvement in the 2000 ratio was mostly attributable to the strong employment, housing markets, and good general economic conditions which led to reasonably stable loan default rates and higher cure rates for loans exhibiting payment difficulties. A small increase in 2001 was largely the result of a moderately higher loan default rate factor.

     The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The uptrend in the 2002 title insurance loss ratio stems from a rise in the net provision for ultimate claim costs from the historically low levels achieved in years 2001 and 2000.


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

     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and ongoing changes in claim frequency patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, or changes in economic conditions. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $145.7 million, $151.3 million and $151.7 million, as of December 31, 2002, 2001 and 2000, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience and assumptions as to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented in the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 million or less as to each claim. At December 31, 2002, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $104.5 million gross, and $56.9 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.1 years (gross) and 14.9 years (net) of average annual claims payments. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including:
a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2002, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

     The subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1992 through 2002. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

                                                          ($ in Millions/Percentages to Nearest Whole Point)
-----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:              1992     1993     1994     1995     1996     1997     1998     1999     2000     2001     2002
                                    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability(1) for unpaid
    claims and claim adjustment
    and claim adjustment
    expenses(2):                   $1,573   $1,700   $1,768   $1,821   $1,829   $1,846   $1,742   $1,699   $1,661   $1,678   $1,802
                                   ================================================================================================
(c) Paid (cumulative) as of (3):
    ----------------------------
    One year later                    20%      20%      21%      22%      20%      23%      25%      25%      26%      25%       -%
    Two years later                   32       33       35       34       35       39       39       41       41        -        -
    Three years later                 41       42       42       43       45       48       50       51        -        -        -
    Four years later                  47       47       48       49       50       55       56        -        -        -        -
    Five years later                  50       52       53       53       56       60        -        -        -        -        -
    Six years later                   54       55       56       58       60        -        -        -        -        -        -
    Seven years later                 57       58       60       62        -        -        -        -        -        -        -
    Eight years later                 59       61       64        -        -        -        -        -        -        -        -
    Nine years later                  63       65        -        -        -        -        -        -        -        -        -
    Ten years later                   66%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                  =================================================================================================
(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    as of (4):
    -----------------------------
    One year later                    97%      95%      95%      96%      94%      93%      96%      96%      97%     100%       -%
    Two years later                   94       91       93       92       88       89       93       95       98        -        -
    Three years later                 93       93       90       87       84       87       93       97        -        -        -
    Four years later                  96       91       87       83       82       87       95        -        -        -        -
    Five years later                  95       89       84       82       83       89        -        -        -        -        -
    Six years later                   93       86       84       82       85        -        -        -        -        -        -
    Seven years later                 92       86       85       85        -        -        -        -        -        -        -
    Eight years later                 92       88       88        -        -        -        -        -        -        -        -
    Nine years later                  94       91        -        -        -        -        -        -        -        -        -
    Ten years later                   96%       -%       -%       -%      -%        -%       -%       -%       -%       -%       -%
                                  =================================================================================================

(e) Redundancy (deficiency)(5)
    for each year-end at (a):          4%       9%      12%      15%     15%       11%       5%       3%       2%       -%       -%
                                  =================================================================================================
    Average for all year-ends
    at (a):                                                                                                                    7.9%
                                                                                                                               ====

----------
(1) Amounts are reported net of reinsurance. (2) Excluding unallocated loss adjustment expense reserves. (3) Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the Company of certain previously ceded loss reserves from assuming reinsurers through commutations of then existing reserves.
    (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses. (5) Beginning liability less the most current liability reestimated (line d) as a percent of beginning liability (line b).

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

                                                                                                ($ in Millions)
                                                                                   -------------------------------------------
                                                                                            Years Ended December 31,
                                                                                   -------------------------------------------
                                                                                       2002           2001            2000
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the beginning of each year, net of reinsurance losses recoverable.....     $  1,678.9     $   1,661.5     $   1,699.2
                                                                                   -----------    ------------    ------------
  Incurred claims and claim adjustment expenses:
     Provisions for insured events of the current year........................          814.6           749.1           690.2
     Change in provision for insured events of prior years....................           (7.1)          (44.5)          (66.6)
                                                                                   -----------    ------------    ------------
          Total incurred claims and claim adjustment expenses.................          807.5           704.6           623.6
                                                                                   -----------    ------------    ------------
  Payments:
     Claims and claim adjustment expenses attributable to insured
          events of the current year..........................................          260.7           269.0           258.7
     Claims and claim adjustment expenses attributable to insured
         events of prior years................................................          423.1           418.2           402.6
                                                                                   -----------    ------------    ------------
          Total payments......................................................          683.8           687.2           661.3
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the end of each year (a), net of reinsurance losses recoverable.......        1,802.5         1,678.9         1,661.5
  Reinsurance losses recoverable..............................................        1,363.0         1,261.2         1,235.0
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses..........     $  3,165.5     $   2,940.1     $   2,896.5
                                                                                   ===========    ============    ============

----------
(a) Reserves for incurred but not reported losses amounted to approximately 25.3%, 24.3%, and 24.8% of the totals shown as of December 31, 2002, 2001 and 2000, respectively.

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities.

     All investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate obligations, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policies are also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. The following tables show invested assets at the end of the last three years, together with investment income for such years:

                            Consolidated Investments
                                 ($ in Millions)
                                  December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       2002            2001            2000
                                                                                   -----------     ------------    ------------
  Held to Maturity
  ----------------
  Fixed Maturity Securities:
     Utilities..............................................................       $    754.4      $     777.6     $     777.5
     Tax-Exempt.............................................................          1,299.7          1,333.4         1,299.8
     Redeemable Preferred Stocks............................................             -                  .7              .6
                                                                                   -----------     ------------    ------------
                                                                                      2,054.1          2,111.8         2,078.0
                                                                                   -----------     ------------    ------------

  Other long-term investments...............................................             57.4             60.8            55.2
                                                                                   -----------     ------------    ------------
     Total held to maturity.................................................          2,111.6          2,172.7         2,133.3
                                                                                   -----------     ------------    ------------

  Available for Sale
  ------------------
  Fixed Maturity Securities:
     U.S. & Canadian Governments............................................            976.2            869.0           709.2
     Corporate..............................................................          2,196.2          1,741.2         1,523.0
                                                                                   -----------     ------------    ------------
                                                                                      3,172.4          2,610.2         2,232.2
                                                                                   -----------     ------------    ------------
  Equity Securities:
     Perpetual Preferred Stocks.............................................              2.2              1.7             2.6
     Common Stocks..........................................................            511.2            389.8           292.9
                                                                                   -----------     ------------    ------------
                                                                                        513.5            391.6           295.5
                                                                                   -----------     ------------    ------------
  Short-term Investments....................................................            253.8            298.5           378.0
                                                                                   -----------     ------------    ------------
     Total available for sale...............................................          3,939.9          3,300.4         2,905.8
                                                                                   -----------     ------------    ------------
  Total Investments.........................................................       $  6,051.5      $   5,473.1     $   5,039.1
                                                                                   ===========     ============    ============

===============================================================================================================================
                    Sources of Consolidated Investment Income
                                 ($ in Millions)
                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       2002            2001            2000
                                                                                   -----------     ------------    ------------
   Fixed Maturity Securities:
      Taxable...............................................................       $    193.5      $     189.5     $     181.7
      Tax-Exempt............................................................             59.5             61.7            63.9
      Redeemable Preferred Stocks...........................................             -                -               -
                                                                                   -----------     ------------    ------------
                                                                                        253.1            251.3           245.7
                                                                                   -----------     ------------    ------------
   Equity Securities:
      Perpetual Preferred Stocks............................................               .1               .1              .1
      Common Stocks.........................................................             12.3              7.8             7.4
                                                                                   -----------     ------------    ------------
                                                                                         12.4              7.9             7.6
                                                                                   -----------     ------------    ------------
   Other Investment Income:
      Interest on Short-term Investments....................................              6.0             15.8            18.3
      Sundry................................................................              5.2              6.1             8.6
                                                                                   -----------     ------------    ------------
                                                                                         11.3             22.0            26.9
                                                                                   -----------     ------------    ------------
   Gross Investment Income..................................................            276.9            281.3           280.2
      Less: Investment Expenses (a).........................................              4.2              6.5             6.2
                                                                                   -----------     ------------    ------------
   Net Investment Income....................................................       $    272.6      $     274.7     $     273.9
                                                                                   ===========     ============    ============

----------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $ .3, $1.4 and $1.5 for the years ended December 31, 2002, 2001 and 2000, respectively.

     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had bond or note investments in default as to principal and/or interest with a carrying value of $1.6 million at December 31, 2002 and no bond or note investments in default as to principal and/or interest as of December 31, 2001.

     The Company's investment policies have not been designed to maximize realized investment gains. The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. The Company's invested assets as of December 31, 2002 have been classified solely as "held to maturity" or "available for sale" pursuant to the existing investment policy.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 2002 and 2001, are shown in the following tables. These investments, $5.2 billion and $4.7 billion at December 31, 2002 and 2001, respectively, represented approximately 60% of consolidated assets as of such dates, and 94% and 92%, respectively, of consolidated liabilities as of such dates.

-------------------------------------------------------------------------------------------------------------------------------
                             Independent Ratings (a)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2002                      2001
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)

  Aaa..............................................................................            30.9%                     31.0%
  Aa...............................................................................            24.3                      28.2
  A................................................................................            31.4                      29.5
  Baa..............................................................................            10.8                       8.9
                                                                                           ----------                ----------
      Total investment grade.......................................................            97.4                      97.6
  All others (b)...................................................................             2.6                       2.4
                                                                                           ----------                ----------
      Total........................................................................           100.0%                    100.0%
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

-------------------------------------------------------------------------------------------------------------------------------
                              Maturity Distribution
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2002                      2001
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Due in one year or less..........................................................            13.4%                     11.4%
  Due after one year through five years............................................            55.9                      50.7
  Due after five years through ten years...........................................            29.9                      36.7
  Due after ten years through fifteen years........................................              .8                       1.2
  Due after fifteen years..........................................................              -                         -
                                                                                           ----------                ----------
                                                                                              100.0%                    100.0%
                                                                                           ==========                ==========

  Average life, including short-term investments (years)...........................             3.7                       4.1
                                                                                           ==========                ==========

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2002.

     Mortgage guaranty insurance is marketed primarily through a direct sales force which calls on mortgage bankers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business.

     The Mortgage Guaranty segment's ten largest customers were responsible for approximately 38.2%, 40.6% and 45.1% of direct new insurance written in 2002, 2001 and 2000, respectively. The largest single customer accounted for 11.2% of direct new insurance written in 2002 compared to 8.8% and 12.6% in 2001 and 2000, respectively.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 249 Company offices located in 32 states and through agencies and underwritten title companies in Guam, Puerto Rico, the District of Columbia and all states except Iowa. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2002, approximately 56% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

     Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, loan credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.

     At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, Saipan, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 49 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

-------------------------------------------------------------------------------------------------------------------------------
              Geographical Distribution of Direct Premiums Written
-------------------------------------------------------------------------------------------------------------------------------

                                                                                       2002            2001            2000
                                                                                    -----------     -----------     -----------
  United States:
    Northeast................................................................             8.4%            7.4%            7.0%
    Mid-Atlantic.............................................................             8.3             7.9             7.8
    Southeast................................................................            17.7            17.9            17.9
    Southwest................................................................            12.8            13.7            12.4
    East North Central.......................................................            14.8            14.6            15.5
    West North Central.......................................................            13.0            13.8            14.8
    Mountain.................................................................             7.9             8.5             8.6
    Western..................................................................            14.9            14.0            13.3
  Foreign (Principally Canada)...............................................             2.2             2.2             2.7
                                                                                    -----------     -----------     -----------
           Total.............................................................           100.0%          100.0%          100.0%
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

     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, and agency profit and risk-sharing arrangements, for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commissions, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's claim and claim expense reserves since reinsurance, retrospective rating, and high deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. Historically, the Company has not incurred material charges from the non-recoverability of such balances and credits.

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

     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies under various quota share and excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in whole dollars):
$1,000,000 for workers' compensation; $1,000,000 for commercial auto liability; $1,000,000 for general liability; $2,400,000 for executive protection (directors & officers and errors & omissions); $1,000,000 for aviation; and $300,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $27,300. Title insurance risk assumptions are limited to a maximum of $100.0 million as to any one policy beginning in 2003, and for amounts of up to $25.0 million in 2002 and prior years. The vast majority of title policies issued, however, carry exposures of $500,000 or less. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003 reinsurance ceded limits were once again raised to the $100.0 million level. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The Act defines what constitutes an "act of terrorism" and establishes a formula based on primary insurers' premium volume to reimburse such insurers for 93% of any terrorism losses suffered between November 26, 2002 and December 31, 2003, 90% of any losses suffered in 2004 and 85% of any losses suffered in 2005. Further, pursuant to the Act, losses are capped for each year at $100.0 billion. The Act will sunset on December 31, 2005 if not extended or replaced by similar legislation. The Act automatically voided all policy exclusions which were in effect for terrorism related losses. Under the Act, insurers must offer terrorism coverage with most commercial property and casualty insurance lines and are permitted to establish an additional premium charge for their share of such risks, but insureds may elect to reject the coverage. Insurers are permitted to reinsure that portion of the risk which they retain under the Act, but the reinsurance market has not yet responded with a widespread willingness to reinsure such risks. As of this date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties, and are effectively retained by it subject to any recovery that would be collected under the Act.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as workers' compensation insurance, other property and liability insurance, title insurance, and credit life and disability insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders enabling lenders to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs for its customers and to secure state insurance departments' approval of these programs.

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

     The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer's domiciliary state and those states in which it conducts business, maintenance of minimum total policyholders' surplus of $5.0 million, and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions.

     The financial institutions whose customers are insured by Old Republic are also regulated by federal and state authorities whose regulations have a direct effect on certain forms of credit life and disability insurance. There have been various proposals from time to time with respect to additional regulation of credit life and disability insurance which could have an adverse effect on the Company's small consumer credit insurance business.

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

(g) Employees. As of December 31, 2002, Old Republic employed approximately 6,485 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company's filings are available for viewing and/or copying at the SEC's Public Reference Room located at 450 Fifth Street, NW., Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The Company's reports are also available by visiting the SEC's Internet website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company's reports. Additionally, the Company's reports can be obtained, free of charge, by visiting its Internet website
(http://www.oldrepublic.com), selecting Financial Data and the EDGAR Filings hyperlink to access the SEC's EDGAR database to view or print copies of the electronic versions of the Company's reports. The contents of the Company's Internet website are not intended to be, nor shall they be considered incorporated by reference into any of the reports the Company files with the SEC.


Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all buildings and related land at December 31, 2002 was approximately $20.4 million.

     Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.


Item 3-Legal Proceedings

     Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries. Other unusual litigation is discussed below.

     In December 1999, a class action lawsuit was filed against the Company in the Federal District Court for the Southern District of Georgia. The suit alleges that the Company provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgment motion filed by the Company and dismissed the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The Company filed a motion seeking a summary judgment on grounds asserted in its earlier motion but not considered by the District Court. On February 5, 2003, the District Court denied the plaintiffs' motions to certify a class in both the lawsuit against the Company and a similar lawsuit pending before the same Court against another mortgage guaranty insurer. While the Court's decision is appealable, it is not known whether the plaintiffs will seek an appeal, and accordingly, the ultimate outcome of this litigation cannot be foreseen. Between 2000 and 2002, the Company has paid or otherwise provided cumulatively $17.8 million, the majority of which was incurred in 2002, to cover legal defenses and other costs associated with this litigation.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0 million. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through December 31, 2002, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $50.0 million including its best estimate of its remaining liability and costs associated with all these issues.


Item 4-Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2002, regarding the executive officers of the Company:

Name                                 Age            Position
---------------------------          ---            ----------------------------------------------------------------------
John S. Adams                         45            Senior Vice President and Chief Financial Officer since August, 2001.

Charles S. Boone                      49            Senior Vice President, Chief  Investment  Officer and Treasurer since
                                                    August, 2001.

James A. Kellogg                      51            Senior Vice President/General Insurance and President of Old Republic
                                                    Insurance Company since October, 2002.

Spencer LeRoy, III                    56            Senior Vice President, General Counsel and Secretary since 1992.

William A. Simpson                    61            Senior Vice President/Mortgage Guaranty, and Director since 1980.
                                                    President since 1972 of Republic Mortgage Insurance Company, a wholly-owned subsidiary.

A.C. Zucaro                           63            Chief Executive Officer, President, Director and Chairman of the
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


                                     PART II

Item 5- Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                  Closing Price
                                                                          -----------------------------        Cash
                                                                             High               Low          Dividends
                                                                          -----------       -----------      ---------
  1st quarter 2001...................................................     $    32.00        $    25.56       $    .14
  2nd quarter 2001...................................................          29.37             27.40            .15
  3rd quarter 2001...................................................          29.01             22.65            .15
  4th quarter 2001...................................................     $    28.11        $    23.74       $    .15
                                                                          ===========       ===========      =========

  1st quarter 2002...................................................     $    32.45        $    27.15       $    .15
  2nd quarter 2002...................................................          34.73             30.51            .16
  3rd quarter 2002...................................................          32.64             25.28            .16
  4th quarter 2002...................................................     $    32.20        $    26.06       $    .16
                                                                          ===========       ===========      =========

     As of January 31, 2003, there were 3,043 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2002.

Item 6-Selected Financial Data
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                       2002             2001             2000            1999             1998
                                                   ------------     ------------    -------------    ------------     ------------
FINANCIAL POSITION ($ millions):
   Cash and Invested Assets (a)...........         $   6,168.2      $   5,586.7     $    5,144.3     $   4,828.5      $   4,948.6
   Other Assets...........................             2,547.1          2,333.4          2,137.1         2,109.8          2,071.1
          Total Assets....................             8,715.4          7,920.2          7,281.4         6,938.4          7,019.7
   Liabilities, Other than Debt...........             5,417.9          4,977.1          4,604.0         4,530.8          4,569.1
   Debt...................................               141.5            159.0            238.0           208.3            145.1
          Total Liabilities...............             5,559.5          5,136.1          4,842.0         4,739.2          4,714.2
   Preferred Stock........................                  -                .3               .7              .7              1.2
   Common Shareholders' Equity............             3,155.8          2,783.7          2,438.7         2,198.4          2,304.2
          Total Capitalization (b)........         $   3,297.4      $   2,943.1     $    2,677.4     $   2,407.5      $   2,450.6
                                                   ============     ============    =============    ============     ============
----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
   Net Premiums and Fees Earned...........         $   2,423.9      $   2,029.5     $   1,736.8      $   1,781.7      $   1,810.6
   Net Investment and Other Income........               318.5            314.1           300.1            290.8            308.1
   Realized Investment Gains..............                13.9             29.7            33.6             29.5             53.0
           Net Revenues...................             2,756.4          2,373.4         2,070.6          2,102.1          2,171.7
   Benefits, Claims, Settlement
     Expenses and Dividends...............               974.8            860.5           761.2            833.0            782.1
   Underwriting and Other Expenses........             1,220.6          1,008.9           882.9            952.0            922.8
        Pretax Income.....................               560.9            503.9           426.4            317.0            466.7
    Income Taxes..........................               167.7            159.7           131.0             92.9            145.8
        Net Income........................         $     392.9      $     346.9     $     297.5     $      226.8      $     323.7
                                                   ============     ============    ============    =============     ============
----------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA:(d)
  Net Income:
    Basic (c).............................         $      3.26      $      2.92     $      2.49      $      1.76      $      2.35
                                                   ============     ============    ============     ============     ============

    Diluted ..............................         $      3.23      $      2.88     $      2.47      $      1.75      $      2.33
                                                   ============     ============    ============     ============     ============


  Dividends:  Cash........................         $      .630      $      .590     $      .550      $      .490      $      .387
                                                   ============     ============    ============     ============     ============
              Stock.......................                  -%               -%              -%               -%              50%
                                                   ============     ============    ============     ============     ============

  Book Value..............................         $     26.17      $     23.40     $     20.62      $     17.99      $     17.27
                                                   ============     ============    ============     ============     ============

  Common Shares (thousands):
    Outstanding...........................             120,598          118,977         118,253          122,199          133,402
                                                   ============     ============    ============     ============     ============
    Average and Equivalent Shares:
                   Basic..................             120,575          118,957         119,318          128,958          137,347
                                                   ============     ============    ============     ============     ============
                   Diluted................             121,548          120,327         120,197          129,786          139,150
                                                   ============     ============    ============     ============     ============

----------
(a)  Consists of cash, investments and investment income due and accrued.
(b)  Total  capitalization   consists  of  debt,  preferred  stock,  and  common
     shareholders' equity.
(c) Calculated after deduction of minor amounts of preferred stock cash dividends.
(d) All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2002.

Item 7-Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)
--------------------------------------------------------------------------------
                                    OVERVIEW

     This analysis pertains to the consolidated accounts of Old Republic International Corporation which are presented on the basis of generally accepted accounting principles ("GAAP"). The Company conducts its business through four separate segments, namely its General (property and liability coverages), Mortgage Guaranty, Title, and Life insurance groups. This information should be read in conjunction with the consolidated financial statements and related footnotes thereto included elsewhere in this document.


                         CHANGES IN ACCOUNTING POLICIES

     During 2001, the Financial Accounting Standards Board issued two pronouncements affecting accounting for business combinations occurring after June 30, 2001, and the related treatment of goodwill and intangible assets recorded pursuant to such or earlier combinations. In general terms, the first pronouncement requires that business combinations initiated after June 30, 2001 be treated as purchases for financial accounting purposes, that the alternative pooling of interests method of accounting be eliminated, and that identifiable assets meeting certain criteria for intangibles be set apart from any purchased goodwill. This pronouncement had no impact on the Company in 2001. Under the second pronouncement, which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its carried value. Within six months of application of this second pronouncement, a transitional goodwill impairment test needs to be performed and any resulting charge is to be reported as a change in accounting principle. As of December 31, 2001, the Company's consolidated unamortized goodwill asset balance was $84.8, and the average annual charge from goodwill amortization to operating results for the three calendar years ended 2001 was approximately $4.0 (or 3 cents per average diluted share). The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment.


                               FINANCIAL POSITION

     The Company's financial position at December 31, 2002 reflected increases in assets, liabilities and common shareholders' equity of 10.0%, 8.2% and 13.4%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.8% and 70.5% of consolidated assets as of December 31, 2002 and 2001, respectively. Consolidated results produced positive operating cash flows for the latest three years. The increases in operating cash flow for these years were mostly due to greater contributions by the Company's three largest operating segments. In 2002, the invested asset base increased 10.4% to $6,168.2 principally as a result of such greater operating cash flow.

     Relatively high short-term investment positions were maintained as of December 31, 2002 and 2001. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During 2002 and 2001, the Corporation committed most investable funds in short to intermediate-term fixed maturity securities and equity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 2002 increased in relation to the related invested balance at year-end 2001 due to portfolio additions offset by net unrealized losses. At December 31, 2002, the carrying value of fixed maturity investments in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching practices into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses as to securities classified as available for sale. With a market value of approximately $5,344.2, the long-term fixed maturity investment portfolio has an average maturity of 3.9 years and an indicated duration of 3.5. With regard to its $513.5 equity portfolio, the Company does not own nor engage in any type of option writing.

     Possible declines in values for Old Republic's bond and stock portfolios could affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. In such circumstances, the likely combination of positive operating cash flows and the scheduled emergence of maturities from the Company's short duration bond portfolio should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level. The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. The Company recognized other than temporary impairments of investments in the amounts of $19.0 and $6.7 for the years ended December 31, 2002 and 2001, respectively; no such impairments were recognized during the year ended December 31, 2000. Unrealized gains or losses on securities classified as available for sale and carried at fair value are reflected directly in shareholders' equity.

     Among other major assets, substantially all of the Company's receivables are not past due, and reinsurance recoverable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from solvent reinsurers. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred acquisition cost balances have not fluctuated materially from period to period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. In contemplation of such restrictions and approvals, the Company can receive up to $227.4 in dividends from its subsidiaries in 2003. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's cash outflow represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs. During 2002, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thereby reducing consolidated debt by approximately $15.0.

     Old Republic's capitalization of $3,297.4 at December 31, 2002 consisted of debt of $141.5, a minor amount of convertible preferred stock, and common shareholders' equity of $3,155.8. Changes in the common shareholders' equity account for the three most recent years reflect primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares, an increase in the value of investments carried at fair values, and the repurchase of $66.4 in 2000 of the Company's common shares in open market transactions. In March 2000, the Company canceled 36.4 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through December 31, 2002 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:
     Pursuant to generally accepted accounting principles applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

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

     The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:
                                            Years Ended December 31,
                                ------------------------------------------------
                                    2002              2001              2000
                                -------------    --------------    -------------
General Insurance Group........ $    1,184.1     $     1,000.2     $      857.8
Mortgage Guaranty Group........        376.2             353.1            331.4
Title Insurance Group..........        813.4             625.3            494.0
Life Insurance Group...........         50.1              50.6             53.4
     Consolidated.............. $    2,423.9     $     2,029.5     $    1,736.8
                                =============    ==============    =============

     Consolidated net premiums and fees earned increased by 19.4% in 2002 and 16.9% in 2001 and decreased by 2.5% in 2000. Earned premiums in the General Insurance Group increased 18.4%, 16.6% and 0.5% in 2002, 2001 and 2000, respectively, as a result of positive pricing and risk selection changes the Company has effected during the past three years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. During 2002 and 2001 in particular, Old Republic experienced greater success in retaining existing accounts and obtaining new accounts at generally rising prices. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. Title Group premium and fee revenues increased by 30.1% and 26.6% in 2002 and 2001, respectively, but declined by 13.9% in 2000. These results reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly strong mortgage refinancing activity driven by a fairy consistent drop in mortgage rates during 2001 and 2002. The decline in 2000 title premiums and fees resulted mostly from a substantial drop in mortgage refinancing activity. Life and disability premiums volume has continued to reflect the flattish trends of the past several years as growth for the Company's limited product offerings has been inhibited by significant price competition among life and health insurers.

     Consolidated net investment income was down 0.8% in 2002 and grew by 0.3% and 4.1% in 2001 and 2000, respectively. For each of the past three years, this revenue source was affected by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing fixed maturity securities, and by changes in market yields. The average annual yield on investments was 5.1%, 5.6%, and 5.9% for the years ended December 31, 2002, 2001 and 2000, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a continuation of a progressively lower yield environment during 2002 and 2001, a slight uptrend in yields in 2000, and a moderate increase in equity investments which typically produce lower current yields.

     The Company's investment policies have not been designed to maximize realized investment gains. Net realized gains were lower in 2002 than those registered in 2001 and 2000, and result from the dispositions and aforementioned write-downs of fixed maturity and equity securities. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for 2002, 2001 and 2000, 74.9%, 88.7% and 79.9%, respectively, of all such dispositions resulted from these factors.


Expenses:
     The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's operating segments were as follows:
                                            Years Ended December 31,
                                ------------------------------------------------
                                    2002              2001              2000
                                -------------    --------------    -------------
General Insurance Group........        72.6%             75.3%            77.9%
Mortgage Guaranty Group........        14.1%             16.1%            15.0%
Title Insurance Group..........         5.0%              4.0%             3.6%
Life Insurance Group...........        58.0%             59.7%            55.3%
     Consolidated..............        40.2%             42.4%            43.9%
                                =============    ==============    =============

     The general insurance portion of the claims ratio improved in 2002 compared to 2001 which also reflected an improvement over 2000. The downtrend in this major cost factor reflects largely the aforementioned pricing and risk selection improvements effected in the past thirty-six months or so. In addition to the effect of a soft pricing environment for most property and liability coverages during the 1990's, greater severity for recent loss occurrences was mainly responsible for the higher general insurance claim ratio in 2000. The lower 2002 mortgage guaranty claims ratio results from a decline in claim provisions driven principally by a drop in expected claim severity, while the improvement in the 2000 ratio was mostly attributable to the strong employment and good general economic conditions which led to reasonably stable loan default rates and higher cure rates for loans exhibiting payment difficulties. A small increase in 2001 was largely the result of a moderately higher loan default rate factor. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The uptrend in the 2002 title insurance loss ratio stems from a rise in the net provision for ultimate claim costs from the historically low levels achieved in years 2001 and 2000. Old Republic's life and health benefit and claims ratio, though reasonably stable in the periods reported upon, can vary widely from period to period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period to period contributions of each segment to consolidated results and this ratio's variances within each segment.

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

     The Company's mix of coverages, industries served, and long-standing objective of assuring wide dispersion of risks in selected geographical areas minimized claim exposures related to the September 11, 2001 terrorist attack on America. The income statement for the year ended December 31, 2001 nonetheless included charges aggregating approximately $4.0 to cover isolated property, workers' compensation, trip delay and life insurance claims; the resulting aggregate post tax charge of $2.6 reduced consolidated net income 2 cents per share.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 47.9% in 2002, 46.5% in 2001 and 47.7% in 2000. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's four business segments. The following table sets forth the expense ratios recorded by each business segment for the periods shown:

                                            Years Ended December 31,
                                ------------------------------------------------
                                    2002              2001              2000
                                -------------    --------------    -------------
General Insurance Group........        25.8%             26.7%            28.1%
Mortgage Guaranty Group........        32.3%             27.5%            29.6%
Title Insurance Group..........        85.6%             87.2%            92.4%
Life Insurance Group...........        42.5%             45.4%            50.6%
     Consolidated..............        47.9%             46.5%            47.7%
                                =============    ==============    =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The slight downtrend in the General Insurance Group's expense ratio reflects the benefits of firm general expense management in the face of a greater revenue base. The mortgage guaranty segment's expense ratio decreased in 2001 and 2000 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The title insurance expense ratio was higher in 2000 due in part to the decline or reduced growth in premium and fee volume relative to operating costs; a much increased title sales volume in 2001 and 2002 led to a lower expense ratio for those years. Consumer and regulatory litigation affecting Old Republic's California title insurance subsidiary was responsible for expenses of $3.4, $6.8 and $4.1 charged to 2002, 2001 and 2000 operations, respectively. Consolidated interest and other corporate charges decreased in 2002 due primarily to reduced interest costs on a declining debt level.


Pretax and Net Income:
     Consolidated income before taxes increased by 11.3%, 18.2% and 34.5% in 2002, 2001 and 2000, respectively. The following table reflects each segment's contribution to pretax operating results, which excludes realized investments gains or losses:
                                            Years Ended December 31,
                                ------------------------------------------------
                                    2002              2001             2000
                                -------------    --------------    -------------

General Insurance Group........ $      182.1     $       141.4     $      116.9
Mortgage Guaranty Group........        267.7             261.9            240.1
Title Insurance Group..........         97.8              74.6             40.3
Life Insurance Group...........          6.4               4.9              5.3
     Consolidated.............. $      546.9     $       474.2     $      392.7
                                =============    ==============    =============

     General insurance results improved meaningfully in 2002, 2001 and 2000 by virtue of the better underwriting experience produced by the above noted factors that affected loss and expense ratios. Further growth of mortgage guaranty income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefited the Title Insurance Group in particular, also led to greater contributions to consolidated pretax operating earnings by these segments. Life and disability operations registered increased earnings in 2002 and 2000 and decreased earnings in 2001 mostly as a result of varying benefit and claims costs.

     The effective consolidated income tax rates were 29.9% in 2002, 31.7% in 2001 and 30.7% in 2000. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9, or 9 cents per share in 2002 from the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains, and underwriting and service income, on the other hand.


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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's officials in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements, commentaries or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the parent company level, operating earnings or losses are generally affected by the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

     Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.


Item 7(a)-Quantitative and Qualitative Disclosure About Market Risk

     The information called for by Item 7(a) is found in the third and fourth unnumbered paragraphs under the heading "Financial Position" in Part II, Item 7 of this report.

Item 8-Financial Statements

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                       Page No.
                                                                       --------

Consolidated Balance Sheets .....................................       23 & 24
Consolidated Statements of Income................................         25
Consolidated Statements of Comprehensive Income..................         26
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity...................................         27
Consolidated Statements of Cash Flows............................         28
Notes to Consolidated Financial Statements.......................       29 - 48
Report of Independent Accountants................................         49

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                             ------------------------------------
                                                                                                  2002                   2001
                                                                                             -------------          -------------
Assets
Investments:
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $2,171.7
   and $2,173.6)....................................................................         $    2,054.1           $    2,111.8
Other long-term investments.........................................................                 57.4                   60.8
                                                                                             -------------          -------------
                                                                                                  2,111.6                2,172.7
                                                                                             -------------          -------------
Available for sale:
Fixed maturity securities (at fair value) (cost: $2,989.4 and $2,536.4).............              3,172.4                2,610.2
Equity securities (at fair value) (cost: $520.3 and $318.3).........................                513.5                  391.6
Short-term investments (at fair value which approximates cost)......................                253.8                  298.5
                                                                                             -------------          -------------
                                                                                                  3,939.9                3,300.4
                                                                                             -------------          -------------
                                                                                                  6,051.5                5,473.1
                                                                                             -------------          -------------
Other Assets:
Cash................................................................................                 37.2                   38.0
Securities and indebtedness of related parties......................................                 37.7                   27.5
Accrued investment income...........................................................                 79.4                   75.4
Accounts and notes receivable.......................................................                474.6                  420.0
Federal income tax recoverable: Current.............................................                  1.0                     -
Reinsurance balances and funds held.................................................                 58.1                   60.5
Reinsurance recoverable: Paid losses................................................                 28.9                   25.0
                         Policy and claim reserves..................................              1,500.3                1,390.3
Deferred policy acquisition costs...................................................                197.8                  179.8
Sundry assets.......................................................................                248.5                  230.1
                                                                                             -------------          -------------
                                                                                                  2,663.8                2,447.0
                                                                                             -------------          -------------
    Total Assets....................................................................         $    8,715.4           $    7,920.2
                                                                                             =============          =============





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                             ------------------------------------
                                                                                                  2002                   2001
                                                                                             --------------         -------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits..............................................................         $       103.4          $      110.4
Losses, claims and settlement expenses..............................................               3,676.8               3,451.0
Unearned premiums...................................................................                 709.3                 604.1
Other policyholders' benefits and funds.............................................                  62.3                   53.3
                                                                                             --------------         -------------
   Total policy liabilities and accruals............................................               4,552.0               4,218.8
Commissions, expenses, fees and taxes...............................................                 195.2                 165.8
Reinsurance balances and funds......................................................                 133.4                 121.2
Federal income tax: Current.........................................................                    -                    7.2
                    Deferred........................................................                 445.2                 376.5
Debt................................................................................                 141.5                 159.0
Sundry liabilities..................................................................                  91.9                  87.4
Commitments and contingent liabilities..............................................                    -                     -
                                                                                             --------------         -------------
      Total Liabilities.............................................................               5,559.5               5,136.1
                                                                                             --------------         -------------

Preferred Stock:
Convertible preferred stock (*).....................................................                    -                     .3
                                                                                             --------------         -------------

Common Shareholders' Equity:
Common stock (*)....................................................................                 123.7                 122.1
Additional paid-in capital..........................................................                 253.1                 219.8
Retained earnings...................................................................               2,700.5               2,383.2
Accumulated other comprehensive income .............................................                 111.0                  91.1
Treasury stock (at cost) (*)........................................................                 (32.6)                (32.6)
                                                                                             --------------         -------------
     Total Common Shareholders' Equity..............................................               3,155.8               2,783.7
                                                                                             --------------         -------------
     Total Liabilities, Preferred Stock and Common Shareholders' Equity.............         $     8,715.4          $    7,920.2
                                                                                             ==============         =============

----------
(*) At December 31, 2002 and 2001, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 5,800 in 2002 and 44,591 in 2001 were convertible preferred shares issued and outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 123,791,366 in 2002 and 122,168,699 in 2001 were issued and outstanding. At December 31, 2002 and 2001, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,192,597 and 3,191,368 as of December 31, 2002 and 2001,
     respectively.




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2002                  2001                  2000
                                                                     ----------------      ----------------      ----------------
Revenues:
Net premiums earned..........................................        $       2,135.4       $       1,786.8       $       1,550.3
Title, escrow, and other fees................................                  288.5                 242.6                 186.4
Net investment income........................................                  272.6                 274.7                 273.9
Realized investment gains....................................                   13.9                  29.7                  33.6
Other income.................................................                   45.8                  39.4                  26.1
                                                                     ----------------      ----------------      ----------------
                                                                             2,756.4               2,373.4               2,070.6
                                                                     ----------------      ----------------      ----------------
Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses....................                  975.3                 861.0                 760.3
Dividends to policyholders...................................                    (.4)                  (.4)                   .9
Underwriting, acquisition, and insurance expenses............                1,212.0                 989.9                 861.7
Interest and other charges...................................                    8.5                  18.9                  21.2
                                                                     ----------------      ----------------      ----------------
                                                                             2,195.4               1,869.5               1,644.2
                                                                     ----------------      ----------------      ----------------
Income before income taxes and items below...................                  560.9                 503.9                 426.4
                                                                     ----------------      ----------------      ----------------

Income Taxes: Currently payable..............................                  109.1                 104.4                  74.3
              Deferred.......................................                   58.5                  55.2                  56.7
                                                                     ----------------      ----------------      ----------------
              Total..........................................                  167.7                 159.7                 131.0
                                                                     ----------------      ----------------      ----------------
Income before items below....................................                  393.2                 344.2                 295.3
Equity in earnings of unconsolidated subsidiaries
  and minority interests.....................................                    (.2)                  2.7                   2.2
                                                                     ----------------      ----------------      ----------------

Net Income...................................................        $         392.9       $         346.9       $         297.5
                                                                     ================      ================      ================

Net Income Per Share:
   Basic:....................................................        $          3.26       $          2.92       $          2.49
                                                                     ================      ================      ================

   Diluted:..................................................        $          3.23       $          2.88       $          2.47
                                                                     ================      ================      ================

Average number of common and common
   equivalent shares outstanding: Basic......................            120,575,550           118,957,511           119,318,408
                                                                     ================      ================      ================
                                  Diluted....................            121,548,877           120,327,906           120,197,044
                                                                     ================      ================      ================

Dividends Per Common Share:
  Cash.......................................................        $           .63       $           .59       $           .55
                                                                     ================      ================      ================




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2002                  2001                  2000
                                                                     ----------------      ----------------      ----------------

Net income as reported.......................................        $         392.9       $         346.9       $         297.5
                                                                     ----------------      ----------------      ----------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................                     .6                  (2.4)                 (1.6)
                                                                     ----------------      ----------------      ----------------
   Unrealized gains on securities:
     Unrealized gains arising during period..................                   43.6                 118.8                 118.2
     Less: elimination of pretax realized gains
         included in income as reported......................
                                                                                13.9                  29.7                  33.6
                                                                     ----------------      ----------------      ----------------
     Pretax unrealized gains on securities
         carried at market value.............................                   29.6                  89.1                  84.5
     Deferred income taxes ..................................                   10.3                  31.2                  29.5
                                                                     ----------------      ----------------      ----------------
     Net unrealized gains on securities......................                   19.2                  57.9                  54.9
                                                                     ----------------      ----------------      ----------------
Net adjustments..............................................                   19.9                  55.4                  53.3
                                                                     ----------------      ----------------      ----------------

Comprehensive income.........................................        $         412.9       $         402.4       $         350.9
                                                                     ================      ================      ================





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                2002                2001                2000
                                                                           --------------      --------------      --------------
Convertible Preferred Stock:
  Balance, beginning of year....................................           $          .3       $          .7       $          .7
     Exercise of stock options..................................                      -                   -                   -
     Converted into common stock................................                     (.2)                (.4)               (.1)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $          -        $          .3       $          .7
                                                                           ==============      ==============      ==============

Common Stock:
  Balance, beginning of year....................................           $       122.1       $       121.4       $       156.6
     Dividend reinvestment plan.................................                      -                   -                   -
     Exercise of stock options..................................                     1.3                  .6                 1.1
     Conversion of convertible preferred stock..................                      -                   -                   -
     Treasury stock retired.....................................                      -                   -                (36.4)
     Acquisition of subsidiary..................................                      .1                  -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       123.7       $       122.1       $       121.4
                                                                           ==============      ==============      ==============

Additional Paid-in Capital:
  Balance, beginning of year....................................           $       219.8       $       207.8       $       627.8
     Dividend reinvestment plan.................................                      .6                  .6                  .6
     Exercise of stock options..................................                    27.9                11.0                16.5
     Conversion of convertible preferred stock..................                      .2                  .3                  -
     Treasury stock retired.....................................                      -                   -               (437.2)
     Acquisition of subsidiary..................................                     4.4                  -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       253.1       $       219.8       $       207.8
                                                                           ==============      ==============      ==============

Unallocated Shares - ESSOP:
  Balance, beginning of year....................................           $          -        $          -        $        (2.5)
     Change for the year........................................                      -                   -                  2.5
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $          -        $          -        $          -
                                                                           ==============      ==============      ==============

Retained Earnings:
  Balance, beginning of year....................................           $     2,383.2       $     2,106.4       $     1,873.9
     Net income.................................................                   392.9               346.9               297.5
     Cash dividends on common stock.............................                   (75.7)              (70.0)              (65.0)
     Cash dividends on preferred stock..........................                      -                   -                  (.1)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $     2,700.5       $     2,383.2       $     2,106.4
                                                                           ==============      ==============      ==============

Accumulated Other Comprehensive Income:
  Balance, beginning of year....................................           $        91.1       $        35.6       $       (17.6)
     Foreign currency translation adjustments...................                      .6                (2.4)               (1.6)
     Net unrealized gains on securities.........................                    19.2                57.9                54.9
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       111.0       $        91.1       $        35.6
                                                                           ==============      ==============      ==============

Treasury Stock:
  Balance, beginning of year....................................           $       (32.6)      $       (32.6)      $      (439.8)
     Acquired during the year...................................                      -                   -                (66.4)
     Retired during the year....................................                      -                   -                473.6
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       (32.6)      $       (32.6)      $       (32.6)
                                                                           ==============      ==============      ==============





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2002               2001                2000
                                                                            --------------     --------------      --------------
Cash flows from operating activities:
  Net income.......................................................         $       392.9      $       346.9       $       297.5
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deferred policy acquisition costs..............................                 (18.6)             (32.8)                1.9
    Premiums and other receivables.................................                 (54.4)            (146.2)              (24.1)
    Unpaid claims and related items................................                 128.6               31.7               (38.5)
    Future policy benefits and policyholders' funds................                  85.7              188.6                20.6
    Income taxes...................................................                  50.0               57.4                64.7
    Reinsurance balances and funds.................................                  10.7               26.8                (8.2)
    Accounts payable, accrued expenses and other...................                  76.2               54.1                30.2
                                                                            --------------     --------------      --------------
  Total............................................................                 671.2              526.7               344.1
                                                                            --------------     --------------      --------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Held to maturity:
     Maturities and early calls....................................                 328.9              254.1               240.7
     Other.........................................................                   1.0                2.9                  -
    Available for sale:
     Maturities and early calls....................................                 258.1              240.8               188.3
     Other.........................................................                 195.9               59.9               108.1
  Sales of equity securities.......................................                  96.7               67.4                61.6
  Sales of other investments.......................................                   2.0                2.9                 3.1
  Sales of fixed assets for company use............................                   1.3                1.8                  .9
  Cash and short-term investments of subsidiary acquired...........                   1.7                 -                   -
  Purchases of fixed maturity securities:
    Held to maturity...............................................                (279.1)            (293.7)              (71.6)
    Available for sale.............................................                (915.6)            (629.4)             (472.5)
  Purchases of equity securities...................................                (305.7)            (146.8)             (156.8)
  Purchases of other investments...................................                  (2.6)              (3.7)              (16.6)
  Purchases of fixed assets for company use........................                 (16.3)             (14.6)              (12.7)
  Other-net........................................................                 (16.8)              (4.9)              (10.5)
                                                                            --------------     --------------      --------------
  Total............................................................                (650.4)            (463.2)             (138.0)
                                                                            --------------     --------------      --------------

Cash flows from financing activities:
  Increase in term loans...........................................                    -                30.0                75.0
  Issuance of preferred and common shares..........................                  22.0                9.3                13.7
  Repayments of term loans.........................................                 (15.0)            (109.0)              (40.0)
  Redemption of debentures and notes...............................                  (2.8)              (1.0)               (2.7)
  Dividends on common shares.......................................                 (75.7)             (70.0)              (65.0)
  Dividends on preferred shares....................................                    -                  -                  (.1)
  Purchases of treasury shares.....................................                    -                  -                (66.4)
  Other-net........................................................                   5.3                2.8                (3.6)
                                                                            --------------     --------------      --------------
  Total............................................................                 (66.2)            (137.8)              (89.2)
                                                                            --------------     --------------      --------------

Increase (decrease) in cash and short-term investments.............                 (45.5)             (74.4)              116.9
  Cash and short-term investments, beginning of year...............                 336.6              411.0               294.1
                                                                            --------------     --------------      --------------
  Cash and short-term investments, end of year.....................         $       291.1      $       336.6       $       411.0
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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2002, the Company's invested assets were classified solely as "held to maturity" or "available for sale."

     Fixed maturity securities classified as "held to maturity" are generally carried at amortized costs while fixed maturity securities classified as "available for sale" and other preferred and common stocks (equity securities) are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders' equity. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable. The Company periodically reviews the securities in its investment portfolio, and the carrying values of investments which are deemed to be other than temporarily impaired are adjusted as appropriate. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. The Company recognized other than temporary impairments of investments in the amounts of $19.0 and $6.7 for the years ended December 31, 2002 and 2001, respectively; no such impairments were recognized during the year ended December 31, 2000.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                                  Gross           Gross          Estimated
                                                               Amortized       Unrealized       Unrealized         Fair
                                                                  Cost            Gains           Losses           Value
                                                              ------------    -------------    ------------    -------------
    Fixed Maturity Securities:
       December 31, 2002:
           Held to maturity:
              Utilities................................       $     754.4     $       43.8     $       2.4     $      795.8
              Tax-exempt...............................           1,299.7             76.1              -           1,375.9
                                                              ------------    -------------    ------------    -------------
                                                              $   2,054.1     $      120.0     $       2.5     $    2,171.7
                                                              ============    =============    ============    =============

           Available for sale:
              U.S. & Canadian Governments..............       $     929.1     $       47.1     $        -      $      976.2
              Corporate................................           2,060.2            151.4            15.4          2,196.2
                                                              ------------    -------------    ------------    -------------
                                                              $   2,989.4     $      198.5     $      15.5     $    3,172.4
                                                              ============    =============    ============    =============

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
                                                              ============    =============    ============    =============

     The amortized cost and estimated fair value at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                               Estimated
                                                                                             Amortized           Fair
                                                                                                Cost             Value
                                                                                          ---------------    --------------
    Fixed Maturity Securities:
       Held to Maturity:
          Due in one year or less....................................................     $        388.3     $       393.3
          Due after one year through five years......................................            1,189.9           1,265.5
          Due after five years through ten years.....................................              473.7             510.6
          Due after ten years........................................................                2.0               2.1
                                                                                          ---------------    --------------
                                                                                          $      2,054.1     $     2,171.7
                                                                                          ===============    ==============

       Available for Sale:
          Due in one year or less....................................................     $        287.8     $       293.2
          Due after one year through five years......................................            1,630.4           1,707.7
          Due after five years through ten years.....................................            1,033.6           1,122.4
          Due after ten years........................................................               37.5              49.0
                                                                                          ---------------    --------------
                                                                                          $      2,989.4     $     3,172.4
                                                                                          ===============    ==============

     Bonds and other investments  carried at $143.3 as of December 31, 2002 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

     A summary of the Company's equity securities follows:

                                                                                Gross           Gross           Estimated
                                                                              Unrealized      Unrealized          Fair
                                                               Cost             Gains           Losses            Value
                                                          --------------    -------------    -------------    --------------
    Equity Securities:
      December 31, 2002:
        Common stocks..............................       $       518.0     $       63.0     $       69.8     $       511.2
        Perpetual preferred stocks.................                 2.2               -                .1               2.2
                                                          --------------    -------------    -------------    --------------
                                                          $       520.3     $       63.1     $       69.9     $       513.5
                                                          ==============    =============    =============    ==============

      December 31, 2001:
        Common stocks..............................       $       316.6     $       88.9     $       15.7     $       389.8
        Perpetual preferred stocks.................                 1.7               -                -                1.7
                                                          --------------    -------------    -------------    --------------
                                                          $       318.3     $       89.0     $       15.8     $       391.6
                                                          ==============    =============    =============    ==============

     Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which are comprised of sales of securities and provisions or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income.

     The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. At December 31, 2002, the Corporation and its subsidiaries had an immaterial amount of non-income producing fixed maturity securities and holdings of U.S. Treasury tax and loss bonds in the amount of $391.5 held as required by its mortgage insurance subsidiaries for the payment of deferred income taxes.

     The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2002              2001              2000
                                                                           --------------    --------------    --------------
     Investment income from:
       Fixed maturity securities....................................       $       253.1     $       251.3     $       245.7
       Equity securities............................................                12.4               7.9               7.6
       Short-term investments.......................................                 6.0              15.8              18.3
       Other sources................................................                 5.2               6.1               8.6
                                                                           --------------    --------------    --------------
          Gross investment income...................................               276.9             281.3             280.2
       Investment expenses (1)......................................                 4.2               6.5               6.2
                                                                           --------------    --------------    --------------
          Net investment income.....................................       $       272.6     $       274.7     $       273.9
                                                                           ==============    ==============    ==============

     Realized gains (losses) on:
       Fixed maturity securities:
          Held to maturity..........................................       $        (2.4)    $        (2.2)    $          -
                                                                           --------------    --------------    --------------
          Available for sale:
            Gains...................................................                 4.0               3.1               1.4
            Losses..................................................                (2.7)             (5.1)              (.5)
                                                                           --------------    --------------    --------------
            Net.....................................................                 1.3              (1.9)               .8
                                                                           --------------    --------------    --------------
          Total.....................................................                (1.1)             (4.1)               .8
       Equity securities & other long-term investments..............                15.0              33.9              32.9
                                                                           --------------    --------------    --------------
          Total.....................................................                13.9              29.7              33.6
       Income taxes.................................................                 4.8              13.5              11.7
                                                                           --------------    --------------    --------------
          Net realized gains........................................       $         9.0     $        16.1     $        21.8
                                                                           ==============    ==============    ==============

     Changes in unrealized investment gains (losses) on:
       Fixed maturity securities:
          Held to maturity (2)......................................       $        55.7     $        33.6     $        47.2
                                                                           ==============    ==============    ==============

          Available for sale........................................       $       109.1     $        60.8     $        46.2
          Less:  Deferred income taxes .............................                38.1              21.3              16.1
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains ...............       $        71.0     $        39.5     $        30.0
                                                                           ==============    ==============    ==============

       Equity securities & other long-term investments..............       $       (79.4)    $        28.2     $        38.3
       Less: Deferred income taxes (credits)........................               (27.7)              9.9              13.3
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains (losses).......       $       (51.7)    $        18.3     $        24.9
                                                                           ==============    ==============    ==============

----------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $.3, $1.4 and $1.5 for the years ended December 31, 2002, 2001 and 2000, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost.

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

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2002              2001              2000
                                                                           --------------    --------------    --------------

   Deferred, beginning of year....................................         $       179.8     $       148.1     $       151.1
                                                                           --------------    --------------    --------------
   Acquisition costs deferred:
       Commissions - net of reinsurance...........................                 159.3             151.0             122.2
       Premium taxes..............................................                  45.5              40.0              31.0
       Salaries and other marketing expenses......................                  92.1              84.1              72.0
                                                                           --------------    --------------    --------------
           Sub-total..............................................                 297.0             275.1             225.2
   Amortization charged to income.................................                (279.1)           (243.3)           (228.3)
                                                                           --------------    --------------    --------------
           Change for the year....................................                  17.9              31.8              (3.1)
                                                                           --------------    --------------    --------------
   Deferred, end of year..........................................         $       197.8     $       179.8     $       148.1
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

     At December 31, 2002 and 2001, the Life Insurance Group had $7,383.6 and $7,500.4, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                                 December 31,
                                                                                     ---------------------------------------
                                                                                          2002                     2001
                                                                                     --------------           --------------
   Future Policy Benefits:
   Life Insurance Group:
      Life insurance.................................................                $        69.3            $        70.8
      Disability/accident & health...................................                         34.0                     39.5
                                                                                     --------------           --------------
          Total......................................................                $       103.4            $       110.4
                                                                                     ==============           ==============
   Unearned Premium:
      General Insurance Group .......................................                $       666.4            $       565.1
      Mortgage Guaranty Group........................................                         42.9                     38.9
                                                                                     --------------           --------------
          Total......................................................                $       709.3            $       604.1
                                                                                     ==============           ==============

     The Company has previously issued directly or assumed as a reinsurer certain insurance policies generally categorized as financial guarantees. All such business has been in run off mode for several years. The major types of guarantees pertain to (a) state, municipal and other general or special revenue bonds and (b) variable interest rate guarantees. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest and changes in interest rates. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. Premiums received for financial guarantee policies are generally earned over the terms of the contract (which may range between 5 and 30 years) or on the basis of current exposure relative to maximum exposure in force. Since losses on financial guarantee insurance products cannot be predicted reliably, the Company's unearned premium reserves serve as the primary income recognition and loss reserving mechanism. When losses become known and determinable, they are paid or placed in reserve and the remaining directly-related unearned premiums are taken into income. No assurance can be given that unearned premiums will be greater or less than ultimate incurred losses on these policies.

     The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                            Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                          2002                     2001
                                                                                     --------------           --------------
    Net Insurance in Force:
       Bonds..............................................................           $     1,405.8            $     1,680.8
       Other..............................................................                      -                        .2

    Net Unearned Premiums:
       Bonds..............................................................                     7.8                      9.1
       Other..............................................................           $          -             $          .2
                                                                                     ==============           ==============

     With respect to mortgage guaranty insurance (net insurance in force of $112,916.4 and $97,709.0, at December 31, 2002 and 2001, respectively) the
Company's reserving policies are set forth below in Note 1(g).

(g) Losses, Claims and Settlement Expenses-The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, or changes in economic conditions. Consequently, the reserve-setting process relies on the judgments and opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company and the insurance industry are exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation, a portion of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have produced reasonable estimates of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     General Insurance Group reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Estimates of possible recoveries from salvage or subrogation rights are considered in the establishment of such reserves as applicable.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience and assumptions as to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented in the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 or less as to each claim. At December 31, 2002, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $104.5 gross, and $56.9 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 9.1 years (gross) and 14.9 years (net) of average annual claims payments. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2002, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

     Mortgage guaranty loss and loss adjustment expense reserve estimates are based on reported insured mortgage loan defaults, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported as of each balance sheet date. In making all these estimates, such variables as trends in net claim severity, salvage and cure rates for mortgages at varying stages of default, and trends in employment levels and housing market activity are considered.

     Title insurance and related escrow service loss and loss adjustment expense reserves are established to cover the estimated settlement costs of known as well as claims incurred but not reported. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. Reserves for claims incurred but not reported are established concurrently with the recognition of premium and escrow service revenues based on past experience and an evaluation of such variables as changes and trends in the types of policies issued, and changes in real estate market and interest rate environments that can have a bearing on the emergence, number, and ultimate cost of claims.

     Life and health insurance claim reserves also take into account estimates of the costs of settling known as well as incurred but not reported claims. Such estimates are based on an assessment of the facts available during the settlement process and past experience as to the emergence and severity of unreported claims.

     The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2002              2001             2000
                                                                             -------------     -------------    -------------
  Gross reserves at beginning of year................................        $    3,451.0      $    3,389.5     $    3,433.7
  Less: reinsurance losses recoverable .............................              1,273.3           1,243.9          1,248.9
                                                                             -------------     -------------    -------------
           Net reserves at beginning of year ........................             2,177.6           2,145.6          2,184.8
                                                                             -------------     -------------    -------------
  Incurred claims and claim adjustment expenses:
    Provisions for insured events of the current year................             1,049.4             983.6            911.5
    Change in provision for insured events of prior years............               (76.5)           (126.6)          (153.5)
                                                                             -------------     -------------    -------------
           Total incurred claims and claim adjustment expenses.......               972.9             857.0            758.1
                                                                             -------------     -------------    -------------
  Payments:
    Claims and claim adjustment expenses attributable to
      insured events of the current year.............................               312.9             319.8            306.7
    Claims and claim adjustment expenses attributable to
      insured events of prior years..................................               531.5             505.0            490.7
                                                                             -------------     -------------    -------------
           Total payments............................................               844.5             824.9            797.3
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the end of each year, net of reinsurance
    losses recoverable...............................................             2,306.0           2,177.6          2,145.6
  Reinsurance losses recoverable.....................................             1,370.7           1,273.3          1,243.9
                                                                             -------------     -------------    -------------
  Gross reserves at end of year......................................        $    3,676.8      $    3,451.0     $    3,389.5
                                                                             =============     =============    =============

     For the three most recent calendar years, the above table indicates, on line (5), that the one-year development of consolidated reserves at the beginning of each year produced average annual redundancies of about 5.5%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies included greater than originally estimated salvage and subrogation recoveries, better than expected employment levels that can reduce the number of insured mortgage loans that actually default, greater than anticipated sales and rising prices of homes that can reduce claim costs upon the sale of foreclosed properties, higher levels of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. The factors most responsible for producing varying offsetting levels of reserve deficiencies include the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

(h) Income Taxes-The Corporation and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable/recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method calls for the establishment of a deferred tax, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

     The provision for combined current and deferred income taxes reflected in the consolidated statements of income does not bear the usual relationship to operating income before taxes as the result of permanent and other differences between pretax income and taxable income determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate, and the resulting effective income tax rates are summarized below:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2002             2001              2000
                                                                             -------------    --------------    -------------
   Statutory tax rate................................................               35.0%             35.0%            35.0%
   Tax rate increases (decreases):
         Tax-exempt interest ........................................               (3.1)             (3.5)            (4.3)
         Dividends received exclusion................................                (.4)              (.3)             (.4)
         Other items - net (*) ......................................               (1.6)               .5               .4
                                                                             -------------    --------------    -------------
   Effective tax rate................................................               29.9%             31.7%            30.7%
                                                                             =============    ==============    =============

     (*) Tax and related interest recoveries of $10.9 were recorded in the second quarter of 2002 as a result of the favorable resolution of tax issues dating back to the Company's 1987 tax return. This adjustment reduced the effective tax rate by approximately 1.9 percentage points.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                              December 31,
                                                                             ------------------------------------------------
                                                                                  2002             2001              2000
                                                                             -------------    --------------    -------------
   Deferred Tax Assets:
       Future policy benefits.......................................         $        4.8     $         5.9     $        6.1
       Losses, claims, and settlement expenses......................                148.5             140.4            143.9
       Other........................................................                 19.4              19.4             19.2
                                                                             -------------    --------------    -------------
           Total deferred tax assets................................                172.8             165.9            169.3
                                                                             -------------    --------------    -------------
   Deferred Tax Liabilities:
       Unearned premium reserves....................................                 26.5              25.9             28.0
       Deferred policy acquisition costs............................                 65.0              55.4             49.8
       Mortgage guaranty insurers' contingency reserves.............                446.5             391.9            337.7
       Fixed maturity securities adjusted to cost...................                  9.5               8.9              8.4
       Net unrealized investment gains..............................                 66.0              55.5             24.6
       Title plants and records.....................................                  4.4               4.4              4.4
       Other........................................................                   -                 -               5.8
                                                                             -------------    --------------    -------------
           Total deferred tax liabilities...........................                618.1             542.4            459.1
                                                                             -------------    --------------    -------------
           Net deferred tax liabilities.............................         $     (445.2)    $      (376.5)    $     (289.8)
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

     Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $13.3 at December 31, 2002) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

     During 2002, the Corporation and its subsidiaries settled tax years 1991-1995 with the Internal Revenue Service ("IRS") for a net immaterial amount which had no significant effect on the Corporation's financial condition or results of operations. The IRS has recently started an examination of the 1998-2000 tax years, but has not proposed any significant adjustments.

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

(k) Goodwill-Through December 31, 2001, the costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition had been amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $4.2 in 2001 and $4.1 in 2000.

     Under Statement of Financial Accounting Standards No. 142 (FAS-142) "Goodwill and Other Intangible Assets", which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its continued value. Such a test was performed early in 2002 and did not result in impairment charges.

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

     The changes in the projected benefit obligation are as follows:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2002             2001              2000
                                                                             -------------    --------------    -------------
   Projected benefit obligation at beginning of year................         $      144.2     $       127.7     $      123.3
   Increases (decreases) during the year attributable to:
      Service cost..................................................                  4.9               4.3              3.9
      Interest cost.................................................                 10.2               9.5              9.0
      Actuarial (gains) losses......................................                  9.8               6.7             (1.4)
      Benefits paid.................................................                 (7.7)             (7.3)            (7.0)
      Plan merger...................................................                   -                3.1               -
                                                                             -------------    --------------    -------------
   Net increase for year............................................                 17.3              16.5              4.3
                                                                             -------------    --------------    -------------
   Projected benefit obligation at end of year......................         $      161.6     $       144.2     $      127.7
                                                                             =============    ==============    =============

     The changes in the fair value of net assets available for plan benefits are as follows:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2002             2001              2000
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at beginning of the year.......................................        $      158.2     $       143.8     $      129.0
   Increases (decreases) during the year attributable to:
      Actual return on plan assets...................................                (1.2)             13.7             19.9
      Sponsor contributions..........................................                 8.1               5.1              2.1
      Benefits paid..................................................                (7.7)             (7.3)            (7.0)
      Administrative expenses........................................                 (.3)              (.1)             (.1)
      Plan merger....................................................                 (.3)              3.1               -
                                                                             -------------    --------------    -------------
   Net increase (decrease) for year..................................                (1.6)             14.4             14.8
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at the end of the year.........................................        $      156.6     $       158.2     $      143.8
                                                                             =============    ==============    =============

     A reconciliation of the funded status of the plans is as follows:

                                                                                                        December 31,
                                                                                                ------------------------------
                                                                                                     2002             2001
                                                                                                -------------    -------------
   Plan assets in excess of (less than) projected benefit obligations................           $       (4.9)    $       13.9
   Prior service cost not yet recognized in net periodic
      pension cost...................................................................                     .2               .1
   Unrecognized net (gain) loss......................................................                   20.4             (4.6)
                                                                                                -------------    -------------
   Pension asset recognized in the consolidated balance sheet........................           $       15.7     $        9.5
                                                                                                =============    =============

     The components of annual net periodic pension cost (credit) for the plans consisted of the following:

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2002              2001             2000
                                                                              -------------     -------------    -------------
   Service cost........................................................       $        4.9      $        4.3     $        3.9
   Interest cost.......................................................               10.2               9.5              9.0
   Expected return on plan assets......................................               (7.5)            (13.2)           (11.8)
   Amortization of unrecognized transition liability...................                 -                 -               (.5)
   Recognized (gain) loss..............................................               (5.2)              1.4              1.5
                                                                              -------------     -------------    -------------
   Net cost............................................................       $        2.4      $        2.2     $        2.1
                                                                              =============     =============    =============

     The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                                                        December 31,
                                                                                                ------------------------------
                                                                                                    2002             2001
                                                                                                -------------    -------------
   Settlement discount rates........................................................                   7.00%            7.34%
   Rates of compensation increase...................................................                   3.37%            3.36%
   Long-term rates of return on plans' assets.......................................                   8.37%            8.38%

     Included in the plans' assets are Common Shares of the Company valued at $6.1 as of December 31, 2002 and 2001.

     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2002              2001             2000
                                                                              -------------     -------------    -------------
   Employees Savings and Stock Ownership Plan..........................       $        5.0      $        4.7     $        2.3
   Other profit sharing plans..........................................                6.7               6.0              5.4
   Deferred and incentive compensation.................................       $       24.3      $       15.0     $       11.4
                                                                              =============     =============    =============

     The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP initially acquired its stock of the Company in 1987 and prior years. All such shares have been released over the years, and current Company contributions are directed to the open market purchase of its shares. Dividends on released shares are allocated to participants as earnings. The Company's annual contributions are based on a formula that takes growth in net income per share over consecutive five year periods into account. As of December 31, 2002, there were 6,456,913 Common Shares owned by the ESSOP all of which were released and allocated to employees' account balances. There are no repurchase obligations in existence.

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($942.8 and $582.3 at December 31, 2002 and 2001, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2002               2001                2000
                                                                        ---------------    ---------------     --------------
   Numerator:
           Net Income ...........................................       $        392.9     $        346.9      $       297.5
           Less: Preferred stock dividends.......................                   -                  -                  .1
                                                                        ---------------    ---------------     --------------
           Numerator for basic earnings per share -
               income available to common stockholders...........                392.9              346.9              297.4

           Effect of dilutive securities:
               Convertible preferred stock dividends.............                   -                  -                  .1
                                                                        ---------------    ---------------     --------------

           Numerator for diluted earnings per share -
                income available to common stockholders
                after assumed conversions........................       $        392.9     $        346.9      $       297.5
                                                                        ===============    ===============     ==============

   Denominator:
            Denominator for basic earnings per share -
                weighted-average shares..........................          120,575,550        118,957,511        119,318,408

            Effect of dilutive securities:
               Stock options.....................................              963,237          1,325,415            745,557
               Convertible preferred stock.......................               10,090             44,980            133,079
                                                                        ---------------    ---------------     --------------
               Dilutive potential common shares..................              973,327          1,370,395            878,636
                                                                        ---------------    ---------------     --------------

            Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions..............................          121,548,877        120,327,906        120,197,044
                                                                        ===============    ===============     ==============

            Basic earnings per share.............................       $         3.26     $         2.92      $        2.49
                                                                        ===============    ===============     ==============
            Diluted earnings per share...........................       $         3.23     $         2.88      $        2.47
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

     Supplemental cash flow information:

                                                                                            Years Ended December 31,
                                                                                    ----------------------------------------
                                                                                       2002           2001           2000
                                                                                    ----------    -----------    -----------
         Cash paid during the year for:
           Interest.........................................................        $     9.2     $     13.0     $     15.9
           Income taxes.....................................................            109.4           97.8           62.6
                                                                                    ----------    -----------    -----------
                                                                                    $   118.7     $    110.8     $     78.5
                                                                                    ==========    ===========    ===========

(p) Concentration of Credit Risk-Excluding U.S. government fixed maturity securities, the Company is not exposed to material concentration of credit risks as to any one issuer.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                          December 31,
                                                                     -------------------------------------------------------
                                                                              2002                           2001
                                                                     -------------------------     -------------------------
                                                                      Carrying        Fair          Carrying        Fair
                                                                       Amount         Value          Amount         Value
                                                                     ----------    -----------     -----------   -----------
     Commercial paper due within 180 days with an
         average yield of 1.48% and 2.32%, respectively.......          $ 19.9         $ 19.9          $ 34.9        $ 34.9
     Debentures maturing in 2007 at 7.0%......................           114.9          124.2           114.9         120.0
     Other miscellaneous debt.................................             6.6            6.6             9.1           9.1
                                                                     ----------    -----------     -----------   -----------
              Total Debt......................................         $ 141.5        $ 150.7         $ 159.0       $ 164.0
                                                                     ==========    ===========     ===========   ===========

     The  carrying  amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2002 are as follows:
2003: $22.8; 2004: $ .5; 2005: $ .7; 2006: $ .2; 2007:  $115.2;  2008 and after:
$1.8.  During  2002,  2001 and 2000,  $9.3,  $13.1 and $15.9,  respectively,  of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2002.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                                                              Convertible
                                                                                                             --------------
   Preferred Stock Series:                                                                                        G(1)
                                                                                                             --------------
   Annual cumulative dividend rate per share..............................................                        $    (1)
   Conversion ratio of preferred into common shares ......................................                       1 for .95
   Conversion right begins................................................................                         Anytime
   Redemption and liquidation value per share.............................................                             (1)
   Redemption beginning in year...........................................................                             (1)
   Total redemption value (millions)......................................................                             (1)
   Vote per share.........................................................................                             one
   Shares outstanding:
     December 31, 2001....................................................................                          44,591
     December 31, 2002....................................................................                           5,800
                                                                                                             ==============

----------
(1)  The  Corporation  has  authorized  up  to  1,000,000  shares  of  Series  G
     Convertible Preferred Stock for issuance pursuant to the Corporation's Stock Option Plan. Series G had been issued under the designation "G-2". In 2001, the Corporation created a new designation, "G-3", from which no shares have been issued as of December 31, 2002. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series "G-2" and Series "G-3" are collectively referred to as Series "G". Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2002, the annual dividend rate for Series G-2 was $.46 per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2002 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2003 without the prior approval of appropriate regulatory authorities is approximately $227.4.

(c) Stock Option Plan-The Corporation has stock option plans for certain eligible key employees. The plan in effect since 1992 was amended in 2002 for grants made in 2002, prior to the plan's expiration, as to the granting of new shares in May, 2002. A new plan was adopted and approved by the shareholders in May, 2002 to cover grants in 2003 and after. The combination of options awarded at the date of grant and previously issued options still outstanding at such date, may not exceed 6% of the Old Republic common stock issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock at the date of grant, and the term of the options is generally ten years from such date. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and subsequent years may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively.

     In the event the closing market price of Old Republic's common stock reaches a pre-established value ("the vesting acceleration price"), options granted in 2001 and prior years may be exercised cumulatively to the extent of 10% of the number of shares covered by the grant for each year of employment by the optionee. For grants in 2002 and subsequent years, optionees become vested on an accelerated basis to the extent of the greater of 10% of the options granted times the number of years of employment, or the sum of the optionee's already vested grant plus 50% of the remaining unvested grant.

     The option plans enable optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

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

                                                                                      Years Ended December 31,
                                                                          --------------------------------------------------
                                                                               2002              2001              2000
                                                                          --------------    --------------    --------------
   Option pricing/weighted average assumptions:
     Risk-free interest rates......................................               5.41%             4.79%             6.11%
     Dividend yield................................................               2.53%             2.82%             5.75%
     Common stock market
        price volatility factors...................................                 .27               .27               .24
     Expected option life..........................................            10 years          10 years          10 years

   Comparative data:
     Net income:
        As reported................................................       $       392.9     $       346.9     $       297.5
        Deduct: Total   stock-based   employee   compensation
            expenses  determined  under the fair  value based
            method for all awards, net of related tax effects......                 3.0               1.8               3.6
                                                                          --------------    --------------    --------------
        Pro forma basis............................................       $       389.9     $       345.1     $       293.9
                                                                          ==============    ==============    ==============
     Basic earnings per share:
        As reported................................................       $        3.26     $        2.92     $        2.49
        Pro forma basis............................................                3.23              2.90              2.46
     Diluted earnings per share:
        As reported................................................                3.23              2.88              2.47
        Pro forma basis............................................       $        3.20     $        2.86     $        2.44
                                                                          ==============    ==============    ==============

     A summary of the status of the Corporation's stock options as of December 31, 2002, 2001 and 2000, and changes in outstanding options during the years then ended follows:

                                                                  As of and for the Years Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                          2002                      2001                       2000
                                                 -----------------------    ----------------------    -----------------------
                                                                Weighted                 Weighted                   Weighted
                                                                Average                  Average                    Average
                                                                Exercise                 Exercise                   Exercise
                                                   Shares        Price       Shares        Price        Shares       Price
                                                 ----------    ---------    ---------    ---------    ---------    ----------
     Outstanding at beginning of year ......      5,129,689    $  20.60     4,623,500    $  18.23     4,975,697    $   17.92
     Granted................................      1,137,600       31.60     1,148,000       26.95       885,700        12.00
     Exercised..............................      1,395,316       15.29       609,642       14.31     1,134,455        11.53
     Forfeited and canceled ................         76,600       25.15        32,169       25.25       103,442        23.72
                                                 ----------                 ---------                 ---------
     Outstanding at end of year.............      4,795,373       24.68     5,129,689       20.60     4,623,500        18.23
                                                 ==========                 =========                 =========

     Exercisable at end of year.............      2,191,322    $  20.64     2,870,530    $  17.67     3,053,669    $   16.46
                                                 ==========    =========    =========    =========    =========    ==========

     Weighted average fair value of
       options granted during the year (1)..     $   10.38  per share       $   8.12  per share       $   2.09   per share
                                                 ==========                 =========                 =========

     (1) Based on the Black-Scholes option pricing model and the assumptions outline in the table above.

A summary of stock options outstanding and exercisable at December 31, 2002 follows:

                                                           Options Outstanding                         Options Exercisable
                                                    --------------------------------------          -------------------------
                                                                    Weighted - Average
                                                                  ------------------------                          Weighted
                                         Year(s)      Number       Remaining                                        Average
                                           Of          Out-       Contractual    Exercise              Number       Exercise
     Ranges of Exercise Prices           Grant       Standing        Life          Price            Exercisable      Price
     --------------------------------   --------    ----------    -----------    ---------          -----------    ----------
     $10.84  to  $11.83..............    1994-95       217,805      2.00 yrs     $  10.85               202,090    $   10.85
     $14.75  to  $17.83..............    1996-97       600,428      4.00 yrs        17.82               547,412        17.82
     $29.04  to  $29.08..............     1998         877,647      5.00 yrs        29.04               438,824        29.04
     $17.56  to  $19.50..............     1999         506,313      6.00 yrs        19.50               395,100        19.50
     $12.00  to  $13.56..............     2000         349,765      7.00 yrs        12.00               272,773        12.00
     $26.92  to  $28.37..............     2001       1,107,815      8.00 yrs        26.95               221,563        26.95
     $31.60  to  $31.60..............     2002       1,135,600      9.00 yrs     $  31.60               113,560    $   31.60
                                                    ----------                   =========          -----------    ==========
          Total......................                4,795,373                                        2,191,322
                                                    ==========                                      ===========

     The maximum number of options available for future issuance as of December 31, 2002, is 2,440,553.

(d) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 2002. At the same date, there were 100,000,000 shares of Class "B" common stock authorized but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In March 2000, the Company canceled 36,420,135 common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

(e) Undistributed Earnings-At December 31, 2002, the equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its subsidiaries amounted to $2,211.4 and $121.8, respectively. Dividends declared during 2002, 2001 and 2000, to the Corporation by its subsidiaries amounted to $139.1, $120.3 and $119.6, respectively.

(f) Statutory Data-The policyholders' surplus and net income, determined in accordance with statutory accounting practices, of the Corporation's insurance subsidiaries was as follows at the dates and for the periods shown:

                                                     Policyholders' Surplus                         Net Income
                                                   --------------------------        -----------------------------------------
                                                         December 31,                         Years Ended December 31,
                                                   --------------------------        -----------------------------------------
                                                      2002           2001               2002           2001           2000
                                                   -----------    -----------        -----------    -----------    -----------
   General Insurance Group.................        $  1,318.7     $  1,318.1         $    113.2     $     90.0     $    109.5
   Mortgage Guaranty Group.................             216.6          241.2              219.7          235.2          221.9
   Title Insurance Group...................             125.3          116.5               31.7           23.3           13.7
   Life Insurance Group....................        $     46.3     $     47.7         $       .9     $      3.0     $      6.2
                                                   ===========    ===========        ===========    ===========    ===========

     In December, 1998, the National Association of Insurance Commissioners adopted a revised Accounting Practices and Procedures Manual ("Codification"). This Codification is a comprehensive compilation of statutory accounting practices and principles and was effective for accounting periods beginning after January 1, 2001. The adoption of codification resulted in an increase of $23.2 at December 31, 2001 in the Company's statutory policyholders' surplus principally due to the net effect of increases in premiums written, acquisition costs and deferred income taxes.


Note 4-Commitments and Contingent Liabilities:
(a) Reinsurance and Retention Limits-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium, contingent commission, and profit sharing arrangements for parts of its business in order to minimize losses for which it might become liable under insurance policies underwritten by it. To the extent that any reinsurance companies or retrospectively rated risks or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and agency agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in thousands): $1,000 for workers' compensation; $1,000 for commercial auto liability; $1,000 for general liability; $2,400 for executive protection (directors & officers and errors & omissions); $1,000 for aviation; and $300 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $27. Title insurance risk assumptions are limited to a maximum of $100,000 as to any one policy beginning in 2003, and for amounts of up to $25,000 in 2002 and prior years. The vast majority of title policies issued, however, carry exposures of $500 or less. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 that were previously assumed by unaffiliated reinsurers for up to $100.0. Effective January 1, 2003 reinsurance ceded limits were once again raised to the $100.0 level. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The Act defines what constitutes an "act of terrorism" and establishes a formula based on primary insurers' premium volume to reimburse such insurers for 93% of any terrorism losses suffered between November 26, 2002 and December 31, 2003, 90% of any losses suffered in 2004 and 85% of any losses suffered in 2005. Further, pursuant to the Act, losses are capped for each year at $100.0 billion. The Act will sunset on December 31, 2005 if not extended or replaced by similar legislation. The Act automatically voided all policy exclusions which were in effect for terrorism related losses. Under the Act, insurers must offer terrorism coverage with most commercial property and casualty insurance lines and are permitted to establish an additional premium charge for their share of such risks, but insureds may elect to reject the coverage. Insurers are permitted to reinsure that portion of the risk which they retain under the Act, but the reinsurance market has not yet responded with a widespread willingness to reinsure such risks. As of this date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties, and are effectively retained by it subject to any recovery that would be collected under the Act.

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

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's claim and claim expense reserves since reinsurance, retrospective rating, and high deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. Historically, the Company has not incurred material charges from the non-recoverability of such balances and credits.

     The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 2002. For the years 2000 to 2002, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                         Years Ended December 31,
                                                                          ----------------------------------------------------
                                                                               2002                2001              2000
                                                                          --------------      --------------    --------------
   General Insurance Group
   Written premiums:        direct.................................       $     1,649.9       $     1,377.3     $     1,115.0
                            assumed (1)............................                24.6                37.4              26.7
                            ceded..................................       $       405.8       $       336.2     $       256.7
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $     1,550.9       $     1,282.2     $     1,084.4
                            assumed (1)............................                22.4                36.8              25.3
                            ceded..................................       $       389.2       $       318.8     $       252.0
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $       332.0       $       281.5     $       230.6
                                                                          ==============      ==============    ==============

   Mortgage Guaranty Group
   Written premiums:        direct.................................       $       436.3       $       390.8     $       361.4
                            assumed................................                 1.2                 1.6               3.7
                            ceded..................................       $        57.2       $        38.4     $        29.7
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $       432.4       $       390.9     $       359.0
                            assumed................................                 1.1                  .7               1.9
                            ceded..................................       $        57.3       $        38.4     $        29.4
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $         1.1       $         2.1     $          .8
                                                                          ==============      ==============    ==============

   Mortgage guaranty insurance in force as of
   December 31:             direct.................................       $    97,786.3       $    82,259.5     $    72,439.5
                            assumed................................            18,058.3            17,853.1          14,882.4
                            ceded..................................       $     2,928.3       $     2,403.6     $     1,860.7
                                                                          ==============      ==============    ==============

   Life Insurance Group
   Written premiums:        direct.................................       $        73.5       $        72.0     $        73.4
                            assumed................................                  .5                  -                 -
                            ceded (1)..............................       $        25.8       $        25.5     $        28.0
                                                                          ==============      ==============    ==============

   Earned premiums:         direct.................................       $        79.8       $        81.9     $        80.7
                            assumed................................                  .5                  -                 -
                            ceded (1)..............................       $        30.2       $        31.3     $        27.3
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $        21.5       $        16.6     $        14.7
                                                                          ==============      ==============    ==============

   Life insurance in force as of December 31:         direct.......       $    11,437.3       $    11,575.8     $    11,800.5
                                                      assumed......                  -                   -                 -
                                                      ceded........       $     4,053.6       $     4,075.3     $     4,951.3
                                                                          ==============      ==============    ==============

----------
(1)Various accident and health coverages written in the Life Insurance Group are ceded to the General Insurance Group. Such amounts are recorded as premiums ceded and premiums assumed in the respective segments of this table.

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. At December 31, 2002, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $121.8 are summarized as follows: 2003:
$34.4; 2004: $26.1; 2005: $17.0; 2006: $11.1; 2007: $9.2; 2008 and after: $23.8.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claims occurrences not indemnified by reinsurers such as noted at 4(a) above, or failure to collect all amounts on its investments, or balances due from assureds and reinsurers. The Corporation does not have a basis for anticipating any significant losses or costs to result from any known or existing contingencies.

(d) Legal Proceedings- Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries. Other unusual litigation is discussed below.

     In December 1999, a class action lawsuit was filed against the Company in the Federal District Court for the Southern District of Georgia. The suit alleges that the Company provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures

Act. The Court ruled in favor of a summary judgment motion filed by the Company and dismissed the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The Company filed a motion seeking a summary judgment on grounds asserted in its earlier motion but not considered by the District Court. On February 5, 2003, the District Court denied the plaintiffs' motions to certify a class in both the lawsuit against the Company and a similar lawsuit pending before the same Court against another mortgage guaranty insurer. While the Court's decision is appealable, it is not known whether the plaintiffs will seek an appeal, and accordingly, the ultimate outcome of this litigation cannot be foreseen. Between 2000 and 2002, the Company has paid or otherwise provided cumulatively $17.8, the majority of which was incurred in 2002, to cover legal defenses and other costs associated with this litigation.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. The subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided for its best estimate of litigation and related costs associated with all these issues in the amounts of $3.4, $6.8 and $4.1 in 2002, 2001 and 2000, respectively, and $50.0 for all years combined since 1998.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2002 is presented below.

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

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2002:
   Operating Summary:
   Net premiums, fees, and other income................        $      562.1    $      585.6     $      635.4     $     686.2
   Net investment income and realized gains (losses)...                76.7            72.1             65.6            71.9
   Total revenues......................................               639.0           657.9            701.0           758.3
   Benefits, claims, and expenses......................               498.9           516.1            559.3           621.0
   Net income (a)......................................        $       95.5    $      107.5     $       96.3     $      93.5
                                                               =============   =============    =============    ============
   Net income per share (a):  Basic....................        $        .79    $        .89     $        .80     $       .78
                              Diluted..................        $        .79    $        .88     $        .79     $       .77
                                                               =============   =============    =============    ============

   Average common and equivalent shares outstanding:
      Basic............................................         120,226,110     120,456,722      120,549,496     120,594,089
                                                               =============   =============    =============    ============
      Diluted..........................................         121,323,388     121,727,917      121,487,344     121,453,865
                                                               =============   =============    =============    ============

(a) Second quarter 2002 earnings benefited to the extent of $10.9, or 9 cents per share, from the resolution of various tax issues dating back to the Company's 1987 tax return.

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2001:
   Operating Summary:
   Net premiums, fees, and other income................        $      464.4    $      512.1     $      533.9     $     558.2
   Net investment income and realized gains (losses)...                83.0            77.0             65.6            78.7
   Total revenues......................................               547.5           589.2            599.5           637.0
   Benefits, claims, and expenses......................               426.9           459.9            479.9           502.6
   Net income..........................................        $       83.9    $       91.5     $       82.4     $      88.9
                                                               =============   =============    =============    ============
   Net income per share:     Basic.....................        $        .71    $        .77     $        .69     $       .75
                             Diluted...................        $        .70    $        .76     $        .69     $       .74
                                                               =============   =============    =============    ============

   Average common and equivalent shares outstanding:
      Basic............................................         118,536,809     118,783,068      118,928,107     118,972,130
                                                               =============   =============    =============    ============
      Diluted..........................................         120,150,401     120,354,542      120,260,624     120,265,463
                                                               =============   =============    =============    ============

Note 6-Information About Segments of Business - The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. The contributions of Old Republic's insurance industry segments to consolidated revenues and operating results, and certain balance sheet data pertaining thereto are shown in the following tables. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions.

     The Corporation does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

     The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for approximately 35.2% of the Group's direct premiums written in 2002. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit indemnity, and surety bonds. The General Insurance Group's operations have been expanded over the years to insure certain specialty lines such as directors and officers liability and errors and omissions liability insurance, to cover owners and operators of private aircraft for hull and liability exposures, and to provide automobile and home warranties.

     Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Corporation's mortgage insurance business originates from mortgage bankers (54.2%), commercial banks (16.2%), savings institutions (14.3%) and other mortgage originators (15.3%). The Mortgage Guaranty segment's ten largest customers were responsible for approximately 38.2%, 40.6% and 45.1% of direct new insurance written in 2002, 2001 and 2000, respectively. The largest single customer accounted for 11.2% of direct new insurance written in 2002 compared to 8.8% and 12.6% in 2001 and 2000, respectively.

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

     The Life Insurance Group markets and writes consumer credit life and disability insurance primarily through automobile dealers. It has also written various conventional life and disability/accident and health insurance coverages for many years, principally through banks, brokers, and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers for relatively large face amounts, in both the United States and Canada.

     The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

                                Segment Reporting
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years Ended December 31,
                                                                       ----------------------------------------------------------
                                                                            2002                 2001                  2000
                                                                       --------------       ---------------       ---------------
General Insurance Group:
     Net premiums earned.................................              $     1,184.1        $      1,000.2        $        857.8
     Net investment income and other income(a)...........                      192.5                 194.7                 199.3
                                                                       --------------       ---------------       ---------------
       Total.............................................              $     1,376.7        $      1,195.0        $      1,057.1
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $       182.1        $        141.4        $        116.9
                                                                       ==============       ===============       ===============
     Income tax expense (b)..............................              $        38.0        $         34.7        $         27.1
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $     5,876.5        $      5,451.9        $      5,111.4
                                                                       ==============       ===============       ===============

Mortgage Guaranty Group:
     Net premiums earned.................................              $       376.2        $        353.1        $        331.4
     Net investment income and other income(a)...........                       90.8                  82.8                  63.9
                                                                       --------------       ---------------       ---------------
       Total.............................................              $       467.1        $        436.0        $        395.3
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $       267.7        $        261.9        $        240.1
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $        90.6        $         88.4        $         80.8
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $     1,921.2        $      1,731.6        $      1,483.3
                                                                       ==============       ===============       ===============

Title Insurance Group:
     Net premiums earned.................................              $       524.8        $        382.7        $        307.6
     Title, escrow and other fees........................                      288.5                 242.6                 186.4
                                                                       --------------       ---------------       ---------------
       Sub-total.........................................                      813.4                 625.3                 494.0
     Net investment income and other income(a)...........                       23.1                  23.5                  24.6
                                                                       --------------       ---------------       ---------------
       Total.............................................              $       836.5        $        648.9        $        518.7
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $        97.8        $         74.6        $         40.3
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $        32.9        $         26.9        $         13.5
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $       619.9        $        536.0        $        491.2
                                                                       ==============       ===============       ===============

Life Insurance Group:
     Net premiums earned.................................              $        50.1        $         50.6        $         53.4
     Net investment income and other income(a)...........                        6.9                   7.7                   8.6
                                                                       --------------       ---------------       ---------------
       Total.............................................              $        57.0        $         58.4        $         62.0
                                                                       ==============       ===============       ===============
     Income before taxes.................................              $         6.4        $          4.9        $          5.3
                                                                       ==============       ===============       ===============
     Income tax expense..................................              $         2.5        $          1.8        $          1.2
                                                                       ==============       ===============       ===============
     Segment assets - at year end........................              $       233.3        $        236.3        $        244.5
                                                                       ==============       ===============       ===============

                   Reconciliations of Segments to Consolidated
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Years Ended December 31,
                                                                        --------------------------------------------------------
                                                                             2002                 2001                 2000
                                                                        --------------       --------------       --------------
Revenues:
     Total revenues for reportable segments.................            $     2,737.4        $     2,338.5        $     2,033.3
     Realized investment gains..............................                     13.9                 29.7                 33.6
     Other revenues.........................................                      8.9                 15.0                 18.3
     Elimination of intersegment revenues(c)................                     (3.9)                (9.8)               (14.7)
                                                                        --------------       --------------       --------------
        Total consolidated revenues.........................            $     2,756.4        $     2,373.4        $     2,070.6
                                                                        ==============       ==============       ==============

Income before taxes:
     Total income before taxes of reportable segments.......            $       554.1        $       483.0        $       402.7
     Realized investment gains..............................                     13.9                 29.7                 33.6
     Other sources - net....................................                     (7.1)                (8.8)               (10.0)
                                                                        --------------       --------------       --------------
     Income before income taxes.............................            $       560.9        $       503.9        $       426.4
                                                                        ==============       ==============       ==============

Assets
     Total assets for reportable segments...................            $     8,651.1        $     7,956.0        $     7,330.6
     Other assets...........................................                    164.7                 64.9                 61.8
     Elimination of intersegment investment(c)..............                   (100.4)              (100.7)              (111.0)
                                                                        --------------       --------------       --------------
        Consolidated total..................................            $     8,715.4        $     7,920.2        $     7,281.4
                                                                        ==============       ==============       ==============

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a) Including unallocated investment income derived from invested capital and surplus funds.
(b) General Insurance tax expense was reduced by $10.9 in 2002 due to the final resolution of tax issues dating back to the Corporation's 1987 tax return.
(c) Represents results of holding company parent, three minor subsidiaries, consolidation eliminating adjustments, and general corporate expenses, as applicable.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------







To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                             /s/ PricewaterhouseCoopers LLP




Chicago, Illinois
March 14, 2003

Item 9-Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2003 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 2003. A list of Directors appears on the "Signature" page of this report.

Item 11-Executive Compensation

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2003 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 2003.

Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2003 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 2003.

Item 13-Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2003 a definitive proxy statement pursuant to Regulation 14A in connection with its Annual Meeting of shareholders to be held on May 23, 2003.

Item 14-Controls and Procedures

     The Company's Principal Executive Officer and its Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report. No significant changes or corrective actions were made to these controls and procedures following their evaluation.

Item 15-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
     1. Financial statements: See Item 8, Index to Financial Statements.
     2. Financial statement schedules will be filed on or before April 30, 2003 under cover of Form 10-K/A.
     3. See exhibit index on page 55 of this report.

(b)Reports on Form 8-K:
     1. On November 12, 2002, the Company filed a Current Report on Form 8-K to include the Principal Executive Officer's Signed Certification of Periodic Report and the Principal Financial Officer's Signed Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By          :      /s/ A. C. Zucaro                                   3/25/03
                  -------------------------------------------------------------
                  A. C. Zucaro, Chairman of the Board,                 Date
                  Chief Executive Officer, President and Director



By          :      /s/ John S. Adams                                  3/25/03
                  --------------------------------------------------------------
                  John S. Adams, Senior Vice President                 Date
                  and Chief Financial Officer

PART III

Item 14. Control and Procedures

Furnish the information required by Item 107 of Regulation S-K.


 /s/ A.C. Zucaro
-----------------------------
Aldo C. Zucaro


CERTIFICATION

I, Aldo C. Zucaro, certify that:

1. I have reviewed this annual report on Form 10-K of Old Republic International Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 20, 2003

PART III

Item 14. Control and Procedures

Furnish the information required by Item 107 of Regulation S-K.


 /s/ John S. Adams
-----------------------------
John S. Adams


CERTIFICATION

I, John S. Adams, certify that:

1. I have reviewed this annual report on Form 10-K of Old Republic International Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


/s/ Harrington Bischof                       /s/ John W. Popp
----------------------------------           ----------------------------------
Harrington Bischof, Director*                John W. Popp, Director*


/s/ Anthony F. Colao                         /s/ William A. Simpson
----------------------------------           ----------------------------------
Anthony F. Colao, Director*                  William A. Simpson, Director*
                                             President of Republic Mortgage
                                             Insurance Company


/s/ Jimmy A. Dew                             /s/ Arnold L. Steiner
----------------------------------           ----------------------------------
Jimmy A. Dew, Director*                      Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company


/s/ Kurt W. Kreyling                         /s/ David Sursa
----------------------------------           ----------------------------------
Kurt W. Kreyling, Director*                  David Sursa, Director*


/s/ Peter Lardner                            /s/ William G. White, Jr.
----------------------------------           ----------------------------------
Peter Lardner, Director*                     William G. White, Jr., Director*


/s/ Wilbur S. Legg
----------------------------------
Wilbur S. Legg, Director*







*  By /s/A. C. Zucaro
   Attorney-in-fact
   Date: March 20, 2003

                                  EXHIBIT INDEX

     An index of exhibits required by item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

     (A) * Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 2001).

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

     (C) * Certificate of Designation with respect to Series G-3 Convertible Preferred Stock. (Exhibit 4(C) to Registrant's Annual Report on Form 10-K for 2001).

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

     (F) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee (Exhibit 4(G) to Registrant's Annual eport on Form 10-K for 1993).

     (G) * Supplemental Indenture No. 1 dated as of June 16, 1997 supplementing the Indenture (Exhibit 4.3 to Registrant's Form 8-A filed June 16,
           1997).

     (H) * Supplemental  Indenture   No.  2   dated  as  of  December  31,  1997
           supplementing  the   Indenture. (Exhibit 4(G) to Registrant's  Annual
           Report on Form 10-K for 1997).


(10) Material contracts.

**   (A)   Amended  and  Restated  Old Republic  International  Corporation  Key
           Employees Performance Recognition Plan.

**   (B)   Amended  and Restated  1992  Old Republic  International  Corporation
           Non-qualified Stock Option Plan.

**   (C)   Amended  and Restated  2002  Old Republic  International  Corporation
           Non-qualified Stock Option Plan.

**   (D) * Amended   and  Restated   Old   Republic   International  Corporation
           Executives   Excess   Benefits    Pension   Plan. (Exhibit  10(E)  to
           Registrant's Annual Report on Form 10-K for 1997).

**   (E) * Form  of  Indemnity  Agreement   between  Old  Republic International
           Corporation and each of its directors and certain officers (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**   (F) * Directors  and  officers liability  and  company reimbursement policy
           dated  October  6, 1970 (Exhibit  12(A)  to   Form  S-1  Registration
           Statement No. 2-41089).

**   (G) * Bitco Key Employees Performance  Recognition  Plan. (Exhibit 10(H) to
           Registrant's Annual Report on Form 10-K 1997).

**   (H) * RMIC  Corporation/Republic  Mortgage  Insurance  Company Amended  and
           Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant's Annual Report on Form 10-K for 2000).

**   (I) * RMIC  Corporation/Republic  Mortgage  Insurance   Company  Executives
           Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant's Annual Report on Form 10-K for 2000).

**   (J)   Amended  and  Restated Old  Republic  Risk   Management  Key Employee
           Recognition Plan.

                           (Exhibit Index, Continued)


(21)       Subsidiaries of the registrant.

(23)       Consent of PricewaterhouseCoopers LLP.

(24)       Powers of attorney.

(28)       Consolidated Schedule P (To be filed by amendment).

(99.1)     Principal Executive Officer's Signed Certification of Periodic Report

(99.2)     Principal Financial Officer's Signed Certification of Periodic Report

------------------------------------------
* Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.