Form 10-K/A
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-04-30
CIK 74260

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



                                 AMENDMENT NO. 1
                                              ---

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2002 on
                                                   ----------------------
     Form 10K as set forth in the pages attached hereto: (List all such items,
     --------
     financial statements, exhibits or other portions amended)


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


Date: April 24, 2003                      By:       /s/ John S. Adams
      --------------                         -----------------------------------
                                                        (Signature)
                                                       John S. Adams
                                                 Senior Vice President and
                                                  Chief Financial Officer























                                 Total Pages: 12
                                 ---------------

                                      INDEX



FINANCIAL STATEMENT SCHEDULES
-----------------------------

  Report of Independent Accountants

  OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Schedule   I - Summary  of  Investments  -  Other than  Investments in Related
                 Parties as of December 31, 2002

  Schedule  II - Condensed  Financial Information  of Registrant  as of December
                 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000

  Schedule III - Supplementary   Insurance   Information  for  the  years  ended
                 December 31, 2002, 2001 and 2000

  Schedule  IV - Reinsurance   for  the  years  ended   December 31,  2002, 2001
                 and 2000

  Schedule  VI - Supplemental   Information    Concerning  Property  -  Casualty
                 Insurance Operations for the years ended December 31, 2002, 2001 and 2000

  Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.




EXHIBITS
--------

  (23) Consent of Independent Accountants.
  (28) Consolidated Schedule P.

































* Not covered by the Report of Independent Accountants.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


Our audits of the consolidated financial statements of Old Republic International Corporation and its subsidiairies at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 referrd to in out report dated March 14, 2003, is included on page 49 of the Corporation's Annual Report on form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment. In our opnion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                            /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
April 24, 2003


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2002
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------------


           Column A                                                       Column B           Column C          Column D
      --------------------                                           -----------------  -----------------  -----------------
                                                                                                               Amount at
                                                                                               Fair           which shown
Type of investment                                                        Cost (a)            Value        in balance sheet
------------------                                                   -----------------  -----------------  -----------------
Held to maturity:
  Fixed maturity securities:
    States, municipalities and political subdivisions                $      1,299,716   $      1,375,902   $      1,299,716
    Public utilities                                                          754,451            795,810            754,451
                                                                     -----------------  -----------------  -----------------
                                                                            2,054,167   $      2,171,712          2,054,167
                                                                                        =================
  Other long-term investments                                                  57,445                                57,445
                                                                     -----------------                     -----------------
          Total                                                             2,111,613                             2,111,613
                                                                     -----------------                     -----------------


Available for sale:
  Fixed maturity securities:
    United States Government and government
      agencies and authorities                                                865,198   $        910,094            910,094
    Foreign government                                                         63,972             66,193             66,193
    Corporate, industrial and all other                                     2,060,275          2,196,205          2,196,205
                                                                     -----------------  -----------------  -----------------
                                                                            2,989,445   $      3,172,493          3,172,493
                                                                     -----------------  =================  -----------------
  Equity securities:
    Non-redeemable preferred stocks                                             2,283   $          2,254              2,254
    Common stocks:
      Public utilities                                                         85,657             71,422             71,422
      Banks, trusts and insurance companies                                    23,406             26,419             26,419
      Industrial, miscellaneous and all other                                 408,961            413,454            413,454
                                                                     -----------------  -----------------  -----------------
                                                                              520,307   $        513,549            513,549
                                                                     -----------------  =================  -----------------
  Short-term investments                                                      253,893                               253,893
                                                                     -----------------                     -----------------
      Total                                                                 3,763,645                             3,939,936
                                                                     -----------------                     -----------------
        Total Investments                                            $      5,875,258                      $      6,051,549
                                                                     =================                     =================


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
----------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                      --------------------------------------
                                                                                             2002                 2001
                                                                                      -----------------     ----------------
Assets:

Bonds and notes                                                                       $         11,670      $        10,500
Cash                                                                                             5,824                  288
Short-term investments                                                                           8,089               12,051
Investments in, and indebtedness of related parties:
  Subsidiaries and affiliates, at equity                                                     3,129,449            2,839,658
  Indebtedness of affiliates                                                                   134,759               82,934
Other assets                                                                                    23,923               22,226
                                                                                      -----------------     ----------------
  Total Assets                                                                        $      3,313,715      $     2,967,660
                                                                                      =================     ================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                 $         22,602      $        33,430
Debt and debt equivalents                                                                      114,972              114,965
Indebtedness to affiliates and subsidiaries                                                     20,221               35,172
Commitments and contingent liabilities                                                             ---                  ---
                                                                                      -----------------     ----------------
  Total Liabilities                                                                            157,795              183,569
                                                                                      -----------------     ----------------

Convertible preferred stock                                                                         54                  307
                                                                                      -----------------     ----------------

Common Shareholders' Equity:
Common stock                                                                                   123,791              122,168
Additional paid-in capital                                                                     253,169              219,893
Retained earnings                                                                            2,700,512            2,383,295
Accumulated other comprehensive income                                                         111,083               91,111
Treasury stock (at cost)                                                                       (32,691)             (32,685)
                                                                                      -----------------     ----------------
  Total Common Shareholders' Equity                                                          3,155,866            2,783,783
                                                                                      -----------------     ----------------
  Total Liabilities, Preferred Stock and
   and Common Shareholders' Equity                                                    $      3,313,715      $     2,967,660
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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                          2002                 2001                2000
                                                                     ---------------      ---------------     ---------------
Revenues:
Investment income from subsidiaries                                  $        4,595       $        8,768      $        8,964
Real estate and other income                                                  3,673                3,870               3,692
Realized investment gains (losses)                                           (1,289)               4,450                 ---
Other investment income                                                       1,237                  914               1,250
                                                                     ---------------      ---------------     ---------------
    Total Revenues                                                            8,217               18,003              13,907
                                                                     ---------------      ---------------     ---------------

Expenses:
Interest -- subsidiaries                                                        527                4,488               7,353
Interest -- other                                                             8,155                8,155               8,155
Real estate and other expenses                                                2,936                2,910               2,844
General expenses, taxes and fees                                              5,339                6,813               5,673
                                                                     ---------------      ---------------     ---------------
    Total Expenses                                                           16,959               22,368              24,027
                                                                     ---------------      ---------------     ---------------
Revenues, net of expenses                                                    (8,742)              (4,364)            (10,119)

Federal income tax credits                                                   (1,798)              (4,344)             (3,596)
                                                                     ---------------      ---------------     ---------------
Loss before equity in earnings of subsidiaries                               (6,944)                 (20)             (6,523)

Equity in Earnings of Subsidiaries:
  Dividends received                                                        139,170              120,380             119,650
  Earnings in excess of dividends                                           260,753              226,612             184,460
                                                                     ---------------      ---------------     ---------------

Net Income                                                           $      392,979       $      346,971      $      297,587
                                                                     ===============      ===============     ===============

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
             OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                          2002                 2001                2000
                                                                     ---------------      ---------------     ---------------
Cash flows from operating activities:
  Net income                                                         $      392,979       $      346,971      $      297,587
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Accounts receivable                                                       (293)                (112)                204
     Income taxes - net                                                     (10,461)              14,356             (27,416)
     Excess of equity in net income of subsidiaries
        over dividends received                                            (260,753)            (226,612)           (184,460)
     Accounts payable, accrued expenses and other                             6,645                6,199               4,277
                                                                     ---------------      ---------------     ---------------
  Total                                                                     128,116              140,801              90,191
                                                                     ---------------      ---------------     ---------------

Cash flows from investing activities:
  Sales of equity securities                                                  3,004                  ---                 ---
  Sales of other investments                                                      9                    8                   7
  Sales of fixed assets for company use                                         ---                   42                 ---
  Purchases of fixed maturity securities                                    (33,316)                 ---                 ---
  Purchases of equity securities                                            (39,035)                 ---                 ---
  Purchases of fixed assets for company use                                    (832)                (306)             (1,508)
  Investments in, and indebtedness of related parties - net                  (2,609)             (79,612)             33,601
                                                                     ---------------      ---------------     ---------------
  Total                                                                     (72,780)             (79,868)             32,101
                                                                     ---------------      ---------------     ---------------

Cash flows from financing activities:
  Issuance of preferred and common stock                                     22,005               9,376               13,775
  Dividends on common shares                                                (75,759)            (70,072)             (65,000)
  Dividends on preferred shares                                                  (2)                (36)                (120)
  Purchase of treasury stock                                                     (6)                ---              (66,493)
                                                                     ---------------      ---------------     ---------------
  Total                                                                     (53,762)            (60,733)            (117,839)
                                                                     ---------------      ---------------     ---------------

Increase (decrease) in cash and short-term investments                        1,573                  200               4,453
Cash and short-term investments, beginning of year                           12,340               12,139               7,686
                                                                     ---------------      ---------------     ---------------
Cash and short-term investments, end of year                         $       13,913       $       12,340      $       12,139
                                                                     ===============      ===============     ===============

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2002, 2001 and 2000
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

            Column A                           Column B         Column C          Column D         Column E         Column F
-------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------

                                                             Future Policy
                                              Deferred         Benefits,                        Other Policy
                                               Policy           Losses,                          Claims and
                                             Acquisition      Claims and         Unearned         Benefits          Premium
             Segment                          Costs (b)      Loss Expenses      Premiums (b)       Payable          Revenue
-------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
Year Ended December 31, 2002:
-------------------------------------
  Insurance Underwriting:
    General Insurance Group                        $90,092       $1,881,111          $580,571          $59,697       $1,184,132
    Mortgage Insurance Group                        63,440          185,410            42,373              ---          376,281
    Title Insurance Group                              ---          225,659               ---            1,272          524,875
    Life Insurance Group                            44,294           74,198               ---            1,425           50,133
    Reinsurance Losses Recoverable (a)                 ---        1,413,885            86,442              ---              ---
                                           ---------------- ----------------  ---------------- ---------------- ----------------
      Total Insurance Underwriting                 197,827        3,780,264           709,387           62,396        2,135,423
    Corporate                                          ---              ---               ---              ---              ---
                                           ---------------- ----------------  ---------------- ---------------- ----------------
      Consolidated                                $197,827       $3,780,264          $709,387          $62,396       $2,135,423
                                           ================ ================  ================ ================ ================

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
                                           ================ ================  ================ ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion at December 31, 2002, $1.3 billion at December 31, 2001 and $1.3 billion at
     December 21, 2000. FAS No. 113 did not have any effect on the Company's results of operations.

     (b) Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2002, 2001 and 2000
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------------

            Column A                           Column G         Column H         Column I          Column J         Column K
-------------------------------------      ---------------- ---------------- ----------------  ---------------- ----------------

                                                                Benefits,      Amortization
                                                                 Claims,       of Deferred
                                                 Net           Losses and        Policy             Other
                                             Investment        Settlement      Acquisition        Operating         Premiums
             Segment                           Income           Expenses          Costs            Expenses        Written (b)
-------------------------------------      ---------------- ---------------- ----------------  ---------------- ----------------
Year Ended December 31, 2002:
-------------------------------------
  Insurance Underwriting:
    General Insurance Group                       $172,577         $852,106         $219,957          $122,459       $1,268,748
    Mortgage Insurance Group                        65,866           52,934           49,126            97,309          380,430
    Title Insurance Group                           22,535           40,765              ---           697,997          524,875
    Life Insurance Group                             6,714           29,089           10,025            11,513           48,303
    Reinsurance Losses Recoverable (a)                 ---              ---              ---               ---              ---
                                           ---------------- ---------------- ----------------  ---------------- ----------------
      Total Insurance Underwriting                 267,693          974,895          279,108           929,279        2,222,359
    Corporate                                        5,003              ---              ---            12,213              ---
                                           ---------------- ---------------- ----------------  ---------------- ----------------
      Consolidated                                $272,697         $974,895         $279,108          $941,493       $2,222,359
                                           ================ ================ ================  ================ ================

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
                                           ================ ================ ================  ================ ================

Note:(a) Effective  January 1, 1993, the Company  adopted  Financial  Accounting
     Standard (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.5 billion at December 31, 2002, $1.3 billion at December 31, 2001 and $1.3 billion at
     December 21, 2000. FAS No. 113 did not have any effect on the Company's results of operations.

     (b) Regulatory and related GAAP reclassifications that took effect at the beginning of 2001 pertained mostly to the recording of estimated premiums due subsequent to each balance sheet date and had the approximate effect of increasing accounts receivable by $110.9 million, deferred acquisition costs by $15.7 million and unearned premiums by $110.9 million as of December 31, 2001. These changes had no effect on the Company's net income for 2001.

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
              For the years ended December 31, 2002, 2001 and 2000
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
              Column A                         Column B           Column C          Column D          Column E         Column F
---------------------------------------   -----------------  ----------------  ----------------- -----------------  ---------------

                                                                                                                      Percentage
                                                                   Ceded            Assumed                           of amount
                                                 Gross            to other         from other            Net           assumed
                                                amount           companies         companies           amount           to net
                                          -----------------  ----------------  ----------------- -----------------  ---------------
Year Ended December 31, 2002:
---------------------------------------
   Life insurance in force                $     11,437,301   $     4,053,693   $            ---  $      7,383,608           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,550,929   $       389,238   $         22,440  $      1,184,132           1.9%
     Mortgage Insurance Group                      432,483            57,333              1,131           376,281           0.3
     Title Insurance Group                         523,353               (50)             1,471           524,875           0.3
     Life Insurance Group:
        Life insurance                              32,540             8,227                ---            24,312           ---
        Accident and health insurance               47,334            22,061                548            25,821           2.1
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     79,875            30,289                548            50,133           1.1
                                          -----------------  ----------------  ----------------- ----------------   ---------------
     Consolidating adjustments                         ---              (548)              (548)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
  Consolidated                            $      2,586,642   $       476,262   $         25,044  $      2,135,423           1.2%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 2001:
---------------------------------------
   Life insurance in force                $     11,575,791   $     4,075,307   $            ---  $      7,500,484           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,282,223   $       318,823   $         36,891  $      1,000,291           3.7%
     Mortgage Insurance Group                      390,905            38,485                768           353,188           0.2
     Title Insurance Group                         381,465               141              1,376           382,700           0.4
     Life Insurance Group:
        Life insurance                              37,240            13,757                ---            23,482           ---
        Accident and health insurance               44,732            17,544                  4            27,191           ---
                                          -----------------  ----------------  -----------------  ----------------  --------------
     Total Life Insurance Group                     81,972            31,302                  4            50,674           ---
                                          -----------------  ----------------  ------------------ ----------------  --------------
     Consolidating adjustments                         ---                (4)                (4)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  --------------
   Consolidated                           $      2,136,566   $       388,748   $         39,036  $      1,786,854           2.2%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 2000:
---------------------------------------
   Life insurance in force                $     11,800,529   $     4,951,352   $            ---  $      6,849,177           ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,084,463   $       252,006   $         25,382  $        857,838           3.0%
     Mortgage Insurance Group                      359,039            29,478              1,929           331,490           0.6
     Title Insurance Group                         306,809               306              1,108           307,611           0.4
     Life Insurance Group:
        Life insurance                              35,501            13,470                ---            22,031           ---
        Accident and health insurance               45,296            13,899                  3            31,400           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     80,797            27,369                  3            53,431           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---                (3)                (3)              ---           ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
  Consolidated                            $      1,831,110   $       309,158   $         28,419  $      1,550,371           1.8%
                                          =================  ================  ================= =================  ===============

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2002, 2001 and 2000
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

              Column A                      Column B        Column C        Column D      Column E       Column F       Column G
--------------------------------------   ------------- ----------------  ------------- -------------- -------------- -------------

                                                         Reserves for
                                            Deferred     Unpaid Claims     Discount
                                             Policy        and Claim        If Any,                                      Net
                                          Acquisition     Adjustment      Deducted in     Unearned        Earned      Investment
     Affiliation With Registrant           Costs (c)       Expenses        Column C     Premiums (c)     Premiums       Income
--------------------------------------  -------------- ----------------  ------------- -------------- -------------- -------------
Year Ended December 31, 2002:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $90,092       $1,881,111       $145,737       $580,571      $1,184,132     $172,577
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  ------------- -------------- --------------- ------------
                                              $90,092       $1,881,111       $145,737       $580,571      $1,184,132     $172,577
                                        ============== ================  ============= ============== =============== ============


Year Ended December 31, 2001:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $80,227       $1,755,597       $151,353       $496,048      $1,000,291     $175,773
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  ------------- -------------- --------------- ------------
                                              $80,227       $1,755,597       $151,353       $496,048      $1,000,291     $175,773
                                        ============== ================  ============= ============== =============== ============


Year Ended December 31, 2000:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $53,934       $1,734,650       $151,765       $307,227        $857,838     $179,864
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ----------------  ------------- -------------- --------------- ------------
                                              $53,934       $1,734,650       $151,765       $307,227        $857,838     $179,864
                                        ============== ================  ============= ============== =============== ============

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

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2002, 2001 and 2000
                                ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------

              Column A                            Column H              Column I        Column J        Column K
--------------------------------------  ---------------------------- --------------- -------------- ---------------

                                             Claims and Claim
                                            Adjustment Expenses        Amortization      Paid
                                            Incurred Related to        of Deferred      Claims
                                        ----------------------------     Policy        and Claim
                                           Current        Prior        Acquisition     Adjustment      Premiums
     Affiliation With Registrant            Year          Years           Costs         Expenses      Written (c)
--------------------------------------  ------------- -------------- --------------- -------------- ---------------
Year Ended December 31, 2002:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                            $859,634        ($7,101)       $219,957       $727,018      $1,268,748
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        ------------- -------------- --------------- -------------- ---------------
                                            $859,634        ($7,101)       $219,957       $727,018      $1,268,748
                                        ============= ============== =============== ============== ===============


Year Ended December 31, 2001:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                            $793,115       ($44,537)       $190,587       $727,630      $1,078,541
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        ------------- -------------- --------------- -------------- ---------------
                                            $793,115       ($44,537)       $190,587       $727,630      $1,078,541
                                        ============= ============== =============== ============== ===============


Year Ended December 31, 2000:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                            $730,744       ($66,606)       $172,552       $700,311        $885,090
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        ------------- -------------- --------------- -------------- ---------------
                                            $730,744       ($66,606)       $172,552       $700,311        $885,090
                                        ============= ============== =============== ============== ===============

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