Form 10-K/A
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-05-05
CIK 74260

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


                                 AMENDMENT NO. 2
                                              ---

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements,  exhibits or other  portions  of its ANNUAL  REPORT FOR 2002 on Form
                                                 -----------------------

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




Date: May 5, 2003                         By:         /s/ John S. Adams
                                             -----------------------------------
                                                       (Signature)
                                                    John Stuart Adams
                                                  Senior Vice President,
                                                 Chief Financial Officer





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




                   For The Fiscal Year Ended December 31, 2002



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



                            THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                            (Registrant)




                             By:  /s/  A.C. Zucaro
                                ------------------------------------
                                A. C. Zucaro, Member of the
                                Administration Committee



Date:  May 5, 2003

         OLD REPUBLIC INTERNATIONAL CORPORATION
         EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         REPORT ON AUDITS OF FINANCIAL STATEMENTS  AND
            SUPPLEMENTAL SCHEDULES

         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                  ------------



                                                                          Pages
                                                                          -----


Report of Independent Accountants                                           1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits
   as of December 31, 2002 and 2001                                         2

  Statements of Changes in Net Assets Available for Plan Benefits
   for the years ended December 31, 2002 and 2001                           3

  Notes to Financial Statements                                            4-8

Supplemental Schedules:

  Schedule of Assets Held for Investment Purposes at End of Year            9

  Schedule of Reportable Transactions for the year ended
   December 31, 2002                                                       10























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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Participants and the Administration Committee of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan


In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 2002 and 2001, and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



April 11, 2003
Chicago, Illinois


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                        As of December 31, 2002 and 2001
                        --------------------------------


                                                               2002                                          2001
                                            ------------------------------------------    ------------------------------------------
                                             Participant  Non-Participant                  Participant  Non-Participant
                                              Directed       Directed       Combined        Directed       Directed       Combined
                                               Account        Account        Account         Account        Account        Account
                                            ------------   ------------   ------------    ------------   ------------   ------------
ASSETS
Investments, at fair value:
  Collective Trusts:
    Short-term Investment Fund              $          -   $          -   $          -    $          -   $     54,056   $     54,056
  Old Republic International Corporation:
    Common shares                                      -    180,793,564    180,793,564             370    191,245,614    191,245,984
  Mutual funds                                82,995,048              -     82,995,048      86,901,285              -     86,901,285
                                            ------------   ------------   ------------    ------------   ------------   ------------
                                              82,995,048    180,793,564    263,788,612      86,901,655    191,299,670    278,201,325

Contributions receivable:
  Companies                                            -      5,052,584      5,052,584               -      4,843,982      4,843,982
  Employees                                      513,261              -        513,261         451,820              -        451,820
                                            ------------   ------------   ------------    ------------   ------------   ------------
                                            $ 83,508,309   $185,846,148   $269,354,457    $ 87,353,475   $196,143,652   $283,497,127
                                            ============   ============   ============    ============   ============   ============


LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Unpaid withdrawal and termination benefits  $  1,167,678   $          -   $  1,167,678    $    719,416   $          -   $    719,416
Unpaid administrative expenses                         -          6,521          6,521               -         10,958         10,958
                                            ------------   ------------   ------------    ------------   ------------   ------------
  Total liabilities                            1,167,678          6,521      1,174,199         719,416         10,958        730,374
                                            ------------   ------------   ------------    ------------   ------------   ------------

Net assets available for plan benefits:
  Allocated to participants                   82,340,631    185,839,627    268,180,258      86,634,059    196,132,694    282,766,753
                                            ------------   ------------   ------------    ------------   ------------   ------------
Total net assets available for plan benefits  82,340,631    185,839,627    268,180,258      86,634,059    196,132,694    282,766,753
                                            ------------   ------------   ------------    ------------   ------------   ------------
                                            $ 83,508,309   $185,846,148   $269,354,457    $ 87,353,475   $196,143,652   $283,497,127
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


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

              STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                 for the years ended December 31, 2002 and 2001
                 ----------------------------------------------


                                                              2002                                          2001
                                           ------------------------------------------    ------------------------------------------
                                            Participant  Non-Participant                  Participant  Non-Participant
                                             Directed       Directed       Combined        Directed       Directed       Combined
                                              Account        Account        Account         Account        Account        Account
                                           ------------   ------------   ------------    ------------   ------------   ------------
Additions:
  Employer contributions                   $          -   $  5,002,586   $  5,002,586    $          -   $  4,861,709   $  4,861,709
  Employee contributions                     12,653,993              -     12,653,993      11,768,777              -     11,768,777
  Interfund transfers                         4,300,572     (4,300,572)             -       1,404,773     (1,404,773)            -
  Interest income                                     -            181            181             588         22,938         23,526
  Dividend income                             1,722,790      4,141,335      5,864,125       2,226,372      4,104,055      6,330,427
  Net appreciation (depreciation) in
    fair value of investments               (11,878,578)       966,090    (10,912,488)     (6,356,070)   (28,871,979)   (35,228,049)
                                           ------------   ------------   ------------    ------------   ------------   ------------
                                              6,798,777      5,809,620     12,608,397       9,044,440    (21,288,050)   (12,243,610)
                                           ------------   ------------   ------------    ------------   ------------   ------------

Deductions:
  Termination and withdrawal benefits        11,033,635     15,978,796     27,012,431       9,157,619     13,734,133     22,891,752
  Administrative expenses                        58,570        123,891        182,461          67,078        128,055        195,133
                                           ------------   ------------   ------------    ------------   ------------   ------------
                                             11,092,205     16,102,687     27,194,892       9,224,697     13,862,188     23,086,885
                                           ------------   ------------   ------------    ------------   ------------   ------------

NET ADDITIONS (DEDUCTIONS)                   (4,293,428)   (10,293,067)   (14,586,495)       (180,257)   (35,150,238)   (35,330,495)

  Net assets available for plan benefits,
    beginning of year                        86,634,059    196,132,694    282,766,753      86,814,316    231,282,932    318,097,248
                                           ------------   ------------   ------------    ------------   ------------   ------------

  NET ASSETS AVAILABLE FOR PLAN
    BENEFITS, END OF YEAR                  $ 82,340,631   $185,839,627   $268,180,258    $ 86,634,059   $196,132,694   $282,766,753
                                           ============   ============   ============    ============   ============   ============

The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                -----------------


1.       Description of Plan
         -------------------

         A.    Basis of Presentation
               ---------------------

               The accompanying financial statements of the Old Republic International Corporation Employees Savings and Stock Ownership Plan (the Plan) include plan assets for employees of Old Republic International Corporation and participating subsidiaries [the Corporation, the Plan Sponsor, the Company(ies) or the Employers]. These financial statements and accompanying notes together provide only general information about the Plan. The Plan Agreement must be referred to for a complete description of the Plan's provisions.

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

         C.    Contributions
               -------------

               Contributions from employees (savings) are made on a post-tax basis and are recorded in the period in which the Companies make payroll deductions from Plan participants. Participants elect the amount of contribution which ranges from a minimum of 1% to a maximum of 15% of recognized compensation as defined in the Plan. Any employee who does not contribute to the Plan does not receive a Company matching contribution. Only employee contributions up to 6% are matched. However, the maximum amount of contribution which can be matched per employee cannot exceed $9,000 (6% of $150,000) per Plan year. The maximum amount which can be withheld is 15%, but is limited to $30,000 (15% of $200,000). Prior to 2002, the limitation was $22,500 (15% of $150,000). Contributions are also subject to other Internal Revenue Code limitations (including the limits imposed by Internal Revenue Code Section
               415).

               Participants direct the investment of their contributions into various mutual funds offered by the Plan, of which there are currently twenty (seven new mutual funds were added in 2002).

               The Company matching contribution is based on the following formula:

               Percentage of       If the percentage increase in the Corpor-
               Recognized Compen- ation's average operating earnings per share sation Contributed for the most recent five year period is:
               ------------------  ---------------------------------------------
                                   Less Than   6.00%   9.01%    15.01%   Over
                                      6%       to 9%   to 15%   to 20%    20%
                                   ---------   -----   ------   ------   ----
                                   The Resulting Employer Matching Contribution
                                   on the First 6% of Employee Savings Will Be:
                                   ---------------------------------------------
                  1.00%               30%       40%      65%     100%     140%
               1.01 to 2.00%          28%       38%      63%      98%     138%
               2.01 to 3.00%          26%       36%      61%      96%     136%
               3.01 to 4.00%          24%       34%      59%      94%     134%
               4.01 to 5.00%          22%       32%      57%      92%     132%
               5.01 to 6.00%          20%       30%      55%      90%     130%
               6.01 to 15.00%         None      None     None     None    None
                                   ---------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                -----------------


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

        E.     Company Account
               ---------------

               Each year, the matching contributions and any discretionary contributions are allocated to the Company Account (Non-participant Directed Account) of plan participants. If a plan participant terminates service with the Companies, the amount that he/she receives from his/her Company Account depends upon his/her vested interest in such account. A plan participant vests in his/her Company Account based on his/her "Years of Service," over a six year period beginning in 2002 (prior to 2002 the vesting period was seven years).

               A plan participant earns a Year of Service for each calendar year during which he/she completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his/her Company Account prior to six years (seven years prior to 2002) of service if:

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                -----------------


1.      Description of Plan, Continued
        ------------------------------

          *    the plan participant has reached age 65, or

          *    termination is caused by death, or

          * termination is caused by total and permanent disability which renders the employee incapable of performing satisfactory service for the Companies.

          The amount a plan participant receives from his\her Company Account is also affected by forfeitures and earnings. If a plan participant terminates service prior to full vesting, the non-vested portion of his Company Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the Companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all plan participants. Forfeitures related to the 2002 and 2001 plan years were $2,720,864 and $815,849, respectively.

          Effective January 1, 1989, the Tax Reform Act provided that plan participants who reach age 55 and have 10 years of participation in the Plan are provided with the option of diversifying a portion of their Company Account balance out of Company stock and into alternative investment funds. Participants become eligible to diversify in the calendar year following the calendar year in which they attain age 55 and have also completed 10 years of participation.

          The  following   table  shows  what   percentage  of  a  participant's
          cumulative Company Account can be diversified:

                 For the Following
                Plan Year During the             The Following Percentage
                  Election Period             After 2001       Prior to 2002
                --------------------          ----------       -------------
                First Plan Year                   25.0%             25.0%
                Second Plan Year                  25.0%             25.0%
                Third Plan Year                   25.0%             25.0%
                Fourth Plan Year                  25.0%             25.0%
                Fifth Plan Year                   50.0%             50.0%
                Sixth Plan Year                   57.5%
                Seventh Plan Year                 65.0%
                Eight Plan Year                   72.5%
                Ninth Plan Year                   80.0%
                Tenth Plan Year                   87.5%
                Eleventh Plan Year                95.0%
                Twelfth Plan Year                100.0%

          The investment options available for diversification are the same mutual funds available for investment of Employee contributions. Diversified funds are included in the Participant Directed Account in the financial statements.

2.      Summary of Accounting Policies
        ------------------------------

        A.     Use of Estimates
               ----------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Plan's administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                -----------------


2.      Summary of Accounting Policies, Continued
        -----------------------------------------

               financial statements and the reported amounts of additions and deductions during the reporting period. Actual results can differ from those estimates.

        B.     Risks and Uncertainties
               -----------------------

               Besides the investment of matching contributions into common stock of the Corporation, the Plan provides participants with various investment alternatives for their savings contributions and or diversifications. These investment alternatives are made up of various types of Fidelity Investment's mutual funds which can be equity based, fixed income based or a combination thereof.

               All of the above investment alternatives are exposed to various market risks including the level of interest rates, economic conditions and individual credit profiles. Due to these risks and the uncertainty related to changes in the market value of underlying investment securities, it is possible that participants' account balances and the amounts reported in the statements of net assets available for benefits and the statements of changes in net assets available for plan benefits could be materially affected.

        C.     Investment Valuation and Income Recognition
               -------------------------------------------

               The Plan's investments are stated at fair value. Investments in the Collective Trust-Short-term Investment Fund of the Northern Trust Company (Northern), are valued by the Northern at cost which approximates fair value, and consist of short-term obligations. Shares of mutual funds are valued at the net asset value of shares held by the Plan at the valuation date. Old Republic International Corporation common shares (Company Stock) are stated at the closing market value on the last business day of the year.

               The statements of changes in net assets available for plan benefits reflect the net appreciation (depreciation) in fair value of the Plan's investments, which consists of realized gains or losses and the unrealized appreciation (depreciation) on those investments. For purposes of accounting principles generally accepted in the United States of America, the Plan uses the historical cost method for determining the basis of its investments, whereas, for ERISA reporting purposes, the Plan uses the current value method for determining the basis of its investments. Purchases and sales of securities are reflected on a trade-date basis. Gains or losses on sales of securities are based on the average cost method. Interest income is recorded as earned and dividend income is recorded as earned on the ex-dividend date.


3.      Investments
        -----------

        The following presents investments, the fair value of which, are 5 percent or more of Plan assets at December 31:

                                                    2002             2001
                                                ------------     ------------
         Mutual Funds:
           Fidelity Dividend Growth Fund              N/A         $15,360,742
           Fidelity Short-term Bond Fund         $20,724,891       20,016,358
         Old Republic International
           Corporation Common
           Stock (6,456,913 and
           6,827,775 shares,
           respectively)                         180,793,564*     191,245,984*

        *  Non-participant directed.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                -----------------


3.      Investments, Continued
        ----------------------

        Net appreciation (depreciation) in the fair value of investments is broken down as follows for the years ended December 31:

                                                    2002             2001
                                                ------------     ------------

         Old Republic International
           Corporation Common Stock             $    966,090     $(28,872,030)
         Mutual funds                            (11,878,578)      (6,356,019)
                                                ------------     ------------
                                                $(10,912,488)    $(35,228,049)
                                                ============     ============

4.      Parties in Interest
        -------------------

        Old Republic International Corporation and participating subsidiaries are parties in interest. The Plan's Non-Participant Directed Account (Company Account) is made up of the Corporation's common stock as noted in Footnote 3. Also, office personnel, space and equipment are furnished by the Companies at no charge to the Plan.

        Inter Capital Corporation of Chicago, an affiliate, is the Plan's Trustee to whom trustee fees are paid and are not material.

        Fidelity Investments Institutional Services Company, Inc. (Fidelity Investments), a subsidiary of FMR Corporation, is the Plan's custodian, record keeper and provider of educational information to plan participants. All mutual funds are managed by subsidiaries of FMR Corporation. Fees paid to Fidelity Investments for custodianship, transaction and maintenance are not material.


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


6.      Tax Status
        ----------

        The Internal Revenue Service on October 21, 2002, issued a determination letter stating that the Plan, as amended through December 7, 2001, was qualified under Section 401 of the Internal Revenue Code and therefore the Plan was exempt under the provisions of
        Section 501(a). Amendments have been made to the Plan in order to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001 and other federal tax law changes. These changes were effective January 1, 2002. The Plan's Sponsor and Tax Counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code.

                             SUPPLEMENTAL SCHEDULES


OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE H, LINE 4i-SCHEDULE OF ASSETS (HELD AT END OF YEAR)
DECEMBER 31, 2002

                                                                    (c)
                                                DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                RATE OF INTEREST, COLLATERAL, PAR OR MATURITY VALUE
                                                ---------------------------------------------------
               (b)                                            RATE OF                  SHARES, PAR,                       (e)
   IDENTITY OF ISSUE, BORROWER,                  MATURITY    INTEREST                  OR MATURITY         (d)          CURRENT
(a)LESSOR, OR SIMILAR PARTY                        DATE      DIVIDENDS    COLLATERAL      VALUE           COST           VALUE
   ------------------------------------------   ---------------------------------------------------   -------------  ------------
   MUTUAL FUNDS:
      FIDELITY FUND                                 N/A       VARIABLE        N/A        295,767 sh                     6,583,770
      FIDELITY EQUITY-INCOME FUND                   N/A       VARIABLE        N/A        202,828 sh                     8,046,170
      FIDELITY INVESTMENT GRADE BOND FUND           N/A       VARIABLE        N/A        236,898 sh                     1,793,319
      FIDELITY INTERMEDIATE TERM BOND FUND          N/A       VARIABLE        N/A        269,931 sh                     2,896,359
      FIDELITY CAPITAL & INCOME FUND                N/A       VARIABLE        N/A         86,420 sh                       542,715
      FIDELITY VALUE FUND                           N/A       VARIABLE        N/A        154,254 sh                     7,155,852
      FIDELITY CASH RESERVES                        N/A       VARIABLE        N/A      6,499,376 sh                     6,499,376
      SPARTAN MARKET INDEX FUND                     N/A       VARIABLE        N/A        107,178 sh                     6,481,051
      FIDELITY AGGRESSIVE GROWTH FUND               N/A       VARIABLE        N/A        220,937 sh                     2,472,282
      FIDELITY DIVERSIFIED INTERNATIONAL FUND       N/A       VARIABLE        N/A        215,102 sh                     3,691,157
      FIDELITY DIVIDEND GROWTH FUND                 N/A       VARIABLE        N/A        542,487 sh                    12,108,317
      FIDELITY SMALL CAP INDEPENDENCE FUND          N/A       VARIABLE        N/A          3,672 sh                        48,839
      FIDELITY MID-CAP STOCK FUND                   N/A       VARIABLE        N/A        232,969 sh                     3,788,070
      FIDELITY FREEDOM INCOME FUND                  N/A       VARIABLE        N/A             72 sh                           758
      FIDELITY FREEDOM 2000 FUND                    N/A       VARIABLE        N/A          3,618 sh                        39,835
      FIDELITY FREEDOM 2010 FUND                    N/A       VARIABLE        N/A          6,618 sh                        75,715
      FIDELITY FREEDOM 2020 FUND                    N/A       VARIABLE        N/A          4,358 sh                        46,365
      FIDELITY FREEDOM 2030 FUND                    N/A       VARIABLE        N/A             20 sh                           209
      FIDELITY SHORT-TERM BOND FUND                 N/A       VARIABLE        N/A      2,305,327 sh                    20,724,891
      FIDELITY FREEDOM 2040 FUND                    N/A       VARIABLE        N/A              0 sh                             0
                                                                                                                     ------------
                                                                                                                       82,995,048
                                                                                                                     ------------
  EMPLOYER SECURITIES:
      OLD REPUBLIC INTERNATIONAL CORP.:
       COMMON STOCK                                 N/A          N/A          N/A      6,456,913 sh   $ 52,659,923    180,793,564
                                                                                                      ============   ------------

  TOTAL INVESTMENTS HELD                                                                                             $263,788,612
                                                                                                                     ============


OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE H, LINE 4j-SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 2002
------------------------------------------------------------------


                                                                                                           (h)
                                                                              (f)                     Current Value
  (a)       (b)                       (c)           (d)         (e)        Expense          (g)        of Asset on         (i)
Identity of Party or               Purchase       Selling      Lease    Incurred with     Cost of      Transaction      Net Gain
 Investment Involved                 Price         Price       Rental    Transaction       Asset          Date          or Loss
-------------------------          --------       -------      ------   --------------    -------     -------------     --------
   Description of Asset
   --------------------
Purchases of Investments
------------------------

   Old Republic International
     Corporation Common Stock
     (379,300 shares)             $11,713,177        N/A          N/A         N/A        $11,713,177     $11,713,177             -

Sales of Investments
--------------------

   Old Republic International
     Corporation Common Stock
     (750,162 shares)              $5,591,898    $23,131,686      N/A         N/A         $5,591,898     $23,131,686    $17,539,788


Notes:
-----
This schedule lists all non-participant directed transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.