Form 10-K/A
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-05-05
CIK 74260

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


                                 AMENDMENT NO. 3
                                              ---




The  undersigned  registrant  hereby  amends  the   following  items,  financial

statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2002 on  Form
                                              -------------------
10-K  as set forth in the pages attached hereto: (List all such items, financial
----
statements, exhibits or  other portions amended)


                                    FORM 11-K


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          OLD REPUBLIC INTERNATIONAL CORPORATION
                                          --------------------------------------
                                                       (Registrant)


Date: May 5, 2003                         By:      /s/ John S. Adams
      -----------                            -----------------------------------
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



                 For The Years Ended December 31, 2002 and 2001


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




                                      BITUMINOUS 401(K) SAVINGS PLAN, Registrant




                                      By  /s/ Greg Ator
                                        -------------------------------------
                                              Greg Ator, Committee Member


                                      By  /s/ Janine Happ
                                        -------------------------------------
                                              Janine Happ, Committee Member


                                      By  /s/ Robert Rainey
                                        -------------------------------------
                                              Robert Rainey, Committee Member



Dated:  April 15, 2003

                         BITUMINOUS 401(k) SAVINGS PLAN
                          Index to Financial Statements



                                                                        Page No.

Report of Independent Accountants                                          1

Financial Statements:
  Statements of Net Assets Available for Benefits at
   December 31, 2002 and 2001                                              2

  Statements of Changes in Net Assets Available for Benefits
   for the years ended December 31, 2002 and 2001                          3

Notes to Financial Statements                                            4 - 7

Supplemental Schedule:
  Schedule of Assets (Held at End of Year)                                 8

                        Report of Independent Accountants



To the Participants and Administrator of the Bituminous 401(k) Savings Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 2002 and 2001, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



                                              /s/ PricewaterhouseCoopers, LLP


April 4, 2003
Chicago, Illinois


                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 2002 and 2001





                                                                                             2002              2001
                                                                                             ----              ----
ASSETS
Investments, at fair value:
  Old Republic International Corporation (ORI) common stock                               $4,935,427       $ 5,643,446
  Pooled separate accounts                                                                 9,751,089         9,820,081
  Participant loans                                                                          306,128           309,172
                                                                                         -----------       -----------
                                                                                          14,992,644        15,772,699

Cash                                                                                               -             1,082
                                                                                         -----------       -----------
Net assets available for benefits                                                        $14,992,644       $15,773,781
                                                                                         ===========       ===========

The accompanying notes are an integral part of these financial statements.


                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 2002 and 2001





                                                                                             2002              2001
                                                                                             ----              ----
Additions:

Contributions:
  Employer                                                                                  $192,123          $187,223
  Employee                                                                                 1,004,889           931,048
  Rollover                                                                                    16,946           444,510
                                                                                         -----------       -----------
    Total contributions                                                                    1,213,958         1,562,781
                                                                                         -----------       -----------

Investment income (loss):
  Dividends from ORI common stock                                                            117,816           131,557
  Net investment loss from pooled separate accounts                                       (1,355,807)         (474,465)
  Net appreciation (depreciation) of the ORI stock account                                    68,038        (1,003,903)
  Interest from participant loans                                                             23,855            23,333
                                                                                         -----------       -----------
    Total investment loss                                                                 (1,146,098)       (1,323,478)
                                                                                         -----------       -----------

Other income:
  Total other income                                                                               -                45
                                                                                         -----------       -----------
    Total additions                                                                           67,860           239,348
                                                                                         -----------       -----------

Deductions:
  Benefits paid to participants                                                              833,969           901,456
  Administrative expenses                                                                      8,841             9,986
  Participant loans                                                                            6,186             6,039
                                                                                         -----------       -----------
    Total deductions                                                                         848,996           917,481
                                                                                         -----------       -----------

    Net decrease                                                                            (781,136)         (678,133)

Net assets available for benefits:
  Beginning of year                                                                       15,773,781        16,451,914
                                                                                         -----------       -----------
  End of year                                                                            $14,992,644       $15,773,781
                                                                                         ===========       ===========

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

         B.   Contributions

         Participants may contribute up to 9 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Participants may elect to have their voluntary contributions invested in any one or more of the ten Pooled Separate Accounts as well as the ORI Stock Account.

         C.   Participant Accounts

         Each participant's account is credited with the participant's contributions, an allocation of the Company's contribution and Plan earnings. The Pooled Separate Accounts are each divided into units of participation. When an amount is allocated or transferred to the Pooled Separate Accounts, the number of units is increased and when an amount is withdrawn from the Pooled Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Pooled Separate Accounts by the then current Pooled Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation stock previously credited to participants shall be applied to purchase additional shares of Old Republic International Corporation stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any Old Republic International Corporation stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of Old Republic International Corporation shall be allocated and credited to the accounts of participants in proportion to the Old Republic International Corporation stock previously credited to their accounts.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS



1. Description of Plan (continued)

         D.   Vesting

         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table for the years ended December 31, 2002 and 2001:

              Years of Service                Vested Percentage
                                          2002                 2001
                Fewer than 1                0%                   0%
                     1                     10%                  10%
                     2                     20%                  20%
                     3                     40%                  30%
                     4                     60%                  40%
                     5                     80%                  60%
                     6                    100%                  80%
                 7 or More                100%                 100%

         E.   Payment of Benefits

         On termination of service, retirement, or death, a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2002 and 2001, include funds totaling $2,599,793 and $1,890,724, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

         F.   Forfeitures

         All forfeitures are segregated annually. At that time, forfeitures are used as an offset to the Company's matching contribution. There were unallocated assets of $14,708 and $7,098 at December 31, 2002 and 2001, respectively, related to these forfeitures.

         G.   Participant Loans

         Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 5.25 percent to 10.50 percent. Principal and interest is paid ratably through bi-weekly payroll deductions.

         H.   Administrative Expenses

         It is the policy of the Company to provide administrative support for the Plan and to pay for certain administrative and trustee fees.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


2.       Summary of Significant Accounting Policies

         A.   Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI Stock Account, which consists of realized gains or losses and the unrealized appreciation (depreciation) of this investment.

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

         C.   Risks and Uncertainties

         The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term could materially affect participants' account balances and the amounts reported in the statements of net assets available for benefits and the statements of changes in net assets available for benefits.

         D.  Investments

         Old Republic International Corporation stock is stated at the closing market value on the last business day of the year.


         The Plan has a group annuity contract with Connecticut General Life Insurance Company (CGLIC), where CGLIC maintains contributions in a contract holder's account and such contributions are allocated to ten Pooled Separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The Pooled Separate Accounts are included in the financial statements at fair value at December 31, 2002 and 2001, as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


3.       Assets Greater Than 5% of Plan Assets

         Investments that represent 5% or more of plan assets at December 31, 2002 and 2001, are as follows:

                                                             December 31,
                                                         2002            2001
                                                         ----            ----
          S&P 500 Index                               $1,137,295      $1,343,841
          Timessquare Short-term Bond Fund             3,391,837       3,067,389
          Balanced 1 Wellington Management Fund        1,309,991       1,493,716
          Large Cap Value John A. Levin & Co. Fund     1,045,037       1,183,050
          ORI Stock Account                            4,935,427       5,643,446

4.       Tax Status

         The Internal Revenue Service has issued a determination letter, dated May 29, 2002, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan's Committee Members still believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.


5.       Plan Termination

         Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants shall become 100 percent vested in their accounts and are entitled to a distribution of their account balances.


6.       Related-Party Transactions

         The ORI stock account is invested in common or preferred stock of Old Republic International Corporation, the ultimate parent of the Company.

7.       Plan Amendments

         Effective, July 5, 2001, participants could transfer any or all of their company matching account balance into any of the available investment options. Company matching contributions are invested the same as participant investment elections for their contributions. In addition, the ORI Stock Account is available as an investment election for employee contributions. Prior to July 5, 2001, participants' company match contributions were invested entirely in the ORI Stock Account.

                         BITUMINOUS 401(K) SAVINGS PLAN
                              SUPPLEMENTAL SCHEDULE


                               SCHEDULE H, LINE 4I
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)



                                              Description of investment                  Contract/
Identity of issue                              including interest rate                  current value
-----------------                             -------------------------                ----------------
S&P 500 Index                                 Pooled separate account                        $1,137,295

Timessquare Short-term                        Pooled separate account                         3,391,837
Bond Fund

Balanced I                                    Pooled separate account                         1,309,991
Wellington Management Fund

Large Cap Growth                              Pooled separate account                           422,393
Goldman Sachs Fund

Large Cap Value                               Pooled separate account                         1,045,037
John A. Levin & Co. Fund

Small Cap Value                               Pooled separate account                           714,747
Berger Fund

Small Cap Growth                              Pooled separate account                           480,276
Timessquare Fund

Global Value                                  Pooled separate account                           199,806
Morgan Stanley Fund

State Street Global Advisor                   Pooled separate account                           536,625
Interm Bond

Invesco Dynamics                              Pooled separate account                           513,082

ORI Stock Account                             Common stock                                    4,935,427

                                              Participant loans, interest
                                              rates range from
                                              5.25% to 10.50%                                   306,128
                                                                                            -----------

Total assets held for investment purposes                                                   $14,992,644
                                                                                            ===========