Form 10-K/A
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-05-05
CIK 74260

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


                                 AMENDMENT NO. 4
                                              ---


The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2002 on  Form
                                              -------------------------
10-K  as set forth in the pages attached hereto: (List all such items, financial
----
statements, exhibits or  other portions amended)



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


                                   GREAT WEST CASUALTY COMPANY
                                   PROFIT SHARING PLAN, Registrant

                                   By, /s/ Hugh H. Fugleberg
                                      ------------------------------------------
                                      Hugh H. Fugleberg, Plan Committee Member

                                   By, /s/ Michael P. Krehbiel
                                      ------------------------------------------
                                      Michael P. Krehbiel, Plan Committee Member

                                   By, /s/ R.S. Rager
                                      ------------------------------------------
                                      R. Scott Rager, Plan Committee Member

                                   By, /s/ Gaylen L. TenHulzen
                                      ------------------------------------------
                                      Gaylen L. TenHulzen, Plan Committee Member

                                   By, /s/ Scott A. Wilson
                                      ------------------------------------------
                                      Scott A. Wilson, Plan Committee Member


Dated: March 31, 2003

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN














                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL SCHEDULE
                 for the years ended December 31, 2002 and 2001

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

                       REPORT TO INDEPENDENT ACCOUNTANTS


To the Participants and Administrative Committee of the Great West Casualty Company Profit Sharing Plan:


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Great West Casualty Company Profit Sharing Plan (the "Plan") at December 31, 2002 and 2001, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our resonsibility is to express an opnion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opnion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regultions for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opnion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ PricewaterhouseCoopers LLP



March 31, 2003
Chicago, Illinois


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                           2002            2001
                                                                                      ---------------  --------------
ASSETS:

Investments, at fair value:
    Old Republic International Corporation (ORI) common stock                             $3,863,575      $3,964,812
    Pooled separate accounts                                                              15,091,701      17,799,243
    Participant loans                                                                        901,456         831,903
Investments, at contract value:
    CGLIC general account                                                                 17,286,025      16,089,882
                                                                                      ---------------  --------------

Net assets available for benefits                                                        $37,142,757     $38,685,840
                                                                                      ===============  ==============

The accompanying notes are an integral part of these financial statements.


                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                                      -------------------------------
                                                                                            2002            2001
                                                                                      ---------------  --------------
Additions:

Contributions:
  Employer                                                                                $2,722,353      $2,445,479
  Employee                                                                                 1,377,321       1,071,128
                                                                                      ---------------  --------------
     Total contributions                                                                   4,099,674       3,516,607
                                                                                      ---------------  --------------

Investment Income (Loss):
  Interest from CGLIC general account                                                        735,677         833,457
  Dividends from ORI common stock                                                             83,698          77,281
  Net appreciation (depreciation) of ORI common stock                                         47,555        (498,511)
  Net investment loss from pooled separate accounts                                       (3,571,746)     (2,305,869)
  Interest from participant loans                                                             69,010          74,633
                                                                                      ---------------  --------------
    Total investment loss                                                                 (2,635,806)     (1,819,009)
                                                                                      ---------------  --------------
     Total additions                                                                       1,463,868       1,697,598
                                                                                      ---------------  --------------

Deductions:
  Benefits paid to participants                                                            2,936,111       2,950,313
  Administrative expenses                                                                      6,117           5,969
  Participant loans                                                                           64,723          76,285
                                                                                      ---------------  --------------
      Total deductions                                                                     3,006,951       3,032,567
                                                                                      ---------------  --------------

    Net decrease                                                                          (1,543,083)     (1,334,969)

Net assets available for benefits:
  Beginning of year                                                                       38,685,840      40,020,809
                                                                                      ---------------  --------------
  End of year                                                                            $37,142,757     $38,685,840
                                                                                      ===============  ==============

The accompanying notes are an integral part of these financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF PLAN

The following brief description of the Great West Casualty Company Profit Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

(a) General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the "Company"), covering all eligible employees of the Company, as well as its affiliates. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended.

(b) Contributions and Participant Accounts

Participants may contribute 1/2% to 15% of their annual wages to the Plan. In 2002 and 2001, the Company made matching contributions to the Plan equal to 25% of the first 6% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of seventeen separate investment funds. The Company may also contribute an additional, nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

Each participant's account is credited with the participant's contributions and an allocation of (a) the Company's contributions as described above and (b) Plan earnings. Allocations are based on participant account balances as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

(c) Eligibility and Vesting

Under the terms of the Plan, an employee shall become eligible for inclusion in the Plan 30 days following the first day he/she completes an hour of service and upon reaching age 21. An employee shall become eligible for employer discretionary contributions upon reaching age 21 and after completion of 1,000 hours of service in any one Plan year, beginning with the date of hire. Minimum age for vesting service is 18 years.

All employee and employer matching contributions are immediately 100% vested. Participants become fully vested in the value of the discretionary contributions after 7 years of credited service for participants starting before January 1, 2002, and after 6 years of credited service for participants starting on or after January 1, 2002.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(d) Payment of Benefits

On termination of service, retirement or death, a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2002 and 2001, include funds totaling $896,800 and $3,713,505, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e) Forfeitures

All forfeitures are segregated until the employee has attained a break(s) in service totaling five years. At that time, forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $1,189,695 and $1,123,029, respectively at December 31, 2002 and 2001, related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have two outstanding loans at any time. Minimum single loan amount is $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; or (b) 50% of the participant's vested account balance. The interest rate on such loans is the prime rate as declared in the Wall Street Journal plus 1%. Principal and interest is repaid ratably through bi-weekly payroll deductions.

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

(c) Risks and Uncertainties (continued)

term could materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

(d) Investments

The Plan has a contract with Connecticut General Life Insurance Company (CGLIC), where CGLIC maintains contributions in a contractholder's account and such contributions are allocated to seventeen separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC.

The CGLIC general account is included in the financial statements at contract value. The other separate investment funds are included in the financial statements at fair market value at December 31, 2002 and 2001, as reported to the Plan by CGLIC. Realized investment gains and losses in the separate investment funds are recognized in the year of sale. Four pooled separate accounts are included in the financial statements at market value at December 31, 2002 and 2001, and are no longer investment options.

ORI common stock is stated at the closing market value on the last business day of the year. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI stock account, which consists of realized gains or losses and the unrealized appreciation (depreciation) of this investment.

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of plan assets at December 31, 2002 and 2001, are as follows:

                                                                                                 December 31,
                                                                                             2002            2001
                                                                                             ----            ----
CIGNA Guaranteed Long-Term Account                                                       $17,286,025     $16,089,883
Pooled CIGNA Stock Market Index Account                                                    3,134,410       3,884,971
Pooled CIGNA Separate Account - Fidelity Advisor Growth Opportunities Account                     -        2,790,017
ORI Stock Account                                                                          3,863,575       3,964,812
Pooled CIGNA Separate Account - Janus Worldwide Account                                    1,962,879       2,701,165
Pooled CIGNA Separate Account - Small Value I Berger                                       2,265,084       2,892,789
Pooled CIGNA Separate Account - Large Value Levin & Co                                     2,551,863              -
Pooled CIGNA Separate Account - Alliance Balanced Shares Fund                              2,314,641              -

NOTE 4 - TAX STATUS

The Internal Revenue Service has issued a determination letter, dated October 23, 2002, stating that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan's Committee Members believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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



                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                              SUPPLEMENTAL SCHEDULE
                                December 31, 2002
-----------------------------------------------------------------------------------------------------------------------


                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                    ----------------------------------------

                                                                                                            Contract/
                                                                                                             Current
Description                                                                                                   Value
-----------                                                                                                 --------
CIGNA Guaranteed Long-Term Account                                      Long-term investment fund          $17,286,025
CIGNA Stock Market Index Account                                        Short-term investment fund           3,134,410
ORI Stock Account                                                       Common Stock                         3,863,575
CIGNA Separate Account - Janus Worldwide Account                        Pooled separate account              1,962,879
CIGNA Separate Account - Corporate Bond Fund                            Pooled separate account                501,449
CIGNA Separate Account - Small Value I Berger                           Pooled separate account              2,265,084
CIGNA Separate Account - Janus Account                                  Pooled separate account                619,460
CIGNA Separate Account - LG Cap Value/John A. Levin & Co. Fund          Pooled separate account              2,551,863
CIGNA Separate Account - Alliance Balanced Shares Fund                  Pooled separate account              2,314,641
CIGNA Separate Account - Oakmark Select Fund                            Pooled separate account                559,142
CIGNA Separate Account - Mid Cap Growth/Artisan Partners                Pooled separate account                961,129
CIGNA Separate Account - Small Cap Growth/TimesSquare Fund              Pooled separate account                107,720
CIGNA Separate Account - Lifetime 20                                    Pooled separate account                    474
CIGNA Separate Account - Lifetime 30                                    Pooled separate account                  5,340
CIGNA Separate Account - Lifetime 40                                    Pooled separate account                 51,188
CIGNA Separate Account - Lifetime 50                                    Pooled separate account                 56,862
CIGNA Separate Account - Lifetime 60                                    Pooled separate account                     60
Participant Loans                                                       Participant loans, interest rates
                                                                         range from 5.75% to 10.50%            901,456
                                                                                                           -----------

Total Assets Held For Investment                                                                           $37,142,757
                                                                                                           ===========