Form 10-K/A
period 2002-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-05-06
CIK 74260

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





                                 Total Pages: 14

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



                        THE REPUBLIC MORTGAGE INSURANCE COMPANY AND
                        AFFILIATED COMPANIES PROFIT SHARING PLAN

                        (Registrant)




                        By:  /s/ John Gerke
                           -----------------------------------------------------
                           John E. Gerke, Member of the Administration Committee


                        By:  /s/ Donna W. Ball
                           -----------------------------------------------------
                           Donna Ball, Member of the Administration Committee



Date: May 1, 2003

The Republic Mortgage Insurance Company
and Affiliated Companies
Profit Sharing Plan
Financial Statements and Supplemental Schedule
December 31, 2002

Tax Identification Number: 56-1031043

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Financial Statements and Supplemental Schedule
December 31, 2002
--------------------------------------------------------------------------------

                                                                          Pages


Report of Independent Accountants                                           1


Financial Statements:

    Statements of Net Assets Available for Benefits
      at December 31, 2002 and 2001                                         2

    Statement of Changes in Net Assets Available for Benefits
      for the Year Ended December 31, 2002                                  3

    Notes to Financial Statements                                         4 - 7


Supplemental Schedule:

    Schedule H, line 4i - Schedule of Assets (Held at End of Year)          8

                        Report of Independent Accountants



To the Participants and Administrator of The Republic Mortgage Insurance Company and
  Affiliated Companies Profit Sharing Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule H, line 4i - Schedule of Assets (Held at End of Year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This Supplemental Schedule is the responsibility of the Plan's management. The Supplemental Schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        /s/ PricewaterhouseCoopers LLP



April 25, 2003
Charlotte, North Carolina

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statements of Net Assets Available for Benefits
December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                        2002             2001
             Assets
Investments, at fair value:
  Insurance separate accounts:
    Domestic equity                                $  5,680,843     $  6,348,640
    Asset allocation                                  1,700,224        1,891,330
    Fixed income                                      1,354,546        1,012,654
    International equity                                475,249          477,044
    Flexible equity                                     138,852          191,905
                                                   ------------     ------------
                                                      9,349,714        9,921,573

  ORI common stock pooled account                     3,902,478        4,722,627

  Participant loans                                     602,882          490,166

  Insurance company guaranteed interest fund,
    at contract value                                17,924,476       14,194,942
                                                   ------------     ------------
        Total investments                            31,779,551       29,329,308

Employer contributions receivable                     3,757,895        3,330,842
                                                   ------------     ------------
        Total assets                                 35,537,446       32,660,150


             Liabilities
Refund of excess participant contributions              162,700          132,589
                                                   ------------     ------------
        Net assets available for benefits          $ 35,374,746     $ 32,527,561
                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statement of Changes in Net Assets Available for Benefits
Year Ended December 31, 2002
--------------------------------------------------------------------------------

Additions to net assets attributed to:
  Investment income:
    Net depreciation in fair value of investments           $  (1,631,803)
    Interest - guaranteed interest fund                         1,009,723
    Interest - participant loans                                   34,713
                                                            -------------
        Investment income                                        (587,367)
                                                            -------------

  Contributions:
    Employer                                                    3,757,895
    Participants                                                  990,542
                                                            -------------
                                                                4,748,437
                                                            -------------
        Total additions                                         4,161,070
                                                            -------------


Deductions from net assets attributed to:
  Benefits and withdrawals                                      1,305,272
  Administrative expenses                                           8,613
                                                            -------------
        Total deductions                                        1,313,885
                                                            -------------
        Net increase                                            2,847,185


Net assets available for benefits:
  Beginning of year                                            32,527,561
                                                            -------------
  End of year                                               $  35,374,746
                                                            =============


   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

1.   Description of Plan

     The following description of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") is a qualified defined contribution plan covering all employees of Republic Mortgage Insurance Company, RMIC Corporation, and Republic Mortgage Insurance Company of North Carolina (the "Sponsor"). Employees are eligible for coverage at the start of their employment and must elect to enroll in the plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

     See the Summary Plan Description for additional information regarding the Plan.

     Contributions
     -------------
     The Sponsor makes contributions to the Plan at the discretion of the Sponsor's Board of Directors at a sum determined by the Board without regard to current and accumulated profits for the taxable year, for years ending with or within such Plan year. Participants may contribute up to 25% of their compensation pre-tax and 25% after-tax for a combined maximum of 50% of compensation any Plan year. Contributions are subject to certain limitations as prescribed by ERISA. Excess contributions to be returned to participants based on qualification testing totaled $162,700 and $132,589 for the years ended December 31, 2002 and 2001, respectively.

     Vesting
     -------
     Participant's account balances provided by Sponsor contributions and related allocated earnings become 40% vested after one year of service. Vesting percentages increase by 10% for each additional year, with full vesting after seven years of service.

     Account balances provided by participant contributions and allocated Plan earnings are always fully vested.

     Participant Accounts
     --------------------

     A separate account balance is maintained for each participant and is credited with participant contributions and allocations of Sponsor contributions, Plan earnings, and forfeitures of terminated participants' nonvested accounts. Allocations of Plan earnings are based on participants' daily account balances. Sponsor contributions and forfeitures are allocated based on annual compensation of participants. Unallocated forfeitures totalled $407,636 at December 31, 2002.

     Payment of Benefits
     -------------------
     In the event of  retirement,  disability,  or death,  accumulated  benefits
     become  vested  and  are   distributed   to   participants   or  designated
     beneficiaries by lump-sum payment or through various annuity options.

     In the event of termination of employment, participants have the option of receiving vested accumulated benefits through lump-sum distributions, leaving the vested value of their accounts in the Plan until retirement, or transferring amounts into an individual retirement account.

     Participants may withdraw their voluntary contributions at anytime.

     Participants may elect to take early withdrawals of employer contributions if they have participated in the Plan for at least five years. Such early withdrawals will not result in suspension of allocations of Sponsor contributions.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

     Participant Loans
     -----------------
     Participants may borrow a minimum of $1,000 from their accounts up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Participants may have no more than two loans outstanding at one time. Loans plus interest must be repaid within five years through payroll deductions. These loans bear interest at the prevailing prime rate at the loan inception date. The loans are secured by the vested balance in the participant's account.

2.   Summary of Significant Accounting Policies

     General
     -------

     The Plan prepares its financial statements under accounting principles generally accepted in the United States of America.

     Investment Valuation and Income Recognition
     -------------------------------------------
     The Plan's guaranteed interest account is valued at contract value. Insurance separate accounts are reported by Massachusetts Mutual Life Insurance Company (the "Trustee") at the fair value of the underlying investments. The pooled account invests solely in the common stock of Old Republic International ("ORI"), the ultimate parent of the Sponsor. The value of the pooled ORI common stock account is based on the underlying quoted market value of the ORI common stock. Participant loans are valued at principal balance, which approximates fair value. Net appreciation (depreciation) in fair value of investments includes unrealized and realized gains and losses. Interest income is recorded on the accrual basis.

     Benefits and Withdrawals
     ------------------------
     Benefits and withdrawals are recorded when paid. At December 31, 2002 and 2001, there were no significant amounts owed to participants.

     Income Tax Status
     -----------------
     The Plan obtained its latest determination letter on April 3, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.

     Use of Estimates
     ----------------
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

3.   Investments

     The Plan is invested in a group annuity contract with the Trustee. The contract allows for a participant-directed investment program in commingled subaccounts sponsored by the Trustee. Investment options include fixed income, asset allocation, domestic equity, flexible equity, international equity subaccount option and a guaranteed interest fund. In addition to the investment options offered through the Trustee, participants may also invest in a pooled account that invests solely in common stock of the Sponsor's parent, Old Republic International.

                                                              2002             2001
     Insurance company separate accounts at fair value:
       Domestic equity subaccounts:
         Large cap value                                 $  1,808,112     $  2,167,184 *
         Small cap equity                                   1,596,662        2,005,208 *
         Indexed equity                                     1,453,749 *      1,628,715 *
         Small cap growth                                     585,710          547,533
         Mid cap value                                        152,922                -
         Large cap growth                                      83,687                -
                                                         ------------     ------------
                                                            5,680,843        6,348,640
                                                         ------------     ------------

       Asset allocation subaccounts:
         Balanced                                           1,700,224                -
         Destiny moderate                                           -        1,400,325
         Destiny aggresive                                          -          491,005
                                                         ------------     ------------
                                                            1,700,224        1,891,330

       Fixed income subaccount:
         Core bond                                          1,354,546        1,012,654

       Flexible equity subaccount:
         Growth and income                                    138,852          191,905

       International equity subaccount                        475,249          477,044

     ORI common stock pooled account                        3,902,478 *      4,722,627 *

     Participant loans                                        602,882          490,166
                                                         ------------     ------------
                                                         $ 13,855,075     $ 15,134,366
                                                         ============     ============

     Investment at contract value:
       Guaranteed interest fund                          $ 17,924,476 *   $ 14,194,942 *
                                                         ============     ============

     *Exceeds 5% of Plan assets at December 31, 2002 and 2001.

     The net depreciation in fair value of the Plan's investments for the year ended December 31, 2002, was $1,631,803.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

4.   Guaranteed Interest Fund

     The Plan holds an investment contract with Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company maintains the contributions in a pooled account. The account is credited with earnings on the underlying investments, charges for Plan withdrawals, and administrative expense charges by Massachusetts Mutual Life Insurance Company. The contract is included in the financial statements at contract value, (which represents contributions made under the contract, plus earnings, less withdrawals and administrative expenses) because it is considered fully benefit-responsive. For example, participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. There are no reserves against contract value for credit risk of the contract issuer or otherwise. The contract value of the investment contract at December 31, 2002 and 2001 was $17,924,476 and $14,194,942, respectively. The average yield and crediting rates ranged from 6.00% and 6.75% for 2002 and 2001. The crediting rate is based on an agreed-upon formula with the issuer, but cannot be less than five percent.

5.   Related Party Transactions

     Certain Plan investments are insurance separate accounts sponsored by Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company is the Trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Sponsor on behalf of the Plan for the investment management services amounted to $61,554 for the year ended December 31, 2002. Expenses incurred in the administration of the Plan are also paid by the Sponsor.

6.   Plan Termination

     Although it has not expressed any intent to do so, the Sponsor has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

     In the event of Plan termination, participants would become 100% vested in their employer contributions.

7.   Reconciliation to Form 5500

     There are no reconciling items from these financial statements to the Plan's Form 5500 for the year ended December 31, 2002.

                              Supplemental Schedule

Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Supplemental Schedule H, line 4i - Schedule of Assets (Held at End of Year) December 31, 2002
--------------------------------------------------------------------------------

                                                         Number
                                                           of
                                                         Units          Value
Insurance separate accounts:
  Domestic equity subaccounts:
    Large cap value                                      16,727     $  1,808,112
    Small cap equity                                      2,501        1,596,662
    Indexed equity                                        6,542        1,453,749
    Small cap growth                                      6,339          585,710
    Mid cap value                                         1,214          152,922
    Large cap growth                                        794           83,687
                                                                    ------------
                                                                       5,680,843

  Asset allocation subaccounts:
    Balanced                                             18,977        1,700,224

  Fixed income subaccount:
    Core bond                                             1,092        1,354,546

  Flexible equity subaccount:
    Growth and income                                     3,210          138,852

International equity subaccount                           2,607          475,249

ORI common stock pooled account                         187,528        3,902,478

Guaranteed interest fund                                194,432       17,924,476

Participants loans                                                       602,882
                                                                    ------------
                                                                    $ 31,779,551
                                                                    ============