Form 10-Q
period 2003-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-05-08
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended March 31, 2003 or
    [ ] Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _X_ No___



                                                      Shares Outstanding
               Class                                    March 31, 2003
---------------------------------             ----------------------------------
   Common Stock / $1 par value                            120,626,621

















                  There are 20 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2003

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------

PART  I  FINANCIAL  INFORMATION:

           CONSOLIDATED SUMMARY BALANCE SHEETS                              3

           CONSOLIDATED SUMMARY STATEMENTS OF INCOME                        4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

           NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS            7 - 10

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
              RESULTS  OF  OPERATIONS                                   11 - 15

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       16

           CONTROLS AND PROCEDURES                                         16

PART II  OTHER INFORMATION                                                 17

         SIGNATURES                                                        18

         CERTIFICATIONS                                                 19 & 20

                                                                               3


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31,       December 31,
                                                                                                       2003              2002
                                                                                                 ----------------  ----------------
                Assets
Investments:    Available for sale:
                    Fixed maturity securities (at fair value) (cost: $5,062.3 and $2,989.4)             $5,378.4          $3,172.4
                    Equity securities (at fair value) (cost: $506.8 and $520.3)                            454.1             513.5
                    Short-term investments (at fair value which approximates cost)                         389.9             253.8
                    Other investments                                                                       49.3               ---
                                                                                                 ----------------  ----------------
                    Total                                                                                6,271.7           3,939.9
                                                                                                 ----------------  ----------------
                Held to maturity:
                    Fixed maturity securities (at amortized cost) (fair value: $-- and $2,171.7)             ---           2,054.1
                    Miscellaneous investments                                                                8.8              57.4
                                                                                                 ----------------  ----------------
                    Total                                                                                    8.8           2,111.6
                                                                                                 ----------------  ----------------
                    Total investments                                                                    6,280.6           6,051.5
                                                                                                 ----------------  ----------------

Other Assets:   Cash                                                                                        52.9              37.2
                Accrued investment income                                                                   75.5              79.4
                Accounts and notes receivable                                                              527.0             512.3
                Federal income tax recoverable: Current                                                      ---               1.0
                Reinsurance balances and funds held                                                         59.0              58.1
                Reinsurance recoverable: Paid losses                                                        26.9              28.9
                                         Policy and claim reserves                                       1,526.7           1,500.3
                Deferred policy acquisition costs                                                          204.8             197.8
                Sundry assets                                                                              253.6             248.5
                                                                                                 ----------------  ----------------
                                                                                                         2,726.7           2,663.8
                                                                                                 ----------------  ----------------
                      Total Assets                                                                      $9,007.3          $8,715.4
                                                                                                 ================  ================

------------------------------------------------------------------------------------------------------------------------------------

                Liabilities, Preferred Stock and Common Shareholders' Equity
Liabilities:    Future policy benefits                                                                     $99.7            $103.4
                Losses, claims and settlement expenses                                                   3,748.1           3,676.8
                Unearned premiums                                                                          739.9             709.3
                Other policyholders' benefits and funds                                                     64.4              62.3
                                                                                                 ----------------  ----------------
                      Total policy liabilities and accruals                                              4,652.2           4,552.0
                Commissions, expenses, fees and taxes                                                      175.0             195.2
                Reinsurance balances and funds                                                             133.8             133.4
                Federal income tax payable: Current                                                         33.1               ---
                                            Deferred                                                       482.4             445.2
                Debt                                                                                       140.5             141.5
                Sundry liabilities                                                                          86.5              91.9
                Commitments and contingent liabilities                                                       ---               ---
                                                                                                 ----------------  ----------------
                      Total liabilities                                                                  5,703.8           5,559.5
                                                                                                 ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                  ---               ---
                                                                                                 ----------------  ----------------

Common          Common stock (*)                                                                           123.8             123.7
Shareholders'   Additional paid-in capital                                                                 253.6             253.1
Equity:         Retained earnings                                                                        2,785.5           2,700.5
                Accumulated other comprehensive income                                                     173.0             111.0
                Treasury stock (at cost) (*)                                                               (32.6)            (32.6)
                                                                                                 ----------------  ----------------
                      Total Common Shareholders' Equity                                                  3,303.4           3,155.8
                                                                                                 ----------------  ----------------
                      Total Liabilities, Preferred Stock and Common Shareholders' Equity                $9,007.3          $8,715.4
                                                                                                 ================  ================

(*) At March 31, 2003 and December 31, 2002 there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 123,819,248 at March 31, 2003 and 123,791,366 at December 31, 2002 were issued and outstanding. As of the same dates, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 3,192,627 and 3,192,597 as of March 31, 2003 and December 31, 2002, respectively.

See accompanying notes.

                                                                               4


                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Quarters Ended
                                                                                                            March 31,
                                                                                                -----------------------------------
                                                                                                      2003              2002
                                                                                                ----------------- -----------------
Revenues:          Net premiums earned                                                                    $583.9            $489.0
                   Title, escrow and other fees                                                             79.6              62.6
                                                                                                ----------------- -----------------
                      Sub-total                                                                            663.6             551.6
                   Net investment income                                                                    69.4              67.0
                   Realized investment gains (losses)                                                       (6.7)              9.7
                   Other income                                                                             12.7              10.5
                                                                                                ----------------- -----------------
                      Net revenues                                                                         739.0             639.0
                                                                                                ----------------- -----------------

Expenses:          Benefits, claims and settlement expenses                                                249.5             224.9
                   Underwriting, acquisition and
                      insurance expenses                                                                   333.8             271.2
                   Interest and other expenses                                                               1.8               2.7
                                                                                                ----------------- -----------------
                      Total expenses                                                                       585.2             498.9
                                                                                                ----------------- -----------------
                   Income before income taxes and items below                                              153.8             140.1
                                                                                                ----------------- -----------------

Income Taxes:      Currently payable                                                                        42.9              29.3
                   Deferred                                                                                  6.4              15.1
                                                                                                ----------------- -----------------
                      Total income taxes                                                                    49.4              44.5
                                                                                                ----------------- -----------------
                                                                                                           104.4              95.6
                   Other items - net                                                                         ---               ---
                                                                                                ----------------- -----------------
Net Income:                                                                                               $104.3             $95.5
                                                                                                ================= =================




Net Income
Per Share:         Basic                                                                                   $0.86             $0.79
                                                                                                ================= =================
                   Diluted                                                                                 $0.86             $0.79
                                                                                                ================= =================


Dividends Per
Common Share:      Cash dividends                                                                          $0.16             $0.15
                                                                                                ================= =================


                   Average shares outstanding:
                              Basic                                                                  120,621,469       120,226,110
                                                                                                ================= =================
                              Diluted                                                                121,323,860       121,323,388
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

                                                                               5


                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Quarters Ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                     2003               2002
                                                                                               -----------------  -----------------
Net income as reported                                                                                   $104.3              $95.5
                                                                                               -----------------  -----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                                                 4.4                0.1
                                                                                               -----------------  -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                                                    81.6              (13.3)
        Less: elimination of pretax realized gains (losses)
            included in income as reported                                                                 (6.7)               9.7
                                                                                               -----------------  -----------------
        Pretax unrealized gains (losses) on securities
            carried at market value                                                                        88.4              (23.0)
        Deferred income taxes (credits)                                                                    30.8               (8.3)
                                                                                               -----------------  -----------------
        Net unrealized gains (losses) on securities                                                        57.5              (14.6)
                                                                                               -----------------  -----------------
    Net adjustments                                                                                        61.9              (14.5)
                                                                                               -----------------  -----------------

Comprehensive income                                                                                     $166.3              $81.0
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

                                                                               6


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Quarters Ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                     2003               2002
                                                                                               -----------------  -----------------
Cash from operating activities:
   Net income                                                                                            $104.3              $95.5
   Adjustment to reconcile net income to
      net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (5.8)              (3.2)
      Premiums and other receivables                                                                      (10.0)              (6.3)
      Unpaid claims and related items                                                                      37.3               25.1
      Future policy benefits and policyholders' funds                                                      31.9               16.2
      Income taxes                                                                                         40.3               24.2
      Reinsurance balances and funds                                                                        1.2               (6.8)
      Accounts payable, accrued expenses and other                                                         (2.9)               5.0
                                                                                               -----------------  -----------------
  Total                                                                                                   196.4              149.7
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Available for sale:
         Maturities and early calls                                                                       183.2               99.8
         Other                                                                                             27.3                7.9
      Held to maturity:
         Maturities and early calls                                                                         ---               53.9
         Other                                                                                              ---                ---
   Sales of equity securities                                                                              10.4               41.9
   Sales of other investments                                                                               0.8                0.3
   Sales of fixed assets for company use                                                                    0.6                0.1
   Cash and short-term investments of subsidiary acquired                                                   ---                0.8
   Purchases of fixed maturity securities:
      Available for sale                                                                                 (227.8)            (262.9)
      Held to maturity                                                                                      ---              (23.2)
   Purchases of equity securities                                                                          (5.2)             (44.4)
   Purchases of other investments                                                                          (1.3)              (0.7)
   Purchases of fixed assets for company use                                                               (5.3)              (2.8)
   Other-net                                                                                               (1.8)               2.2
                                                                                               -----------------  -----------------
   Total                                                                                                  (19.0)            (126.9)
                                                                                               -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                  0.4               16.5
   Repayments of term loans                                                                                 ---               (5.0)
   Redemption of debentures and notes                                                                      (0.9)              (0.2)
   Dividends on common shares                                                                             (19.2)             (17.9)
   Dividends on preferred shares                                                                            ---                ---
   Other-net                                                                                               (5.8)              (2.2)
                                                                                               -----------------  -----------------
   Total                                                                                                  (25.6)              (8.7)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                    151.7               14.0
   Cash and short-term investments, beginning of period                                                   291.1              336.6
                                                                                               -----------------  -----------------
   Cash and short-term investments, end of period                                                        $442.8             $350.6
                                                                                               =================  =================


Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                               $0.1               $0.3
                                                                                               =================  =================
                                    Income taxes                                                           $8.6              $13.5
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1.   Accounting Policies and Basis of Presentation:

     The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles
     ("GAAP") as described in the Corporation's latest annual report to shareholders or as disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the accompanying statements have been reflected therein.

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) " Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

     Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 34 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of March 31, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $119.4 million, deferred tax liabilities by $41.8 million, and shareholders' equity by $77.6 million, or approximately 64 cents per share. This change has no income statement impact, no effect on Old Republic's ability or intent to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account determined on the basis of GAAP could, as a result, reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will be marked to market on a quarterly basis.

2.   Common Share Data:

     (a) Earnings Per Share - Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                                                Quarters Ended March 31,
                                                                                            --------------------------------
                                                                                                 2003              2002
                                                                                            ---------------   --------------
          Numerator:
             Net Income ..............................................................      $        104.3    $        95.5
             Less preferred stock dividends...........................................                 --               --
                                                                                            ---------------   --------------
             Numerator for basic earnings per share -
                income available to common stockholders...............................               104.3             95.5

             Effect of dilutive securities:
             Convertible preferred stock dividends....................................                 --               --
                                                                                            ---------------   --------------
          Numerator for diluted earnings per share -
             income available to common stockholders
             after assumed conversions................................................      $        104.3    $        95.5
                                                                                            ===============   ==============
          Denominator:
             Denominator for basic earnings per share -
                weighted-average shares...............................................         120,621,469      120,226,110
          Effect of dilutive securities:
             Stock options............................................................             696,881        1,073,194
             Convertible preferred stock..............................................               5,510           24,084
                                                                                            ---------------   --------------
             Dilutive potential common shares.........................................             702,391        1,097,278
                                                                                            ---------------   --------------

          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions......................................................         121,323,860      121,323,388
                                                                                            ===============   ==============

          Basic earnings per share....................................................      $         0.86    $        0.79
                                                                                            ===============   ==============
          Diluted earnings per share..................................................      $         0.86    $        0.79
                                                                                            ===============   ==============

     (b) Stock Options - For financial reporting purposes, Old Republic records the exercise of stock options directly in its capital accounts as permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options at date of grant has been calculated using the Black-Scholes option pricing model.

                                                                                                Quarters Ended March 31,
                                                                                            --------------------------------
                                                                                                 2003              2002
                                                                                            ---------------   --------------
          Comparative data:
             Net income:
                As reported...........................................................      $        104.3    $        95.5
                Deduct: Total stock-based employee compensation
                   expenses determined under the fair value based.....................
                   method for all awards, net of related tax effects..................                 3.5              3.0
                                                                                            ---------------   --------------
                Pro-forma basis.......................................................      $        100.7    $        92.5
                                                                                            ===============   ==============
             Basic earnings per share:
                As reported...........................................................      $         0.86    $        0.79
                Pro-forma basis.......................................................                0.84             0.77
             Diluted earnings per share:
                As reported...........................................................                0.86             0.79
                Pro-forma basis.......................................................      $         0.83    $        0.76
                                                                                            ===============   ==============

     Options granted during the first quarters of 2003 and 2002 were 1,235,000 and 1,137,600, respectively. Options outstanding as of March 31, 2003 and 2002 were 5,989,033 and 5,172,282, respectively. The maximum number of options available for future issuance as of March 31, 2003 is 1,248,564.


3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $179.9 at March 31, 2003. Unrealized appreciation of investments, before applicable deferred income taxes of $96.9, at March 31, 2003 included gross unrealized gains and (losses) of $382.9 and ($105.9), respectively.

     For the quarters ended March 31, 2003 and 2002, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $57.5 and ($14.6), respectively.


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

                                Segment Reporting
     ---------------------------------------------------------------------------------------------------------------

                                                                                        Quarters Ended March 31,
                                                                                    --------------------------------
                                                                                         2003              2002
                                                                                    --------------   ---------------
     General Insurance Group:
       Net premiums earned.....................................................     $       313.9    $        268.7
       Net investment income and other income (a)..............................              47.9              47.6
                                                                                    --------------   ---------------
         Total.................................................................     $       361.8    $        316.4
                                                                                    ==============   ===============
       Income before taxes.....................................................     $        59.4    $         40.1
                                                                                    ==============   ===============
       Income tax expense......................................................     $        17.5    $         10.6
                                                                                    ==============   ===============


     Mortgage Guaranty Group:
       Net premiums earned.....................................................     $       100.0    $         91.6
       Net investment income and other income (a)..............................              24.8              21.8
                                                                                    --------------   ---------------
         Total.................................................................     $       124.8    $        113.4
                                                                                    ==============   ===============
       Income before taxes.....................................................     $        75.9    $         70.3
                                                                                    ==============   ===============
       Income tax expense......................................................     $        25.7    $         23.7
                                                                                    ==============   ===============


     Title Insurance Group:
       Net premiums earned.....................................................     $       153.9    $        113.9
       Title, escrow and other fees  ..........................................              79.6              62.6
                                                                                    --------------   ---------------
         Sub-total.............................................................             233.6             176.5
       Net investment income and other income (a)..............................               5.9               5.7
                                                                                    --------------   ---------------
         Total.................................................................     $       239.6    $        182.2
                                                                                    ==============   ===============
       Income before taxes.....................................................     $        25.7    $         20.1
                                                                                    ==============   ===============
       Income tax expense......................................................     $         8.8    $          6.7
                                                                                    ==============   ===============


     Life Insurance Group:
       Net premiums earned.....................................................     $        16.0    $         14.8
       Net investment income and other income (a)..............................               1.7               1.8
                                                                                    --------------   ---------------
         Total.................................................................     $        17.7    $         16.6
                                                                                    ==============   ===============
       Income before taxes.....................................................     $         1.3    $          1.6
                                                                                    ==============   ===============
       Income tax expense......................................................     $         0.4    $          0.6
                                                                                    ==============   ===============

                                                                              10

                   Reconciliations of Segments to Consolidated
     ---------------------------------------------------------------------------------------------------------------

                                                                                        Quarters Ended March 31,
                                                                                    --------------------------------
                                                                                         2003              2002
                                                                                    --------------   ---------------
     Revenues:
       Total revenues for reportable segments..................................     $       744.0    $        628.7
       Net realized investment gains (losses)..................................              (6.7)              9.7
       Other revenues..........................................................               2.7               1.6
       Elimination of intersegment revenues (b)................................              (0.9)             (1.0)
                                                                                    --------------   ---------------
         Total consolidated revenues...........................................     $       739.0    $        639.0
                                                                                    ==============   ===============

     Income before taxes:
       Total income before taxes of reportable segments........................     $       162.4    $        132.3
       Net realized investment gains (losses)..................................              (6.7)              9.7
       Other sources - net.....................................................              (1.9)             (1.9)
                                                                                    --------------   ---------------
       Income before income taxes .............................................     $       153.8    $        140.1
                                                                                    ==============   ===============

     ----------
     In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
     (a) Including unallocated investment income derived from invested capital and surplus funds.
     (b) Represents results of holding company parent, three minor subsidiaries, consolidation eliminating adjustments, and general corporate expenses, as applicable.


5.   Legal Proceedings

     Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries. Other unusual litigation is discussed below.

     In December 1999, a class action lawsuit was filed against the Company in the Federal District Court for the Southern District of Georgia. The suit alleges that the Company provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that such practices violated the Real Estate Settlement Procedures Act. The Court ruled in favor of a summary judgment motion filed by the Company and dismissed the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The Company filed a motion seeking a summary judgment on grounds asserted in its earlier motion but not considered by the District Court. On February 5, 2003, the District Court denied the plaintiffs' motions to certify a class in both the lawsuit against the Company and a similar lawsuit pending before the same Court against another mortgage guaranty insurer. The plaintiffs have asked the Court to reconsider its ruling or, alternatively, to certify sub-classes. At this time, the ultimate outcome of this litigation cannot be foreseen. Between 2000 and March 31, 2003, the Company has paid or otherwise provided cumulatively $17.8 million, the majority of which was incurred in 2002, to cover legal defense and other costs associated with this litigation.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0 million. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through March 31, 2003, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $50.6 million, including its best estimate of its remaining liability and costs associated with all these issues.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

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

                          CHANGE IN ACCOUNTING POLICIES

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) " Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested periodically for possible impairment of their carrying values. Within six months of application, a transitional goodwill impairment test needs to be performed and any resulting charge is to be reported as a change in accounting principle. At March 31, 2003 and December 31, 2002, the Company's consolidated unamortized goodwill asset balance was $87.5 million, and the average annual charge from goodwill amortization to operating results for the three calendar years ended 2001 was approximately $4.0 million (or 3 cents per average diluted share). The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 34 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of March 31, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $119.4 million, deferred tax liabilities by $41.8 million, and shareholders' equity by $77.6 million, or approximately 64 cents per share. This change has no income statement impact, no effect on Old Republic's ability or intent to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account determined on the basis of GAAP could, as a result, reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will be marked to market on a quarterly basis.

                               FINANCIAL POSITION

Old Republic's financial position at March 31, 2003 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 3.3%, 2.6% and 4.7%, respectively. Cash and invested assets represented 71.2% and 70.8% of consolidated assets as of March 31, 2003 and December 31, 2002, respectively. Consolidated operating cash flow was positive at $196.4 million in the latest quarter, compared to $149.7 million in the same period of 2002. The increase in consolidated operating cash flow was largely due to contributions by the Company's three largest operating segments, most notably the General Insurance Group. As of March 31, 2003, the invested asset base had increased 3.9% to $6.40 billion when compared to the immediately preceding year-end principally as a result of greater operating cash flow and an increase in investments carried at fair value following the aforementioned reclassification of fixed maturity securities.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2003. Short-term investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first quarter of 2003, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first quarter of 2003, Old Republic's investment in equity securities decreased 11.6% in relation to the related invested balance at year-end 2002 principally due to net unrealized losses caused by declining securities markets. At March 31, 2003, the carrying value of fixed maturity securities in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching considerations into account; purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses as to securities classified as available for sale. With a market value of approximately $5.37 billion, the long-term fixed maturity investment portfolio has an average maturity of 4.0 years and an indicated duration of 3.6. With regard to its $454.1 million equity portfolio, the Company does not own nor engage in any type of option writing.

Possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. In such circumstances, the likely combination of positive operating cash flow and the scheduled emergence of maturities from the Company's short duration bond portfolio should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level. The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. The Company recognized other than temporary impairments of investments in the amounts of $9.5 million and $9.0 million for the quarters ended March 31, 2003 and 2002, respectively. Unrealized gains or losses on securities classified as available for sale and carried at fair value are reflected directly in shareholders' equity, net of deferred income taxes (credits).

Among other major assets, substantially all of the Company's receivables are not past due, and reinsurance recoverable balances on paid or estimated unpaid losses are deemed to be fairly stated and recoverable from solvent reinsurers. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. In contemplation of such restrictions and approvals, the Company can receive up to $227.4 million in dividends from its subsidiaries in 2003. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's cash outflow represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 million to meet unanticipated liquidity needs.

Old Republic's capitalization of $3.44 billion at March 31, 2003 consisted of debt of $140.5 million, a minor amount of convertible preferred stock, and common shareholders' equity of $3.30 billion. The increase in the common shareholders' equity account during the quarter ended March 31, 2003 reflects primarily the retention of earnings in excess of dividend requirements and an increase in the value of investments carried at market values. At its March 21, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date; no stock has as yet been acquired through March 31, 2003 pursuant to this authorization.

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

General insurance (property and liability) and level-term credit life insurance premiums are reflected in income on a pro-rata-basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis, except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods. Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Title insurance premiums are recognized as income upon the substantial completion of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time of closing of the related escrow. Ordinary life premiums are recognized as revenue when due. Decreasing term credit life and credit disability/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                               Quarters Ended March 31,
                                      -----------------------------------------
                                                                        %
                                           2003          2002         Change
                                      -------------  ------------  ------------
General...........................    $       313.9  $      268.7         16.8%
Mortgage Guaranty.................            100.0          91.6          9.2
Title.............................            233.6         176.5         32.4
Life & Health.....................             16.0          14.8          8.1
    Consolidated..................    $       663.6  $      551.6         20.3%
                                      =========================================

In 2003, general insurance premium growth has resulted principally from the positive pricing and risk selection changes the Company has effected during the past three years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance and similar premium cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. In both 2003 and 2002 periods, title insurance premium and fee revenues reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly strong mortgage refinancing activity driven by a fairly consistent drop in mortgage rates during the recent past. Premium volume in the Company's smallest segment of life and health insurance has continued to reflect the flattish trends of the past several years as growth for the Company's limited product offerings has been contained or inhibited by significant price competition among life and health insurers.

Consolidated net investment income of $69.4 million in the first quarter of 2003 was up slightly when compared to $67.0 million posted in the same period of 2002 due to the continuation of a lower yield environment which partially offset the positive effect of growth in the Company's invested asset base. The average annualized yield on investments was 4.8% and 5.2% for the quarters ended March 31, 2003 and 2002, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a continuation of a progressively lower yield environment during recent quarterly periods.

The Company's investment policies have not been designed to maximize realized investment gains. Net realized losses of $6.7 million in the first quarter of 2003 and net realized gains of $9.7 million in the prior year period result from dispositions and the aforementioned write-downs of fixed maturity and equity securities. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2003 and 2002, 87.0% and 95.1%, respectively, of all such dispositions resulted from these factors.

Expenses:
The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's operating segments were as follows:
                                                       Quarters Ended March 31,
                                                       ------------------------
                                                         2003            2002
                                                       --------        --------
General.........................................          69.2%           74.5%
Mortgage Guaranty...............................          15.2            12.5
Title...........................................           5.5             4.7
Life & Health...................................          49.2            54.1
    Consolidated................................          37.6%           40.8%
                                                       ========================

The general insurance portion of the claims ratio improved in 2003. The positive underwriting trends are attributable to the steadily improving pricing and risk selection standards that have been applied in the past three years, as well as reduced claim frequency and severity in the latest quarter in most parts of Old Republic's business. Despite an increase in the mortgage guaranty claims ratio, trends in loan default rates and claim severity remained relatively stable during the first quarter thus reducing pressure on claim cost provisions. The title insurance ratio remained in the low single digits for each period shown due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Old Republic's life and health benefit and claims ratio, while reflecting a decrease in the current quarter due to reduced benefits and claims costs, can vary widely from period-to-period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period-to-period contributions of each segment to consolidated results and this ratio's variances within each segment.

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

The ratio of consolidated underwriting, acquisition and other operating expenses to net premiums and fees earned was 48.1% and 47.0% in the first quarter of 2003 and 2002, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business by the Company's four business segments. The following table sets forth the expense ratios recorded by each business segment for the periods shown:

                                                       Quarters Ended March 31,
                                                      -------------------------
                                                        2003             2002
                                                      --------         --------
General.........................................         25.6%            25.6%
Mortgage Guaranty...............................         25.3             28.5
Title...........................................         86.0             86.7
Life & Health...................................         53.0             46.7
    Consolidated................................         48.1%            47.0%
                                                      =========================

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The flat 2003 General Insurance Group expense ratio reflects the benefits of firm expense management in the face of a greater revenue base. The same factor affects the expense ratios for Old Republic's mortgage guaranty and title insurance segments. Consolidated interest and other corporate charges decreased in 2003 due primarily to reduced interest costs on a declining debt level.

Pretax and Net Income:
Consolidated income before taxes increased by 9.8% in the first quarter of 2003 when compared to the same period one year ago. The following table reflects each segment's contribution to pretax operating results, excluding the aforementioned realized investment gains or losses:

                                              Quarters Ended March 31,
                                      -----------------------------------------
                                                                        %
                                           2003          2002         Change
                                      -------------  ------------  ------------
General...........................    $        59.4  $       40.1         48.0%
Mortgage Guaranty.................             75.9          70.3          7.9
Title.............................             25.7          20.1         28.0
Life & Health.....................              1.3           1.6        -20.1
    Consolidated..................    $       160.5  $      130.3         23.1%
                                      =========================================

General Insurance Group earnings improved meaningfully in 2003 by virtue of better underwriting experience. Further growth of Mortgage Guaranty Group income from underwriting , and accelerated growth in premiums and fees from greater refinancing activity which benefitted the Title Insurance Group in particular, also led to greater contributions to consolidated pretax operating earnings in the current quarter.

The effective consolidated income tax rate was 32.1% and 31.8% in the first quarters of 2003 and 2002, respectively. The rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains or losses, and underwriting and service income on the other hand.

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

Some of the statements made in this report, as well as oral statements or commentaries made by the Company's official in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements, commentaries or inferences contained in this report, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be impacted by the levels of employment and consumer spending, as well as mortality and health trends. At the parent company level, operating earnings or losses are generally affected by the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The information called for by Item 3 is found in the third and fourth unnumbered paragraphs under the heading "Financial Position" in the "Management Analysis of Financial Position and Results of Operations" section of this report.


Item 4 - Controls and Procedures

Based on their review and evaluation, conducted within ninety days prior to the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer are of the opinion that the Company's disclosure controls and procedures are effective, and that there have been no significant changes in internal controls or other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation. Disclosure controls and procedures means such controls and procedures as are designed to ensure that information required to be disclosed by the Company in its reports filed with the Securities and Exchange Commission is accumulated and communicated to the aforementioned executives to allow timely decisions regarding required disclosure.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                   FORM 10 - Q
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1 Principal Executive Officer's Signed Certification of Periodic Report

     99.2 Principal Financial Officer's Signed Certification of Periodic Report

(b) Reports on Form 8-K

     1. On April 24, 2003, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated April 24, 2003 announcing the results of its operations and its financial condition for the quarter ended March 31, 2003.

     2. On May 8, 2003, Old Republic International Corporation submitted to the U.S. Securities and Exchange Commission the Certifications of its Chief Executive Officer and its Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company's periodic report on Form 10-Q for the quarterly period ended March 31, 2003. The full text of their certifications are included as Exhibit
          99.1 and Exhibit 99.2 hereto.



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





Date: May 8, 2003
      -----------






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




     Date: May 8, 2003


                                                        /s/ A.C.Zucaro
                                            -----------------------------------
                                            Aldo C. Zucaro
                                            Chairman and Chief Executive Officer

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




     Date: May 8, 2003


                                                /s/ John S. Adams
                                            -----------------------------------
                                            John S. Adams
                                            Senior Vice President and
                                            Chief Financial Officer