Form 10-Q
period 2003-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-08-08
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 2003 or
  [ ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934


Commission File Number  0-4625


                     OLD REPUBLIC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    No. 36-2678171
----------------------------------           -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


  307 North Michigan Avenue, Chicago, Illinois             60601
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _X_ No___



                                                     Shares Outstanding
            Class                                      June 30, 2003
----------------------------------           -----------------------------------
   Common Stock / $1 par value                          120,810,433


















                  There are 20 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2003

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------

PART  I  FINANCIAL  INFORMATION:

          CONSOLIDATED SUMMARY BALANCE SHEETS                              3

          CONSOLIDATED SUMMARY STATEMENTS OF INCOME                        4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

          CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

          NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS             7 - 11

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS                                        12 - 16

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       17

          CONTROLS AND PROCEDURES                                         17

PART II   OTHER INFORMATION                                               18

SIGNATURE                                                                 19

EXHIBIT INDEX                                                             20


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      June 30,        December 31,
                                                                                                        2003              2002
                                                                                                  ----------------  ----------------
                Assets

Investments:    Available for sale:
                    Fixed maturity securities (at fair value) (cost: $5,137.4 and $2,989.4)              $5,510.9          $3,172.4
                    Equity securities (at fair value) (cost: $480.9 and $520.3)                             506.1             513.5
                    Short-term investments (at fair value which approximates cost)                          462.8             253.8
                    Miscellaneous investments                                                                48.3               ---
                                                                                                  ----------------  ----------------
                    Total                                                                                 6,528.2           3,939.9
                                                                                                  ----------------  ----------------
                Held to maturity:
                    Fixed maturity securities (at amortized cost) (fair value: $-- and $2,171.7)              ---           2,054.1
                    Miscellaneous investments                                                                 8.7              57.4
                                                                                                  ----------------  ----------------
                    Total                                                                                     8.7           2,111.6
                                                                                                  ----------------  ----------------
                Total investments                                                                         6,536.9           6,051.5
                                                                                                  ----------------  ----------------

Other Assets:   Cash                                                                                         40.4              37.2
                Accrued investment income                                                                    78.8              79.4
                Accounts and notes receivable                                                               576.6             512.3
                Federal income tax recoverable: Current                                                       1.4               1.0
                Reinsurance balances and funds held                                                          66.1              58.1
                Reinsurance recoverable: Paid losses                                                         46.0              28.9
                                         Policy and claim reserves                                        1,548.6           1,500.3
                Deferred policy acquisition costs                                                           213.3             197.8
                Sundry assets                                                                               255.1             248.5
                                                                                                  ----------------  ----------------
                                                                                                          2,826.8           2,663.8
                                                                                                  ----------------  ----------------
                      Total Assets                                                                       $9,363.7          $8,715.4
                                                                                                  ================  ================

------------------------------------------------------------------------------------------------------------------------------------

                Liabilities, Preferred Stock and Common Shareholders' Equity


Liabilities:    Future policy benefits                                                                      $98.9            $103.4
                Losses, claims and settlement expenses                                                    3,825.1           3,676.8
                Unearned premiums                                                                           779.3             709.3
                Other policyholders' benefits and funds                                                      69.5              62.3
                                                                                                  ----------------  ----------------
                      Total policy liabilities and accruals                                               4,773.0           4,552.0
                Commissions, expenses, fees and taxes                                                       183.1             195.2
                Reinsurance balances and funds                                                              138.3             133.4
                Federal income tax payable: Deferred                                                        537.1             445.2
                Debt                                                                                        139.7             141.5
                Sundry liabilities                                                                           92.6              91.9
                Commitments and contingent liabilities                                                        ---               ---
                                                                                                  ----------------  ----------------
                      Total liabilities                                                                   5,864.0           5,559.5
                                                                                                  ----------------  ----------------

Preferred
Stock:          Convertible preferred stock                                                                   ---               ---
                                                                                                  ----------------  ----------------

Common          Common stock (*)                                                                            122.7             123.7
Shareholders'   Additional paid-in capital                                                                  237.8             253.1
Equity:         Retained earnings                                                                         2,886.6           2,700.5
                Accumulated other comprehensive income                                                      262.3             111.0
                Treasury stock (at cost) (*)                                                                (10.0)            (32.6)
                                                                                                  ----------------  ----------------
                      Total Common Shareholders' Equity                                                   3,499.6           3,155.8
                                                                                                  ----------------  ----------------
                      Total Liabilities, Preferred Stock and Common Shareholders' Equity                 $9,363.7          $8,715.4
                                                                                                  ================  ================

(*) At June 30, 2003 and December 31, 2002 there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 122,720,795 at June 30, 2003 and 123,791,366 at December 31, 2002 were issued and outstanding. As of the same dates, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,910,362 and 3,192,597 as of June 30, 2003 and December 31, 2002, respectively.

See accompanying notes.


                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                     Six Months Ended
                                                                          June 30,                             June 30,
                                                            -----------------------------------  -----------------------------------
                                                                  2003              2002               2003              2002
                                                            ----------------- -----------------  ----------------- -----------------
Revenues:        Net premiums earned                                  $621.2            $512.3           $1,205.2          $1,001.4
                 Title, escrow and other fees                           95.9              63.2              175.6             125.9
                                                            ----------------- -----------------  ----------------- -----------------
                    Sub-total                                          717.2             575.6            1,380.8           1,127.3
                 Net investment income                                  70.0              67.7              139.4             134.8
                 Realized investment gains                              12.7               4.4                6.0              14.1
                 Other income                                           14.6              10.0               27.4              20.6
                                                            ----------------- -----------------  ----------------- -----------------
                    Net revenues                                       814.6             657.9            1,553.7           1,297.0
                                                            ----------------- -----------------  ----------------- -----------------

Expenses:        Benefits, claims and settlement expenses              274.3             230.3              523.9             455.2
                 Underwriting, acquisition and
                    insurance expenses                                 358.9             283.1              692.8             554.3
                 Interest and other expenses                             1.7               2.6                3.5               5.4
                                                            ----------------- -----------------  ----------------- -----------------
                    Total expenses                                     635.0             516.1            1,220.3           1,015.0
                                                            ----------------- -----------------  ----------------- -----------------
                 Income before income taxes and items below            179.5             141.8              333.4             281.9
                                                            ----------------- -----------------  ----------------- -----------------

Income Taxes:    Currently payable                                      47.5              21.0               90.5              50.4
                 Deferred                                               10.3              13.2               16.7              28.3
                                                            ----------------- -----------------  ----------------- -----------------
                    Total income taxes                                  57.9              34.2              107.3              78.7
                                                            ----------------- -----------------  ----------------- -----------------
                                                                       121.6             107.5              226.0             203.1
                 Other items - net                                       ---               ---               (0.1)             (0.1)
                                                            ----------------- -----------------  ----------------- -----------------
Net Income:                                                           $121.5            $107.5             $225.9            $203.0
                                                            ================= =================  ================= =================




Net Income
Per Share:       Basic                                                 $1.01             $0.89              $1.87             $1.69
                                                            ================= =================  ================= =================
                 Diluted                                               $1.00             $0.88              $1.85             $1.67
                                                            ================= =================  ================= =================


Dividends Per
Common Share:    Cash dividends                                        $0.17             $0.16              $0.33             $0.31
                                                            ================= =================  ================= =================

                 Average shares outstanding:
                              Basic                              120,806,189       120,456,722        120,803,205       120,431,510
                                                            ================= =================  ================= =================
                              Diluted                            121,951,315       121,727,917        121,693,477       121,557,490
                                                            ================= =================  ================= =================

See accompanying notes.
                                        4


                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                     Six Months Ended
                                                                          June 30,                             June 30,
                                                            -----------------------------------  -----------------------------------
                                                                  2003              2002               2003              2002
                                                            ----------------- -----------------  ----------------- -----------------
Net income as reported                                                $121.5            $107.5             $225.9            $203.0
                                                            ----------------- -----------------  ----------------- -----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                              6.5               2.9               10.9               3.1
                                                            ----------------- -----------------  ----------------- -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                140.2              11.6              221.9              (1.6)
        Less: elimination of pretax realized gains
            included in income as reported                              12.7               4.4                6.0              14.1
                                                            ----------------- -----------------  ----------------- -----------------
        Pretax unrealized gains (losses) on securities
            carried at market value                                    127.5               7.2              215.9             (15.8)
        Deferred income taxes (credits)                                 44.6               2.5               75.5              (5.8)
                                                            ----------------- -----------------  ----------------- -----------------
        Net unrealized gains (losses) on securities                     82.8               4.6              140.3             (10.0)
                                                            ----------------- -----------------  ----------------- -----------------
    Net adjustments                                                     89.3               7.6              151.3              (6.8)
                                                            ----------------- -----------------  ----------------- -----------------

Comprehensive income                                                  $210.9            $115.1             $377.2            $196.1
                                                            ================= =================  ================= =================

See accompanying notes.
                                        5


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                ------------------------------------
                                                                                                      2003               2002
                                                                                                -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                             $225.9             $203.0
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (13.1)              (7.6)
      Premiums and other receivables                                                                       (47.2)             (37.2)
      Unpaid claims and related items                                                                       92.9               34.1
      Future policy benefits and policyholders' funds                                                       67.3               34.4
      Income taxes                                                                                          15.7               21.7
      Reinsurance balances and funds                                                                       (20.4)             (10.6)
      Accounts payable, accrued expenses and other                                                          10.8               11.7
                                                                                                -----------------  -----------------
   Total                                                                                                   332.0              249.7
                                                                                                -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Available for sale:
         Maturities and early calls                                                                        368.7              147.6
         Other                                                                                             105.7               82.4
      Held to maturity:
         Maturities and early calls                                                                          ---              109.1
         Other                                                                                               ---                1.1
   Sales of equity securities                                                                               89.7               62.7
   Sales of other investments                                                                                1.1                1.1
   Sales of fixed assets for company use                                                                     0.2                0.6
   Cash and short-term investments of subsidiary acquired                                                    ---                1.7
   Purchases of fixed maturity securities:
      Available for sale                                                                                  (564.4)            (419.7)
      Held to maturity                                                                                       ---              (46.4)
   Purchases of equity securities                                                                          (58.0)            (143.7)
   Purchases of other investments                                                                           (1.2)              (1.7)
   Purchases of fixed assets for company use                                                               (10.2)              (6.1)
   Other-net                                                                                                (0.7)              (0.7)
                                                                                                -----------------  -----------------
   Total                                                                                                   (69.0)            (211.8)
                                                                                                -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                   3.9               19.9
   Repayments of term loans                                                                                  ---              (15.0)
   Redemption of debentures and notes                                                                       (1.8)              (2.4)
   Dividends on common shares                                                                              (39.8)             (37.1)
   Dividends on preferred shares                                                                             ---                ---
   Other-net                                                                                               (13.3)              (5.0)
                                                                                                -----------------  -----------------
   Total                                                                                                   (51.0)             (39.7)
                                                                                                -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                     212.0               (1.8)
   Cash and short-term investments, beginning of period                                                    291.1              336.6
                                                                                                -----------------  -----------------
   Cash and short-term investments, end of period                                                         $503.2             $334.8
                                                                                                =================  =================


Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $4.3               $4.7
                                                                                                =================  =================
                                    Income taxes                                                           $89.9              $49.2
                                                                                                =================  =================

See accompanying notes.
                                        6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1.   Accounting Policies and Basis of Presentation:
     ---------------------------------------------

     The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles
     ("GAAP") as described in the Corporation's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the accompanying statements have been reflected therein.

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

     Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 32 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of June 30, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $130.4 million, deferred tax liabilities by $45.6 million, and shareholders' equity by $84.8 million, or approximately 70 cents per share. This change has no income statement impact, no effect on Old Republic's ability or intent to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account determined on the basis of GAAP could, as a result, reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will be marked to market on a quarterly basis.

     During the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (FAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" as described more fully in footnote 2(b) herein.

2.   Common Share Data:
     -----------------

     (a) Earnings Per Share - Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                               Quarters Ended                Six Months Ended
                                                                                  June 30,                       June 30,
                                                                        ---------------------------    ----------------------------
                                                                             2003          2002             2003          2002
                                                                        ------------- -------------    ------------- --------------
     Numerator:
       Income  .................................................        $      121.5  $      107.5     $      225.9     $    203.0
       Less preferred stock dividends...........................                  --            --               --             --
                                                                        ------------- -------------    ------------- --------------

       Numerator for basic earnings per share -
         income available to common stockholders................               121.5         107.5            225.9          203.0

       Effect of dilutive securities:
       Convertible preferred stock dividends....................                  --            --               --             --
                                                                        ------------- -------------    ------------- --------------

     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions................................        $      121.5  $      107.5     $      225.9  $       203.0
                                                                        ============= =============    ============= ==============

     Denominator:
       Denominator for basic earnings per share -
         weighted-average shares................................         120,806,189   120,456,722      120,803,205    120,431,510

     Effect of dilutive securities:
       Stock options............................................           1,139,616     1,265,685          884,762      1,111,234
       Convertible preferred stock..............................               5,510         5,510            5,510         14,746
                                                                        ------------- -------------    ------------- --------------
       Dilutive potential common shares.........................           1,145,126     1,271,195          890,272      1,125,980
                                                                        ------------- -------------    ------------- --------------

     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions......................................         121,951,315   121,727,917      121,693,477    121,557,490
                                                                        ============= =============    ============= ==============

     Basic earnings per share...................................        $       1.01  $       0.89     $       1.87  $        1.69
                                                                        ============= =============    ============= ==============

     Diluted earnings per share.................................        $       1.00  $       0.88     $       1.85  $        1.67
                                                                        ============= =============    ============= ==============

     (b) Stock Options - The Financial Accounting Standards Board has issued FAS 148 for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options at date of grant has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings per share by less then one cent per share in this years' second quarter and first half.

                                                                               Quarters Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                        ---------------------------    ----------------------------
                                                                             2003          2002             2003          2002
                                                                        ------------- -------------    ------------- --------------
     Comparative data:
       Net income:
          As reported...........................................        $      121.5  $      107.5     $      225.9  $       203.0
          Add: Stock based compensation expense included
             in reported income, net of related tax effects ....                 0.8            --              0.8             --
          Deduct: Total stock-based compensation expenses
             determined under the fair value based method
             for all awards, net of related tax effects.........                 0.2            --              3.8            3.0
                                                                        ------------- -------------    ------------- --------------
          Pro-forma basis ......................................        $      122.1  $      107.5     $      222.9  $       200.0
                                                                        ============= =============    ============= ==============

       Basic earnings per share:
          As reported ..........................................        $       1.01  $        .89     $       1.87  $        1.69
          Pro-forma basis  .....................................                1.01           .89             1.85           1.66
         Diluted earnings per share:
          As reported   ........................................                1.00           .88             1.85           1.67
          Pro-forma basis ......................................        $       1.00  $        .88     $       1.83  $        1.65
                                                                        ============= =============    ============= ==============

     Options were granted during the first quarter of 2003 and 2002 for 1,234,000 and 1,137,600 shares of common stock, respectively. Options outstanding as of June 30, 2003 and 2002 were 5,810,071 and 4,915,657, respectively. The maximum number of options available for future issuance as of June 30, 2003 is 1,438,555.


3.   Unrealized Appreciation of Investments:
     --------------------------------------

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $262.8 at June 30, 2003. Unrealized appreciation of investments, before applicable deferred income taxes of $141.6, at June 30, 2003 included gross unrealized gains and (losses) of $457.5 and ($53.0), respectively.

     For  the  six  months  ended  June  30,  2003  and  2002,   net  unrealized
     appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $140.3 and ($10.0), respectively.

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

                                Segment Reporting
-----------------------------------------------------------------------------------------------------------------------------------

                                                                               Quarters Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                        ---------------------------    ----------------------------
                                                                             2003          2002             2003          2002
                                                                        ------------- -------------    ------------- --------------
       General Insurance Group:
         Net premiums earned....................................        $      339.1  $      286.3     $      653.0  $        555.1
         Net investment income and other income (a).............                49.2          48.7             97.1            96.4
                                                                        ------------- -------------    ------------- --------------
              Total.............................................        $      388.3  $      335.1     $      750.1  $        651.5
                                                                        ============= =============    ============= ==============
         Income before taxes....................................        $       62.4  $       45.1     $      121.8  $         85.3
                                                                        ============= =============    ============= ==============
         Income tax expense.....................................        $       18.4  $        1.3     $       35.9  $         11.9
                                                                        ============= =============    ============= ==============

       Mortgage Guaranty Group:
         Net premiums earned....................................        $       98.7  $       91.1     $      198.8  $        182.7
         Net investment income and other income (a).............                25.7          21.0             50.5            42.9
                                                                        ------------- -------------    ------------- --------------
              Total.............................................        $      124.5  $      112.2     $      249.3  $        225.6
                                                                        ============= =============    ============= ==============
         Income before taxes....................................        $       69.8  $       71.5     $      145.8  $        141.9
                                                                        ============= =============    ============= ==============
         Income tax expense.....................................        $       23.1  $       24.2     $       48.9  $         47.9
                                                                        ============= =============    ============= ==============

       Title Insurance Group:
         Net premiums earned....................................        $      171.2  $      125.0     $      325.2  $        238.9
         Title, escrow and other fees  .........................                95.9          63.2            175.6           125.9
                                                                        ------------- -------------    ------------- --------------
              Sub-total.........................................               267.2         188.3            500.8           364.8
         Net investment income and other income (a).............                 6.0           5.7             11.9            11.5
                                                                        ------------- -------------    ------------- --------------
              Total.............................................        $      273.2  $      194.0     $      512.8  $        376.3
                                                                        ============= =============    ============= ==============
         Income before taxes....................................        $       36.4  $       21.3     $       62.2  $         41.5
                                                                        ============= =============    ============= ==============
         Income tax expense.....................................        $       12.6  $        7.3     $       21.4  $         14.1
                                                                        ============= =============    ============= ==============

       Life Insurance Group:
         Net premiums earned....................................        $       12.0  $        9.8     $       28.1  $         24.6
         Net investment income and other income (a).............                 1.7           1.5              3.4             3.4
                                                                        ------------- -------------    ------------- --------------
              Total.............................................        $       13.8  $       11.4     $       31.5  $         28.0
                                                                        ============= =============    ============= ==============
         Income before taxes....................................        $        1.9  $        1.7     $        3.2  $          3.3
                                                                        ============= =============    ============= ==============
         Income tax expense ....................................        $        0.6  $        0.6     $        1.1  $          1.3
                                                                        ============= =============    ============= ==============


                                Reconciliations of Segments to Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

                                                                               Quarters Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                        ---------------------------    ----------------------------
                                                                             2003          2002             2003          2002
                                                                        ------------- -------------    ------------- --------------
       Revenues:
         Total revenues for reportable segments.................        $      799.9  $      652.9     $    1,543.9  $      1,281.6
         Net realized investment gains..........................                12.7           4.4              6.0            14.1
         Other revenues.........................................                 2.6           1.4              5.3             3.1
         Elimination of intersegment revenues (b)...............                (0.6)         (0.8)            (1.6)           (1.9)
                                                                        ------------- -------------    ------------- --------------
              Total consolidated revenues.......................        $      814.6  $      657.9     $    1,553.7  $      1,297.0
                                                                        ============= =============    ============= ==============

       Income before taxes:
         Total income before taxes of reportable segments.......        $      170.7  $      139.7     $      333.2  $        272.1
         Net realized investment gains..........................                12.7           4.4              6.0            14.1
         Other revenues - net...................................                (3.8)         (2.4)            (5.7)           (4.3)
                                                                        ------------- -------------    ------------- --------------
              Income before income taxes .......................        $      179.5  $      141.8     $      333.4  $        281.9
                                                                        ============= =============    ============= ==============

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


5.   Legal Proceedings:
     ------------------

     Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by the Corporation's insurance subsidiaries. Other unusual litigation is discussed below.

     In December 1999, a class action lawsuit was filed against the Company's principal mortgage guaranty insurance subsidiary in the Federal District Court for the Southern District of Georgia. The suit alleges that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that the practices violated the Real Estate Settlement Procedures Act. Substantially identical lawsuits were also filed against all of the other mortgage guaranty insurers. The Company's subsidiary filed a summary judgment motion which the Court ruled on favorably, dismissing the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The subsidiary again filed motions seeking summary judgment on grounds it had asserted earlier but which were not considered by the District Court and opposing certification of the class. On February 5, 2003, the District Court denied class certification. The plaintiffs petitioned the Court to reconsider its ruling or, alternatively, to certify sub-classes. In order to bring the matter to a conclusion and avoid the uncertainties and expenses of further litigation, the subsidiary entered into settlement negotiations with the plaintiffs and reached a settlement which the court preliminarily approved on June 3, 2003. The settlement is expected to receive final approval at a hearing set for that purpose on October 24, 2003. From the inception of this litigation through June 30, 2003, the subsidiary has paid or otherwise provided cumulatively $17.8 million to cover legal defense and costs associated with this litigation, including the costs anticipated under the settlement.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0 million. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through June 30, 2003, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $51.2 million, including its best estimate of its remaining liability and costs associated with all these issues.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

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

                          CHANGE IN ACCOUNTING POLICIES

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142) " Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested periodically for possible impairment of their carrying values. At June 30, 2003 and December 31, 2002, the Company's consolidated unamortized goodwill asset balance was $87.5 million, and the average annual charge from goodwill amortization to operating results for the three calendar years ended 2001 was approximately $4.0 million (or 3 cents per average diluted share). The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 32 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of June 30, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $130.4 million, deferred tax liabilities by $45.6 million, and shareholders' equity by $84.8 million, or approximately 70 cents per share. This change has no income statement impact, no effect on Old Republic's ability or intent to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account determined on the basis of GAAP could, as a result, reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will be marked to market on a quarterly basis.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 (FAS 148) "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options at date of grant has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings per share by less then one cent per share in this years' second quarter and first half.


                               FINANCIAL POSITION

Old Republic's financial position at June 30, 2003 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 7.4%, 5.5% and 10.9%, respectively. Cash and invested assets represented 71.1% and 70.8% of consolidated assets as of June 30, 2003 and December 31, 2002, respectively. Consolidated operating cash flow was positive at $332.0 million in the six month period, compared to $249.7 million in the same period of 2002. The increase in consolidated operating cash flow was largely due to contributions by the Company's three largest operating segments, most notably the General Insurance Group. As of June 30, 2003, the invested asset base had increased 7.9% to $6.65 billion when compared to the immediately preceding year-end principally as a result of greater operating cash flow and an increase in investments carried at fair value following the aforementioned reclassification of fixed maturity securities.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2003. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels. During the first six months of 2003, the Corporation committed substantially all investable funds in short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities; investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. During the first six months of 2003, Old Republic's investment in equity securities decreased 1.4% in relation to the related invested balance at year-end 2002 due to sales of equity securities offset partially by net unrealized gains. At June 30, 2003, the carrying value of fixed maturity securities in default as to principal and/or interest was immaterial in relation to consolidated assets or shareholders' equity.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of its invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses as to securities classified as available for sale. With a market value of approximately $5.51 billion, the long-term fixed maturity investment portfolio has an average maturity of 4.1 years and an indicated duration of 3.6. With regard to its $506.1 million equity portfolio, the Company does not own nor engage in any type of option writing.

Possible declines in values for Old Republic's bond and stock portfolios would affect negatively the level of the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. In such circumstances, the likely combination of positive operating cash flow and the scheduled emergence of maturities from the Company's short duration bond portfolio should provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level. The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and provisions for other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. The Company recognized other than temporary impairments of investments in the amounts of $9.5 million and $15.3 million for the six month periods ended June 30, 2003 and 2002, respectively. Unrealized gains or losses on securities classified as available for sale and carried at fair value are reflected directly in shareholders' equity, net of deferred income taxes (credits).

Among other major assets, substantially all of the Company's receivables are not past due, and reinsurance recoverable balances on paid or estimated unpaid losses are deemed to be fairly stated as they are recoverable from solvent reinsurers or reduced by allowances for estimated unrecoverable balances. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $227.4 million in dividends from its subsidiaries in 2003 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's cash outflow represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 million to meet unanticipated liquidity needs.

Old Republic's capitalization of $3.63 billion at June 30, 2003 consisted of debt of $139.7 million, a minor amount of convertible preferred stock, and common shareholders' equity of $3.49 billion. The increase in the common shareholders' equity account during the six months ended June 30, 2003 reflects primarily the retention of earnings in excess of dividend requirements and an increase in the value of
                                       13
investments carried at market values. In May 2003, the Company canceled 1.2 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March 21, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date; no stock has as yet been acquired through June 30, 2003 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:
Pursuant to GAAP applicable to the insurance industry, benefits, claims, and expenses are associated with the related revenues by means of the provision for policy benefits, the deferral and subsequent amortization of acquisition costs, and the recognition of incurred benefits, claims and operating expenses. Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, and adjustments for retrospective premiums, commissions and similar charges are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. First year and renewal mortgage guaranty premiums are recognized as income on a straight-line basis, except that a portion of first year premiums received for certain high risk policies is deferred and reported as earned over the estimated policy life, including renewal periods. Single premiums for mortgage guaranty policies covering more than one year are earned on an accelerated basis over the policy term. Title insurance premiums are recognized as income upon the substantial completion of the policy issuance process. Title abstract, escrow, service, and other fees are taken into income at the time of closing of the related escrow. Ordinary life premiums are recognized as revenue when due. Decreasing term credit life and credit disability/accident & health insurance premiums are generally earned on a sum-of-the-years-digits or similar method.

The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                                        Quarters Ended                              Six Months Ended
                                                           June 30,                                     June 30,
                                           ----------------------------------------    ------------------------------------------
                                                                             %                                             %
                                               2003          2002         Change           2003           2002          Change
                                           ------------  ------------  ------------    ------------   ------------   ------------
General..................................  $      339.1  $      286.3         18.4%    $      653.0   $      555.1          17.6%
Mortgage Guaranty........................          98.7          91.1          8.4            198.8          182.7           8.8
Title....................................         267.2         188.3         41.9            500.8          364.8          37.3
Life & Health............................          12.0           9.8         22.8             28.1           24.6          14.0
    Consolidated.........................  $      717.2  $      575.6         24.6%    $    1,380.8   $    1,127.3          22.5%
                                           ========================================    ==========================================

In 2003, general insurance premium growth has resulted principally from the positive pricing and risk selection changes the Company has effected during the past three years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance and equivalent premium cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. In both 2003 and 2002 periods, title insurance premium and fee revenues reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly, strong mortgage refinancing activity driven by a fairly consistent drop in mortgage rates during the recent past. Unlike mortgage guaranty insurers, title companies' premium and fee revenues are enhanced by high levels of refinancing activity since title searches must be updated and related closing services provided. Premium volume growth in the Company's smallest segment of life and health insurance primarily reflects increased sales of travel related products.

Consolidated net investment income of $139.4 million in the first half of 2003 and $70.0 million in the second quarter of 2003 was up slightly when compared to $134.8 million and $67.7 million, respectively, in the same quarter and six month period of 2002. The continuation of a lower yield environment partially offset the benefits of growth in the Company's invested asset base. The average annualized yield on investments was 4.8% and 5.2% for the six month periods ended June 30, 2003 and 2002, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a continuation of the progressively lower yield environment during recent quarterly periods.

The Company's investment policies have not been designed to maximize realized investment gains. Pretax realized gains of $12.7 million in the second quarter of 2003 and $4.4 million in the same period of 2002 include write-downs of zero and $6.2 million, respectively, of investment securities deemed to have become other than temporarily impaired at the end of each period. For the first half of the year, pretax net realized gains amounted to $6.0 million in 2003 and $14.1 million in 2002, inclusive of securities impairment write-downs of $9.5 million and $15.3 million, respectively. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2003 and 2002, 77.7% and 75.4%, respectively, of all such dispositions resulted from these factors.

Expenses:
The percentage of net benefits, claims, and related settlement expenses measured against premium and related fee revenues of the Company's operating segments were as follows:

                                                                          Quarters Ended               Six Months Ended
                                                                             June 30,                       June 30,
                                                                    --------------------------    ---------------------------
                                                                        2003          2002            2003           2002
                                                                    ------------  ------------    ------------   ------------
General.........................................................           69.2%         72.2%           69.1%          73.3%
Mortgage Guaranty...............................................           20.0          11.6            17.6           12.1
Title...........................................................            5.6           4.9             5.6            4.8
Life & Health...................................................           40.0          55.8            45.2           54.8
    Consolidated................................................           38.3%         40.0%           37.9%          40.4%
                                                                    ==========================    ===========================

The general insurance portion of the claims ratio improved in 2003. The positive underwriting trends are attributable to the steadily improving pricing and risk selection standards that have been applied in the past three years, as well as reduced claim frequency and severity in the latest six month period in most parts of Old Republic's business. An increase in mortgage guaranty loan default rates during the second quarter and first half of 2003 led to higher claim cost provisions. The title insurance ratio, while moderately higher in each 2003 period, remained in the low single digits for each period shown due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Old Republic's life and health benefit and claims ratio, while reflecting decreases in the current quarter and six month periods due to reduced benefits and claims costs, can vary widely from period-to-period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period-to-period contributions of each segment to consolidated results and this ratio's variances within each segment.

Consolidated benefit, claim, and related settlement costs for each of the Company's business segments are affected by the adequacy of reserves established for current and prior years' claim occurrences. Such reserves are recorded on a case by case basis and by means of a large number of formulas and calculations to cover known as well as incurred but not as yet reported claims at each balance sheet date. In the aggregate, the Company's claim reserves have not developed deficiencies for many years. However, claim reserves posted by insurers such as the Company are necessarily based on a wide variety of estimates made by a large number of employees and third parties such as independent claim adjusters and attorneys, can be affected by lagging claim emergence or reporting delays, and their ultimate disposition is subject to a multitude of economic, political, judicial and societal factors that cannot be anticipated or quantified accurately. Accordingly, there can be no guaranty that such reserves will always be on the mark.

The ratio of consolidated underwriting, acquisition and other operating expenses to net premiums and fees earned was 47.7% and 47.1% in the first six months of 2003 and 2002, respectively, and 47.4% and 47.2% for the second quarters of 2003 and 2002, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business by the Company's four business segments. The following table sets forth the expense ratios recorded by each business segment for the periods shown:
Quarters Ended Six Months Ended June 30, June 30,

                                                                          Quarters Ended               Six Months Ended
                                                                             June 30,                       June 30,
                                                                    --------------------------    ---------------------------
                                                                        2003          2002            2003           2002
                                                                    ------------  ------------    ------------   ------------
General.........................................................           24.2%         26.5%           24.9%          26.1%
Mortgage Guaranty...............................................           25.7          28.0            25.5           28.2
Title...........................................................           83.0          86.6            84.4           86.7
Life & Health...................................................           57.5          42.1            55.0           44.9
    Consolidated................................................           47.4%         47.2%           47.7%          47.1%
                                                                    ==========================    ===========================

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The 2003 general insurance expense ratios reflect the benefits of firm expense management in the face of a greater revenue base. The same factor affects the expense ratios for Old Republic's mortgage guaranty and title insurance segments. The expense ratio for the life and health segment increased in both 2003 periods principally due to higher expense levels in the Company's term life and travel related product areas. Consolidated interest and other corporate charges decreased in both 2003 periods due primarily to reduced interest costs on a declining debt level.

Pretax and Net Income:
Consolidated income before taxes increased by 26.6% in the second quarter of 2003 and 18.3% in the first six months of 2003 when compared to the same periods one year ago. The following table reflects each segment's contribution to pretax operating results, excluding the aforementioned realized investment gains or losses:

                                                        Quarters Ended                              Six Months Ended
                                                           June 30,                                     June 30,
                                           ----------------------------------------    -----------------------------------------
                                                                             %                                             %
                                               2003          2002         Change           2003           2002          Change
                                           ------------  ------------  ------------    ------------   ------------   -----------
General..................................  $      62.4   $      45.1          38.2%    $     121.8    $      85.3          42.8%
Mortgage Guaranty........................         69.8          71.5          -2.3           145.8          141.9           2.8
Title....................................         36.4          21.3          70.5            62.2           41.5          49.9
Life & Health............................          1.9           1.7          11.6             3.2            3.3          -3.8
    Consolidated.........................  $     166.8   $     137.3          21.5%    $     327.4    $     267.7          22.3%
                                           ========================================    =========================================

General Insurance Group earnings have improved meaningfully in 2003 by virtue of better underwriting experience. Mortgage Guaranty Group earnings contributions have been affected mostly by higher claim costs, driven by increased loan default rates. Refinancing activity benefitted the Title Insurance Group and led to greater contributions to consolidated pretax operating earnings in the current periods.

The effective consolidated income tax rate was 32.3% and 32.2% in the second quarter and first six months of 2003, respectively, and 24.2% and 27.9% for the same periods of 2002, respectively. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9 million, or 9 cents per share in the second quarter of 2002 from the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains or losses, and underwriting and service income on the other hand.


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

Some of the statements made in this report, as well as oral statements or commentaries made by the Company's official in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements, commentaries or inferences contained in this report involve, of necessity, assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General Insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be affected by the levels of employment and consumer spending, as well as mortality and health trends. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

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


Item 4 - Controls and Procedures

Based on their review and evaluation, conducted as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer are of the opinion that the Company's disclosure controls and procedures are effective, and that there have been no significant changes in internal controls or other factors that could significantly affect these disclosure controls and procedures during the quarter. Disclosure controls and procedures means such controls and procedures as are designed to ensure that information required to be disclosed by the Company in its reports filed with the Securities and Exchange Commission is accumulated and communicated to the aforementioned executives to allow timely decisions regarding required disclosure.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                   FORM 10 - Q
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders

 (a) The annual meeting of registrant's shareholders was held on May 23, 2003.

 (b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

 (c)   At the meeting, the shareholders voted on the following matter:

       1. The election of four Class I directors. There were at least 80,117,873 affirmative votes for each director and no more than 28,117,633 votes withheld for any single director.


Item 6 - Exhibits and Reports on Form 8-K

 (a)   Exhibits

        31.1 Certification by A. C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification by A. C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)   Reports on Form 8-K

       1. On July 24, 2003, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated July 24, 2003 announcing the results of its operations and its financial condition for the quarter ended June 30, 2003.


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





     Date:  August 8, 2003
          ------------------






                                                 /s/ John S. Adams
                                         --------------------------------------
                                                     John S. Adams
                                                Senior Vice President &
                                                Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
    No.       Description
-----------  -------------

    31.1 Certification by A. C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1     Certification by A. C. Zucaro, Chief Executive Officer, pursuant to
             Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.