Form 10-Q
period 2003-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2003-11-12
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2003 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission File Number  001-10607


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _X_ No___



                                                       Shares Outstanding
                Class                                  September 30, 2003
-------------------------------                 --------------------------------
  Common Stock / $1 par value                             120,862,976


















                  There are 26 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2003

                                      INDEX
--------------------------------------------------------------------------------


                                                                     PAGE NO.
                                                                    ----------

PART  I   FINANCIAL INFORMATION:

             CONSOLIDATED SUMMARY BALANCE SHEETS                        3

             CONSOLIDATED SUMMARY STATEMENTS OF INCOME                  4

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME            5

             CONSOLIDATED STATEMENTS OF CASH FLOWS                      6

             NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS       7 - 11

             MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
                RESULTS  OF  OPERATIONS                              12 - 22

             QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK                                      23

             CONTROLS AND PROCEDURES                                   23

PART  II  OTHER INFORMATION                                            24

SIGNATURE                                                              25

EXHIBIT INDEX                                                          26

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                                           ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      September 30,     December 31,
                                                                                                          2003             2002
                                                                                                     --------------    -------------
                Assets

Investments:    Available for sale:
                    Fixed maturity securities (at fair value) (cost: $5,338.7 and $2,989.4)               $5,665.5         $3,172.4
                    Equity securities (at fair value) (cost: $473.4 and $520.3)                              497.5            513.5
                    Short-term investments (at fair value which approximates cost)                           442.2            253.8
                    Miscellaneous investments                                                                 51.8              ---
                                                                                                     --------------    -------------
                    Total                                                                                  6,657.1          3,939.9
                                                                                                     --------------    -------------
                Held to maturity:
                    Fixed maturity securities (at amortized cost) (fair value: $-- and $2,171.7)               ---          2,054.1
                    Miscellaneous investments                                                                  8.4             57.4
                                                                                                     --------------    -------------
                    Total                                                                                      8.4          2,111.6
                                                                                                     --------------    -------------
                Total investments                                                                          6,665.6          6,051.5
                                                                                                     --------------    -------------

Other Assets:   Cash                                                                                          48.6             37.2
                Accrued investment income                                                                     78.9             79.4
                Accounts and notes receivable                                                                580.6            512.3
                Federal income tax recoverable: Current                                                        2.9              1.0
                Reinsurance balances and funds held                                                           64.0             58.1
                Reinsurance recoverable: Paid losses                                                          43.2             28.9
                                         Policy and claim reserves                                         1,584.5          1,500.3
                Deferred policy acquisition costs                                                            219.7            197.8
                Sundry assets                                                                                266.7            248.5
                                                                                                     --------------    -------------
                                                                                                           2,889.5          2,663.8
                                                                                                     --------------    -------------
                    Total Assets                                                                          $9,555.1         $8,715.4
                                                                                                     ==============    =============

------------------------------------------------------------------------------------------------------------------------------------

                Liabilities, Preferred Stock and Common Shareholders' Equity


Liabilities:    Future policy benefits                                                                       $99.1           $103.4
                Losses, claims and settlement expenses                                                     3,905.2          3,676.8
                Unearned premiums                                                                            801.8            709.3
                Other policyholders' benefits and funds                                                       68.0             62.3
                                                                                                     --------------    -------------
                    Total policy liabilities and accruals                                                  4,874.3          4,552.0
                Commissions, expenses, fees and taxes                                                        199.1            195.2
                Reinsurance balances and funds                                                               133.9            133.4
                Federal income tax payable: Deferred                                                         532.1            445.2
                Debt                                                                                         139.0            141.5
                Sundry liabilities                                                                           105.3             91.9
                Commitments and contingent liabilities                                                         ---              ---
                                                                                                     --------------    -------------
                    Total liabilities                                                                      5,984.1          5,559.5
                                                                                                     --------------    -------------

Preferred
Stock:          Convertible preferred stock                                                                    ---              ---
                                                                                                     --------------    -------------

Common          Common stock (*)                                                                             122.7            123.7
Shareholders'   Additional paid-in capital                                                                   239.6            253.1
Equity:         Retained earnings                                                                          2,986.0          2,700.5
                Accumulated other comprehensive income                                                       232.6            111.0
                Treasury stock (at cost) (*)                                                                 (10.0)           (32.6)
                                                                                                     --------------    -------------
                    Total Common Shareholders' Equity                                                      3,571.0          3,155.8
                                                                                                     --------------    -------------
                    Total Liabilities, Preferred Stock and Common Shareholders' Equity                    $9,555.1         $8,715.4
                                                                                                     ==============    =============

(*) At September 30, 2003 and December 31, 2002 there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 122,773,338 at September 30, 2003 and 123,791,366 at December 31, 2002 were issued and outstanding. As of the same dates there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,910,362 and 3,192,597 as of September 30, 2003 and December 31, 2002, respectively.
See accompanying notes.

                                                      OLD REPUBLIC INTERNATIONAL CORPORATION
                                              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                                                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Quarters Ended                    Nine Months Ended
                                                                          September 30,                      September 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2003             2002              2003             2002
                                                                ---------------- ----------------  ---------------- ----------------

Revenues:          Net premiums earned                                   $672.8           $549.6          $1,878.1         $1,551.1
                   Title, escrow and other fees                           105.2             73.6             280.8            199.5
                                                                ---------------- ----------------  ---------------- ----------------
                      Total premiums and fees                             778.1            623.3           2,158.9          1,750.7
                   Net investment income                                   69.1             68.8             208.6            203.7
                   Other income                                            14.5             12.1              42.0             32.7
                                                                ---------------- ----------------  ---------------- ----------------
                      Total operating revenues                            861.8            704.3           2,409.5          1,987.1
                   Realized investment gains (losses)                       4.5             (3.2)             10.5             10.9
                                                                ---------------- ----------------  ---------------- ----------------
                      Total revenues                                      866.4            701.0           2,420.1          1,998.1
                                                                ---------------- ----------------  ---------------- ----------------

Expenses:          Benefits, claims and settlement expenses               289.4            253.1             813.4            708.3
                   Underwriting, acquisition and
                      insurance expenses                                  397.4            304.7           1,090.2            859.1
                   Interest and other expenses                              1.5              1.4               5.1              6.9
                                                                ---------------- ----------------  ---------------- ----------------
                      Total expenses                                      688.4            559.3           1,908.7          1,574.4
                                                                ---------------- ----------------  ---------------- ----------------
                   Income before income taxes and items below             177.9            141.6             511.3            423.6
                                                                ---------------- ----------------  ---------------- ----------------

Income Taxes:      Currently payable                                       46.9             28.1             137.5             78.5
                   Deferred                                                10.9             17.1              27.7             45.4
                                                                ---------------- ----------------  ---------------- ----------------
                      Total income taxes                                   57.9             45.2             165.2            123.9
                                                                ---------------- ----------------  ---------------- ----------------
                                                                          120.0             96.4             346.1            299.6
                   Other items - net                                       (0.1)             ---              (0.2)            (0.2)
                                                                ---------------- ----------------  ---------------- ----------------
Net Income:                                                              $119.9            $96.3            $345.8           $299.4
                                                                ================ ================  ================ ================




Net Income
Per Share:         Basic                                                  $0.99            $0.80             $2.86            $2.48
                                                                ================ ================  ================ ================

                   Diluted                                                $0.98            $0.79             $2.84            $2.46
                                                                ================ ================  ================ ================


Dividends Per
Common Share:      Cash dividends                                         $0.17            $0.16             $0.50            $0.47
                                                                ================ ================  ================ ================


                   Average shares outstanding:
                              Basic                                 120,858,089      120,549,496       120,849,307      120,529,081
                                                                ================ ================  ================ ================

                              Diluted                               122,301,762      121,487,344       121,911,773      121,558,013
                                                                ================ ================  ================ ================



See accompanying notes.

                                                      OLD REPUBLIC INTERNATIONAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                                                  ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                         Quarters Ended                    Nine Months Ended
                                                                          September 30,                      September 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2003             2002              2003             2002
                                                                ---------------- ----------------  ---------------- ----------------
Net income as reported                                                   $119.9            $96.3            $345.8           $299.4
                                                                ---------------- ----------------  ---------------- ----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                (0.1)            (3.0)             10.7              ---
                                                                ---------------- ----------------  ---------------- ----------------
    Unrealized gains (losses) on securities:
        Unrealized gains (losses) arising during period                   (40.9)            (8.7)            180.9            (10.3)
        Less: elimination of pretax realized gains (losses)
            included in income as reported                                  4.5             (3.2)             10.5             10.9
                                                                ---------------- ----------------  ---------------- ----------------
        Pretax unrealized gains (losses) on securities
            carried at market value                                       (45.5)            (5.4)            170.3            (21.3)
        Deferred income taxes (credits)                                   (15.9)            (1.7)             59.6             (7.5)
                                                                ---------------- ----------------  ---------------- ----------------
        Net unrealized gains (losses) on securities                       (29.6)            (3.7)            110.7            (13.7)
                                                                ---------------- ----------------  ---------------- ----------------
    Net adjustments                                                       (29.7)            (6.8)            121.5            (13.7)
                                                                ---------------- ----------------  ---------------- ----------------

Comprehensive income                                                      $90.1            $89.5            $467.4           $285.7
                                                                ================ ================  ================ ================



See accompanying notes.

                                                OLD REPUBLIC INTERNATIONAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                ------------------------------------
                                                                                                      2003               2002
                                                                                                -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                             $345.8             $299.4
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Deferred policy acquisition costs                                                                    (19.9)             (18.5)
      Premiums and other receivables                                                                       (56.0)             (42.5)
      Unpaid claims and related items                                                                      140.9               78.3
      Future policy benefits and policyholders' funds                                                       86.5               73.2
      Income taxes                                                                                          25.2               36.0
      Reinsurance balances and funds                                                                       (20.2)               4.7
      Accounts payable, accrued expenses and other                                                          48.9               20.6
                                                                                                -----------------  -----------------
   Total                                                                                                   551.3              451.4
                                                                                                -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Available for sale:
         Maturities and early calls                                                                        583.8              208.3
         Other                                                                                             164.2              158.3
      Held to maturity:
         Maturities and early calls                                                                          ---              245.8
         Other                                                                                               ---                1.1
   Sales of equity securities                                                                              137.6               85.4
   Sales of other investments                                                                                1.5                1.5
   Sales of fixed assets for company use                                                                     0.4                0.8
   Cash and short-term investments of subsidiary acquired                                                    ---                1.7
   Purchases of fixed maturity securities:
      Available for sale                                                                                (1,046.1)            (660.1)
      Held to maturity                                                                                       ---              (71.7)
   Purchases of equity securities                                                                         (105.3)            (272.7)
   Purchases of other investments                                                                           (3.4)              (2.0)
   Purchases of fixed assets for company use                                                               (15.3)             (10.2)
   Other-net                                                                                                 1.0              (13.4)
                                                                                                -----------------  -----------------
   Total                                                                                                  (281.4)            (327.3)
                                                                                                -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                   5.1               21.3
   Repayments of term loans                                                                                  ---              (15.0)
   Redemption of debentures and notes                                                                       (2.5)              (2.5)
   Dividends on common shares                                                                              (60.3)             (56.4)
   Dividends on preferred shares                                                                             ---                ---
   Other-net                                                                                               (12.3)               3.6
                                                                                                -----------------  -----------------
   Total                                                                                                   (70.1)             (49.1)
                                                                                                -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                     199.7               75.0
   Cash and short-term investments, beginning of period                                                    291.1              336.6
                                                                                                -----------------  -----------------
   Cash and short-term investments, end of period                                                         $490.9             $411.6
                                                                                                =================  =================


Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $4.5               $4.9
                                                                                                =================  =================
                                    Income taxes                                                          $138.1              $80.1
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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1. Accounting Policies and Basis of Presentation:

The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") as described in the Corporation's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods.

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested periodically for possible impairment of their carrying values. The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 31 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of September 30, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $114.9, deferred tax liabilities by $40.2, and shareholders' equity by $74.7, or approximately 62 cents per share. This change has no income statement impact, no effect on Old Republic's ability to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account could reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will now be marked to market on a quarterly basis. Nevertheless, the Company believes that its ability to hold securities until they mature or until such other time when they can be sold opportunistically are much more significant factors than the balance sheet or income statement effect of changes in market values at any point in time.

During the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" as described more fully in footnote 2(b) herein.

2. Common Share Data:

(a) Earnings Per Share - Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                         Quarters Ended                    Nine Months Ended
                                                                          September 30,                      September 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2003             2002              2003             2002
                                                                ---------------- ----------------  ---------------- ----------------
  Numerator:
    Income.............................................         $         119.9  $          96.3   $         345.8  $         299.4
    Less preferred stock dividends.....................                     --               --                --               --
                                                                ---------------- ----------------  ---------------- ----------------

    Numerator for basic earnings per share -
     income available to common stockholders ..........                   119.9             96.3             345.8            299.4

    Effect of dilutive securities:
    Convertible preferred stock dividends .............                     --               --                --               --
                                                                ---------------- ----------------  ---------------- ----------------

  Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions..........................         $         119.9  $          96.3   $         345.8  $         299.4
                                                                ================ ================  ================ ================

  Denominator:
    Denominator for basic earnings per share -
     weighted-average shares ..........................             120,858,089      120,549,496       120,849,307      120,529,081

  Effect of dilutive securities:
    Stock options......................................               1,443,322          932,338         1,058,695        1,017,299
    Convertible preferred stock........................                     351            5,510             3,771           11,633
                                                                ---------------- ----------------  ---------------- ----------------

    Dilutive potential common shares...................               1,443,673          937,848         1,062,466        1,028,932
                                                                ---------------- ----------------  ---------------- ----------------

  Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions................................             122,301,762      121,487,344       121,911,773      121,558,013
                                                                ================ ================  ================ ================


  Basic earnings per share.............................         $          0.99  $          0.80   $          2.86  $          2.48
                                                                ================ ================  ================ ================
  Diluted earnings per share...........................         $          0.98  $          0.79   $          2.84  $          2.46
                                                                ================ ================  ================ ================

(b) Stock Options - The Financial Accounting Standards Board has issued FAS 148 for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings per share by less than one cent per share in this year's third quarter and first nine months.

                                                                         Quarters Ended                    Nine Months Ended
                                                                          September 30,                      September 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2003             2002              2003             2002
                                                                ---------------- ----------------  ---------------- ----------------
  Comparative data:
    Net income:
     As reported........................................        $         119.9  $          96.3   $         345.8  $         299.4
     Add: Stock based compensation expense included
      in reported income, net of related tax effects....                    0.2              --                1.1              --
     Deduct: Total stock-based compensation expenses
      determined under the fair value based method
      for all awards, net of related tax effects........                    0.3              --                4.2              2.9
                                                                ---------------- ----------------  ---------------- ----------------
    Pro-forma basis ....................................        $         119.8  $          96.3   $         342.7  $         296.4
                                                                ================ ================  ================ ================
    Basic earnings per share:
    As reported.........................................        $          0.99  $          0.80   $          2.86  $          2.48
    Pro-forma basis ....................................                   0.99             0.80              2.84             2.46
      Diluted earnings per share:
    As reported........................................                    0.98             0.79              2.84             2.46
    Pro-forma basis ...................................         $          0.98  $          0.79   $          2.81  $          2.44
                                                                ================ ================  ================ ================

Options were granted during the first quarter of 2003 and 2002 for 1,234,000 and 1,137,600 shares of common stock, respectively. Options outstanding as of September 30, 2003 and 2002 were 5,770,007 and 4,809,695, respectively. The maximum number of options available for future issuance as of September 30, 2003 is 1,481,772.


3. Unrealized Appreciation of Investments:

Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $233.2 at September 30, 2003. Unrealized appreciation of investments, before applicable deferred income taxes of $125.6, at September 30, 2003 included gross unrealized gains and (losses) of $408.9 and ($50.0), respectively.

For the nine months ended September 30, 2003 and 2002, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $110.7 and ($13.7), respectively.

4. Information About Segments of Business:

The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to GAAP consolidated totals are shown in the following table.

                                                                      Quarters Ended                   Nine Months Ended
                                                                       September 30,                     September 30,
                                                               ------------------------------   ------------------------------
                                                                    2003            2002             2003            2002
                                                               --------------  --------------   --------------  --------------
General Insurance:
  Net premiums earned................................          $       359.0   $       303.4    $     1,012.0   $       858.5
  Net investment income and other income (a).........                   47.9            48.3            145.1           144.7
                                                               --------------  --------------   --------------  --------------
    Total operating revenues.........................          $       407.0   $       351.8    $     1,157.1   $     1,003.3
                                                               ==============  ==============   ==============  ==============
  Income before taxes and realized investment gains (losses)   $        64.8   $        46.8    $       186.7   $       132.1
                                                               ==============  ==============   ==============  ==============
  Income tax expense on pretax operating income......          $        19.3   $        13.1    $        55.3   $        25.1
                                                               ==============  ==============   ==============  ==============

Mortgage Guaranty:
  Net premiums earned................................          $       100.1   $        95.9    $       298.9   $       278.6
  Net investment income and other income (a).........                   25.6            23.2             76.2            66.1
                                                               --------------  --------------   --------------  --------------
    Total operating revenues.........................          $       125.8   $       119.1    $       375.1   $       344.8
                                                               ==============  ==============   ==============  ==============
  Income before taxes and realized investment gains (losses)   $        69.1   $        70.8    $       214.9   $       212.7
                                                               ==============  ==============   ==============  ==============
  Income tax expense on pretax operating income......          $        23.3   $        23.9    $        72.2   $        71.9
                                                               ==============  ==============   ==============  ==============

Title Insurance:
  Net premiums earned................................          $       203.2   $       135.6    $       528.4   $       374.5
  Title, escrow and other fees  .....................                  105.2            73.6            280.8           199.5
                                                               --------------  --------------   --------------  --------------
    Sub-total........................................                  308.4           209.2            809.3           574.1
  Net investment income and other income (a).........                    6.1             5.7             18.0            17.2
                                                               --------------  --------------   --------------  --------------
    Total operating revenues.........................          $       314.5   $       215.0    $       827.4   $       591.3
                                                               ==============  ==============   ==============  ==============
  Income before taxes and realized investment gains (losses)   $        43.0   $        26.9    $       105.2   $        68.4
                                                               ==============  ==============   ==============  ==============
  Income tax expense on pretax operating income......          $        14.9   $         9.2    $        36.4   $        23.3
                                                               ==============  ==============   ==============  ==============

Life Insurance:
  Net premiums earned................................          $        10.4   $        14.6    $        38.6   $        39.3
  Net investment income and other income (a).........                    1.5             1.8              5.0             5.2
                                                               --------------  --------------   --------------  --------------
    Total operating revenues.........................          $        12.0   $        16.4    $        43.6   $        44.5
                                                               ==============  ==============   ==============  ==============
  Income (loss) before taxes (credits) and realized
    investments gains (losses).......................          $        (1.2)  $         1.3    $         2.0   $         4.7
                                                               ==============  ==============   ==============  ==============
  Income tax expense (credits) on pretax
    operating income (loss)..........................          $        (0.3)  $         0.5    $         0.7   $         1.8
                                                               ==============  ==============   ==============  ==============

Consolidated Revenues:
  Total operating revenues of Company segments.......          $       859.3   $       702.5    $     2,403.3   $     1,984.1
  Net realized investment gains (losses).............                    4.5            (3.2)            10.5            10.9
  Other revenues.....................................                    4.1             2.7              9.4             5.8
  Elimination of intersegment revenues (b)...........                   (1.6)           (0.9)            (3.2)           (2.8)
                                                               --------------  --------------   --------------  --------------
    Consolidated revenues............................          $       866.4   $       701.0    $     2,420.1   $     1,998.1
                                                               ==============  ==============   ==============  ==============

Consolidated Income Before Taxes:
  Total income before taxes and realized investment
    gains (losses) of Company segments...............          $       175.8   $       145.9    $       509.0   $       418.0
  Net realized investment gains (losses).............                    4.5            (3.2)            10.5            10.9
  Other revenues - net...............................                   (2.4)           (1.0)            (8.2)           (5.3)
                                                               --------------  --------------   --------------  --------------
    Consolidated income before income taxes..........          $       177.9   $       141.6    $       511.3   $       423.6
                                                               ==============  ==============   ==============  ==============

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

                                                                                                      September 30,     December 31,
                                                                                                          2003             2002
                                                                                                     --------------    -------------
Consolidated Assets:
 General................................................................................             $     6,422.4     $    5,876.5
 Mortgage...............................................................................                   2,045.9          1,921.2
 Title..................................................................................                     705.4            619.9
 Life ..................................................................................                     237.3            233.3
   Consolidated ........................................................................             $     9,555.1     $    8,715.4
                                                                                                     ==============    =============

5.Legal Proceedings:

Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

In December 1999, a class action lawsuit was filed against the Company's principal mortgage guaranty insurance subsidiary in the Federal District Court for the Southern District of Georgia. The suit alleged that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that the practices violated the Real Estate Settlement Procedures Act. Substantially identical lawsuits were also filed against all of the other mortgage guaranty insurers. The Company's subsidiary filed a summary judgment motion which the Court ruled on favorably, dismissing the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The subsidiary again filed motions seeking summary judgment on grounds it had asserted earlier but which were not considered by the District Court and opposing certification of the class. On February 5, 2003, the District Court denied class certification. The plaintiffs petitioned the Court to reconsider its ruling or, alternatively, to certify sub-classes. In order to bring the matter to a conclusion and avoid the uncertainties and expenses of further litigation, the subsidiary entered into settlement negotiations with the plaintiffs and reached a settlement which received final approval at a hearing set for that purpose on October 24, 2003. From the inception of this litigation through September 30, 2003, the subsidiary has paid or otherwise provided cumulatively $17.8 to cover legal defense and costs associated with this litigation, including the costs anticipated under the settlement.

The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through September 30, 2003, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $51.8, including its best estimate of its remaining liability and costs associated with all these issues.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

                          CHANGE IN ACCOUNTING POLICIES

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested periodically for possible impairment of their carrying values. At September 30, 2003 and December 31, 2002, the Company's consolidated unamortized goodwill asset balance was $87.5 million, and the average annual charge from goodwill amortization to operating results for the three calendar years ended 2001 was approximately $4.0 million (or 3 cents per average diluted share). The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that account for approximately 31 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of September 30, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $114.9 million, deferred tax liabilities by $40.2 million, and shareholders' equity by $74.7 million, or approximately 62 cents per share. This change has no income statement impact, no effect on Old Republic's ability to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account could reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will now be marked to market on a quarterly basis. Nevertheless, the Company believes that its ability to hold securities until they mature or until such other time when they can be sold opportunistically are much more significant factors than the balance sheet or income statement effect of changes in market values at any point in time.


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings per share by less than one cent per share in this year's third quarter and first nine months.

                               FINANCIAL POSITION

Old Republic's financial position at September 30, 2003 reflected increases in assets, liabilities and common shareholders' equity when compared to the immediately preceding year-end of 9.6%, 7.6% and 13.2%, respectively. Cash and invested assets represented 71.1% and 70.8% of consolidated assets as of September 30, 2003 and December 31, 2002, respectively. Consolidated operating cash flow was positive at $551.3 million in this year's first nine months, compared to $451.4 million in the same period of 2002, due to higher contributions by the Company's General and Title insurance segments. As of September 30, 2003, the invested asset base had increased 10.1% to $6.79 billion when compared to the immediately preceding year-end, principally as a result of the greater operating cash flow and the greater increase in fair value of investments resulting from the aforementioned reclassification of fixed maturity securities.

During the first nine months of 2003, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At September 30, 2003, the investment in equity securities reflected a decline of 3.1% in relation to the related invested balance at year-end 2002; this resulted mostly from sales of equity securities, partially offset by purchases and net unrealized gains on the remaining holdings. The carrying value of fixed maturity securities in default as to principal and/or interest as of the latest balance sheet date was immaterial in relation to consolidated assets and shareholders' equity.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2003. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a component of the separate statement of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of its securities portfolio on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgement as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

-----------------------------------------------------------------------------------------------------------------------------------
                                     Credit Quality Ratings of Fixed Maturity Securities (*)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                September 30,         December 31,
                                                                                                     2003                 2002
                                                                                                --------------       --------------
Aaa.................................................................................                    29.0%                30.9%
Aa..................................................................................                    20.4                 24.3
A...................................................................................                    31.1                 31.4
Baa.................................................................................                    17.8                 10.8
                                                                                                --------------       --------------
     Total investment grade.........................................................                    98.3                 97.4
All other (**)......................................................................                     1.7                  2.6
                                                                                                --------------       --------------
     Total..........................................................................                   100.0%               100.0%
                                                                                                ==============       ==============

(*) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(**) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.

----------------------------------------------------------------------------------------------------------------------------------
         Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
                                                    as of September 30, 2003
                                                         ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Gross
                                                                                                   Amortized          Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Technology............................................................................            $      12.7        $        .8
Utilities.............................................................................                   14.6                 .2
Basic Industry........................................................................                    5.5                -
Industrials...........................................................................                    1.0                -
Other ................................................................................                    -                  -
                                                                                                  ------------       ------------
     Total............................................................................            $      34.0 (a)    $       1.2
                                                                                                  ============       ============

 (a) Represents 0.6 percent of the total fixed maturity securities portfolio.


----------------------------------------------------------------------------------------------------------------------------------
           Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                    as of September 30, 2003
                                                         ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Gross
                                                                                                   Amortized          Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Energy................................................................................            $      52.6        $       1.1
Municipals............................................................................                   46.9                 .7
Utilities.............................................................................                   31.8                 .7
Industrials...........................................................................                   31.4                1.3
Other ................................................................................                  140.5                2.7
                                                                                                  ------------       ------------
     Total............................................................................            $     303.3 (b)    $       6.7
                                                                                                  ============       ============

 (b) Represents 5.7 percent of the total fixed maturity securities portfolio.


----------------------------------------------------------------------------------------------------------------------------------
                       Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                    as of September 30, 2003
                                                         ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Gross
                                                                                                                      Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Equity Securities by Industry Concentration:
Utilities.............................................................................            $      52.4        $      12.6
Health care...........................................................................                   43.1               10.0
Retail................................................................................                   21.5                5.2
Telecom...............................................................................                   20.4                4.1
Other ................................................................................                   75.3                9.1
                                                                                                  ------------       ------------
     Total............................................................................            $     212.8 (c)    $      41.2 (d)
                                                                                                  ============       ============

(c) Represents 45.0 percent of the total equity securities portfolio.
(d) Represents 8.7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 13.8% of the portfolio.

----------------------------------------------------------------------------------------------------------------------------------
                              Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                    as of September 30, 2003
                                                         ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Amortized Cost
                                                              of Fixed Maturity Securities             Gross Unrealized Losses
                                                            --------------------------------       -------------------------------
                                                                                   Non-                                   Non-
                                                                                Investment                             Investment
                                                                 All            Grade Only             All             Grade Only
                                                            -------------      -------------       ------------       ------------
Maturity Ranges:
Due in one year or less............................         $        6.8       $        5.0        $       -          $       -
Due after one year through five years..............                117.7               20.6                3.2                 .4
Due after five years through ten years.............                197.1                8.3                4.4                 .7
Due after ten years................................                 15.6                -                   .2                -
                                                            -------------      -------------       ------------       ------------
     Total.........................................         $      337.4 (e)   $       34.0        $       7.9        $       1.2
                                                            =============      =============       ============       ============

(e) Represents 6.3 percent of the total fixed maturity securities portfolio.


----------------------------------------------------------------------------------------------------------------------------------
                         Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                    as of September 30, 2003
                                                         ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                              Amount of Gross Unrealized Losses
                                                           -----------------------------------------------------------------------
                                                                                                                       Total Gross
                                                             Less than           20% to 50%         More than          Unrealized
                                                            20% of Cost           of Cost          50% of Cost            Loss
                                                           -------------       -------------       ------------       ------------
Number of Months in Loss Position:
Fixed Maturity Securities:
    One to six months..............................        $        6.9        $        -          $       -          $       6.9
    Seven to twelve months.........................                 -                   -                  -                  -
    More than twelve months........................                  .9                 -                  -                   .9
                                                           -------------       -------------       ------------       ------------
       Total.......................................        $        7.9        $        -          $       -          $       7.9
                                                           =============       =============       ============       ============
Equity Securities:
    One to six months..............................        $        5.2        $        -          $       -          $       5.2
    Seven to twelve months.........................                 4.0                10.3                -                 14.4
    More than twelve months........................                 1.8                19.6                -                 21.5
                                                           -------------       -------------       ------------       ------------
       Total.......................................        $       11.2        $       29.9        $       -          $      41.2
                                                           =============       =============       ============       ============


----------------------------------------------------------------------------------------------------------------------------------
                                          Age Distribution of Fixed Maturity Securities
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              September 30,          December 31,
                                                                                                   2003                  2002
                                                                                              --------------       ---------------
Maturity Ranges:
Due in one year or less.............................................................                   2.1%                 13.4%
Due after one year through five years...............................................                  52.9                  55.9
Due after five years through ten years..............................................                  39.5                  29.9
Due after ten years through fifteen years...........................................                   5.5                   0.8
Due after fifteen years.............................................................                   -                     -
                                                                                              --------------       ---------------
     Total..........................................................................                 100.0%                100.0%
                                                                                              ==============       ===============

Average Maturity....................................................................               4.3 Yrs.              3.9 Yrs.
                                                                                              ==============       ===============
Duration (f)........................................................................                   3.8                   3.5
                                                                                              ==============       ===============

(f) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of September 30, 2003 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.8%.

----------------------------------------------------------------------------------------------------------------------------------
                                                    Composition of Unrealized Gains (Losses)
                                                               ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                               September 30,         December 31,
                                                                                                   2003                  2002
                                                                                              ---------------       --------------
On Fixed Maturity Securities:
Amortized cost......................................................................          $      5,338.7        $     5,043.6
Estimated fair value................................................................                 5,665.5              5,344.2
                                                                                              ---------------       --------------
Gross unrealized gains..............................................................                   334.8                318.6
Gross unrealized losses.............................................................                    (7.9)               (18.0)
                                                                                              ---------------       --------------
     Net unrealized gains ..........................................................          $        326.8        $       300.5
                                                                                              ===============       ==============

On Equity Securities:
Cost................................................................................          $        473.4        $       520.3
Estimated fair value................................................................                   497.5                513.5
                                                                                              ---------------       --------------
Gross unrealized gains..............................................................                    65.3                 63.1
Gross unrealized losses.............................................................                   (41.2)               (69.9)
                                                                                              ---------------       --------------
     Net unrealized gains (losses)..................................................          $         24.0        $        (6.7)
                                                                                              ===============       ==============

Among other major assets, substantially all of the Company's receivables are not past due, and reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $227.4 million in dividends from its subsidiaries in 2003 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 million to meet unanticipated liquidity needs.

Old Republic's capitalization of $3.71 billion at September 30, 2003 consisted of debt of $139.0 million and common shareholders' equity of $3.57 billion. The increase in the common shareholders' equity account during the first nine months of 2003 reflects primarily the retention of earnings in excess of dividend requirements and an increase in the value of investments carried at market values. In May 2003, the Company canceled 1.2 million common shares previously reported as treasury stock, and restored them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 million of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through September 30, 2003 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:
Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses by means of the provision for policy benefits, the deferral and subsequent amortization of applicable acquisition costs, and the recognition of incurred benefits, claims and operating expenses. Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are fully earned in the month they are reported and received. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

Title premium and fee revenues stemming from the Company's direct operations represent approximately 45% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed.

The remaining 55% of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

Ordinary life insurance premiums are recognized as revenues when due, whereas premiums for other coverages such as credit life, credit disability, and health insurance are recognized as income on a pro-rata, sum of the years' digits, or combination of such methods as are deemed most applicable in the circumstances.

The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                                                               ($ in Millions)
                                           -----------------------------------------------------------------------------------------
                                                        Quarters Ended                                Nine Months Ended
                                                         September 30,                                  September 30,
                                           ------------------------------------------     ------------------------------------------
                                                                              %                                               %
                                              2003            2002          Change           2003            2002           Change
                                           ----------     -----------     -----------     ----------      ----------      ----------
General Insurance premiums............     $   359.0      $    303.4           18.3%      $ 1,012.0       $   858.5           17.9%
Mortgage Guaranty premiums............         100.1            95.9            4.4           298.9           278.6            7.3
Title Insurance premiums and fees.....         308.4           209.2           47.4           809.3           574.1           41.0
Life & Health Insurance premiums......          10.4            14.6          -28.6            38.6            39.3           -1.9
                                           ----------     -----------     -----------     ----------      ----------      ----------
Consolidated premiums and fees........     $   778.1      $    623.3           24.8%      $ 2,158.9       $ 1,750.7           23.3%
                                           ==========     ===========     ===========     ==========      ==========      ==========

In 2003, General insurance premium growth has resulted principally from the positive pricing and risk selection changes the Company has effected during the past four years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance and equivalent premium cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. In both 2003 and 2002 periods, title insurance premium and fee revenues reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly, strong mortgage refinancing activity driven by a fairly consistent drop in mortgage rates during the recent past. Unlike mortgage guaranty insurers, title companies' premium and fee revenues are enhanced by high levels of refinancing activity since title searches must be updated and related closing services provided. Premium volume trends in the Company's smallest segment of life and health insurance primarily reflects increased sales of travel related products, offset by lower term life premiums.

Consolidated net investment income of $69.1 million in the third quarter of 2003 and $208.6 million in the first nine months of the year was up slightly when compared to $68.8 million and $203.7 million, respectively, in the same periods of 2002. The benefits of the Company's growing invested asset base have been offset largely by a lower yield environment and the relatively short maturity of Old Republic's fixed maturity securities portfolio. The average annualized yield on investments was 4.7% and 5.2% for the nine month periods ended September 30, 2003 and 2002, respectively.

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protect capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2003 and 2002, 78.0% and 74.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in its basic insurance underwriting business. The following table shows the makeup of net realized gains or losses for the periods shown:

                                                                                               ($ in Millions)
                                                                          ----------------------------------------------------------
                                                                               Quarters Ended                 Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          --------------------------      --------------------------
                                                                             2003            2002            2003            2002
                                                                          -----------     ----------      ----------      ----------
Realized Gains (Losses) on Disposition of:
    Fixed maturity securities.....................................        $      1.5      $     1.4       $     4.8       $     2.8
    Equity securities.............................................              10.4            (.9)           16.3            26.7
    Miscellaneous investments.....................................               (.4)           -               5.8              .3
                                                                          -----------     ----------      ----------      ----------
       Total......................................................              11.5             .4            27.0            29.9
                                                                          -----------     ----------      ----------      ----------
Impairment losses on:
    Fixed maturity securities.....................................               -             (2.9)            -              (7.5)
    Equity securities.............................................              (6.9)           -             (15.5)           (9.0)
    Miscellaneous investments.....................................               -              (.7)            (.9)           (2.4)
                                                                          -----------     ----------      ----------      ----------
       Total......................................................              (6.9)          (3.6)          (16.4)          (19.0)
                                                                          -----------     ----------      ----------      ----------
Net realized gains (losses).......................................        $      4.5      $    (3.2)      $    10.5       $    10.9
                                                                          ===========     ==========      ==========      ==========

Expenses:
The insurance business is distinguished from most others in that the prices (premiums) charged for insurance coverages are set without clear knowledge of the claim costs that will ultimately emerge and be incurred, often many years after issuance of a policy. In order to achieve a necessary matching of revenues and expenses, the Company records in each accounting period the benefits, claims and related settlement costs that have been incurred during the period. Such costs are affected by the adequacy of reserve estimates established for current and prior years' claim occurrences. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on management's judgements and the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are necessarily based on a large number of estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. The Company believes that its overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established reserves have produced reasonable estimates of the ultimate net costs of claims incurred, and consequently, have not resulted in cumulative deficiencies charged to operations of subsequent periods. However, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

In addition to the factors cited in the two preceding paragraphs, certain events could impact adversely the Company's reserve adequacy and its future operating results and financial condition. With respect to Old Republic's General insurance business, such events or exposures would include catastrophic workers' compensation claims caused by a terrorist attack or a natural disaster such as an earthquake, legislated retroactive incurrence of previously denied or settled claims, the levying of major guaranty fund assessments by various states based on the costs of insurance company failures apportioned against remaining and financially secure insurers, the future failure of one or more significant assuming reinsurers that would void or reduce the Company's reinsurance recoverable for losses paid or in reserve, and greater than expected involuntary market assessments, such as those caused by forced participation in assigned risk and similar state plans, all of which cannot be reasonably estimated prior to their emergence.

Mortgage guaranty claim reserves could develop deficiently as a result of an unexpected rise in unemployment which might hinder borrowers' ability to cure mortgage payment defaults. Significant declines in home prices could also have similarly adverse effects since salvage recoveries from the sale of properties obtained through foreclosures could be reduced. Title segment loss reserve levels could be impacted adversely by such developments as reduced loan refinancing activity whose effect could be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, could lead to increased occurrences of fraud, defalcations or mechanics' liens. As to Old Republic's life and health segment, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims.

In management's opinion, geographic concentrations of assureds' employees in the path of an earthquake or acts of terrorism represent the most significant catastrophic risks to Old Republic's General insurance segment. These risks would largely impact the workers' compensation line since primary insurers such as the Company must, by regulation, issue unlimited liability policies. While Old Republic obtains a degree of protection through its reinsurance program as to earthquake exposures, and until 2005, through the Terrorism Risk Insurance Act of 2002, there is no assurance that recoveries thereunder would be sufficient to offset the costs of a major calamity nor eliminate its possible major impact on operating results and financial condition. Old Republic has availed itself of modeling techniques to evaluate the possible magnitude of earthquake or terrorist induced claim costs for its most exposed coverage of workers' compensation. Such models, however, have not been sufficiently validated by past occurrences, and rely on a large variety and number of assumptions. As a result, they may not be predictive of possible claims from future events. With respect to the Company's Mortgage Guaranty business, the most significant risk lies in the possibility of prolonged economic dislocations that would result in high unemployment levels and depressed property values conspiring to magnify loan default rates and resulting claim costs. In Title insurance, the Company's biggest exposure likely relates to defalcations and fraud which can result in significant aggregations of claims or non-collection of insurance premiums. In Life insurance, as in General insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure. In all of these regards, current GAAP accounting does not permit the Company's reserving practices to anticipate and provide for these exposures before they occur.

Most of Old Republic's consolidated claim and related expense reserves stem from its General insurance business. At September 30, 2003, such reserves accounted for 88.4% and 82.0% of consolidated gross and net of reinsurance reserves, respectively. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages:

                                                                                                                ($ in Millions)
                                                                                                          --------------------------
                                                                                                            Gross             Net
                                                                                                          ----------      ----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)..........................................................         $   801.9       $   643.8
Workers' compensation............................................................................           1,418.5           745.0
General liability................................................................................             720.4           267.9
Other coverages..................................................................................             510.4           351.4
                                                                                                          ----------      ----------
    Total general insurance segment reserves.....................................................           3,451.4         2,008.2
Mortgage guaranty................................................................................             182.2           180.0
Title............................................................................................             247.9           247.9
Life and health..................................................................................              23.6            12.5
                                                                                                          ----------      ----------
    Total claim and loss adjustment expense reserves.............................................         $ 3,905.2       $ 2,448.7
                                                                                                          ==========      ==========
Asbestosis and environmental claim reserves included
      in the above general insurance reserves: Amount ...........................................         $   103.0       $    58.4
                                                                                                          ==========      ==========
                                               % of total general insurance segment reserves.....              3.0%            2.9%
                                                                                                          ==========      ==========

Old Republic's General insurance business is composed of a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Most of the General Insurance segment's claim reserves stem from liability insurance coverages for commercial customers. Liability claims typically require more extended periods of investigation and at times protracted litigation before they are finally settled, and thus tend to exhibit loss development and payment patterns that stretch over relatively long periods of time.

The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized in setting such reserves. Accordingly, the overall reserve level at any point in time represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Formula calculations are utilized and are intended to cover IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

Except for a small portion that emanates from ongoing primary insurance operations, a substantial majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 9.1 years (gross) and 14.9 years (net of reinsurance) as of December 31, 2002.

Mortgage guaranty loss reserves are based on calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the resulting loss reserve estimates take into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan defaults at various stages of default, and judgements relative to future employment levels, housing market activity, and mortgage loan demand and extensions.

Title insurance and related escrow service loss and loss adjustment expense reserves are established to cover the estimated settlement costs of known as well as claims incurred but not reported, concurrently with the recognition of premium and escrow service revenues. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. Reserves for claims incurred but not reported are established on the basis of past experience and evaluations of such variables as changes and trends in the types of policies issued, changes in real estate markets and interest rate environments, and changed levels of loan refinancings, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

Life and health insurance claim reserves also take into account estimates of the costs of settling known as well as incurred but not reported claims. Such estimates are based on an assessment of the facts available during the settlement process and past experience as to the emergence and severity of unreported claims.

In addition to the above reserve elements, the Company establishes reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' experience and are intended to cover the unallocated costs of claim departments' administration of known and IBNR claims.

The percentage of net benefits, claims, and related settlement expenses measured against premium and related fee revenues of the Company's operating segments were as follows:

                                                                               Quarters Ended                 Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          --------------------------      --------------------------
                                                                              2003           2002            2003            2002
                                                                          -----------     ----------      ----------      ----------
General...........................................................             67.1%          73.0%           68.4%           73.2%
Mortgage Guaranty.................................................             23.3           13.6            19.5            12.6
Title.............................................................              5.6            4.9             5.6             4.8
Life & Health.....................................................             62.8           64.9            50.0            58.5
Consolidated......................................................             37.2%          40.6%           37.7%           40.5%
                                                                          ===========     ==========      ==========      ==========

The general insurance portion of the claims ratio continued to improve in the first nine months of 2003. The positive loss trends are attributable to improved pricing and risk selection standards effected in the past forty-five months, reduced claim frequency and severity in most parts of Old Republic's general insurance business, and the continued adequacy of prior years' aggregate claim and related expense reserves which did not penalize current year results. Increases in estimates for asbestosis, environmental and similar claims added 0 and 3.9 percentage points to the above incurred loss and loss expense ratios in the third quarter of 2003 and 2002, respectively, and 0.4 and 2.0 percentage points to those of the nine-month periods, respectively.

Rising levels of mortgage guaranty paid claim and loan default rates, though partially offset by reduced estimates of claim reserve severity, led to an uptrend in this segment's loss ratio in each quarter of 2003. The title insurance loss ratio, while moderately higher in each period of 2003, remained in the low single digits due to a continuation of favorable trends in claim frequency and severity for business written during the past decade in particular. The life and health claim ratio dropped somewhat in this year's third quarter due to a significant increase in travel related premiums offset by a decline in term life premiums that was coupled with a spike in term life claims. This ratio can vary widely from period-to-period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing period-to-period contributions of each segment to overall results.

The ratio of consolidated underwriting, acquisition and other operating expenses to net premiums and fees earned was 48.8% and 46.7% in the third quarters of 2003 and 2002, respectively, and 48.1% and 47.0% for the first nine months of 2003 and 2002, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business by the Company's four business segments. The following table sets forth the expense ratios registered by each business segment for the periods shown:

                                                                               Quarters Ended                 Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          --------------------------      --------------------------
                                                                             2003            2002            2003            2002
                                                                          -----------     ----------      ----------      ----------
General...........................................................             25.8%          25.6%           25.2%           25.9%
Mortgage Guaranty.................................................             23.9           29.6            25.0            28.7
Title.............................................................             82.5           84.8            83.7            86.0
Life & Health.....................................................             62.2           37.7            56.9            42.2
Consolidated......................................................             48.8%          46.7%           48.1%           47.0%
                                                                          ===========     ==========      ==========      ==========

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The 2003 general insurance expense ratios reflect the benefits of firm expense management in the face of a greater revenue base. The same factor affects the expense ratios for Old Republic's Mortgage Guaranty and Title insurance segments in 2003 periods. Third quarter and nine months 2002 expense ratios for the mortgage guaranty segment were affected adversely by 5.0 percentage point and 1.7 percentage point increases, respectively, due to the posting of certain non-recurring litigation costs. The expense ratio for the life and health segment increased in both 2003 periods as a result of lower premium levels in the Company's term life product area and higher expense levels in travel related product areas. Consolidated interest and other corporate charges decreased in both 2003 periods due primarily to reduced interest costs on a slightly reduced debt level.

Pretax and Net Income:
Consolidated pretax operating income increased by 19.6% in the third quarter and 21.3% in the first nine months of 2003 when compared to the same periods one year ago. The following table shows the components of pretax operating income reconciled to consolidated net income:

                                                                               ($ in Millions)
                                           -----------------------------------------------------------------------------------------
                                                        Quarters Ended                                Nine Months Ended
                                                         September 30,                                  September 30,
                                           ------------------------------------------     ------------------------------------------
                                                                               %                                              %
                                              2003           2002            Change          2003            2002           Change
                                           ----------     -----------     -----------     ----------      ----------      ----------
Pretax operating income (loss):
   General.............................    $    64.8      $     46.8           38.5%      $   186.7       $   132.1           41.3%
   Mortgage Guaranty...................         69.1            70.8           -2.4           214.9           212.7            1.0
   Title...............................         43.0            26.9           59.8           105.2            68.4           53.8
   Life & Health.......................         (1.2)            1.3         -189.1             2.0             4.7          -56.9
   Other...............................         (2.4)           (1.0)                          (8.2)           (5.3)
                                           ----------     -----------     -----------     ----------      ----------      ----------
Consolidated pretax operating income...        173.3           144.9           19.6           500.7           412.7           21.3
   Income taxes........................         56.2            46.4           21.2           161.5           120.1           34.4
                                           ----------     -----------     -----------     ----------      ----------      ----------
Consolidated net operating income......        116.9            98.3           18.9           339.0           292.3           16.0
                                           ----------     -----------     -----------     ----------      ----------      ----------
Pretax net realized gains (losses).....          4.5            (3.2)         239.9            10.5            10.9           -3.0
   Income taxes (credits)..............          1.6            (1.2)                           3.7             3.8
                                           ----------     -----------     -----------     ----------      ----------      ----------
Post tax net realized gains (losses)...          2.9            (2.0)         246.3             6.8             7.1           -3.1
                                           ----------     -----------     -----------     ----------      ----------      ----------
Consolidated net income................    $   119.9      $     96.3           24.5%      $   345.8       $   299.4           15.5%
                                           ==========     ===========     ===========     ==========      ==========      ==========

General Insurance Group pretax operating earnings have improved meaningfully in 2003 by virtue of better underwriting experience. Mortgage Guaranty Group earnings contributions have been affected mostly by higher claim costs driven by increased loan default rates on the one hand, and a reduced expense ratio on the other. Refinancing activity benefitted the Title Insurance Group and led to its greater contributions to consolidated pretax operating earnings in the current periods. Life and health earnings were mostly affected by the aforementioned trends in the loss and expense ratios.

The effective consolidated income tax rate was 32.5% and 32.3% in the third quarter and first nine months of 2003, respectively, and 31.9% and 29.3% for the same periods of 2002, respectively. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9 million, or 9 cents per share in the first nine months of 2002 from the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each period reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investments gains or losses, and underwriting and service income on the other hand.

                                OTHER INFORMATION

Reference is here made to "Information About Segments of Business" appearing elsewhere herein.

Historical data pertaining to the operating performance, liquidity, and other financial indicators applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed claims can have a bearing on period-to-period comparisons and future operating results.

Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements, commentaries or inferences contained in this report, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be affected by the levels of employment and consumer spending, as well as mortality and health trends. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The information called for by Item 3 is found in the fourth and fifth unnumbered paragraphs, as well as in the table entitled "Age Distribution of Fixed Maturity Securities" under the heading "Financial Position" in the "Management Analysis of Financial Position and Results of Operations" section of this report.

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

(b) Reports on Form 8-K

     1. On October 29, 2003, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated October 28, 2003 announcing the results of its operations and its financial condition for the quarter ended September 30, 2003.


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





   Date: November 11, 2003
        -------------------






                                                  /s/ John S. Adams
                                        ----------------------------------------
                                                     John S. Adams
                                                Senior Vice President &
                                                Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
    No.       Description
------------  --------------

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