Form 10-K
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-03-11
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 2003
                              -----------------
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ______________________ to____________________

   Commission File Number: 001-10607
                           ---------

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

The aggregate market value of the Company's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2003, the last day of the registrant's most recently completed second fiscal quarter, was $3,794,654,577.

The Company had 181,721,548 shares of Common Stock outstanding as of February 16, 2004.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

               Title                                        Part

Proxy statement for the 2004 Annual
  Meeting of Shareholders                      III, Items 10, 11, 12, 13 and 14
Exhibits as specified in
  exhibit index (page 59)                      IV, Item 15

                                ----------------
                        There are 60 pages in this report

                                     PART I

Item 1-Business

(a) General Description of Business. Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property and liability), mortgage guaranty, title, and life (life and disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty, Title Insurance, and Life Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business.

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

                                                                         ($ in Millions)
                                     ----------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                     ----------------------------------------------------------------------------------------
                                                  Net Revenues (b)                         Income (Loss) Before Taxes
                                     ------------------------------------------    ------------------------------------------
                                         2003            2002           2001           2003           2002            2001
                                     ------------    -----------    -----------    -----------    ------------    -----------
  General.......................     $   1,572.7     $  1,376.7     $  1,195.0     $    259.0     $     182.1     $    141.4
  Mortgage Guaranty.............           498.6          467.1          436.0          276.4           267.7          261.9
  Title.........................         1,128.0          836.5          648.9          129.8            97.8           74.6
  Life..........................            58.4           57.0           58.4            4.3             6.4            4.9
  Other Operations - Net........             8.5            5.0            5.2           (8.8)           (7.1)          (8.8)
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Subtotal....................         3,266.5        2,742.4        2,343.7          660.7           546.9          474.2
  Consolidated Realized
   Investment Gains.............            19.3           13.9           29.7           19.3            13.9           29.7
                                     ------------    -----------    -----------    -----------    ------------    -----------
    Consolidated................     $   3,285.8     $  2,756.4     $  2,373.4     $    680.0     $     560.9     $    503.9
                                     ============    ===========    ===========    ===========    ============    ===========

                                                                                            Assets at December 31,
                                                                                   ------------------------------------------
                                                                                      2003           2002            2001
                                                                                   -----------    -----------     -----------
  General.....................................................................     $  6,603.5     $  5,876.5      $  5,451.9
  Mortgage Guaranty...........................................................        2,080.1        1,921.2         1,731.6
  Title.......................................................................          720.5          619.9           536.0
  Life........................................................................          244.6          233.3           236.3
    Consolidated..............................................................     $  9,712.3     $  8,715.4      $  7,920.2
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

                             General Insurance Group

     Through its General Insurance Group subsidiaries, the Corporation assumes risks and provides related risk management and marketing services pertaining to a large variety of property and liability commercial insurance coverages. Old Republic does not have a meaningful exposure to personal lines of insurance such as homeowners and private automobile coverages. Similarly, the Corporation does not provide meaningful amounts of property insurance coverages for commercial building and related contents.

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

     The basic rates charged for workers' compensation insurance are generally regulated by the various states. It is therefore possible that the rate increases necessary to cover any expansion of benefits under state laws, or increases in claim frequency or severity, or inflation-driven cost increases for such exposures as medical costs related to bodily injuries may not always be granted soon enough to enable insurers to fully recover the amount of the benefits they must pay.

     Over the years, Old Republic has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2003, production of commercial automobile direct insurance premiums accounted for approximately 33.7% of consolidated direct premiums written by the General Insurance Group, while workers' compensation and general liability direct insurance premiums amounted to 21.8% and 16.5%, respectively, of such consolidated totals.

     Among other liability coverages, Old Republic indemnifies corporations' financial exposures to directors' and officers' liability as well as those stemming from errors and omissions liability. In the past twenty years, the Corporation has developed a presence in the general aviation insurance industry, providing coverage for hull and liability exposures as well as such additional areas as airport facilities and flying schools. All of these coverages are produced through independent insurance agency and brokerage channels.

     In the recent past, the Corporation has terminated its involvement with certain smaller parts of its business, including a reinsurance assumed line and coverages for propane and petroleum distribution, natural gas utilities, and grain elevators. The run off of these terminated portions of Old Republic's business is not expected to affect meaningfully its future operating results or financial condition. The Company believes it has made adequate provisions for the ultimate claim costs pertaining to those businesses.

     Property and Other Coverages: Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for commercial properties. Such insurance is produced principally through independent agencies or brokers.

     Fidelity and surety coverages are underwritten through some 8,800 independent agents by the Old Republic Surety Group. Surety bonds, such as those aimed at public officials, license and permit authorizations, and contract bonds covering both public and private works, are typically written for exposures of less than $500,000. Fidelity bonds are also extended to small to medium-sized risks.

     Old Republic Insured Credit Services, Inc. has marketed loan and retail installment sales credit indemnity insurance since 1955 through commercial banks, thrifts and other lending institutions. This coverage provides a limited indemnity to lenders on home equity and home improvement loans as well as installment sales contracts.

     Automobile extended warranty and home warranty coverages are marketed by Old Republic through its own employees and selected independent agents.

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

     Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), purchasers of many of the loans the Corporation insures. Delegated underwriting programs allow approved lenders to commit the Corporation to insure loans provided they adhere to predetermined underwriting guidelines. In 2003, delegated underwriting approvals accounted for 46.9% of the Corporation's new traditional primary insurance written.

     Bulk and other insurance is issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting process. These groups of loans are priced in the aggregate, on a bid or negotiated basis.

Coverage for insurance issued in this manner can be issued under primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The Corporation considers transactions designated as bulk insurance to be higher risk (as determined by characteristics such as loan amount, credit quality, and loan documentation) than those designated as other insurance.

     Before insuring any loans, the Corporation issues to each approved customer a master policy outlining the terms and conditions under which coverage will be provided. Primary business is then executed via the issuance of a commitment/certificate for each loan submitted and approved for insurance. In the case of business issued as pool coverage, a separate pool insurance policy is issued covering the loans applicable to the transaction.

     The amount of premium charge depends on loan-to-value ratios, the level of coverage being provided, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is to be an investment property or owner occupied. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at loan closing and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of original or outstanding loan amount. Substantially all of the Corporation's insurance in force as of December 31, 2003 has been written under monthly premium plans.


                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2003, approximately 40% of the Company's consolidated title premium and related fee income stemmed from direct operations through its marketing and underwriting staffs, while the remaining 60% emanated from independent title agents and service intermediaries such as real estate attorneys and realtors.

     There are two basic types of title insurance policies: lenders' policies and owners' policies. Both are issued for a onetime premium. Most mortgages made in the United States are extended by mortgage bankers, savings and commercial banks, state and federal agencies, and life insurance companies. The financial institutions secure title insurance policies to protect their mortgagees' interest in the real property. This protection remains in effect for as long as the mortgagee has an interest in the property. A separate title insurance policy may be issued to the owner of the real estate. An owner's policy of title insurance protects an owner's interest in the title to the property.

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

     In connection with its title insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products and services pertaining to real estate transfers and loan transactions.


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

     Old Republic also writes various conventional life, disability/accident and health insurance coverages, principally through banks and other financial services institutions. Ordinary term life insurance is sold through independent agents and brokers in both the United States and Canada. Marketing of term life insurance products is aimed principally toward self-employed individuals, professionals, home owners and small business owners.

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the General, Mortgage Guaranty, Title, and Life insurance groups; and 2) the net retained life insurance in force at the end of the years shown:

                                                                                            ($ in Millions)
                                                                            -------------------------------------------------
                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                2003              2002              2001
                                                                            -------------     -------------     -------------
   General Insurance Group:
     Overall Experience:              Net Premiums Written...............   $    1,460.3      $    1,268.7      $    1,078.5
                                      Net Premiums Earned ...............   $    1,382.7      $    1,182.3      $    1,000.7
                                      Loss Ratio.........................          66.7%             72.7%             75.4%
                                      Policyholders' Dividend Ratio......           1.1               (.1)              (.1)
                                      Expense Ratio .....................          25.5              25.8              26.7
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          93.3%             98.4%            102.0%
                                                                            =============     =============     =============

     Experience By Major Coverages:
     Commercial Automobile:           Net Premiums Earned ...............   $      545.6      $      508.0      $      457.7
       (Principally Trucking)         Loss Ratio.........................          70.4%             78.4%             82.4%
                                                                            =============     =============     =============

     Workers' Compensation:           Net Premiums Earned ...............   $      277.2      $      226.2      $      173.9
                                      Loss Ratio.........................          75.9%             93.7%             90.0%
                                      Policyholders' Dividend Ratio......           5.3%              (.5%)            (1.0%)
                                                                            =============     =============     =============

     General Liability:               Net Premiums Earned ...............   $       72.6      $       55.3      $       53.7
                                      Loss Ratio.........................          89.3%             67.5%             70.8%
                                                                            =============     =============     =============

     Financial Indemnity: (a)         Net Premiums Earned ...............   $      161.8      $      104.1      $       72.3
                                      Loss Ratio.........................          50.9%             40.9%             38.8%
                                                                            =============     =============     =============

     Property: (b)                    Net Premiums Earned ...............   $      169.0      $      151.9      $      128.1
                                      Loss Ratio.........................          58.9%             51.4%             59.1%
                                                                            =============     =============     =============

     Other Coverages: (c)             Net Premiums Earned ...............   $      156.4      $      136.6      $      114.8
                                      Loss Ratio.........................          52.2%             66.9%             68.5%
                                                                            =============     =============     =============

   Mortgage Guaranty Group:           Net Premiums Earned................   $      400.9      $      376.2      $      353.1
                                      Loss Ratio.........................          22.7%             14.1%             16.1%
                                      Expense Ratio......................          24.8              32.3              27.5
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          47.5%             46.4%             43.6%
                                                                            =============     =============     =============

   Title Insurance Group: (d)         Net Premiums Earned................   $      749.9      $      524.8      $      382.7
                                      Combined Net Premiums
                                        & Fees Earned....................   $    1,103.8      $      813.4      $      625.3
                                      Loss Ratio.........................           5.8%              5.0%              4.0%
                                      Expense Ratio......................          84.6              85.6              87.2
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          90.4%             90.6%             91.2%
                                                                            =============     =============     =============

   Life Insurance Group: (e)          Net Premiums Earned................   $       51.6      $       50.1      $       50.6
                                      Benefits & Claims Ratio............          48.8%             58.0%             59.7%
                                      Expense Ratio......................          55.2              42.5              45.4
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................         104.0%            100.5%            105.1%
                                                                            =============     =============     =============
                                      Net Retained Life
                                       Insurance in Force................   $    7,431.2      $    7,383.6      $    7,500.4
                                                                            =============     =============     =============

----------
Certain minor reclassifications of prior year data have been reflected in the above table to conform to current presentation.
(a) Consists principally of fidelity, surety, consumer credit indemnity, and executive indemnity (directors & officers and errors & omissions) coverages.
(b) Consists principally of fire, allied lines, commercial multi-peril and inland marine coverages.
(c) Consists principally of home and auto warranty, aviation and travel accident coverages.
(d) Title loss, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.
(e) Life Group benefits and claims ratios take into account combined actuarial future benefit and claims reserves.

     Variations in the loss (including related claim settlement expense) ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. The Company, therefore, can experience volatility in the underwriting results of individual lines of coverage as demonstrated in the table on the previous page. As a result of the Company's strong underwriting focus in the management of its business, it has attempted to dampen this volatility and thus ensure a higher degree of underwriting stability by diversifying the coverages it offers and industries it serves. The loss ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

     General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to a number of factors. Such variability is due in part to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. industry-wide insurance pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, loss and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. The general insurance portion of the claims ratio improved in 2003 compared to 2002 which also reflected an improvement over 2001. The downtrend in this major cost factor reflects largely the pricing and risk selection improvements effected in the past thirty-six months or so. With respect to commercial automobile coverages, the decline in the loss ratio in 2003 stems primarily from the pricing and risk selection improvements made in recent years. In workers' compensation, the decrease in the loss ratio in 2003 stems from improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or high deductible programs that tend to produce lower loss ratios. The 2003 dividend ratio rose primarily due to the conversion of a large account to self-insured status which served to increase policyholder dividend costs that were offset by a reduction in incurred losses. The loss ratio for general liability coverages rose, exhibiting the impact of higher claims emergence on a relatively small book of business. The increase in the financial indemnity loss ratio for 2003 reflects higher loss costs for the Company's consumer credit indemnity and executive indemnity coverages. The decline in the 2003 loss ratios for other coverages reflects greater production of aviation coverages and lower loss costs thereon, as well as improved home warranty claims experience.

     The lower 2002 mortgage guaranty claims ratio results from a decline in claim provisions driven principally by a drop in expected claim severity, while the increase in 2003 was driven mostly by higher claim frequencies. A small increase in 2001 was largely the result of a moderately higher loan default rate factor.

     The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The uptrend in the 2003 and 2002 title insurance loss ratios stems from a rise in the net provision for ultimate claim costs from the historically low levels achieved in 2001.

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

     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claims adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on management's judgments and the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $142.9 million, $145.7 million and $151.3 million, as of December 31, 2003, 2002 and 2001, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the 2003 volume of new claim reports abated. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience and assumptions as to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented in the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 million or less as to each claim. At December 31, 2003, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $91.0 million gross, and $56.6 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 6.3 years (gross) and 9.8 years (net) of average annual claims payments. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including:
a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2003, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future. For the five years ended December 31, 2003, incurred A&E claim and related loss settlement costs have averaged $9.4 million, net of reinsurance, per annum or 1.2% of such average annual General Insurance Group costs.

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

     The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1993 through 2003. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving process outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. (See

"Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

                                                        ($ in Millions/Percentages to Nearest Whole Point)
------------ ----------------------------------------------------------------------------------------------------------------------
(a) As of December 31:             1993     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
(b) Liability(1) for unpaid
    claims and claim adjustment
    Expenses(2):                  $1,700   $1,768   $1,821   $1,829   $1,846   $1,742   $1,699   $1,661   $1,678   $1,802   $1,964
                                 =================================================================================================

(c) Paid (cumulative) as of (3):
    ----------------------------
    One year later                   20%      21%      22%      20%      23%      25%      24%      25%      25%      24%       -%
    Two years later                  33       35       33       34       38       39       40       40       40        -        -
    Three years later                42       42       42       44       47       49       50       50        -        -        -
    Four years later                 46       48       49       49       54       56       57        -        -        -        -
    Five years later                 51       52       52       55       59       61        -        -        -        -        -
    Six years later                  55       55       57       59       63        -        -        -        -        -        -
    Seven years later                57       59       61       63        -        -        -        -        -        -        -
    Eight years later                60       63       64        -        -        -        -        -        -        -        -
    Nine years later                 64       66        -        -        -        -        -        -        -        -        -
    Ten years later                  67%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                 =================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    As of (4):
    -----------------------------
    One year later                   95%      95%      96%      94%      93%      96%      96%      97%     100%      99%       -%
    Two years later                  91       93       92       88       89       93       95       98      101        -        -
    Three years later                93       90       87       84       87       93       97      100        -        -        -
    Four years later                 91       87       83       82       87       95       98        -        -        -        -
    Five years later                 89       84       82       83       89       97        -        -        -        -        -
    Six years later                  86       84       82       85       91        -        -        -        -        -        -
    Seven years later                86       85       85       86        -        -        -        -        -        -        -
    Eight years later                88       88       86        -        -        -        -        -        -        -        -
    Nine years later                 91       89        -        -        -        -        -        -        -        -        -
    Ten years later                  92%       -%       -%       -%       -%       -%       -%       -%       -%       -%       -%
                                 =================================================================================================

(e) Redundancy (deficiency)(5)
    for each year-end at (a):         8%      11%      14%      14%       9%       3%       2%       -%      -1%       1%       -%
                                 =================================================================================================
    Average for all year-ends
    at (a):                                                                                                                   6.3%
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

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

                                                                                                  ($ in Millions)
                                                                                   -------------------------------------------
                                                                                             Years Ended December 31,
                                                                                   -------------------------------------------
                                                                                       2003           2002            2001
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the beginning of each year, net of reinsurance losses recoverable.....     $  1,802.5     $   1,678.9     $   1,661.5
                                                                                   -----------    ------------    ------------
  Incurred claims and claim adjustment expenses:
     Provisions for insured events of the current year........................          893.9           814.6           749.1
     Change in provision for insured events of prior years....................          (25.8)           (7.1)          (44.5)
                                                                                   -----------    ------------    ------------
          Total incurred claims and claim adjustment expenses.................          868.1           807.5           704.6
                                                                                   -----------    ------------    ------------
  Payments:
     Claims and claim adjustment expenses attributable to insured
          events of the current year..........................................          277.9           260.7           269.0
     Claims and claim adjustment expenses attributable to insured
         events of prior years................................................          428.6           423.1           418.2
                                                                                   -----------    ------------    ------------
          Total payments......................................................          706.6           683.8           687.2
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses
     at the end of each year (a), net of reinsurance losses recoverable.......        1,964.1         1,802.5         1,678.9
  Unallocated loss adjustment expense reserves................................           83.6            78.5            76.6
  Reinsurance losses recoverable..............................................        1,515.0         1,363.0         1,261.2
                                                                                   -----------    ------------    ------------
  Amount of reserves for unpaid claims and claim adjustment expenses..........     $  3,562.8     $   3,244.1     $   3,016.8
                                                                                   ===========    ============    ============

----------
(a) Reserves for incurred but not reported losses amounted to approximately 30.3%, 25.3%, and 24.3% of the totals shown as of December 31, 2003, 2002 and 2001, respectively.

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

                            Consolidated Investments
                                 ($ in Millions)
                                  December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       2003            2002            2001
                                                                                   -----------     ------------    ------------
  Available for Sale
  Fixed Maturity Securities:
     U.S. & Canadian Governments............................................       $    993.4      $     976.2     $     869.0
     Tax-Exempt.............................................................          1,277.2             -               -
     Utilities..............................................................            828.5             -               -
     Corporate..............................................................          2,641.8          2,196.2         1,741.2
                                                                                   -----------     ------------    ------------
                                                                                      5,741.1          3,172.4         2,610.2
                                                                                   -----------     ------------    ------------

  Equity Securities:
     Perpetual Preferred Stocks.............................................              2.0              2.2             1.7
     Common Stocks..........................................................            511.4            511.2           389.8
                                                                                   -----------     ------------    ------------
                                                                                        513.5            513.5           391.6
                                                                                   -----------     ------------    ------------

  Short-term Investments....................................................            403.9            253.8           298.5
  Miscellaneous Investments.................................................             53.2             -               -
                                                                                   -----------     ------------    ------------
     Total available for sale...............................................          6,711.8          3,939.9         3,300.4
                                                                                   -----------     ------------    ------------

  Held to Maturity
  Fixed Maturity Securities:
     Utilities..............................................................             -               754.4           777.6
     Tax-Exempt.............................................................             -             1,299.7         1,333.4
     Redeemable Preferred Stocks............................................             -                -                 .7
                                                                                   -----------     -----------     ------------
                                                                                         -             2,054.1         2,111.8
                                                                                   -----------     ------------    ------------
  Miscellaneous Investments.................................................              8.5             57.4            60.8
                                                                                   -----------     ------------    ------------
     Total held to maturity.................................................              8.5          2,111.6         2,172.7
                                                                                   -----------     ------------    ------------
  Total Investments.........................................................       $  6,720.4      $   6,051.5     $   5,473.1
                                                                                   ===========     ============    ============

                    Sources of Consolidated Investment Income
                                 ($ in Millions)
                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       2003            2002            2001
                                                                                   -----------     ------------    ------------
   Fixed Maturity Securities:
      Taxable...............................................................       $    202.7      $     193.5     $     189.5
      Tax-Exempt............................................................             53.7             59.5            61.7
      Redeemable Preferred Stocks...........................................             -                -               -
                                                                                   -----------     ------------    ------------
                                                                                        256.4            253.1           251.3
                                                                                   -----------     ------------    ------------
   Equity Securities:
      Perpetual Preferred Stocks............................................               .1               .1              .1
      Common Stocks.........................................................             14.4             12.3             7.8
                                                                                   -----------     ------------    ------------
                                                                                         14.6             12.4             7.9
                                                                                   -----------     ------------    ------------
   Other Investment Income:
      Interest on Short-term Investments....................................              4.5              6.0            15.8
      Sundry................................................................              6.8              5.2             6.1
                                                                                   -----------     ------------    ------------
                                                                                         11.4             11.3            22.0
                                                                                   -----------     ------------    ------------
   Gross Investment Income..................................................            282.5            276.9           281.3
      Less: Investment Expenses (a).........................................              3.2              4.2             6.5
                                                                                   -----------     ------------    ------------
   Net Investment Income....................................................       $    279.2      $     272.6     $     274.7
                                                                                   ===========     ============    ============

----------
(a) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $.1, $.3 and $1.4 for the years ended December 31, 2003, 2002 and 2001, respectively.

     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2003, and $1.6 million of bond or note investments in default as to principal and/or interest as of December 31, 2002.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. The Company's invested assets as of December 31, 2003 have been classified largely as "available for sale" pursuant to the existing investment policy. (See Item 7 - "Management Analysis of Financial Position and Results of Operations" for a more thorough discussion on the transfer of fixed maturity securities from "held to maturity" to "available for sale".)

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 2003 and 2002, are shown in the following tables. These investments, $5.7 billion and $5.2 billion at December 31, 2003 and 2002, respectively, represented approximately 59% and 60%, respectively, of consolidated assets as of such dates, and 93% and 94%, respectively, of consolidated liabilities as of such dates.

-------------------------------------------------------------------------------------------------------------------------------
             Credit Quality Ratings of Fixed Maturity Securities (a)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2003                      2002
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Aaa..............................................................................            29.7%                     30.9%
  Aa...............................................................................            19.1                      24.3
  A................................................................................            32.0                      31.4
  Baa..............................................................................            18.5                      10.8
                                                                                           ----------                ----------
      Total investment grade.......................................................            99.3                      97.4
  All others (b)...................................................................              .7                       2.6
                                                                                           ----------                ----------
      Total........................................................................           100.0%                    100.0%
                                                                                           ==========                ==========

----------
(a) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(b) "All others" includes non-investment grade or non-rated small issues of tax exempt bonds.

-------------------------------------------------------------------------------------------------------------------------------
                  Age Distribution of Fixed Maturity Securities
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                              2003                      2002
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Maturity Ranges:
  Due in one year or less..........................................................            11.0%                     13.4%
  Due after one year through five years............................................            50.0                      55.9
  Due after five years through ten years...........................................            37.7                      29.9
  Due after ten years through fifteen years........................................             1.3                        .8
  Due after fifteen years..........................................................              -                         -
                                                                                           ----------                ----------
                                                                                              100.0%                    100.0%
                                                                                           ==========                ==========
  Average Maturity.................................................................          4.5 Yrs.                  3.9 Yrs.
                                                                                           ==========                ==========
-------------------------------------------------------------------------------------------------------------------------------

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2003.

     Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business.

     The Mortgage Guaranty segment's ten largest customers were responsible for approximately 37.3%, 38.3% and 40.7% of traditional primary new insurance written in 2003, 2002 and 2001, respectively. The largest single customer accounted for 7.2% of traditional primary new insurance written in 2003 compared to 10.6% and 8.2% in 2002 and 2001, respectively.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 256 Company offices located in 34 states and through agencies and underwritten title companies in Guam, Puerto Rico, the District of Columbia and all states except Iowa. The issuing agents are authorized to issue binders and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2003, approximately 60% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

     Several types of insurance coverages underwritten by Old Republic, such as credit life and disability, consumer credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.

     At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, Saipan, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 49 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

-------------------------------------------------------------------------------------------------------------------------------
              Geographical Distribution of Direct Premiums Written
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        2003            2002            2001
                                                                                    -----------     -----------     -----------
  United States:
    Northeast................................................................             9.3%            8.4%            7.4%
    Mid-Atlantic.............................................................             9.7             8.3             7.9
    Southeast................................................................            17.6            17.7            17.9
    Southwest................................................................            12.1            12.8            13.7
    East North Central.......................................................            14.9            14.8            14.6
    West North Central.......................................................            12.2            13.0            13.8
    Mountain.................................................................             7.5             7.9             8.5
    Western..................................................................            14.6            14.9            14.0
  Foreign (Principally Canada)...............................................             2.1             2.2             2.2
                                                                                    -----------     -----------     -----------
           Total.............................................................           100.0%          100.0%          100.0%
                                                                                    ===========     ===========     ===========

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for future policy benefits, unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements of the periods when they occur. See "General Insurance Claim Reserves" herein.

     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments, contingent commissions, and agency profit and risk-sharing arrangements, for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to contingent commission, agency profit and other risk-sharing arrangements, the Company adjusts commissions or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, commission, or other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance or retrospective insurance and commission agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's net claim and claim expense reserves since reinsurance, retrospective rating, and high deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. Historically, the Company has not incurred material charges from the non-recoverability of such balances and credits.

     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, financial and other intermediaries whose customers are insured by Old Republic, or individual customers who have formed captive (self-owned) insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

     Remaining portions of Old Republic's business are reinsured with independent insurance or reinsurance companies mostly under various quota share and excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in whole dollars):
$1,000,000 for workers' compensation; $1,000,000 for commercial auto liability; $1,000,000 for general liability; $3,800,000 for executive protection (directors & officers and errors & omissions); $1,000,000 for aviation; and $500,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $22,200. Title insurance risk assumptions are limited to a maximum of $100.0 million as to any one policy beginning in 2003, and for amounts of up to $25.0 million in 2002 and prior years. The vast majority of title policies issued, however, carry exposures of $500,000 or less. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300,000.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003, reinsurance ceded limits were once again raised to the $100.0 million level. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The TRIA defines what constitutes an "act of terrorism" and establishes a formula based on primary insurers' premium volume to reimburse such insurers for 93% of any terrorism losses suffered between November 26, 2002 and December 31, 2003, 90% of any losses suffered in 2004, and 85% of any losses suffered in 2005. Further, pursuant to the TRIA, losses are capped for each year at $100.0 billion. The TRIA will sunset on December 31, 2005 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses. Under the TRIA, insurers must offer terrorism coverage with most commercial property and casualty insurance lines and are permitted to establish an additional premium charge for their share of such risks, but insureds may elect to reject the coverage. Insurers are permitted to reinsure that portion of the risk which they retain under the TRIA, but the reinsurance market has not yet responded with a widespread willingness to reinsure such risks. As of this date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties, and are effectively retained by it subject to any recovery that would be collected under the TRIA.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as workers' compensation insurance, other property and liability insurance, title insurance, and credit life and disability insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

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

     The financial institutions whose customers are insured by Old Republic are also regulated by federal and state authorities whose regulations have a direct effect on certain forms of credit life and disability insurance. There have been various proposals from time to time with respect to additional regulation of credit life and disability insurance which could have an adverse effect on the Company's small consumer credit life and disability insurance business.

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

(g) Employees. As of December 31, 2003, Old Republic employed approximately 6,645 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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


Item 2-Properties

     The  principal  executive  offices of the  Company  are  located in the Old
Republic Building in Chicago, Illinois. This Company owned building contains 151,000 square feet of floor space of which approximately 54% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 79% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Ten smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2003 was approximately $21.6 million.

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

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0 million. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through December 31, 2003, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $52.4 million, including its best estimate of its remaining liability, costs associated with all these issues, and accumulating interest on the aforementioned judgment.

     In December 1999, a class action lawsuit was filed against the Company's principal mortgage guaranty insurance subsidiary in the Federal District Court for the Southern District of Georgia. The suit alleged that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that the practices violated the Real Estate Settlement Procedures Act. Substantially identical lawsuits were also filed against all of the other mortgage guaranty insurers. The Company's subsidiary filed a summary judgment motion which the Court ruled on favorably, dismissing the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The subsidiary again filed motions seeking summary judgment on grounds it had asserted earlier but which were not considered by the District Court and opposing certification of the class. On February 5, 2003, the District Court denied class certification. The plaintiffs petitioned the Court to reconsider its ruling or, alternatively, to certify sub-classes. In order to bring the matter to a conclusion and avoid the uncertainties and expenses of further litigation, the subsidiary entered into settlement negotiations with the plaintiffs and reached a settlement agreement calling for the payment of $10.0 million, including attorneys' fees. The Agreement received final approval at a hearing set for that purpose on October 24, 2003. Between 2000 and 2003, the Company paid or otherwise provided cumulatively $12.8 million, the majority of which was incurred in 2002 to cover legal defenses and other costs associated with this litigation, including the costs anticipated under the settlement. The full amount of the settlement was paid on December 23, 2003.

Item 4-Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2003, regarding the senior executive officers of the Company:

Name                                 Age            Position
---------------------------          ---            ------------------------------------------------------------------------------
John S. Adams                         46            Senior Vice President and Chief Financial Officer since August, 2001.

Charles S. Boone                      50            Senior Vice President,  Chief  Investment  Officer and Treasurer since August,
                                                    2001.

James A. Kellogg                      52            Senior  Vice  President/General   Insurance  and  President  of  Old  Republic
                                                    Insurance Company since October, 2002.

Spencer LeRoy, III                    57            Senior Vice President, General Counsel and Secretary since 1992.

William A. Simpson                    62            Senior Vice  President/Mortgage  Guaranty,  and Director since 1980. President since 1972 of Republic Mortgage Insurance Company, a wholly-owned subsidiary.

Rande K. Yeager                       55            Senior Vice  President/Title  Insurance  since March,  2003.  President  since
                                                    March, 2002 of Old Republic National Title Insurance Company.

A. C. Zucaro                          64            Chief Executive Officer,  President,  Director and Chairman of the Board since
                                                    1990, 1981, 1976 and 1993, respectively.

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


                                     PART II

Item 5- Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                      Closing Price
                                                                               ----------------------------          Cash
                                                                                  High              Low            Dividends
                                                                               -----------       ----------       ----------
  1st quarter  2002.........................................................   $    21.63        $   18.10        $    .100
  2nd quarter  2002.........................................................        23.15            20.34             .107
  3rd quarter  2002.........................................................        21.76            16.85             .107
  4th quarter  2002.........................................................   $    21.47        $   17.37        $    .107
                                                                               ===========       ==========       ==========

  1st quarter  2003.........................................................   $    20.18        $   16.53        $    .107
  2nd quarter  2003.........................................................        23.43            18.31             .113
  3rd quarter  2003.........................................................        23.76            21.78             .113
  4th quarter  2003.........................................................        25.79            22.83             .113
  Special Dec. 2003.........................................................   $      -          $     -          $    .667 (a)
                                                                               ===========       ==========       ==========

----------
(a) In December, 2003 a special cash dividend of $.667 per share (adjusted for a 50% stock dividend of the Company's common stock) was declared and paid.

     As of January 30, 2004, there were 3,009 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2003.

Item 6-Selected Financial Data
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                       2003              2002            2001            2000             1999
                                                   ------------     ------------     ------------    ------------     ------------
FINANCIAL POSITION ($ millions):
   Cash and Invested Assets (a)...........         $   6,849.2      $   6,168.2      $   5,586.7     $   5,144.3      $   4,828.5
   Other Assets...........................             2,863.0          2,547.1          2,333.4         2,137.1          2,109.8
          Total Assets....................             9,712.3          8,715.4          7,920.2         7,281.4          6,938.4
   Liabilities, Other than Debt...........             6,020.9          5,417.9          4,977.1         4,604.0          4,530.8
   Debt...................................               137.7            141.5            159.0           238.0            208.3
          Total Liabilities...............             6,158.6          5,559.5          5,136.1         4,842.0          4,739.2
   Preferred Stock........................                -                -                  .3              .7               .7
   Common Shareholders' Equity............             3,553.6          3,155.8          2,783.7         2,438.7          2,198.4
          Total Capitalization (b)........         $   3,691.3      $   3,297.4      $   2,943.1     $   2,677.4      $   2,407.5
                                                   ============     ============     ============    ============     ============
----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
   Net Premiums and Fees Earned...........         $   2,936.0      $   2,423.9      $   2,029.5     $   1,736.8      $   1,781.7
   Net Investment and Other Income........               330.5            318.5            314.1           300.1            290.8
   Realized Investment Gains..............                19.3             13.9             29.7            33.6             29.5
           Net Revenues...................             3,285.8          2,756.4          2,373.4         2,070.6          2,102.1
   Benefits, Claims, Settlement
     Expenses and Dividends...............             1,112.8            974.8            860.5           761.2            833.0
   Underwriting and Other Expenses........             1,492.9          1,220.6          1,008.9           882.9            952.0
        Pretax Income.....................               680.0            560.9            503.9           426.4            317.0
    Income Taxes..........................               219.9            167.7            159.7           131.0             92.9
        Net Income........................         $     459.8      $     392.9      $     346.9     $     297.5      $     226.8
                                                   ============     ============     ============    ============     ============
----------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA:(d)
  Net Income:
    Basic (c).............................         $      2.53      $      2.17      $      1.94     $      1.66      $      1.17
                                                   ============     ============     ============    ============     ============
    Diluted ..............................         $      2.51      $      2.16      $      1.92     $      1.65      $      1.17
                                                   ============     ============     ============    ============     ============

  Dividends: Cash - Regular...............         $      .446      $      .420      $      .393     $      .367      $      .327
                  - Special (e)...........                .667             -                -               -                -
                                                   ------------     ------------     ------------    ------------     ------------
                  - Total.................         $     1.113      $      .420      $      .393     $      .367      $      .327
                                                   ============     ============     ============    ============     ============
             Stock........................                 50%               -%               -%              -%               -%
                                                   ============     ============     ============    ============     ============

  Book Value..............................         $     19.57      $     17.45      $     15.60     $     13.75      $     11.99
                                                   ============     ============     ============    ============     ============

  Common Shares (thousands):
    Outstanding...........................             181,606          180,898          178,465         177,380          183,299
                                                   ============     ============     ============    ============     ============

    Average:   Basic......................             181,549          180,863          178,436         178,977          193,438
                                                   ============     ============     ============    ============     ============
               Diluted....................             183,302          182,323          180,491         180,295          194,680
                                                   ============     ============     ============    ============     ============

----------
(a)  Consists of cash, investments and investment income due and accrued.
(b) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c) Calculated after deduction of minor amounts of preferred stock cash dividends.
(d) All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2003.
(e) In December, 2003 a special cash dividend of $.667 per share (adjusted for a 50% stock dividend of the Company's common stock) was declared and paid.

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

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At December 31, 2003 and 2002, the Company's consolidated unamortized goodwill asset balance was $87.5, and the average annual charge from goodwill amortization to operating results for the three calendar years ended 2001 was approximately $4.0 (or 2 cents per average diluted share). The Company completed the transitional goodwill impairment test required by FAS 142 in the first quarter of 2002 and determined that there was no indication of goodwill or intangible asset impairment. During the first quarter of 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

     Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that accounted for approximately 34 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of January 1, 2003, the net impact of this reclassification on the Corporation's balance sheet was to increase the carrying value of invested assets by $117.5, deferred tax liabilities by $41.1, and shareholders' equity by $76.4, or approximately 42 cents per share. As of December 31, 2003, the net impact of this reclassification on the Corporation's balance sheet is to increase the carrying value of invested assets by $99.2, deferred tax liabilities by $34.7 and shareholders' equity by $64.5, or approximately 36 cents per share. This change has no income statement impact, no effect on Old Republic's ability to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account could reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will now be marked to market on a quarterly basis. Nevertheless, the Company believes that its ability to hold securities until they mature or until such other time when they can be sold opportunistically are much more significant and meaningful factors than the balance sheet or income statement effect of changes in market values at any point in time.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings per share by less than 1 cent per share.

                               FINANCIAL POSITION

     The Company's financial position at December 31, 2003 reflected increases in assets, liabilities and common shareholders' equity of 11.4%, 10.8% and 12.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.5% and 70.8% of consolidated assets as of December 31, 2003 and 2002, respectively. Consolidated results produced positive and growing consolidated operating cash flows for the latest three years, with the Company's three largest operating segments providing substantially all such funds from operations. In 2003, the invested asset base increased 11.0% to $6,849.2 principally as a result of such higher operating cash flow and the greater increase in fair value of investments resulting from the aforementioned reclassification of fixed maturity securities.

     During 2003 and 2002, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2003 and 2002, approximately 99% of the Company's investments consisted of marketable securities, including tax and loss bonds held by its mortgage guaranty subsidiaries, which are redeemable by the U.S. Treasury for tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 2003 remained stable in relation to the related invested balance at year-end 2002; this resulted mostly from sales of equity securities, which were essentially offset by purchases and net unrealized gains on the remaining holdings. At December 31, 2003, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions were maintained as of December 31, 2003 and 2002. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     Possible future declines in fair values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

-------------------------------------------------------------------------------------------------------------------------------
                                   Credit Quality Ratings of Fixed Maturity Securities (*)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                                 2003                 2002
                                                                                           ---------------       --------------
Aaa...................................................................................            29.7%                30.9%
Aa....................................................................................            19.1                 24.3
A.....................................................................................            32.0                 31.4
Baa...................................................................................            18.5                 10.8
                                                                                           ---------------       --------------
         Total investment grade.......................................................            99.3                 97.4
All other (**)........................................................................              .7                  2.6
                                                                                           ---------------       --------------
         Total........................................................................           100.0%               100.0%
                                                                                           ===============       ==============

(*) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(**) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.

     The Company had no gross unrealized losses on non-investment grade fixed maturity securities as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------------------------
          Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                    as of December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                              Amortized          Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Energy................................................................................       $      58.5        $       1.4
Municipals............................................................................              49.5                 .5
Industrials...........................................................................              48.8                 .7
Telecom...............................................................................              44.6                 .7
Other ................................................................................             289.3                4.3
                                                                                             ------------       ------------
         Total........................................................................       $     490.9 (a)    $       7.8
                                                                                             ============       ============

(a) Represents 9.0 percent of the total fixed maturity securities portfolio.


--------------------------------------------------------------------------------------------------------------------------------
                      Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                    as of December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Equity Securities by Industry Concentration:
Health care...........................................................................       $      39.7        $       7.3
Utilities.............................................................................              28.7                4.1
Retail................................................................................              24.0                4.6
Telecom...............................................................................              19.4                1.0
Other ................................................................................              49.2                6.8
                                                                                             ------------       ------------
         Total........................................................................       $     161.1 (b)    $      23.9 (c)
                                                                                             ============       ============

(b) Represents 36.7 percent of the total equity securities portfolio.
(c) Represents 5.5 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 22.4 percent of the portfolio.

--------------------------------------------------------------------------------------------------------------------------------
                             Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                    as of December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

                                                                  Amortized Cost
                                                           of Fixed Maturity Securities             Gross Unrealized Losses
                                                         ---------------------------------       -------------------------------
                                                                                 Non-                                   Non-
                                                                              Investment                             Investment
                                                              All             Grade Only             All             Grade Only
                                                         -------------       -------------       ------------       ------------
Maturity Ranges:
Due in one year or less...............................   $        1.7        $        -          $       -          $       -
Due after one year through five years.................          119.8                 -                  1.5                -
Due after five years through ten years................          347.9                 -                  5.5                -
Due after ten years...................................           21.3                 -                   .7                -
                                                         -------------       -------------       ------------       ------------
         Total........................................   $      490.9 (d)    $        -          $       7.8        $       -
                                                         =============       =============       ============       ============

(d) Represents 9.0 percent of the total fixed maturity securities portfolio.

---------------------------------------------------------------------------------------------------------------------------------
                         Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                    as of December 31, 2003
---------------------------------------------------------------------------------------------------------------------------------

                                                                       Amount of Gross Unrealized Losses
                                                     -----------------------------------------------------------------------
                                                                                                                Total Gross
                                                     Less than 20%         20% to 50%       More than 50%        Unrealized
                                                        of Cost             of Cost            of Cost              Loss
                                                     -------------       -------------      -------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................       $        7.6        $        -         $        -         $        7.6
         Seven to twelve months...............                -                   -                  -                  -
         More than twelve months..............                 .2                 -                  -                   .2
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $        7.8        $        -         $        -         $        7.8
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................       $        2.2        $        -         $        -         $        2.2
         Seven to twelve months...............                -                   -                  -                  -
         More than twelve months..............                9.7                11.9                -                 21.6
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $       12.0        $       11.9       $        -         $       23.9
                                                     =============       =============      =============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                106                 -                  -                  106
         Seven to twelve months...............                  1                 -                  -                    1
         More than twelve months..............                  3                 -                  -                    3
                                                     -------------       -------------      -------------      -------------
                  Total.......................                110                 -                  -                  110 (e)
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................                  8                 -                  -                    8
         Seven to twelve months...............                -                   -                  -                  -
         More than twelve months..............                 13                   5                -                   18
                                                     -------------       -------------      -------------      -------------
                  Total.......................                 21                   5                -                   26 (e)
                                                     =============       =============      =============      =============

The aging of issues with unrealized losses employs month-end closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time, December 31, 2003 in the above table, and accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(e) At December 31, 2003 the number of issues in a loss position represent 6.9 percent as to fixed maturities, and 27.7 percent as to equity securities of the total number of such issues held by the Company.

--------------------------------------------------------------------------------------------------------------------------------
                                         Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                            ------------------------------------
                                                                                                 2003                  2002
                                                                                            ---------------       --------------
Maturity Ranges:
Due in one year or less.............................................................               11.0%                13.4%
Due after one year through five years...............................................               50.0                 55.9
Due after five years through ten years..............................................               37.7                 29.9
Due after ten years through fifteen years...........................................                1.3                   .8
Due after fifteen years.............................................................                  -                    -
                                                                                            ---------------       --------------
         Total......................................................................              100.0%               100.0%
                                                                                            ===============       ==============

Average Maturity....................................................................              4.5 Yrs.             3.9 Yrs.
                                                                                            ===============       ==============
Duration (f)........................................................................              4.0                  3.5
                                                                                            ===============       ==============

(f) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of December 31, 2003 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.0 percent.

-------------------------------------------------------------------------------------------------------------------------------
                                           Composition of Unrealized Gains (Losses)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                                2003                  2002
                                                                                           ---------------       --------------
On Fixed Maturity Securities:
Amortized cost..................................................................           $      5,463.9        $     5,043.6
Estimated fair value............................................................                  5,741.1              5,344.2
                                                                                           ---------------       --------------
Gross unrealized gains..........................................................                    285.0                318.6
Gross unrealized losses.........................................................                     (7.8)               (18.0)
                                                                                           ---------------       --------------
         Net unrealized gains ..................................................           $        277.1        $       300.5
                                                                                           ===============       ==============

On Equity Securities:
Cost............................................................................           $        439.2        $       520.3
Estimated fair value............................................................                    513.5                513.5
                                                                                           ---------------       --------------
Gross unrealized gains..........................................................                     98.2                 63.1
Gross unrealized losses.........................................................                    (23.9)               (69.9)
                                                                                           ---------------       --------------
         Net unrealized gains (losses)..........................................           $         74.2        $        (6.7)
                                                                                           ===============       ==============

     Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or reduced by allowances for estimated amounts unrecoverable which allowances are reflected in the Company's net reserve liabilities. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $321.2 in dividends from its subsidiaries in 2004 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs. During 2003 and 2002, the Company used a part of available cash flow to redeem a portion of its commercial paper outstanding, thereby reducing consolidated debt by approximately $1.0 and $15.0, respectively.

     Old Republic's capitalization of $3,691.3 at December 31, 2003 consisted of debt of $137.7 and common shareholders' equity of $3,553.6. Changes in the common shareholders' equity account for the three most recent years reflect primarily the retention of earnings in excess of dividends declared on outstanding preferred and common shares and an increase in the value of investments carried at market values. In May 2003, the Company canceled 1.9 million common shares previously reported as treasury stock, and restored them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March, 2002 meeting, the Company's Board of Directors authorized the reacquisition of up to $200.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through December 31, 2003 pursuant to this authorization.

     The following table shows certain information relating to the Company's contractual obligations as of December 31, 2003:

                                                                           Payments Due by Period
                                              ---------------------------------------------------------------------------------
                                                                 Less than          1 - 3            3 - 5          More than 5
                                                  Total            1 Year           Years            Years             Years
                                              ------------     -------------    -------------    -------------     ------------
  Contractual Obligations:
  Debt..................................      $     137.7      $       19.5     $        1.0     $      115.5      $       1.5
  Operating Leases......................            128.6              33.7             43.6             24.6             26.5
                                              ------------     -------------    -------------    -------------     ------------
      Total.............................      $     266.3      $       53.2     $       44.7     $      140.2      $      28.1
                                              ============     =============    =============    =============     ============

     In December, 2003, the Company's Board of Directors declared a 50 percent stock dividend on the Company's outstanding common shares. At the same time, the Board of Directors also declared a special year-end cash dividend of $.667 per common share ($1.00 per common share before adjustment for the 50 percent stock dividend).

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

     Title premium and fee revenues stemming from the Company's direct operations represent approximately 40% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 60% of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     Ordinary life insurance premiums are recognized as revenues when due, whereas premiums for other coverages such as credit life, credit disability, and health insurance are recognized as income on a pro-rata, sum of the years' digits, or combination of such methods as are deemed most applicable in the circumstances.

     The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                                                                       Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2003             2002               2001
                                                                             -------------    --------------    -------------
   General Insurance premiums........................................        $    1,379.5     $     1,184.1     $    1,000.2
   Mortgage Guaranty premiums........................................               400.9             376.2            353.1
   Title Insurance premiums and fees.................................             1,103.8             813.4            625.3
   Life Insurance premiums...........................................                51.6              50.1             50.6
                                                                             -------------    --------------    -------------
        Consolidated premiums and fees...............................        $    2,936.0     $     2,423.9     $    2,029.5
                                                                             =============    ==============    =============

     Consolidated net premiums and fees earned increased by 21.1%, 19.4% and 16.9% in 2003, 2002 and 2001, respectively. Earned premiums in the General Insurance Group increased 16.5%, 18.4% and 16.6% in 2003, 2002 and 2001, respectively, as a result of positive pricing and risk selection changes the Company has effected during the past four years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. During 2002 and 2001 in particular, Old Republic experienced greater success in retaining existing accounts and obtaining new accounts at generally rising prices. Mortgage guaranty premium income trends reflect greater sales opportunities arising from strong housing and mortgage lending markets, offset in part by a high level of mortgage refinancing activity and a greater amount of reinsurance cessions. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. Title Group premium and fee revenues increased by 35.7%, 30.1% and 26.6% in 2003, 2002 and 2001, respectively. These results reflect a continuation of favorable market conditions for the sale of new and used homes, and most importantly strong mortgage refinancing activity driven by a fairly consistent drop in mortgage rates during the recent past. Life and disability premiums volume has continued to reflect the flattish trends of the past several years as growth for the Company's limited product offerings has been inhibited by significant price competition among life and health insurers.

     Consolidated net investment income grew by 2.4% in 2003, was down 0.8% in 2002 and grew by 0.3% in 2001. For each of the past three years, this revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing fixed maturity securities, and by changes in market yields. The average annual yield on investments was 4.7%, 5.1% and 5.6% for the years ended December 31, 2003, 2002 and 2001, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio, a continuation of a progressively lower yield environment during the past three years, and a moderate increase in equity investments which typically produce lower current yields in the form of cash dividends.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protect capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2003, 2002 and 2001, 70.2%, 74.9% and 88.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                                                              Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                        2003            2002            2001
                                                                                     ----------      ----------      ----------
Realized Gains (Losses) on Disposition of:
     Fixed maturity securities..............................................         $     4.6       $     3.8       $    (2.9)
     Equity securities and miscellaneous investments........................              31.1            29.1            39.4
                                                                                     ----------      ----------      ----------
                  Total.....................................................              35.7            33.0            36.5
                                                                                     ----------      ----------      ----------
Impairment losses on:
     Fixed maturity securities..............................................               -              (5.0)           (1.2)
     Equity securities and miscellaneous investments........................             (16.4)          (14.0)           (5.5)
                                                                                     ----------      ----------      ----------
                  Total.....................................................             (16.4)          (19.0)           (6.7)
                                                                                     ----------      ----------      ----------
Net realized gains..........................................................         $    19.3       $    13.9       $    29.7
                                                                                     ==========      ==========      ==========

Expenses:

     The insurance business is distinguished from most others in that the prices (premiums) charged for insurance coverages are set without clear knowledge of the claim costs that will ultimately emerge and be incurred, often many years after issuance of a policy. In order to achieve a necessary matching of revenues and expenses, the Company records in each accounting period the benefits, claims and related settlement costs that have been incurred during the period. Such costs are affected by the adequacy of reserve estimates established for current and prior years' claim occurrences. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on management's judgments and the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

     All reserves are thus based on a large number of assumptions and resulting estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. The Company believes that its overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established reserves have produced reasonable estimates of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its General insurance business. At December 31, 2003, such reserves accounted for 88.6% and 81.9% of consolidated gross and net of reinsurance reserves, respectively. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of that date:

                                                                                                         Gross            Net
                                                                                                       ----------     -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)...........................................................     $   764.5      $    616.6
Workers' compensation.............................................................................       1,482.6           743.4
General liability.................................................................................         733.8           270.7
Other coverages...................................................................................         498.0           333.2
Unallocated loss adjustment expense reserves......................................................          83.7            83.6
                                                                                                       ----------     -----------
         Total general insurance segment reserves.................................................       3,562.8         2,047.7
Mortgage guaranty.................................................................................         181.5           179.7
Title.............................................................................................         237.1           237.1
Life..............................................................................................          18.2            12.6
Unallocated loss adjustment expense reserves - other segments.....................................          22.7            22.7
                                                                                                       ----------     -----------
         Total claim and loss adjustment expense reserves.........................................     $ 4,022.7      $  2,500.1
                                                                                                       ==========     ===========
Asbestosis and environmental claim reserves included in the above
       general insurance reserves: Amount.........................................................     $    91.0      $     56.6
                                                                                                       ==========     ===========
                                   % of total general insurance segment reserves..................          2.6%            2.8%
                                                                                                       ==========     ===========

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

     The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized in setting such reserves. The reserves listed in the table above represent such point estimates. Accordingly, the overall reserve level at any point in time represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Formula calculations are utilized and are intended to cover IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical or actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

     Except for a small portion that emanates from ongoing primary insurance operations, a substantial majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.3 years (gross) and 9.8 years (net of reinsurance) as of December 31, 2003. Incurred net losses for asbestosis and environmental claims have averaged 1.2% of General Insurance Group incurred losses over the past five years.

     Mortgage guaranty loss reserves are based on calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the resulting loss reserve estimates take into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan defaults at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan demand and extensions.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of December 31, 2003, the Company's general insurance segment carried reserves of $595.1 to cover claims incurred but not as yet reported as well as possible adverse development of known cases. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should the reserves for IBNR claims be understated by 10% for a deficiency of $59.5, or 2.9% of the Company's net general insurance reserves as of the most current year end, the impact on the Company's income statement would be to reduce pretax income by that amount. While the Company has not incurred such deficiency levels on reserves posted as of the 10 most recent year ends, there can be no assurance that this experience will continue in the future.

     The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's operating segments were as follows:

                                                                                         Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2003             2002               2001
                                                                             -------------    --------------    -------------
   General Insurance Group...........................................               67.8%             72.6%            75.3%
   Mortgage Guaranty Group...........................................               22.7%             14.1%            16.1%
   Title Insurance Group.............................................                5.8%              5.0%             4.0%
   Life Insurance Group..............................................               48.8%             58.0%            59.7%
        Consolidated.................................................               37.9%             40.2%            42.4%
                                                                             =============    ==============    =============

     The general insurance portion of the claims ratio improved in 2003 compared to 2002 which also reflected an improvement over 2001. The downtrend in this major cost factor reflects largely the aforementioned pricing and risk selection improvements effected in the past thirty-six months or so. The lower 2002 mortgage guaranty claims ratio results from a decline in claim provisions driven principally by a drop in expected claim severity, while the increase in 2003 was driven mostly by higher claim frequencies. A small increase in 2001 was largely the result of a moderately higher loan default rate factor. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The uptrend in the 2003 and 2002 title insurance loss ratios stem from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001. Old Republic's life and health benefit and claims ratio, though reasonably stable in the periods reported upon, can vary widely from period to period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period to period contributions of each segment to consolidated results and this ratio's variances within each segment.

     The Company's mix of coverages, industries served, and long-standing objective of assuring wide dispersion of risks in selected geographical areas minimized claim exposures related to the September 11, 2001 terrorist attack on America. The income statement for the year ended December 31, 2001 nonetheless included charges aggregating approximately $4.0 to cover isolated property, workers' compensation, trip delay and life insurance claims; the resulting aggregate post tax charge of $2.6 reduced consolidated net income 1 cent per share.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 48.5% in 2003, 47.9% in 2002 and 46.5% in 2001. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's four business segments. The following table sets forth the expense ratios registered by each business segment for the periods shown:

                                                                                         Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2003              2002              2001
                                                                             -------------    --------------    -------------
   General Insurance Group...........................................               25.5%             25.8%            26.7%
   Mortgage Guaranty Group...........................................               24.8%             32.3%            27.5%
   Title Insurance Group.............................................               84.6%             85.6%            87.2%
   Life Insurance Group..............................................               55.2%             42.5%            45.4%
        Consolidated.................................................               48.5%             47.9%            46.5%
                                                                             =============    ==============    =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The slight downtrend in the General Insurance Group's expense ratio reflects the benefits of firm general expense management in the face of a greater revenue base. The mortgage guaranty segment's expense ratio decreased in 2003 and 2001 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. Increased title sales volume in 2003, 2002 and 2001 led to a lower expense ratio for those years. Consumer and regulatory litigation affecting Old Republic's California title insurance subsidiary was responsible for expenses of $2.4, $3.4 and $6.8 charged to 2003, 2002 and 2001 operations, respectively. Consolidated interest and other corporate charges decreased in 2003 due primarily to reduced interest costs on a slightly lower debt level.

Pretax and Net Income:

     Consolidated pretax income increased by 21.2%, 11.3% and 18.2% in 2003, 2002 and 2001, respectively. The following table shows the components of pretax income reconciled to consolidated net income:

                                                                                                Years Ended December 31,
                                                                                      ------------------------------------------
                                                                                         2003            2002            2001
                                                                                      -----------     ----------      ----------
Pretax income (loss):
General Insurance Group...........................................................    $    259.0      $   182.1       $   141.4
Mortgage Guaranty Group...........................................................         276.4          267.7           261.9
Title Insurance Group.............................................................         129.8           97.8            74.6
Life Insurance Group..............................................................           4.3            6.4             4.9
Other.............................................................................          (8.8)          (7.1)           (8.8)
Consolidated pretax net realized gains............................................          19.3           13.9            29.7
                                                                                      -----------     ----------      ----------
Consolidated pretax income........................................................         680.0          560.9           503.9
   Income taxes...................................................................         219.9          167.7           159.7
                                                                                      -----------     ----------      ----------
Consolidated net income...........................................................    $    459.8      $   392.9       $   346.9
                                                                                      ===========     ==========      ==========

     General insurance results improved meaningfully in 2003, 2002 and 2001 by virtue of the better underwriting experience produced by the above noted factors that affected loss and expense ratios. Further growth of mortgage guaranty income from underwriting and investments, and accelerated growth in premiums and fees from greater refinancing activity which benefited the Title Insurance Group in particular, also led to greater contributions to consolidated pretax earnings by these segments. Life and disability operations registered increased earnings in 2002 and decreased earnings in 2003 and 2001 as a result of varying benefit and claims costs, and in particular during 2003, a greater than average lapsation of certain term life policies issued in prior years and higher expense levels in travel related product areas.

     The effective consolidated income tax rates were 32.3% in 2003, 29.9% in 2002, and 31.7% in 2001. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9, or 6 cents per share in 2002 from the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements, commentaries or inferences contained in this report, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and most particularly by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; mortgage guaranty results, in particular, may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance results can be affected by the levels of employment and consumer spending, as well as mortality and health trends, and changes in policy lapsation rates. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, as well as interest income on temporary holdings of short-term investments.

     Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 7A-Quantitative and Qualitative Disclosure About Market Risk

     The information called for by Item 7A is found in the fourth and fifth unnumbered paragraphs, as well as various tables following those paragraphs under the heading "Financial Position" in Part II, Item 7 of this report.

Item 8-Financial Statements

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                        Page No.
                                                                        -------
Consolidated Balance Sheets .......................................     29 & 30
Consolidated Statements of Income..................................        31
Consolidated Statements of Comprehensive Income....................        32
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity.....................................        33
Consolidated Statements of Cash Flows..............................        34
Notes to Consolidated Financial Statements.........................     35 - 54
Report of Independent Auditors.....................................        55

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                             ------------------------------------
                                                                                                  2003                   2002
                                                                                             -------------          -------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)  (cost: $5,463.9 and $2,989.4)............         $    5,741.1           $    3,172.4
Equity securities (at fair value) (cost: $439.2 and $520.3).........................                513.5                  513.5
Short-term investments (at fair value which approximates cost)......................                403.9
                                                                                                                           253.8
Miscellaneous investments...........................................................                 53.2                   -
                                                                                             -------------          -------------
    Total...........................................................................              6,711.8                3,939.9
                                                                                             -------------          -------------
Held to maturity:
Fixed maturity securities (at amortized cost) (fair value: $ - and $2,171.7)........                  -                   2,054.1
Miscellaneous investments...........................................................                  8.5                   57.4
                                                                                             -------------          -------------
    Total...........................................................................                  8.5                2,111.6
                                                                                             -------------          -------------
    Total investments...............................................................              6,720.4                6,051.5
                                                                                             -------------          -------------

Other Assets:
Cash................................................................................                 47.2                   37.2
Securities and indebtedness of related parties......................................                 54.9                   37.7
Accrued investment income...........................................................                 81.5                   79.4
Accounts and notes receivable.......................................................                509.5                  474.6
Federal income tax recoverable: Current.............................................                 15.9                    1.0
Reinsurance balances and funds held.................................................                 69.9                   58.1
Reinsurance recoverable: Paid losses................................................                 55.9                   28.9
                         Policy and claim reserves..................................              1,667.8                1,500.3
Deferred policy acquisition costs...................................................                221.9                  197.8
Sundry assets.......................................................................                267.0                  248.5
                                                                                             -------------          -------------
                                                                                                  2,991.8                2,663.8
                                                                                             -------------          -------------
    Total Assets....................................................................         $    9,712.3           $    8,715.4
                                                                                             =============          =============




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets ($ in Millions) (Continued)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 31,
                                                                                             ------------------------------------
                                                                                                  2003                   2002
                                                                                             --------------         -------------
Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits..............................................................         $       100.9          $      103.4
Losses, claims and settlement expenses..............................................               4,022.7               3,676.8
Unearned premiums...................................................................                 814.8                 709.3
Other policyholders' benefits and funds.............................................                  71.3                  62.3
                                                                                             --------------         -------------
    Total policy liabilities and accruals...........................................               5,009.8               4,552.0
Commissions, expenses, fees and taxes...............................................                 206.1                 195.2
Reinsurance balances and funds......................................................                 147.8                 133.4
Federal income tax: Deferred........................................................                 556.8                 445.2
Debt................................................................................                 137.7                 141.5
Sundry liabilities..................................................................                 100.2                  91.9
Commitments and contingent liabilities..............................................                  -                     -
                                                                                             --------------         -------------
    Total Liabilities...............................................................               6,158.6               5,559.5
                                                                                             --------------         -------------

Preferred Stock:
Convertible preferred stock (*).....................................................                  -                     -
                                                                                             --------------         -------------

Common Shareholders' Equity:
Common stock(*).....................................................................                 184.4                 123.7
Additional paid-in capital..........................................................                 245.5                 253.1
Retained earnings...................................................................               2,896.8               2,700.5
Accumulated other comprehensive income .............................................                 236.8                 111.0
Treasury stock (at cost) (*)........................................................                 (10.0)                (32.6)
                                                                                             --------------         -------------
    Total Common Shareholders' Equity...............................................               3,553.6               3,155.8
                                                                                             --------------         -------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity..............         $     9,712.3          $    8,715.4
                                                                                             ==============         =============

----------
(*) At December 31, 2003 and 2002, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which 0 in 2003 and 8,700 in 2002 were convertible preferred shares issued and outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 184,471,698 in 2003 and 185,687,049 in 2002 were issued and outstanding. At December 31, 2003 and 2002, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,542 and 4,788,896 as of December 31, 2003 and 2002, respectively.




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income ($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2003                  2002                  2001
                                                                     ----------------      ----------------      ----------------
Revenues:
Net premiums earned..........................................        $       2,582.1       $       2,135.4       $       1,786.8
Title, escrow, and other fees................................                  353.9                 288.5                 242.6
                                                                     ----------------      ----------------      ----------------
    Total premiums and fees..................................                2,936.0               2,423.9               2,029.5
Net investment income........................................                  279.2                 272.6                 274.7
Other income.................................................                   51.2                  45.8                  39.4
                                                                     ----------------      ----------------      ----------------
    Total operating revenues.................................                3,266.5               2,742.4               2,343.7
Realized investment gains....................................                   19.3                  13.9                  29.7
                                                                     ----------------      ----------------      ----------------
    Total revenues...........................................                3,285.8               2,756.4               2,373.4
                                                                     ----------------      ----------------      ----------------

Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses....................                1,097.6                 975.3                 861.0
Dividends to policyholders...................................                   15.1                   (.4)                  (.4)
Underwriting, acquisition, and insurance expenses............                1,484.9               1,212.0                 989.9
Interest and other charges...................................                    7.9                   8.5                  18.9
                                                                     ----------------      ----------------      ----------------
    Total expenses...........................................                2,605.7               2,195.4               1,869.5
                                                                     ----------------      ----------------      ----------------
Income before income taxes and items below...................                  680.0                 560.9                 503.9
                                                                     ----------------      ----------------      ----------------

Income Taxes: Currently payable..............................                  168.0                 109.1                 104.4
              Deferred.......................................                   51.9                  58.5                  55.2
                                                                     ----------------      ----------------      ----------------
              Total..........................................                  219.9                 167.7                 159.7
                                                                     ----------------      ----------------      ----------------
Income before items below....................................                  460.0                 393.2                 344.2
Equity in earnings of unconsolidated subsidiaries
  and minority interests.....................................                    (.2)                  (.2)                  2.7
                                                                     ----------------      ----------------      ----------------

Net Income...................................................        $         459.8       $         392.9       $         346.9
                                                                     ================      ================      ================

Net Income Per Share:
    Basic:...................................................        $          2.53       $          2.17       $          1.94
                                                                     ================      ================      ================
    Diluted:.................................................        $          2.51       $          2.16       $          1.92
                                                                     ================      ================      ================

    Average shares outstanding: Basic........................            181,549,485           180,863,325           178,436,267
                                                                     ================      ================      ================
                                Diluted......................            183,302,935           182,323,316           180,491,859
                                                                     ================      ================      ================

Dividends Per Common Share:
    Cash: Regular............................................        $          .446       $          .420       $          .393
          Special............................................                   .667                  -                      -
                                                                     ----------------      ----------------      ----------------
          Total..............................................        $         1.113       $          .420       $          .393
                                                                     ================      ================      ================
    Stock....................................................                    50%                    -%                    -%
                                                                     ================      ================      ================




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2003                  2002                  2001
                                                                     ----------------      ----------------      ----------------

Net income as reported.......................................        $         459.8       $         392.9       $         346.9
                                                                     ----------------      ----------------      ----------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................                   13.9                    .6                  (2.4)
                                                                     ----------------      ----------------      ----------------
   Unrealized gains on securities:
     Unrealized gains arising during period..................                  191.2                  43.6                 118.8
     Less: elimination of pretax realized gains
         included in income as reported......................                   19.3                  13.9                  29.7
                                                                     ----------------      ----------------      ----------------
     Pretax unrealized gains on securities
         carried at market value.............................                  171.9                  29.6                  89.1
     Deferred income taxes ..................................                   60.1                  10.3                  31.2
                                                                     ----------------      ----------------      ----------------
     Net unrealized gains on securities......................                  111.7                  19.2                  57.9
                                                                     ----------------      ----------------      ----------------
Net adjustments..............................................                  125.7                  19.9                  55.4
                                                                     ----------------      ----------------      ----------------

Comprehensive income.........................................        $         585.5       $         412.9       $         402.4
                                                                     ================      ================      ================




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                2003                2002                2001
                                                                           --------------      --------------      --------------
Convertible Preferred Stock:
  Balance, beginning of year....................................           $        -          $          .3       $          .7
     Converted into common stock................................                    -                    (.2)                (.4)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $        -          $        -          $          .3
                                                                           ==============      ==============      ==============

Common Stock:
  Balance, beginning of year....................................           $       123.7       $       122.1       $       121.4
     Stock dividend.............................................                    61.4                -                   -
     Dividend reinvestment plan.................................                    -                   -                   -
     Exercise of stock options..................................                      .4                 1.3                  .6
     Conversion of convertible preferred stock..................                    -                   -                   -
     Acquisition of subsidiary..................................                    -                     .1                -
     Treasury stock restored to unissued status.................                    (1.2)               -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       184.4       $       123.7       $       122.1
                                                                           ==============      ==============      ==============

Additional Paid-in Capital:
  Balance, beginning of year....................................           $       253.1       $       219.8       $       207.8
     Dividend reinvestment plan.................................                     1.5                  .6                  .6
     Exercise of stock options..................................                     9.9                27.9                11.0
     Stock option compensation..................................                     2.2                -                   -
     Conversion of convertible preferred stock..................                    -                     .2                  .3
     Acquisition of subsidiary..................................                    -                    4.4                -
     Treasury stock restored to unissued status.................                   (21.4)               -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       245.5       $       253.1       $       219.8
                                                                           ==============      ==============      ==============

Retained Earnings:
  Balance, beginning of year....................................           $     2,700.5       $     2,383.2       $     2,106.4
     Net income.................................................                   459.8               392.9               346.9
     Dividends on common stock: cash ...........................                  (201.9)              (75.7)              (70.0)
                                stock...........................                   (61.4)               -                   -
     Cash dividends on preferred stock..........................                    -                   -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $     2,896.8       $     2,700.5       $     2,383.2
                                                                           ==============      ==============      ==============

Accumulated Other Comprehensive Income:
  Balance, beginning of year....................................           $       111.0       $        91.1       $        35.6
     Foreign currency translation adjustments...................                    13.9                  .6                (2.4)
     Net unrealized gains on securities.........................                   111.7                19.2                57.9
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       236.8       $       111.0       $        91.1
                                                                           ==============      ==============      ==============

Treasury Stock:
  Balance, beginning of year....................................           $       (32.6)      $       (32.6)      $       (32.6)
     Acquired during the year...................................                    -                   -                   -
     Restored to unissued status................................                    22.6                -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       (10.0)      $       (32.6)      $       (32.6)
                                                                           ==============      ==============      ==============




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows ($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2003               2002                2001
                                                                            --------------     --------------      --------------
Cash flows from operating activities:
  Net income.......................................................         $       459.8      $       392.9       $       346.9
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Deferred policy acquisition costs..............................                 (21.6)             (18.6)              (32.8)
    Premiums and other receivables.................................                 (34.6)             (54.4)             (146.2)
    Unpaid claims and related items................................                 192.1              128.6                31.7
    Future policy benefits and policyholders' funds................                  84.0               85.7               188.6
    Income taxes...................................................                  36.4               50.0                57.4
    Reinsurance balances and funds.................................                 (24.9)              10.7                26.8
    Accounts payable, accrued expenses and other...................                  64.9               76.2                54.1
                                                                            --------------     --------------      --------------
  Total............................................................                 756.0              671.2               526.7
                                                                            --------------     --------------      --------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
    Available for sale:
     Maturities and early calls....................................                 703.4              258.1               240.8
     Other.........................................................                 298.3              195.9                59.9
    Held to maturity:
     Maturities and early calls....................................                  -                 328.9               254.1
     Other.........................................................                  -                   1.0                 2.9
  Sales of equity securities.......................................                 185.7               96.7                67.4
  Sales of other investments.......................................                   1.7                2.0                 2.9
  Sales of fixed assets for company use............................                   1.0                1.3                 1.8
  Cash and short-term investments of subsidiary acquired...........                  -                   1.7                -
  Purchases of fixed maturity securities:
    Available for sale.............................................              (1,428.9)            (915.6)             (629.4)
    Held to maturity...............................................                  -                (279.1)             (293.7)
  Purchases of equity securities...................................                (119.0)            (305.7)             (146.8)
  Purchases of other investments...................................                  (4.0)              (2.6)               (3.7)
  Purchases of fixed assets for company use........................                 (22.1)             (16.3)              (14.6)
  Other-net........................................................                   1.3               (3.5)               (3.3)
                                                                            --------------     --------------      --------------
  Total............................................................                (382.3)            (637.1)             (461.6)
                                                                            --------------     --------------      --------------

Cash flows from financing activities:
  Increase in term loans...........................................                  -                  -                   30.0
  Issuance of preferred and common shares..........................                   9.7               22.0                 9.3
  Repayments of term loans.........................................                  (1.0)             (15.0)             (109.0)
  Redemption of debentures and notes...............................                  (2.8)              (2.8)               (1.0)
  Dividends on common shares.......................................                (201.9)             (75.7)              (70.0)
  Dividends on preferred shares....................................                  -                  -                   -
  Other-net........................................................                 (17.5)              (7.9)                1.2
                                                                            --------------     --------------      --------------
  Total............................................................                (213.6)             (79.5)             (139.4)
                                                                            --------------     --------------      --------------

Increase (decrease) in cash and short-term investments.............                 160.0              (45.5)              (74.4)
  Cash and short-term investments, beginning of year...............                 291.1              336.6               411.0
                                                                            --------------     --------------      --------------
  Cash and short-term investments, end of year.....................         $       451.2      $       291.1       $       336.6
                                                                            ==============     ==============      ==============

Supplemental cash flow information:
  Cash paid during the year for: Interest .........................         $         8.7      $         9.2       $        13.0
                                                                            ==============     ==============      ==============
                                 Income Taxes......................         $       180.6      $       109.4       $        97.8
                                                                            ==============     ==============      ==============




See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)
--------------------------------------------------------------------------------

     Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged in the general (property and liability), mortgage guaranty, title, and life (life and disability) insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty, Title Insurance, and Life Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. See Note 6 for a discussion of the Company's business segments.

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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2003, the Company's invested assets were largely classified "available for sale."

     Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that accounted for approximately 34 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of January 1, 2003, the net impact of this reclassification on the Corporation's balance sheet was to increase the carrying value of invested assets by $117.5, deferred tax liabilities by $41.1, and shareholders' equity by $76.4, or approximately 42 cents per share. This change has no income statement impact, no effect on Old Republic's ability to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account could reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will now be marked to market on a quarterly basis. Nevertheless, the Company believes that its ability to hold securities until they mature or until such other time when they can be sold opportunistically are much more significant and meaningful factors than the balance sheet or income statement effect of changes in market values at any point in time.

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

     The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized other than temporary impairments of investments in the amounts of $16.4, $19.0 and $6.7 for the years ended December 31, 2003, 2002 and 2001, respectively.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized          Fair
                                                                  Cost            Gains           Losses           Value
                                                              ------------    -------------    ------------    -------------
    Fixed Maturity Securities:
       December 31, 2003:
           Available for sale:
              U.S. & Canadian Governments..............       $     956.3     $       37.2     $        .1     $      993.4
              Tax-exempt...............................           1,215.1             62.6              .5          1,277.2
              Utilities................................             791.4             39.5             2.3            828.5
              Corporate................................           2,501.0            145.6             4.8          2,641.8
                                                              ------------    -------------    ------------    -------------
                                                              $   5,463.9     $      285.0     $       7.8     $    5,741.1
                                                              ============    =============    ============    =============

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
                                                              ============    =============    ============    =============

     The amortized cost and estimated fair value at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                               Estimated
                                                                                             Amortized           Fair
                                                                                               Cost              Value
                                                                                          ---------------    --------------
    Fixed Maturity Securities:
       Available for Sale:
          Due in one year or less....................................................     $        599.2     $       610.0
          Due after one year through five years......................................            2,733.4           2,888.3
          Due after five years through ten years.....................................            2,057.9           2,159.5
          Due after ten years........................................................               73.4              83.2
                                                                                          ---------------    --------------
                                                                                          $      5,463.9     $     5,741.1
                                                                                          ===============    ==============

     Bonds and other investments  carried at $146.0 as of December 31, 2003 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

                                                                                Gross            Gross           Estimated
                                                                             Unrealized       Unrealized           Fair
                                                               Cost             Gains           Losses             Value
                                                          --------------    -------------    -------------    --------------
    Equity Securities:
      December 31, 2003:
        Common stocks..............................       $       437.2     $       98.1     $       23.9     $       511.4
        Perpetual preferred stocks.................                 1.9               .1             -                  2.0
                                                          --------------    -------------    -------------    --------------
                                                          $       439.2     $       98.2     $       23.9     $       513.5
                                                          ==============    =============    =============    ==============

      December 31, 2002:
        Common stocks..............................       $       518.0     $       63.0     $       69.8     $       511.2
        Perpetual preferred stocks.................                 2.2             -                  .1               2.2
                                                          --------------    -------------    -------------    --------------
                                                          $       520.3     $       63.1     $       69.9     $       513.5
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

     The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                                12 Months or Less          Greater than 12 Months                Total
                                            -------------------------    -------------------------    ---------------------------
                                               Fair        Unrealized       Fair        Unrealized       Fair         Unrealized
                                               Value         Losses         Value         Losses         Value          Losses
                                            ----------    -----------    -----------    ----------    -----------    ------------
  Fixed Maturity Securities:
    U.S & Canadian Governments.........     $    14.9     $       .1     $     -        $    -        $     14.9     $        .1
    Tax-exempt.........................          48.9             .5           -             -              48.9              .5
    Corporates.........................         416.3            6.9            2.8            .2          419.1             7.2
                                            ----------    -----------    -----------    ----------    -----------    ------------
                                                480.2            7.6            2.8            .2          483.0             7.8
  Equity Securities....................          36.5            2.2          100.5          21.6          137.1            23.9
                                            ----------    -----------    -----------    ----------    -----------    ------------
  Total................................     $   516.7     $      9.9     $    103.4     $    21.9     $    620.1     $      31.8
                                            ==========    ===========    ===========    ==========    ===========    ============

     At December 31, 2003, the Corporation and its subsidiaries had no non-income producing fixed maturity securities except for U.S. Treasury Tax and Loss Bonds in the amount of $446.5 held as required by its mortgage insurance subsidiaries for the payment of deferred income taxes.

     The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2003              2002              2001
                                                                           --------------    --------------    --------------
     Investment income from:
       Fixed maturity securities....................................       $       256.4     $       253.1     $       251.3
       Equity securities............................................                14.6              12.4               7.9
       Short-term investments.......................................                 4.5               6.0              15.8
       Other sources................................................                 6.8               5.2               6.1
                                                                           --------------    --------------    --------------
          Gross investment income...................................               282.5             276.9             281.3
       Investment expenses (1)......................................                 3.2               4.2               6.5
                                                                           --------------    --------------    --------------
          Net investment income.....................................       $       279.2     $       272.6     $       274.7
                                                                           ==============    ==============    ==============

     Realized gains (losses) on:
       Fixed maturity securities:
          Held to maturity..........................................       $         -       $        (2.4)    $        (2.2)
                                                                           --------------    --------------    --------------
          Available for sale:
            Gains...................................................                 9.0               4.0               3.1
            Losses..................................................                (4.4)             (2.7)             (5.1)
                                                                           --------------    --------------    --------------
            Net.....................................................                 4.6               1.3              (1.9)
                                                                           --------------    --------------    --------------
          Total.....................................................                 4.6              (1.1)             (4.1)
       Equity securities & other long-term investments..............                14.6              15.0              33.9
                                                                           --------------    --------------    --------------
          Total.....................................................                19.3              13.9              29.7
       Income taxes.................................................                 6.7               4.8              13.5
                                                                           --------------    --------------    --------------
          Net realized gains........................................       $        12.5     $         9.0     $        16.1
                                                                           ==============    ==============    ==============

     Changes in unrealized investment gains (losses) on:
       Fixed maturity securities:
          Held to maturity (2)......................................       $      (117.5)    $        55.7     $        33.6
                                                                           ==============    ==============    ==============

          Available for sale........................................       $        94.0     $       109.1     $        60.8
          Less:  Deferred income taxes .............................                32.9              38.1              21.3
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains ...............       $        61.1     $        71.0     $        39.5
                                                                           ==============    ==============    ==============

       Equity securities & other long-term investments..............       $        77.8     $       (79.4)    $        28.2
       Less: Deferred income taxes (credits)........................                27.2             (27.7)              9.9
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains (losses).......       $        50.6     $       (51.7)    $        18.3
                                                                           ==============    ==============    ==============

---------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, and includes interest incurred on funds held of $.1, $.3 and $1.4 for the years ended December 31, 2003, 2002 and 2001, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost. During the first quarter of 2003, the Company reclassified its fixed maturity securities categorized as held to maturity to the available for sale classification, which resulted in recognizing the $117.5 of unrealized investment gains imbedded in such securities at December 31, 2002.

(d) Revenue Recognition -Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses by means of the provision for policy benefits, the deferral and subsequent amortization of applicable acquisition costs, and the recognition of incurred benefits, claims and operating expenses. Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

     Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are fully earned in the month they are reported and received. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

     Title premium and fee revenues stemming from the Company's direct operations represent approximately 40% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 60% of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2003              2002              2001
                                                                           --------------    --------------    --------------
   Deferred, beginning of year....................................         $       197.8     $       179.8     $       148.1
                                                                           --------------    --------------    --------------
   Acquisition costs deferred:
       Commissions - net of reinsurance...........................                 178.6             159.3             151.0
       Premium taxes..............................................                  58.2              45.5              40.0
       Salaries and other marketing expenses......................                 102.5              92.1              84.1
                                                                           --------------    --------------    --------------
           Sub-total..............................................                 339.3             297.0             275.1
   Amortization charged to income.................................                (315.2)           (279.1)           (243.3)
                                                                           --------------    --------------    --------------
           Change for the year....................................                  24.0              17.9              31.8
                                                                           --------------    --------------    --------------
   Deferred, end of year..........................................         $       221.9     $       197.8     $       179.8
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

     At December 31, 2003 and 2002, the Life Insurance Group had $7,431.2 and $7,383.6, respectively, of net life insurance in force. Future policy benefits and unearned premiums, consisted of the following:

                                                                                                 December 31,
                                                                                     ---------------------------------------
                                                                                          2003                     2002
                                                                                     --------------           --------------
   Future Policy Benefits:
   Life Insurance Group:
      Life insurance.................................................                $        70.9            $        69.3
      Disability/accident & health...................................                         30.0                     34.0
                                                                                     --------------           --------------
          Total......................................................                $       100.9            $       103.4
                                                                                     ==============           ==============
   Unearned Premium:
      General Insurance Group .......................................                $       766.8            $       666.4
      Mortgage Guaranty Group........................................                         47.9                     42.9
                                                                                     --------------           --------------
          Total......................................................                $       814.8            $       709.3
                                                                                     ==============           ==============

     The Company has previously issued directly or assumed as a reinsurer certain insurance policies generally categorized as financial guarantees. All such business has been in run off mode for several years. The major types of guarantees pertain to state, municipal and other general or special revenue bonds. The types of risks involved include failure by the bond issuer to make timely payment of principal and interest. The degree of risk pertaining to these insurance products is largely dependent on the effects of general economic cycles and changes in the credit worthiness of issuers whose obligations have been guaranteed. Premiums received for financial guarantee policies are generally earned over the terms of the contract (which may range between 5 and 30 years) or on the basis of current exposure relative to maximum exposure in force. Since losses on financial guarantee insurance products cannot be predicted reliably, the Company's unearned premium reserves serve as the primary income recognition and loss reserving mechanism. When losses become known and determinable, they are paid or placed in reserve and the remaining directly-related unearned premiums are taken into income. No assurance can be given that unearned premiums will be greater or less than ultimate incurred losses on these policies.

     The following table reflects certain data pertaining to net insurance in force for the Company's financial guarantee business at the dates shown:

                                                                                            Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                          2003                     2002
                                                                                     --------------           --------------
    Bond Insurance:
       Insurance in force.................................................           $     1,118.9            $     1,405.8
       Unearned Premiums..................................................           $         6.0            $         7.8
                                                                                     ==============           ==============

     With respect to mortgage guaranty insurance (net insurance in force of $112,882.4 and $112,916.4, at December 31, 2003 and 2002, respectively) the
Company's reserving policies are set forth below in Note 1(g).

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

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the 2003 volume of new claim reports abated. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience and assumptions as to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented in the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 or less as to each claim. At December 31, 2003, the Corporation's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $91.0 gross, and $56.6 net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 6.3 years (gross) and 9.8 years (net) of average annual claims payments. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2003, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future.

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

     The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

                                                                                          Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2003              2002             2001
                                                                             -------------     -------------    -------------
  Gross reserves at beginning of year................................        $    3,676.8      $    3,451.0     $    3,389.5
  Less: reinsurance losses recoverable ..............................             1,370.7           1,273.3          1,243.9
                                                                             -------------     -------------    -------------
           Net reserves at beginning of year ........................             2,306.0           2,177.6          2,145.6
                                                                             -------------     -------------    -------------
  Incurred claims and claim adjustment expenses:
    Provisions for insured events of the current year................             1,159.2           1,049.4            983.6
    Change in provision for insured events of prior years............               (60.8)            (76.5)          (126.6)
                                                                             -------------     -------------    -------------
           Total incurred claims and claim adjustment expenses.......             1,098.4             972.9            857.0
                                                                             -------------     -------------    -------------
  Payments:
    Claims and claim adjustment expenses attributable to
      insured events of the current year.............................               337.4             312.9            319.8
    Claims and claim adjustment expenses attributable to
      insured events of prior years..................................               566.9             531.5            505.0
                                                                             -------------     -------------    -------------
           Total payments............................................               904.3             844.5            824.9
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the end of each year, net of reinsurance
    losses recoverable...............................................             2,500.1           2,306.0          2,177.6
  Reinsurance losses recoverable.....................................             1,522.5           1,370.7          1,273.3
                                                                             -------------     -------------    -------------
  Gross reserves at end of year......................................        $    4,022.7      $    3,676.8     $    3,451.0
                                                                             =============     =============    =============

     For the three most recent calendar years, the above table indicates, on line (5), that the one-year development of consolidated reserves at the beginning of each year produced average annual redundancies of about 4.0%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies included greater than originally estimated salvage and subrogation recoveries, better than expected employment levels that can reduce the number of insured mortgage loans that actually default, greater than anticipated sales and rising prices of homes that can reduce claim costs upon the sale of foreclosed properties, higher levels of loan refinancing activity that can reduce the period of time over which a policy remains at risk, and lower than expected frequencies of claims incurred but not reported. The factors most responsible for producing varying offsetting levels of reserve deficiencies include the effect of reserve discounts applicable to workers' compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and higher than expected claims incurred but not reported due to the slower emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                  2003             2002              2001
                                                                             -------------    --------------    -------------
   Statutory tax rate................................................             35.0%             35.0%            35.0%
   Tax rate increases (decreases):
         Tax-exempt interest ........................................             (2.3)             (3.1)            (3.5)
         Dividends received exclusion................................              (.5)              (.4)             (.3)
         Other items - net (*) ......................................               .1              (1.6)              .5
                                                                             -------------    --------------    -------------
   Effective tax rate................................................             32.3%             29.9%            31.7%
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

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                              December 31,
                                                                             ------------------------------------------------
                                                                                 2003              2002              2001
                                                                             -------------    --------------    -------------
   Deferred Tax Assets:
       Future policy benefits.......................................         $        4.1     $         4.8     $        5.9
       Losses, claims, and settlement expenses......................                161.5             148.5            140.4
       Other........................................................                 21.4              19.4             19.4
                                                                             -------------    --------------    -------------
           Total deferred tax assets................................                187.1             172.8            165.9
                                                                             -------------    --------------    -------------
   Deferred Tax Liabilities:
       Unearned premium reserves....................................                 33.2              26.5             25.9
       Deferred policy acquisition costs............................                 72.3              65.0             55.4
       Mortgage guaranty insurers' contingency reserves.............                499.4             446.5            391.9
       Fixed maturity securities adjusted to cost...................                  8.2               9.5              8.9
       Net unrealized investment gains..............................                126.2              66.0             55.5
       Title plants and records.....................................                  4.4               4.4              4.4
                                                                             -------------    --------------    -------------
           Total deferred tax liabilities...........................                743.9             618.1            542.4
                                                                             -------------    --------------    -------------
           Net deferred tax liabilities.............................         $      556.8     $       445.2     $      376.5
                                                                             =============    ==============    =============

     Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $446.5 at December 31, 2003. For Federal income tax purposes, the amounts deducted for the contingency reserve are taken into gross statutory taxable income (a) when the contingency reserve is permitted to be charged for losses under state law or regulation, (b) in the event operating losses are incurred, or (c) in any event upon the expiration of ten years.

     Life insurance companies domiciled in the United States and qualifying as life insurers for tax purposes are taxed under special provisions of the Internal Revenue Code. As a result of legislation, 1983 and prior years' tax deferred earnings (cumulatively $13.3 at December 31, 2003) credited to the former memorandum "policyholders' surplus account" will generally not be taxed unless they are subsequently distributed to shareholders. The Company does not presently anticipate any distribution or payment of taxes on such earnings in the future.

     During 2002, the Corporation and its subsidiaries settled tax years 1991-1995 with the Internal Revenue Service ("IRS") for a net immaterial amount which had no significant effect on the Corporation's financial condition or results of operations. The IRS is currently examining the 1998-2000 tax years. The Company does not believe that any potential adjustments will have a material impact on its financial position or results of operations.

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

(k) Goodwill-Through December 31, 2001, the costs of certain purchased subsidiaries in excess of related book values (goodwill) at date of acquisition had been amortized against operations principally over 40 years using the straight-line method. Amortization of goodwill amounted to $4.2 in 2001.

     Under Statement of Financial Accounting Standards No. 142 (FAS-142) "Goodwill and Other Intangible Assets", which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its continued value. Such a test was performed early in 2003 and 2002 and did not result in impairment charges. At both December 31, 2003 and 2002, the Company's consolidated unamortized goodwill asset balance was $87.5.

(l) Employee Benefit Plans- The Corporation has three pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

     The measurement dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan and September 30 for the Title Plan.

     The changes in the projected benefit obligation, for the plan years ended relative to the above measurement dates, are as follows:

                                                                                 2003              2002              2001
                                                                             -------------    --------------    -------------
   Projected benefit obligation at beginning of year................         $      161.6     $       144.2     $      127.7
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Service cost..................................................                  5.8               4.9              4.3
      Interest cost.................................................                 11.0              10.2              9.5
      Actuarial (gains) losses......................................                 26.4               9.8              6.7
      Benefits paid.................................................                 (9.1)             (7.7)            (7.3)
      Plan merger...................................................                 -                 -                 3.1
                                                                             -------------    --------------    -------------
   Net increase for year............................................                 34.2              17.3             16.5
                                                                             -------------    --------------    -------------
   Projected benefit obligation at end of year......................         $      195.8     $       161.6     $      144.2
                                                                             =============    ==============    =============

     The changes in the fair value of net assets available for plan benefits, for the plan years ended relative to the above measurement dates, are as follows:

                                                                                 2003              2002              2001
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at beginning of the year.......................................        $      156.6     $       158.2     $      143.8
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Actual return on plan assets...................................                17.4              (1.2)            13.7
      Sponsor contributions..........................................                10.1               8.1              5.1
      Benefits paid..................................................                (9.1)             (7.7)            (7.3)
      Administrative expenses........................................                 (.1)              (.3)             (.1)
      Plan merger....................................................                -                  (.3)             3.1
                                                                             -------------    --------------    -------------
    Net increase (decrease) for year.................................                18.3              (1.6)            14.4
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at the end of the year.........................................        $      175.0     $       156.6     $      158.2
                                                                             =============    ==============    =============

    A reconciliation of the funded status of the plans, for the plan years ended relative to the above measurement dates, is as follows:

                                                                                                     2003             2002
                                                                                                -------------    -------------
   Plan assets less than projected benefit obligations..............................            $      (20.8)    $       (4.9)
   Prior service cost not yet recognized in net periodic
      pension cost..................................................................                      .1               .2
   Unrecognized net loss............................................................                    40.8             20.4
                                                                                                -------------    -------------
   Pension asset recognized in the consolidated balance sheet.......................            $       20.1     $       15.7
                                                                                                =============    =============

     Amounts recognized in the statement of financial position, for the plan years ended relative to the above measurement dates, consist of:

                                                                                                        Pension Benefits
                                                                                                ------------------------------
                                                                                                    2003             2002
                                                                                                -------------    -------------
   Prepaid benefit cost.............................................................            $       31.4     $       25.1
   Accrued benefit cost.............................................................                   (11.3)            (9.4)
                                                                                                -------------    -------------
   Net amount recognized............................................................            $       20.1     $       15.7
                                                                                                =============    =============

     The Old Republic Plan and the Title Plan have accumulated benefit obligations in excess of plan assets, for the plan years ended relative to the above measurement dates, as follows:

                                                                                                     2003            2002
                                                                                                -------------    -------------
   Projected benefit obligation.....................................................            $      119.6     $       97.5
   Accumulated benefit obligation...................................................                   105.0             87.2
   Fair value of plan assets........................................................                    95.0             80.3

     The weighted-average asset allocations of the Plans, for the plan years ended relative to the above measurement dates, are as follows:

                                                                Plan Assets
                                                      -------------------------------           Investment Policy Asset
                                                          2003              2002               Allocation % Range Target
                                                      -------------     -------------    -------------------------------------
   Equity securities:                                                                                 30% to 70%
        Common shares of Company stock...........           1.2%              3.9%
        Other....................................          44.2              42.1
   Debt securities...............................          47.6              47.2                     30% to 70%
   Other (including short-term and
     accrued interest and dividends).............           7.0               6.8                      1% to 20%
                                                      -------------     -------------
             Total...............................         100.0%            100.0%
                                                      =============     =============

     The Corporation's three plans adhere to the same investment policy under which the Corporation's general assets are managed. Asset/liability matching techniques, diversification, and high quality investments are stressed. Lower quality issuers and derivatives are avoided. Non-callable, U.S. government and investment grade corporate fixed income securities of intermediate maturities are purchased to meet the plans' obligations out to ten years. Purchases of value oriented equity securities exhibiting dividend growth characteristics are preferred investment vehicles to meet the longer term obligations of the plans. Some funds are employed for diversification purposes. Short-term securities are held to cover current plan obligations and anticipated expenses. Investment policy asset allocation range targets, listed above, are applicable to each plan, and allow for modest changes in investment strategy as financial market conditions warrant.

     The Old Republic Plan used 8.75% as the expected long-term rate of return for its 2003 and 2002 pension cost. The Plan selected this rate based on the time weighted yield of historical asset returns for the five year period beginning with 1995, without adjustment for expectations of future returns.

     The Bituminous and Title Plans used 8.25% as the expected long-term rate of return for their 2003 and 2002 pension cost. To develop the expected long-term rate of return on assets assumption, the Plans considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

     The components of annual net periodic pension cost (credit) for the plans, for the plan years ended relative to the above measurement dates, consisted of the following:

                                                                                  2003              2002             2001
                                                                              -------------     -------------    -------------
   Service cost........................................................       $        5.8      $        4.9     $        4.3
   Interest cost.......................................................               11.0              10.2              9.5
   Expected return on plan assets......................................              (14.1)             (7.5)           (13.2)
   Recognized (gain) loss..............................................                2.9              (5.2)             1.4
                                                                              -------------     -------------    -------------
   Net cost............................................................       $        5.7      $        2.4     $        2.2
                                                                              =============     =============    =============

     The projected benefit obligations for the plans were determined using the following weighted-average assumptions, for the plan years ended relative to the above measurement dates:

                                                                                                    2003             2002
                                                                                                -------------    -------------
   Settlement discount rates........................................................                   6.00%            7.00%
   Rates of compensation increase...................................................                   3.38%            3.37%
   Long-term rates of return on plans' assets.......................................                   8.37%            8.37%

     The net periodic benefit cost for the Plans were determined using the following weighted-average assumptions, for the plan years ended relative to the above measurement dates:

                                                                                                     2003             2002
                                                                                                -------------    -------------
   Settlement discount rates........................................................                   6.61%            6.75%
   Rates of compensation increase...................................................                   3.38%            3.37%
   Long-term rates of return on plans' assets.......................................                   8.37%            8.37%

     The accumulated benefit obligation for the Plans was $172.2 and $144.1 for the 2003 and 2002 plan years ended relative to the above measurement dates, respectively.

     The companies expect to contribute $.4 to their pension plans in calendar year 2004. Such contributions reflect amounts required by funding regulations or laws. There are no discretionary contributions anticipated nor are any non-cash contributions expected.

     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                           Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2003              2002             2001
                                                                              -------------     -------------    -------------
   Employees Savings and Stock Ownership Plan..........................       $        5.3      $        5.0     $        4.7
   Other profit sharing plans..........................................                7.2               6.7              6.0
   Deferred and incentive compensation.................................       $       31.2      $       24.3     $       15.0
                                                                              =============     =============    =============

     The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP initially acquired its stock of the Company in 1987 and prior years. All such shares have been released over the years, and current Company contributions are directed to the open market purchase of its shares. Dividends on released shares are allocated to participants as earnings. The Company's annual contributions are based on a formula that takes growth in net income per share over consecutive five year periods into account. As of December 31, 2003, there were 9,711,635 Common Shares owned by the ESSOP all of which were released and allocated to employees' account balances. There are no repurchase obligations in existence.

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($763.5 and $942.8 at December 31, 2003 and 2002, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2003               2002                2001
                                                                        ---------------    ---------------     --------------
   Numerator:
           Net Income ...........................................       $        459.8     $        392.9      $       346.9
           Less: Preferred stock dividends.......................                 -                  -                  -
                                                                        ---------------    ---------------     --------------
           Numerator for basic earnings per share -
               income available to common stockholders...........                459.8              392.9              346.9

           Effect of dilutive securities:
               Convertible preferred stock dividends.............                 -                  -                  -
                                                                        ---------------    ---------------     --------------

           Numerator for diluted earnings per share -
                income available to common stockholders
                after assumed conversions........................       $        459.8     $        392.9      $       346.9
                                                                        ===============    ===============     ==============

   Denominator:
           Denominator for basic earnings per share -
                weighted-average shares..........................          181,549,485        180,863,325        178,436,267

           Effect of dilutive securities:
               Stock options.....................................            1,749,219          1,444,856          1,988,122
               Convertible preferred stock.......................                4,231             15,135             67,470
                                                                        ---------------    ---------------     --------------
               Dilutive potential common shares..................            1,753,450          1,459,991          2,055,592
                                                                        ---------------    ---------------     --------------

           Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions..............................          183,302,935        182,323,316        180,491,859
                                                                        ===============    ===============     ==============

           Basic earnings per share (*)..........................       $         2.53     $         2.17      $        1.94
                                                                        ===============    ===============     ==============
           Diluted earnings per share (*)........................       $         2.51     $         2.16      $        1.92
                                                                        ===============    ===============     ==============

----------
(*) All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2003.

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

(q) Stock Option Compensation-The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 reduced earnings by $1.4 or less than 1 cent per share.

                                                                                      Years Ended December 31,
                                                                          --------------------------------------------------
                                                                               2003              2002              2001
                                                                          --------------    --------------    --------------
   Option pricing/weighted average assumptions:
     Risk-free interest rates......................................               4.36%             5.41%             4.79%
     Dividend yield................................................               3.12%             2.53%             2.82%
     Common stock market
        price volatility factors...................................                 .26               .27               .27
     Expected option life..........................................            10 years          10 years          10 years

   Comparative data:
     Net income:
        As reported................................................       $       459.8     $       392.9     $       346.9
        Add: Stock based compensation expense included
            in reported income, net of related tax effects.........                 1.4              -                 -
        Deduct: Total stock-based employee compensation
             expenses determined under the fair value based
            method for all awards, net of related tax effects......                 4.6               3.0               1.8
                                                                          --------------    --------------    --------------
        Pro forma basis............................................       $       456.5     $       389.9     $       345.1
                                                                          ==============    ==============    ==============
     Basic earnings per share:
        As reported................................................       $        2.53     $        2.17     $        1.94
        Pro forma basis............................................                2.51              2.16              1.93
     Diluted earnings per share:
        As reported................................................                2.51              2.16              1.92
        Pro forma basis............................................       $        2.49     $        2.14     $        1.91
                                                                          ==============    ==============    ==============

     A summary of the status of the Corporation's stock options as of December 31, 2003, 2002 and 2001, and changes in outstanding options during the years then ended follows:

                                                                 As of and for the Years Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                          2003                      2002                      2001
                                                 -----------------------    ----------------------    -----------------------
                                                                Weighted                 Weighted                   Weighted
                                                                Average                   Average                   Average
                                                                Exercise                 Exercise                   Exercise
                                                   Shares        Price        Shares       Price        Shares       Price
                                                 ----------    ---------    ---------    ---------    ----------   ----------
     Outstanding at beginning of year ......      7,193,060    $  16.46     7,694,534    $  13.73      6,935,250   $   12.15
     Granted................................      1,851,000       17.96     1,706,400       21.07      1,722,000       17.97
     Exercised..............................        632,430       12.88     2,092,974       10.19        914,463        9.54
     Forfeited and canceled ................         37,153       18.47       114,900       16.77         48,253       16.83
                                                 ----------                 ---------                 ----------
     Outstanding at end of year.............      8,374,477       17.05     7,193,060       16.46      7,694,534       13.73
                                                 ==========                 =========                 ==========

     Exercisable at end of year.............      3,780,166    $  14.98     3,286,983    $  13.76      4,305,795   $   11.78
                                                 ==========    =========    =========    =========    ==========   ==========

     Weighted average fair value of
         options granted during the year (1)     $    4.76 per share        $   6.92 per share        $    5.41 per share
                                                 ==========                 =========                 ==========

     (1) Based on the Black-Scholes option pricing model and the assumptions outlined in the table above.

A summary of stock options outstanding and exercisable at December 31, 2003 follows:

                                                              Options Outstanding                      Options Exercisable
                                                    --------------------------------------          -------------------------
                                                                    Weighted - Average
                                                                  ------------------------                          Weighted
                                         Year(s)      Number       Remaining                                        Average
                                           Of          Out-       Contractual     Exercise            Number        Exercise
     Ranges of Exercise Prices           Grant       Standing        Life          Price            Exercisable      Price
     --------------------------------   --------    ----------    -----------    ---------          -----------    ----------
     $  7.22  to  $  7.89............     1995         175,446        1.00       $   7.24               172,802    $    7.24
     $  9.83  to  $ 11.89............   1996-97        790,473        3.00          11.88               764,976        11.89
     $ 19.36  to  $ 19.39............     1998       1,184,782        4.00          19.36               695,442        19.36
     $ 11.71  to  $ 13.00............     1999         645,886        5.00          13.00               624,139        13.00
     $  8.00  to  $  9.04............     2000         461,517        6.00           8.00               405,990         8.00
     $ 17.95  to  $ 18.91............     2001       1,612,827        7.00          17.97               501,120        17.97
     $ 21.07  to  $ 21.07............     2002       1,667,709        8.00          21.07               442,961        21.07
     $ 17.96  to  $ 17.96............     2003       1,835,837        9.00       $  17.96               172,736    $   17.96
                                                    ----------                   =========          -----------    ==========
          Total......................                8,374,477                                        3,780,166
                                                    ==========                                      ===========

      The maximum number of options available for future issuance as of December 31, 2003, is 2,521,892.

(r) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to rounding. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                          December 31,
                                                                     -------------------------------------------------------
                                                                              2003                           2002
                                                                     -------------------------     -------------------------
                                                                      Carrying        Fair          Carrying        Fair
                                                                       Amount         Value          Amount         Value
                                                                     ----------    -----------     -----------   -----------
     Commercial paper due within 180 days with an
         average yield of 1.23% and 1.48%, respectively.......       $    18.9     $     18.9      $     19.9    $     19.9
     Debentures maturing in 2007 at 7.0%......................           114.9          128.7           114.9         124.2
     Other miscellaneous debt.................................             3.7            3.7             6.6           6.6
                                                                     ----------    -----------     -----------   -----------
              Total Debt......................................       $   137.7     $    151.4      $    141.5    $    150.7
                                                                     ==========    ===========     ===========   ===========

     The  carrying  amount  of  the  Company's   commercial   paper   borrowings
approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2003 are as follows:
2004:  $19.5;  2005:  $.7; 2006: $.2; 2007:  $115.2;  2008: $.3; 2009 and after:
$1.5.  During  2003,  2002 and 2001,  $8.8,  $9.3 and  $13.1,  respectively,  of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2003.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                                                 Convertible
                                                                                                -------------
   Preferred Stock Series:                                                                           G(1)
                                                                                                -------------
   Annual cumulative dividend rate per share..............................................      $        (1)
   Conversion ratio of preferred into common shares ......................................         1 for .95
   Conversion right begins................................................................           Anytime
   Redemption and liquidation value per share.............................................               (1)
   Redemption beginning in year...........................................................               (1)
   Total redemption value (millions)......................................................               (1)
   Vote per share.........................................................................               one
   Shares outstanding:
     December 31, 2002....................................................................             8,700
     December 31, 2003....................................................................                 0
                                                                                                =============

----------
(1)  The  Corporation  has  authorized  up  to  1,000,000  shares  of  Series  G
     Convertible Preferred Stock for issuance pursuant to the Corporation's Stock Option Plan. Series G had been issued under the designation "G-2". As of December 31, 2003, all Series "G-2" have been converted into shares of common stock. In 2001, the Corporation created a new designation, "G-3", from which no shares have been issued as of December 31, 2003. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series "G-2" and Series "G-3" are collectively referred to as Series "G". Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2003, the annual dividend rate for Series G-2 was $.27 per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2003 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2004 without the prior approval of appropriate regulatory authorities is approximately $321.2.

(c) Stock Option Plan-The Corporation has stock option plans for certain eligible key employees. The plan in effect since 1992 was amended in 2002 for grants made in 2002, prior to the plan's expiration, as to the granting of new shares in May, 2002. A new plan was adopted and approved by the shareholders in May, 2002 to cover grants in 2003 and after. The combination of options awarded at the date of grant and previously issued options still outstanding at such date, may not exceed 6% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock at the date of grant, and the term of the options is generally ten years from such date. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and 2003 may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively.

     In the event the closing market price of Old Republic's common stock reaches a pre-established value ("the vesting acceleration price"), options granted in 2001 and prior years may be exercised cumulatively to the extent of 10% of the number of shares covered by the grant for each year of employment by the optionee. For grants in 2002 and 2003, optionees become vested on an accelerated basis to the extent of the greater of 10% of the options granted times the number of years of employment, or the sum of the optionee's already vested grant plus 50% of the remaining unvested grant.

     The option plans enable optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

(d) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 2003. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, but none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In May 2003, the Company canceled 1,923,710 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

(e) Undistributed Earnings-At December 31, 2003, the equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its subsidiaries amounted to $2,522.1 and $234.6, respectively. Dividends declared during 2003, 2002 and 2001, to the Corporation by its subsidiaries amounted to $174.6, $139.1 and $120.3, respectively.

(f) Statutory Data-The policyholders' surplus and net income (loss),  determined
in  accordance  with  statutory  accounting  practices,   of  the  Corporation's
insurance subsidiaries was as follows at the dates and for the periods shown:

                                                     Policyholders' Surplus                     Net Income (Loss)
                                                   --------------------------        -----------------------------------------
                                                          December 31,                       Years Ended December 31,
                                                   --------------------------        -----------------------------------------
                                                      2003           2002               2003           2002           2001
                                                   -----------    -----------        -----------    -----------    -----------
   General Insurance Group.................        $  1,520.9     $  1,318.7         $    175.7     $    113.2     $     90.0
   Mortgage Guaranty Group.................             227.2          216.6              233.9          219.7          235.2
   Title Insurance Group...................             143.3          125.3               42.7           31.7           23.3
   Life Insurance Group....................        $     49.7     $     46.3         $     (2.8)    $       .9     $      3.0
                                                   ===========    ===========        ===========    ===========    ===========

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

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in thousands): $1,000 for workers' compensation; $1,000 for commercial auto liability; $1,000 for general liability; $3,800 for executive protection (directors & officers and errors & omissions); $1,000 for aviation; and $500 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $22. Title insurance risk assumptions are limited to a maximum of $100,000 as to any one policy beginning in 2003, and for amounts of up to $25,000 in 2002 and prior years. The vast majority of title policies issued, however, carry exposures of $500 or less. The maximum amount of ordinary life insurance retained on any one life by the Life Insurance Group is $300.

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

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The TRIA defines what constitutes an "act of terrorism" and establishes a formula based on primary insurers' premium volume to reimburse such insurers for 93% of any terrorism losses suffered between November 26, 2002 and December 31, 2003, 90% of any losses suffered in 2004 and 85% of any losses suffered in 2005. Further, pursuant to the TRIA, losses are capped for each year at $100.0 billion. The TRIA will sunset on December 31, 2005 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses. Under the TRIA, insurers must offer terrorism coverage with most commercial property and casualty insurance lines and are permitted to establish an additional premium charge for their share of such risks, but insureds may elect to reject the coverage. Insurers are permitted to reinsure that portion of the risk which they retain under the TRIA, but the reinsurance market has not yet responded with a widespread willingness to reinsure such risks. As of this date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties, and are effectively retained by it subject to any recovery that would be collected under the TRIA.

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

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's net claim and claim expense reserves since reinsurance, retrospective rating, and high deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries. Historically, the Company has not incurred material charges from the non-recoverability of such balances and credits.

     The following information relates to reinsurance and related data for the General Insurance, Mortgage Guaranty and Life Insurance Groups for the three years ended December 31, 2003. For the years 2001 to 2003, reinsurance transactions of the Title Insurance Group have not been material.

                                                                                         Years Ended December 31,
                                                                          ----------------------------------------------------
                                                                               2003                2002               2001
                                                                          --------------      --------------    --------------
   General Insurance Group
   Written premiums: direct........................................       $     1,936.4       $     1,649.9     $     1,377.3
                     assumed (1)...................................                36.4                24.6              37.4
                     ceded.........................................       $       512.5       $       405.8     $       336.2
                                                                          ==============      ==============    ==============

   Earned premiums:  direct........................................       $     1,837.6       $     1,550.9     $     1,282.2
                     assumed (1)...................................                33.3                22.4              36.8
                     ceded.........................................       $       491.5       $       389.2     $       318.8
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $       348.2       $       332.0     $       281.5
                                                                          ==============      ==============    ==============

   Mortgage Guaranty Group
   Written premiums: direct........................................       $       473.2       $       436.3     $       390.8
                     assumed.......................................                  .3                 1.2               1.6
                     ceded.........................................       $        67.5       $        57.2     $        38.4
                                                                          ==============      ==============    ==============

   Earned premiums:  direct........................................       $       467.3       $       432.4     $       390.9
                     assumed.......................................                 1.2                 1.1                .7
                     ceded.........................................       $        67.7       $        57.3     $        38.4
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $          .3       $         1.1     $         2.1
                                                                          ==============      ==============    ==============

   Mortgage guaranty insurance in force as of
   December 31:      direct........................................       $    99,566.2       $    97,786.3     $    82,259.5
                     assumed.......................................            18,432.7            18,058.3          17,853.1
                     ceded.........................................       $     5,116.5       $     2,928.3     $     2,403.6
                                                                          ==============      ==============    ==============

   Life Insurance Group
   Written premiums: direct........................................       $        84.5       $        73.5     $        72.0
                     assumed.......................................                -                     .5              -
                     ceded (1).....................................       $        35.3       $        25.8     $        25.5
                                                                          ==============      ==============    ==============

   Earned premiums:  direct........................................       $        89.4       $        79.8     $        81.9
                     assumed.......................................                -                     .5              -
                     ceded (1).....................................       $        37.9       $        30.2     $        31.3
                                                                          ==============      ==============    ==============
   Claims ceded....................................................       $        20.4       $        21.5     $        16.6
                                                                          ==============      ==============    ==============

   Life insurance in force as of December 31: direct...............       $    14,502.1       $    11,437.3     $    11,575.8
                                              assumed..............                -                   -                 -
                                              ceded................       $     7,070.9       $     4,053.6     $     4,075.3
                                                                          ==============      ==============    ==============

----------
(1) Various accident and health coverages written in the Life Insurance Group are ceded to the General Insurance Group. Such amounts are recorded as premiums ceded and premiums assumed in the respective segments of this table.

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Certain of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Certain of the Corporation's subsidiaries also lease other equipment for use in their businesses. At December 31, 2003, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases of $128.6 are summarized as follows: 2004: $33.7; 2005: $25.1; 2006: $18.4; 2007: $14.6; 2008: $9.9; 2009
and after: $26.5.

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

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California have filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits have been tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. The subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided for its best estimate of litigation, related costs associated with all these issues, and accumulating interest on the aforementioned judgment in the amounts of $2.4, $3.4 and $6.8 in 2003, 2002 and 2001, respectively, and $52.4 for all years combined since 1998.

     In December 1999, a class action lawsuit was filed against the Company's principal mortgage guaranty insurance subsidiary in the Federal District Court for the Southern District of Georgia. The suit alleged that the subsidiary provided pool insurance and other services to mortgage lenders at preferential, below market prices in return for mortgage insurance business, and that the practices violated the Real Estate Settlement Procedures Act. Substantially identical lawsuits were also filed against all of the other mortgage guaranty insurers. The Company's subsidiary filed a summary judgment motion which the Court ruled on favorably, dismissing the lawsuit. The class plaintiffs appealed, and the U.S. Court of Appeals for the Eleventh Circuit vacated the judgment and remanded the case back to the District Court. The subsidiary again filed motions seeking summary judgment on grounds it had asserted earlier but which were not considered by the District Court and opposing certification of the class. On February 5, 2003, the District Court denied class certification. The plaintiffs petitioned the Court to reconsider its ruling or, alternatively, to certify sub-classes. In order to bring the matter to a conclusion and avoid the uncertainties and expenses of further litigation, the subsidiary entered into settlement negotiations with the plaintiffs and reached a settlement agreement calling for the payment of $10.0, including attorneys' fees. The Agreement received final approval at a hearing set for that purpose on October 24, 2003. Between 2000 and 2003, the Company paid or otherwise provided cumulatively $12.8, the majority of which was incurred in 2002 to cover legal defenses and other costs associated with this litigation, including the costs anticipated under the settlement. The full amount of the settlement was paid on December 23, 2003.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2003 is presented below.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and at times delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations":

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    -------------
   Year Ended December 31, 2003:
   Operating Summary:
   Net premiums, fees, and other income................        $      676.3    $      731.8     $      792.6     $      786.6
   Net investment income and realized gains (losses)...                62.7            82.7             73.6             79.3
   Total revenues......................................               739.0           814.6            866.4            865.5
   Benefits, claims, and expenses......................               585.2           635.0            688.4            696.9
   Net income .........................................        $      104.3    $      121.5     $      119.9     $      113.9
                                                               =============   =============    =============    =============
   Net income per share: Basic.........................        $        .57    $        .67     $        .66     $        .63
                         Diluted.......................        $        .57    $        .66     $        .65     $        .62
                                                               =============   =============    =============    =============

   Average shares outstanding:
      Basic............................................         180,932,204     181,209,284      181,287,134      181,568,086
                                                               =============   =============    =============    =============
      Diluted..........................................         181,985,790     182,926,973      183,452,643      184,065,607
                                                               =============   =============    =============    =============

                                                                    1st             2nd              3rd              4th
                                                                  Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    -------------
   Year Ended December 31, 2002:
   Operating Summary:
   Net premiums, fees, and other income................        $      562.1    $      585.6     $      635.4     $      686.2
   Net investment income and realized gains (losses)...                76.7            72.1             65.6             71.9
   Total revenues......................................               639.0           657.9            701.0            758.3
   Benefits, claims, and expenses......................               498.9           516.1            559.3            621.0
   Net income (a)......................................        $       95.5    $      107.5     $       96.3     $       93.5
                                                               =============   =============    =============    =============
   Net income per share (a): Basic.....................        $        .53    $        .60     $        .53     $        .52
                             Diluted...................        $        .53    $        .59     $        .53     $        .51
                                                               =============   =============    =============    =============

   Average shares outstanding:
      Basic............................................         180,339,165     180,685,083      180,824,244      180,891,134
                                                               =============   =============    =============    =============
      Diluted..........................................         181,985,082     182,591,876      182,231,016      182,180,798
                                                               =============   =============    =============    =============

(a) Second quarter 2002 earnings benefited to the extent of $10.9, or 6 cents per share, from the resolution of various tax issues dating back to the Company's 1987 tax return.


Note 6-Information About Segments of Business - The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty, Title Insurance and Life Insurance Groups. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

     The Corporation does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

     The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for approximately 33.7% of the Group's direct premiums written in 2003. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

     Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than

20% of the home's purchase price. The Corporation insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment's ten largest customers were responsible for approximately 37.3%, 38.3% and 40.7% of traditional primary new insurance written in 2003, 2002 and 2001, respectively. The largest single customer accounted for 7.2% of traditional primary new insurance written in 2003 compared to 10.6% and 8.2% in 2002 and 2001, respectively.

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

                                Segment Reporting
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                  2003                2002              2001
                                                                             ---------------    ---------------    --------------
General Insurance:
   Net premiums earned...............................................        $      1,379.5     $      1,184.1     $     1,000.2
   Net investment income and other income (a)........................                 193.2              192.5             194.7
                                                                             ---------------    ---------------    --------------
      Total revenues before realized gains (losses)..................        $      1,572.7     $      1,376.7     $     1,195.0
                                                                             ===============    ===============    ==============
   Income before taxes and realized investment gains (losses)........        $        259.0     $        182.1     $       141.4
                                                                             ===============    ===============    ==============
   Income tax expense (b)............................................        $         75.1     $         38.0     $        34.7
                                                                             ===============    ===============    ==============
   Segment assets - at year end......................................        $      6,603.5     $      5,876.5     $     5,451.9
                                                                             ===============    ===============    ==============

Mortgage Guaranty:
   Net premiums earned...............................................        $        400.9     $        376.2     $       353.1
   Net investment income and other income (a)........................                  97.7               90.8              82.8
                                                                             ---------------    ---------------    --------------
      Total revenues before realized gains (losses)..................        $        498.6     $        467.1     $       436.0
                                                                             ===============    ===============    ==============
   Income before taxes and realized investment gains (losses)........        $        276.4     $        267.7     $       261.9
                                                                             ===============    ===============    ==============
   Income tax expense ...............................................        $         94.1     $         90.6     $        88.4
                                                                             ===============    ===============    ==============
   Segment assets - at year end......................................        $      2,080.1     $      1,921.2     $     1,731.6
                                                                             ===============    ===============    ==============

Title Insurance:
   Net premiums earned...............................................        $        749.9     $        524.8     $       382.7
   Title, escrow and other fees......................................                 353.9              288.5             242.6
                                                                             ---------------    ---------------    --------------
     Sub-total.......................................................               1,103.8              813.4             625.3
   Net investment income and other income (a)........................                  24.1               23.1              23.5
                                                                             ---------------    ---------------    --------------
      Total revenues before realized gains (losses)..................        $      1,128.0     $        836.5     $       648.9
                                                                             ===============    ===============    ==============
   Income before taxes and realized investment gains (losses)........        $        129.8     $         97.8     $        74.6
                                                                             ===============    ==============     ==============
   Income tax expense ...............................................        $         43.1     $         32.9     $        26.9
                                                                             ===============    ===============    ==============
   Segment assets - at year end......................................        $        720.5     $        619.9     $       536.0
                                                                             ===============    ===============    ==============

Life Insurance:
   Net premiums earned...............................................        $         51.6     $         50.1     $        50.6
   Net investment income and other income (a)........................                   6.7                6.9               7.7
                                                                             ---------------    ---------------    --------------
      Total revenues before realized gains (losses)..................        $         58.4     $         57.0     $        58.4
                                                                             ===============    ===============    ==============
   Income before taxes and realized investment gains (losses)........        $          4.3     $          6.4     $         4.9
                                                                             ===============    ===============    ==============
   Income tax expense ...............................................        $          1.6     $          2.5     $         1.8
                                                                             ===============    ===============    ==============
   Segment assets - at year end......................................        $        244.6     $        233.3     $       236.3
                                                                             ===============    ===============    ==============

                   Reconciliations of Segments to Consolidated
--------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                             ---------------------------------------------------
                                                                                  2003               2002              2001
                                                                             ---------------    --------------    --------------
Consolidated Revenues:
     Total revenues of Company segments..............................        $      3,257.9     $     2,737.4     $     2,338.5
     Consolidated net realized investment gains......................                  19.3              13.9              29.7
     Other revenues..................................................                  13.8               8.9              15.0
     Elimination of intersegment revenues (c)........................                  (5.2)             (3.9)             (9.8)
                                                                             ---------------    --------------    --------------
        Consolidated revenues........................................        $      3,285.8     $     2,756.4     $     2,373.4
                                                                             ===============    ==============    ==============

Consolidated Income before taxes:
     Total income before taxes and realized investment
        gains (losses) of Company segments...........................        $        669.6     $       554.1     $       483.0
     Consolidated net realized investment gains......................                  19.3              13.9              29.7
     Other sources - net.............................................                  (8.8)             (7.1)             (8.8)
                                                                             ---------------    --------------    --------------
        Consolidated income before income taxes......................        $        680.0     $       560.9     $       503.9
                                                                             ===============    ==============    ==============

Assets
     Total assets for Company segments...............................        $      9,648.9     $     8,651.1     $     7,956.0
     Other assets....................................................                 134.0             164.7              64.9
     Elimination of intersegment investments (c).....................                 (70.6)           (100.4)           (100.7)
                                                                             ---------------    --------------    --------------
        Consolidated assets..........................................        $      9,712.3     $     8,715.4     $     7,920.2
                                                                             ===============    ==============    ==============

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

REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------









To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  discussed  in Note 1c,  the  Company  has  reclassified  its fixed  maturity
securities   categorized   as  held  to  maturity  to  the  available  for  sale
classification effective January 1, 2003.




                                                /s/ PricewaterhouseCoopers LLP





Chicago, Illinois
March 10, 2004

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A-Controls and Procedures

     The Company's Principal Executive Officer and its Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of the end of the period covered by this report. No significant changes or corrective actions were made to these controls and procedures following their evaluation.


                                    PART III

Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2004 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 28, 2004. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2004 Annual Meeting of shareholders, which is incorporated by reference herein.

Item 11-Executive Compensation

     Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, which will be on file with the Commission by April 1, 2004.

Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, which will be on file with the Commission by April 1, 2004.

Item 13-Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated herein by reference to the section entitled "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, which will be on file with the Commission by April 1, 2004.

Item 14-Principal Accountant Fees and Services

     Information with respect to this Item is incorporated herein by reference to the section entitled "Board Committees" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, which will be on file with the Commission by April 1, 2004.

Item 15-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:
    1. Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 15, 2004 under cover of Form 10-K/A.
    3. See exhibit index on page 59 of this report.

(b) Reports on Form 8-K:
    1. On January 29, 2004, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated January 29, 2004 announcing the results of its operations and its financial condition for the year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By          :      /s/ A.C. Zucaro                                      3/11/04
                  --------------------------------------------------------------
                  A. C. Zucaro, Chairman of the Board,                      Date
                  Chief Executive Officer, President and Director



By          :      /s/ John S. Adams                                    3/11/04
                  --------------------------------------------------------------
                  John S. Adams, Senior Vice President                      Date
                  and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


/s/ Harrington Bischof                      /s/ Wilbur S. Legg
-----------------------------------         -----------------------------------
Harrington Bischof, Director*               Wilbur S. Legg, Director*



/s/ Anthony F. Colao                        /s/ John W. Popp
-----------------------------------         -----------------------------------
Anthony F. Colao, Director*                 John W. Popp, Director*



/s/ Jimmy A. Dew                           /s/ William A. Simpson
----------------------------------         -----------------------------------
Jimmy A. Dew, Director*                    William A. Simpson, Director*
Sales Group Manager of Republic            President of Republic Mortgage
Mortgage Insurance Company                 Insurance Company



/s/ John M. Dixon                          /s/ Arnold L. Steiner
----------------------------------         -----------------------------------
John M. Dixon, Director*                   Arnold L. Steiner, Director*



/s/ Kurt W. Kreyling                       /s/ Fredicka Taubitz
----------------------------------         -----------------------------------
Kurt W. Kreyling, Director*                Fredricka Taubitz, Director*


/s/ Peter Lardner                          /s/ William G. White, Jr.
----------------------------------         -----------------------------------
Peter Lardner, Director*                   William G. White, Jr., Director*














*  By/s/A. C. Zucaro
   Attorney-in-fact
   Date: March 10, 2004

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

    (A)  *  Certificate  of  Designation  with  respect   to  Series  A   Junior
            Participating  Preferred  Stock. (Exhibit 4.1  to Form 8-K filed May
            30, 1997).

    (B) * Certificate of Designation with respect to Series G-3 Convertible Preferred Stock. (Exhibit 4(C) to Registrant's Annual Report on Form 10-K for 2001).

    (C) * Amended and Restated Rights Agreement dated as of May 15, 1997 between Old Republic International Corporation and First Chicago Trust Company of New York. (Exhibit 4.1 to Registrant's Form 8-K filed May 30, 1997).

    (D) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) on Form 8 dated August 28, 1987).

    (E)  *  Form  of  Indenture  dated  as   of  August  15, 1992  between   Old
            Republic  International Corporation and Wilmington Trust Company, as
            Trustee. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

    (F) * Supplemental Indenture No. 1 dated as of June 16, 1997 supplementing the Indenture. (Exhibit 4.3 to Registrant's Form 8-A filed June 16,
            1997).

    (G)  *  Supplemental   Indenture   No. 2   dated  as  of  December  31, 1997
            supplementing the  Indenture. (Exhibit 4(G) to  Registrant's  Annual
            Report on Form 10-K for 1997).


(10) Material contracts.

 ** (A)  *  Amended  and  Restated   Old   Republic   International  Corporation
            Key  Employees  Performance  Recognition  Plan.  (Exhibit  10(A)  to
            Registrant's Annual Report on Form 10-K for 2002).

 ** (B)  *  Amended    and    Restated    1992    Old   Republic   International
            Corporation  Non-qualified  Stock  Option  Plan.  (Exhibit  10(B) to
            Registrant's Annual Report on Form 10-K for 2002).

 ** (C)  *  Amended   and     Restated    2002   Old    Republic   International
            Corporation  Non-qualified  Stock  Option  Plan. (Exhibit  10(C)  to
            Registrant's Annual Report on Form 10-K for 2002).

 ** (D)  *  Amended  and    Restated   Old  Republic  International  Corporation
            Executives   Excess   Benefits  Pension   Plan.  (Exhibit  10(E)  to
            Registrant's Annual Report on Form 10-K for 1997).

 ** (E)  *  Form  of Indemnity  Agreement  between  Old  Republic International
            Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

 ** (F)  *  Directors  and officers  liability  and company reimbursement policy
            dated  October 6, 1970.  (Exhibit  12(A) to  Form S-1   Registration
            Statement No. 2-41089).

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

 ** (J)  *  Amended  and  Restated  Old  Republic  Risk  Management Key Employee
            Recognition Plan. (Exhibit 10(J) to Registrant's Annual Report on form 10-K for 2002).

                           (Exhibit Index, Continued)


 ** (K)   Old Republic National Title Group Incentive Compensation Plan.

(14) Code of Ethics for the Principal Executive Officer and Senior Financial Officer.

(21)      Subsidiaries of the registrant.

(23)      Consent of PricewaterhouseCoopers LLP.

(24)      Powers of attorney.

(28)      Consolidated Schedule P (To be filed by amendment).

(31.1) Certification by A.C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2) Certification by John S. Adams, Chief Financial Officer, pursuant to to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of of the Sarbannes-Oxley Act of 2002.

(32.1)    Certification by A.C. Zucaro,  Chief  Executive  Officer,  pursuant to
          Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)    Certification by John S. Adams, Chief Financial  Officer,  pursuant to
          Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)    Old Republic International Corporation Audit Committee Charter.

(99.2)    Old Republic International Corporation Nominating Committee Charter.

(99.3)    Old Republic International Corporation Compensation Committee Charter.

(99.4)    Code of Business Conduct and Ethics.

(99.5)    Corporate Governance Guidelines.


---------------
*  Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.