Form 10-K/A
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-04-13
CIK 74260

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



                                 AMENDMENT NO. 1
                                              ---


   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2003 on
                                                 ----------------------
   Form 10K as set forth in the pages attached hereto: (List all such items,
   --------
   financial statements, exhibits or other portions amended)


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


   Date: April 13, 2004                  By:       /s/ John S. Adams
         --------------                     -----------------------------------
                                                        (Signature)
                                                       John S. Adams
                                                 Senior Vice President and
                                                  Chief Financial Officer









                                 Total Pages: 12
                                 ---------------

                                      INDEX



FINANCIAL  STATEMENT  SCHEDULES
-------------------------------

   Report of Independent Auditors

   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

   Schedule   I -  Summary of Investments - Other than Investments  in Related
                   Parties as of December 31, 2003

   Schedule  II -  Condensed Financial Information of Registrant as of December
                   31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001

   Schedule III -  Supplementary Insurance Information for the years ended
                   December 31, 2003, 2002 and 2001

   Schedule  IV -  Reinsurance for the years ended December 31, 2003, 2002 and
                   2001

   Schedule  VI -  Supplemental Information Concerning Property - Casualty
                   Insurance Operations for the years ended December 31, 2003, 2002 and 2001

   Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.





EXHIBITS

   (23) Consent of Independent Accountants.
   (28) Consolidated Schedule P. (*)















* Not covered by the Report of Independent Auditors.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois



Our audits of the consolidated financial statements of Old Republic International Corporation and its subsidiaries at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 referred to in our report dated March 10, 2004, which is included on page 55 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, also included an audit of the financial statement schedules listed in the index on page 2 of this Form 10K/A1 amendment. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                /s/ PricewaterhouseCoopers LLP


Chicago, Illinois
March 10, 2004


                                    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                    As of December 31, 2003
                                                       ($ in Thousands)
--------------------------------------------------------------------------------------------------------------------------------


               Column A                                                       Column B           Column C           Column D
         --------------------                                            -----------------  -----------------  -----------------
                                                                                                                   Amount at
                                                                                                   Fair           which shown
Type of investment                                                            Cost (a)             Value        in balance sheet
------------------                                                       -----------------  -----------------  -----------------
Available for sale:
     Fixed maturity securities:
         United States Government and government
             agencies and authorities                                    $        878,478   $        912,862   $        912,862
         States, municipalities and political subdivisions                      1,215,133          1,277,241          1,277,241
         Foreign government                                                        77,899             80,622             80,622
         Public utilities                                                         791,445            828,596            828,596
         Corporate, industrial and all other                                    2,501,035          2,641,863          2,641,863
                                                                         -----------------  -----------------  -----------------
                                                                                5,463,990   $      5,741,186          5,741,186
                                                                         -----------------  =================  -----------------
     Equity securities:
         Non-redeemable preferred stocks                                            1,959   $          2,004              2,004
         Common stocks:
             Public utilities                                                     102,032             98,538             98,538
             Banks, trusts and insurance companies                                 16,594             24,963             24,963
             Industrial, miscellaneous and all other                              318,641            387,998            387,998
                                                                         -----------------  -----------------  -----------------
                                                                                  439,226   $        513,503            513,503
                                                                         -----------------  =================  -----------------
     Short-term investments                                                       403,952                               403,952
     Other miscellaneous investments                                               53,234                                53,234
                                                                         -----------------                     -----------------
             Total                                                              6,360,402                             6,711,877
                                                                         -----------------                     -----------------

Held to maturity:
     Other miscellaneous investments                                                8,543                                 8,543
                                                                         -----------------                     -----------------
             Total                                                                  8,543                                 8,543
                                                                         -----------------                     -----------------
                 Total Investments                                       $      6,368,945                      $      6,720,421
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
----------------------------------------------------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                      --------------------------------------
                                                                                             2003                 2002
                                                                                      -----------------     ----------------
Assets:

Bonds and notes                                                                       $         11,668      $        11,670
Cash                                                                                             1,126                5,824
Short-term investments                                                                          12,847                8,089
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                  3,551,300            3,129,449
     Indebtedness of affiliates                                                                109,485              134,759
Other assets                                                                                    25,591               23,923
                                                                                      -----------------     ----------------
     Total Assets                                                                     $      3,712,019      $     3,313,715
                                                                                      =================     ================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                 $         24,175      $        22,602
Debt and debt equivalents                                                                      114,978              114,972
Indebtedness to affiliates and subsidiaries                                                     19,194               20,221
Commitments and contingent liabilities                                                             ---                  ---
                                                                                      -----------------     ----------------
     Total Liabilities                                                                         158,348              157,795
                                                                                      -----------------     ----------------

Convertible preferred stock                                                                        ---                   54
                                                                                      -----------------     ----------------

Common Shareholders' Equity:
Common stock                                                                                   184,471              123,791
Additional paid-in capital                                                                     245,500              253,169
Retained earnings                                                                            2,896,863            2,700,512
Accumulated other comprehensive income                                                         236,835              111,083
Treasury stock (at cost)                                                                       (10,000)             (32,691)
                                                                                      -----------------     ----------------
     Total Common Shareholders' Equity                                                       3,553,671            3,155,866
                                                                                      -----------------     ----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                $      3,712,019      $     3,313,715
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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                           2003                 2002                2001
                                                                     ---------------      ---------------     ---------------
Revenues:
Investment income from subsidiaries                                  $        6,336       $        4,595      $        8,768
Real estate and other income                                                  3,561                3,673               3,870
Realized investment gains (losses)                                            1,378               (1,289)              4,450
Other investment income                                                         576                1,237                 914
                                                                     ---------------      ---------------     ---------------
       Total Revenues                                                        11,852                8,217              18,003
                                                                     ---------------      ---------------     ---------------

Expenses:
Interest -- subsidiaries                                                        318                  527               4,488
Interest -- other                                                             8,155                8,155               8,155
Real estate and other expenses                                                2,360                2,936               2,910
General expenses, taxes and fees                                              9,045                5,339               6,813
                                                                     ---------------      ---------------     ---------------
       Total Expenses                                                        19,881               16,959              22,368
                                                                     ---------------      ---------------     ---------------
Revenues, net of expenses                                                    (8,028)              (8,742)             (4,364)

Federal income tax credits                                                     (171)              (1,798)             (4,344)
                                                                     ---------------      ---------------     ---------------
Loss before equity in earnings of subsidiaries                               (7,856)              (6,944)                (20)

Equity in Earnings of Subsidiaries:
     Dividends received                                                     174,615              139,170             120,380
     Earnings in excess of dividends                                        293,043              260,753             226,612
                                                                     ---------------      ---------------     ---------------

Net Income                                                           $      459,801       $      392,979      $      346,971
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
----------------------------------------------------------------------------------------------------------------------------------

                                                                                            Years Ended December 31,
                                                                           -------------------------------------------------------
                                                                                 2003                2002                2001
                                                                           ---------------     ---------------     ---------------
Cash flows from operating activities:
     Net income                                                            $      459,801      $      392,979      $      346,971
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Accounts receivable                                                          136                (293)               (112)
         Income taxes - net                                                        (1,912)            (10,461)             14,356
         Excess of equity in net income of subsidiaries
            over dividends received                                              (293,043)           (260,753)           (226,612)
         Accounts payable, accrued expenses and other                                 611               6,645               6,199
                                                                           ---------------     ---------------     ---------------
     Total                                                                        165,594             128,116             140,801
                                                                           ---------------     ---------------     ---------------

Cash flows from investing activities:
     Sales of equity securities                                                       ---               3,004                 ---
     Sales of other investments                                                        10                   9                   8
     Sales of fixed assets for company use                                            ---                 ---                  42
     Purchases of fixed maturity securities                                           ---             (33,316)                ---
     Purchases of equity securities                                                   ---             (39,035)                ---
     Purchases of fixed assets for company use                                       (889)               (832)               (306)
     Investments in, and indebtedness of related parties - net                        ---              (5,275)            (17,339)
                                                                           ---------------     ---------------     ---------------
     Total                                                                           (879)            (75,445)            (17,595)
                                                                           ---------------     ---------------     ---------------

Cash flows from financing activities:
     Repayment of notes receivable from related parties                            28,599              17,400              15,240
     Repayment of notes and loans to related parties                               (1,019)            (14,735)            (77,513)
     Issuance of preferred and common stock                                         9,741              22,005               9,376
     Dividends on common shares                                                  (201,973)            (75,759)            (70,072)
     Dividends on preferred shares                                                     (1)                 (2)                (36)
     Purchase of treasury stock                                                       ---                  (6)                ---
                                                                           ---------------     ---------------     ---------------
     Total                                                                       (164,654)            (51,096)           (123,006)
                                                                           ---------------     ---------------     ---------------

Increase (decrease) in cash and short-term investments                                 59               1,573                 200
Cash and short-term investments, beginning of year                                 13,913              12,340              12,139
                                                                           ---------------     ---------------     ---------------
Cash and short-term investments, end of year                               $       13,973      $       13,913      $       12,340
                                                                           ===============     ===============     ===============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2003, 2002 and 2001
                                ($ in Thousands)
 -----------------------------------------------------------------------------------------------------------------------------------

                   Column A                       Column B         Column C          Column D         Column E         Column F
   -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
                                                                Future Policy
                                                 Deferred         Benefits,                         Other Policy
                                                  Policy           Losses,                           Claims and
                                                Acquisition      Claims and          Unearned         Benefits         Premium
                     Segment                       Costs        Loss Expenses        Premiums          Payable         Revenue
   -------------------------------------      ---------------- ----------------  ---------------- ---------------- ----------------
   Year Ended December 31, 2003:
   -------------------------------------
     Insurance Underwriting:
        General Insurance Group                      $107,998       $2,047,828          $663,779          $68,723       $1,379,565
        Mortgage Insurance Group                       63,710          180,610            47,482              ---          400,927
        Title Insurance Group                             ---          259,092               ---            2,389          749,987
        Life Insurance Group                           50,211           71,856               ---              242           51,623
        Reinsurance Losses Recoverable (a)                ---        1,564,275           103,559              ---              ---
                                              ---------------- ----------------  ---------------- ---------------- ----------------
          Total Insurance Underwriting                221,920        4,123,663           814,822           71,354        2,582,103
        Corporate                                         ---              ---               ---              ---              ---
                                              ---------------- ----------------  ---------------- ---------------- ----------------
          Consolidated                               $221,920       $4,123,663          $814,822          $71,354       $2,582,103
                                              ================ ================  ================ ================ ================

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
                                              ================ ================  ================ ================ ================

     Note:(a)  Financial  Accounting  Standard  (FAS) No.  113  "Accounting  and
          Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.6 billion at December 31, 2003, $1.5 billion at December 31, 2002 and $1.3 billion at December 21, 2001. FAS No. 113 does not have any effect on the Company's results of operations

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2003, 2002 and 2001
                                ($ in Thousands)
 ----------------------------------------------------------------------------------------------------------------------------------

                   Column A                       Column G         Column H         Column I          Column J         Column K
   -------------------------------------      ---------------- ---------------- ----------------  ---------------- ----------------
                                                                   Benefits,      Amortization
                                                                    Claims,        of Deferred
                                                     Net          Losses and         Policy             Other
                                                 Investment       Settlement       Acquisition        Operating        Premiums
                     Segment                       Income          Expenses           Costs           Expenses         Written
   -------------------------------------      ---------------- ---------------- ----------------  ---------------- ----------------

   Year Ended December 31, 2003:
   -------------------------------------
     Insurance Underwriting:
        General Insurance Group                      $175,008         $932,945         $251,874          $128,949       $1,460,323
        Mortgage Insurance Group                       65,703           90,902           51,042            80,303          406,037
        Title Insurance Group                          23,599           63,801              ---           934,362          749,987
        Life Insurance Group                            6,378           25,178           12,360            16,552           49,275
        Reinsurance Losses Recoverable (a)                ---              ---              ---               ---              ---
                                              ---------------- ---------------- ----------------  ---------------- ----------------
          Total Insurance Underwriting                270,689        1,112,828          315,277         1,160,167        2,665,623
        Corporate                                       8,545              ---              ---            17,461              ---
                                              ---------------- ---------------- ----------------  ---------------- ----------------
          Consolidated                               $279,234       $1,112,828         $315,277        $1,177,628       $2,665,623
                                              ================ ================ ================  ================ ================

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
                                              ================ ================ ================  ================ ================

     Note:(a)  Financial  Accounting  Standard  (FAS) No.  113  "Accounting  and
          Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.6 billion at December 31, 2003, $1.5 billion at December 31, 2002 and $1.3 billion at December 21, 2001. FAS No. 113 does not have any effect on the Company's results of operations


                                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                    SCHEDULE IV - REINSURANCE
                                       For the years ended December 31, 2003, 2002 and 2001
                                                         ($ in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                 Column A                      Column B           Column C          Column D          Column E         Column F
---------------------------------------   -----------------  ----------------  ----------------- -----------------  ---------------

                                                                                                                      Percentage
                                                                  Ceded            Assumed                            of amount
                                                Gross            to other         from other            Net            assumed
                                                amount           companies         companies           amount           to net
                                          -----------------  ----------------  ----------------- -----------------  ---------------
Year Ended December 31, 2003:
---------------------------------------
   Life insurance in force                $     14,502,127   $     7,070,922   $            ---  $      7,431,205             ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,837,689   $       491,522   $         33,397  $      1,379,565             2.4%
     Mortgage Insurance Group                      467,349            67,705              1,283           400,927             0.3
     Title Insurance Group                         748,287                96              1,796           749,987             0.2
     Life Insurance Group:
        Life insurance                              34,265            12,833                ---            21,431             ---
        Accident and health insurance               55,199            25,081                 73            30,191             0.2
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     89,464            37,914                 73            51,623             0.1
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---               (73)               (73)              ---             ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                           $      3,142,790   $       597,164   $         36,476  $      2,582,103             1.4%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 2002:
---------------------------------------
   Life insurance in force                $     11,437,301   $     4,053,693   $            ---  $      7,383,608             ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,550,929   $       389,238   $         22,440  $      1,184,132             1.9%
     Mortgage Insurance Group                      432,483            57,333              1,131           376,281             0.3
     Title Insurance Group                         523,353               (50)             1,471           524,875             0.3
     Life Insurance Group:
        Life insurance                              32,540             8,227                ---            24,312             ---
        Accident and health insurance               47,334            22,061                548            25,821             2.1
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     79,875            30,289                548            50,133             1.1
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---              (548)              (548)              ---             ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                           $      2,586,642   $       476,262   $         25,044  $      2,135,423             1.2%
                                          =================  ================  ================= =================  ===============


Year Ended December 31, 2001:
---------------------------------------
   Life insurance in force                $     11,575,791   $     4,075,307   $            ---  $      7,500,484             ---%
                                          =================  ================  ================= =================  ===============

   Premium Revenues:
     General Insurance Group              $      1,282,223   $       318,823   $         36,891  $      1,000,291             3.7%
     Mortgage Insurance Group                      390,905            38,485                768           353,188             0.2
     Title Insurance Group                         381,465               141              1,376           382,700             0.4
     Life Insurance Group:
        Life insurance                              37,240            13,757                ---            23,482             ---
        Accident and health insurance               44,732            17,544                  4            27,191             ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Total Life Insurance Group                     81,972            31,302                  4            50,674             ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
     Consolidating adjustments                         ---                (4)                (4)              ---             ---
                                          -----------------  ----------------  ----------------- -----------------  ---------------
   Consolidated                           $      2,136,566   $       388,748   $         39,036  $      1,786,854             2.2%
                                          =================  ================  ================= =================  ===============


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2003, 2002 and 2001
                                ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                Column A                  Column B        Column C        Column D       Column E        Column F        Column G

--------------------------------------- -------------- ---------------- -------------- -------------- ---------------  -------------

                                                         Reserves for
                                           Deferred      Unpaid Claims     Discount,
                                            Policy         and Claim        If Any,                                         Net
                                          Acquisition     Adjustment      Deducted in     Unearned         Earned        Investment
      Affiliation With Registrant            Costs         Expenses        Column C       Premiums        Premiums         Income
--------------------------------------  -------------- ---------------- -------------- -------------- ---------------  -------------
Year Ended December 31, 2003:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                             $107,998       $2,047,828       $142,904       $663,779      $1,379,565       $175,008
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ---------------- -------------- -------------- ---------------  -------------
                                             $107,998       $2,047,828       $142,904       $663,779      $1,379,565       $175,008
                                        ============== ================ ============== ============== ===============  =============

Year Ended December 31, 2002:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                              $90,092       $1,881,111       $145,737       $580,571      $1,184,132       $172,577
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        -------------- ---------------- -------------- -------------- ---------------  -------------
                                              $90,092       $1,881,111       $145,737       $580,571      $1,184,132       $172,577
                                        ============== ================ ============== ============== ===============  =============

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

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the years ended December 31, 2003, 2002 and 2001
                                ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------

                Column A                          Column H              Column I       Column J        Column K
--------------------------------------  ---------------------------- --------------- -------------- ---------------

                                              Claims and Claim
                                             Adjustment Expenses       Amortization       Paid
                                             Incurred Related to       of Deferred       Claims
                                        ----------------------------     Policy        and Claims
                                           Current         Prior       Acquisition     Adjustment      Premiums
      Affiliation With Registrant           Year           Years          Costs         Expenses        Written
--------------------------------------  ------------- -------------- --------------- -------------- ---------------
Year Ended December 31, 2003:
--------------------------------------
(a) Consolidated property-casualty
    entities (b)                            $943,610       ($25,804)       $251,874       $751,090      $1,460,323
(b) Unconsolidated property-casualty
    subsidiaries (a)
(c) Proportionate share of registrant
    and its subsidiaries' 50%-or-less
    owned property-casualty equity
    investees (a)
                                        ------------- -------------- --------------- -------------- ---------------
                                            $943,610       ($25,804)       $251,874       $751,090      $1,460,323
                                        ============= ============== =============== ============== ===============

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