Form 10-Q
period 2004-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-05-10
CIK 74260

SECURITIES AND EXCHANGE COMMISSION
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10 - Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2004 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _X_ No___



                                                     Shares Outstanding
                Class                                  March 31, 2004
-----------------------------------        ------------------------------------
     Common Stock / $1 par value                        181,970,003


















                  There are 28 pages contained in this report.

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2004

                                      INDEX
--------------------------------------------------------------------------------

                                                                      PAGE NO.
                                                                      --------

PART  I  FINANCIAL  INFORMATION:

           CONSOLIDATED SUMMARY BALANCE SHEETS                            3

           CONSOLIDATED SUMMARY STATEMENTS OF INCOME                      4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                          6

           NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS           7 - 12

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
                RESULTS OF OPERATIONS                                  13 - 24

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     25

           CONTROLS AND PROCEDURES                                       25

PART II  OTHER INFORMATION                                               26

SIGNATURE                                                                27

EXHIBIT INDEX                                                            28

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                 CONSOLIDATED SUMMARY BALANCE SHEETS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      March 31,       December 31,
                                                                                                        2004              2003
                                                                                                  ----------------  ----------------
               Assets

Investments:   Available for sale:
                 Fixed maturity securities (at fair value) (cost: $5,633.7 and $5,463.9)                 $5,959.7          $5,741.1
                 Equity securities (at fair value) (cost: $425.2 and $439.2)                                474.5             513.5
                 Short-term investments (at fair value which approximates cost)                             439.8             403.9
                 Miscellaneous investments                                                                   55.6              53.2
                                                                                                  ----------------  ----------------
                 Total                                                                                    6,929.7           6,711.8
                                                                                                  ----------------  ----------------
               Held to maturity:
                 Miscellaneous investments                                                                   13.5               8.5
                                                                                                  ----------------  ----------------
                 Total                                                                                       13.5               8.5
                                                                                                  ----------------  ----------------
               Total investments                                                                          6,943.3           6,720.4
                                                                                                  ----------------  ----------------

Other Assets:  Cash                                                                                          58.9              47.2
               Accrued investment income                                                                     80.2              81.5
               Accounts and notes receivable                                                                558.3             564.4
               Federal income tax recoverable: Current                                                        ---              15.9
               Reinsurance balances and funds held                                                           76.2              69.9
               Reinsurance recoverable: Paid losses                                                          47.8              55.9
                                        Policy and claim reserves                                         1,704.0           1,667.8
               Deferred policy acquisition costs                                                            224.6             221.9
               Sundry assets                                                                                265.9             267.0
                                                                                                  ----------------  ----------------
                                                                                                          3,016.3           2,991.8
                                                                                                  ----------------  ----------------
                  Total Assets                                                                           $9,959.6          $9,712.3
                                                                                                  ================  ================

------------------------------------------------------------------------------------------------------------------------------------

               Liabilities, Preferred Stock and Common Shareholders' Equity

Liabilities:   Future policy benefits                                                                      $100.2            $100.9
               Losses, claims and settlement expenses                                                     4,142.6           4,022.7
               Unearned premiums                                                                            800.7             814.8
               Other policyholders' benefits and funds                                                       71.9              71.3
                                                                                                  ----------------  ----------------
                  Total policy liabilities and accruals                                                   5,115.6           5,009.8
               Commissions, expenses, fees and taxes                                                        177.4             206.1
               Reinsurance balances and funds                                                               151.5             147.8
               Federal income tax payable: Current                                                           28.7               ---
                                           Deferred                                                         571.9             556.8
               Debt                                                                                         137.4             137.7
               Sundry liabilities                                                                           108.8             100.2
               Commitments and contingent liabilities                                                         ---               ---
                                                                                                  ----------------  ----------------
                  Total liabilities                                                                       6,291.5           6,158.6
                                                                                                  ----------------  ----------------

Preferred
Stock:         Convertible preferred stock (*)                                                                ---               ---
                                                                                                  ----------------  ----------------

Common         Common stock (*)                                                                             184.8             184.4
Shareholders'  Additional paid-in capital                                                                   258.5             245.5
Equity:        Retained earnings                                                                          2,982.6           2,896.8
               Accumulated other comprehensive income                                                       252.1             236.8
               Treasury stock (at cost) (*)                                                                 (10.0)            (10.0)
                                                                                                  ----------------  ----------------
                  Total Common Shareholders' Equity                                                       3,668.1           3,553.6
                                                                                                  ----------------  ----------------
                  Total Liabilities, Preferred Stock and Common Shareholders' Equity                     $9,959.6          $9,712.3
                                                                                                  ================  ================

(*) At March 31, 2004 and December 31, 2003 there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 184,835,545 at March 31, 2004 and 184,471,698 at December 31, 2003 were issued and outstanding. At March 31, 2004 and December 31, 2003 there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,542 as of both March 31, 2004 and December 31, 2003.

See accompanying notes.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
              CONSOLIDATED SUMMARY STATEMENTS OF INCOME (Unaudited)
                    ($ in Millions, Except Common Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Quarters Ended
                                                                                                             March 31,
                                                                                                ------------------------------------
                                                                                                      2004               2003
                                                                                                -----------------  -----------------
Revenues:      Net premiums earned                                                                        $660.7             $583.9
               Title, escrow and other fees                                                                 65.8               79.6
                                                                                                -----------------  -----------------
                  Total premiums and fees                                                                  726.6              663.6
               Net investment income                                                                        70.5               69.4
               Other income                                                                                  9.6               12.7
                                                                                                -----------------  -----------------
                  Total operating revenues                                                                 806.8              745.8
               Realized investment gains (losses)                                                           15.6               (6.7)
                                                                                                -----------------  -----------------
                  Total revenues                                                                           822.4              739.0
                                                                                                -----------------  -----------------

Expenses:      Benefits, claims and settlement expenses                                                    302.1              249.5
               Underwriting, acquisition and
                  insurance expenses                                                                       360.0              333.8
               Interest and other expenses                                                                   2.0                1.8
                                                                                                -----------------  -----------------
                  Total expenses                                                                           664.2              585.2
                                                                                                -----------------  -----------------
               Income before income taxes and items below                                                  158.2              153.8
                                                                                                -----------------  -----------------

Income Taxes:  Currently payable                                                                            45.6               42.9
               Deferred                                                                                      6.1                6.4
                                                                                                -----------------  -----------------
                  Total income taxes                                                                        51.7               49.4
                                                                                                -----------------  -----------------
                                                                                                           106.4              104.4
               Other items - net                                                                             ---                ---
                                                                                                -----------------  -----------------
Net Income:                                                                                               $106.4             $104.3
                                                                                                =================  =================




Net Income
Per Share:     Basic                                                                                       $0.58              $0.57
                                                                                                =================  =================
               Diluted                                                                                     $0.57              $0.57
                                                                                                =================  =================

               Average shares outstanding:
                          Basic                                                                      181,962,757        180,932,204
                                                                                                =================  =================
                          Diluted                                                                    184,504,465        181,985,790
                                                                                                =================  =================

Dividends Per
Common Share:  Cash dividends                                                                             $0.113             $0.107
                                                                                                =================  =================















See accompanying notes.
                                        4

                     OLD REPUBLIC INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                ------------------------------------
                                                                                                       2004               2003
                                                                                                -----------------  -----------------
Net income as reported                                                                                    $106.4             $104.3
                                                                                                -----------------  -----------------

Other comprehensive income (loss):
    Foreign currency translation adjustment                                                                 (1.3)               4.4
                                                                                                -----------------  -----------------
    Unrealized gains (losses) on securities:
        Unrealized gains arising during period                                                              41.2               81.6
        Less: elimination of pretax realized gains (losses)
            included in income as reported                                                                  15.6               (6.7)
                                                                                                -----------------  -----------------
        Pretax unrealized gains on securities
            carried at market value                                                                         25.6               88.4
        Deferred income taxes                                                                                8.9               30.8
                                                                                                -----------------  -----------------
        Net unrealized gains on securities                                                                  16.7               57.5
                                                                                                -----------------  -----------------
    Net adjustments                                                                                         15.3               61.9
                                                                                                -----------------  -----------------

Comprehensive income                                                                                      $121.7             $166.3
                                                                                                =================  =================






































See accompanying notes.
                                        5

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 ($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                ------------------------------------
                                                                                                      2004               2003
                                                                                                -----------------  -----------------
Cash flows from operating activities:
   Net income                                                                                             $106.4             $104.3
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Deferred policy acquisition costs                                                                     (2.7)              (5.8)
      Premiums and other receivables                                                                        11.1              (10.0)
      Unpaid claims and related items                                                                       67.8               37.3
      Future policy benefits and policyholders' funds                                                        1.1               31.9
      Income taxes                                                                                          50.7               40.3
      Reinsurance balances and funds                                                                         5.5                1.2
      Accounts payable, accrued expenses and other                                                          (5.4)              (2.9)
                                                                                                -----------------  -----------------
   Total                                                                                                   234.6              196.4
                                                                                                -----------------  -----------------

Cash flows from investing activities:
   Sales of fixed maturity securities:
      Available for sale:
         Maturities and early calls                                                                        187.1              183.2
         Other                                                                                              23.5               27.3
   Sales of equity securities                                                                               13.9               10.4
   Sales of other investments                                                                                0.5                0.8
   Sales of fixed assets for company use                                                                     0.1                0.6
   Purchases of fixed maturity securities:
      Available for sale                                                                                  (388.9)            (227.8)
   Purchases of equity securities                                                                            ---               (5.2)
   Purchases of other investments                                                                           (0.7)              (1.3)
   Purchases of fixed assets for company use                                                                (3.2)              (5.3)
   Purchases of investment in affiliate                                                                     (1.4)               ---
   Other-net                                                                                                 1.3               (1.8)
                                                                                                -----------------  -----------------
   Total                                                                                                  (167.6)             (19.0)
                                                                                                -----------------  -----------------

Cash flows from financing activities:
   Issuance of preferred and common stocks                                                                   6.3                0.4
   Redemption of debentures and notes                                                                       (0.3)              (0.9)
   Dividends on common shares                                                                              (20.6)             (19.2)
   Dividends on preferred shares                                                                             ---                ---
   Other-net                                                                                                (4.7)              (5.8)
                                                                                                -----------------  -----------------
   Total                                                                                                   (19.3)             (25.6)
                                                                                                -----------------  -----------------

Increase (decrease) in cash and short-term investments                                                      47.6              151.7
   Cash and short-term investments, beginning of period                                                    451.2              291.1
                                                                                                -----------------  -----------------
   Cash and short-term investments, end of period                                                         $498.8             $442.8
                                                                                                =================  =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for: Interest                                                                $0.1               $0.1
                                                                                                =================  =================
                                    Income taxes                                                            $0.3               $8.6
                                                                                                =================  =================




See accompanying notes.
                                        6

                     OLD REPUBLIC INTERNATIONAL CORPORATION
         NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1.   Accounting Policies and Basis of Presentation:

     The accompanying consolidated summary financial statements have been prepared in conformity with generally accepted accounting principles
     ("GAAP") as described in the Corporation's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results were recorded for the interim periods.

     The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested at least annually for possible impairment of its continued value. Such a test was performed in the first quarters of 2004 and 2003 and did not result in impairment charges. At
     March 31, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $88.8 and $87.5, respectively.

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

                                                                                                Quarters Ended March 31,
                                                                                            -------------------------------
                                                                                                 2004              2003
                                                                                            -------------     -------------
          Numerator:
             Net Income ..............................................................      $       106.4     $       104.3
             Less preferred stock dividends...........................................                --                --
                                                                                            -------------     -------------

             Numerator for basic earnings per share -
                income available to common stockholders...............................              106.4             104.3

             Effect of dilutive securities:
             Convertible preferred stock dividends....................................                --                --
                                                                                            -------------     -------------

          Numerator for diluted earnings per share -
             income available to common stockholders
             after assumed conversions................................................      $       106.4     $       104.3
                                                                                            =============     =============

          Denominator:
             Denominator for basic earnings per share -
                weighted-average shares...............................................        181,962,757       180,932,204

          Effect of dilutive securities:
             Stock options............................................................          2,541,708         1,045,321
             Convertible preferred stock..............................................                --              8,265
                                                                                            -------------     -------------
             Dilutive potential common shares.........................................          2,541,708         1,053,586
                                                                                            -------------     -------------

          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions......................................................        184,504,465       181,985,790
                                                                                            =============     =============

          Basic earnings per share....................................................      $        0.58     $        0.57
                                                                                            =============     =============
          Diluted earnings per share..................................................      $        0.57     $        0.57
                                                                                            =============     =============

     (b) Stock Options - The Financial Accounting Standards Board has issued FAS 148 for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 and 2004 reduced earnings per share by two cents per share in this year's first quarter.

                                                                                                Quarters Ended March 31,
                                                                                            --------------------------------
                                                                                                 2004             2003
                                                                                            --------------    --------------
          Comparative data:
             Net income:
                As reported...........................................................      $        106.4    $        104.3
                Add: Stock based compensation expense included in
                   reported income, net of related tax effects........................                 4.1               --
                Deduct: Total stock-based employee compensation
                   expenses determined under the fair value based
                   method for all awards, net of related tax effects..................                 9.5               3.5
                                                                                            --------------    --------------
                Pro-forma basis.......................................................      $        101.0    $        100.7
                                                                                            ==============    ==============
             Basic earnings per share:
                As reported...........................................................      $         0.58    $         0.57
                Pro-forma basis.......................................................                0.56              0.56
             Diluted earnings per share:
                As reported...........................................................                0.57              0.57
                Pro-forma basis.......................................................      $         0.55    $         0.55
                                                                                            ==============    ==============

     Options were granted during the first quarter of 2004 and 2003 for 1,990,500 and 1,852,500 shares of common stock, respectively. Options outstanding as of March 31, 2004 and 2003 were 9,895,529 and 8,983,550, respectively. The maximum number of options available for future issuance as of March 31, 2004 is 1,022,671.


3.   Unrealized Appreciation of Investments:

     Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $250.9 at March 31, 2004. Unrealized appreciation of investments, before applicable deferred income taxes of $135.1, at March 31, 2004 included gross unrealized gains and (losses) of $428.6 and ($42.5), respectively.

     For the quarters ended March 31, 2004 and 2003, net unrealized appreciation of investments, net of deferred income taxes (credits), amounted to $16.7 and $57.5, respectively.

4.   Pension Plans:

     The Corporation has three defined benefit pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous plan) and the Old Republic National Title Group Pension Plan (the Title
     Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

     The measurement dates used to determine pension measurements are December 31 for the Old Republic plan and the Bituminous Plan and September 30 for the Title Plan.

     The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                                                Quarters Ended March 31,
                                                                                            --------------------------------
                                                                                                 2004             2003
                                                                                            --------------    --------------
                Service cost..........................................................      $          1.9    $          1.4
                Interest cost.........................................................                 2.8               2.7
                Expected return on plan assets........................................                (3.5)             (3.5)
                Recognized loss.......................................................                 0.6               0.7
                                                                                            --------------    --------------
                Net cost..............................................................      $          1.9    $          1.4
                                                                                            ==============    ==============

     The companies expect to contribute $0.4 to their pension plans in calendar year 2004. The companies contributed $10.1 in 2003. Such contributions reflect amounts required by funding regulations or laws. There are no discretionary contributions anticipated nor are any non-cash contributions expected during 2004. There were no discretionary contributions nor any non-cash contributions made in 2003.

5.   Information About Segments of Business:

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

                                                                                                 Quarters Ended March 31,
                                                                                              ------------------------------
                                                                                                  2004             2003
                                                                                              -------------    -------------
      General Insurance Group:
         Net premiums earned...........................................................       $       376.5    $       313.9
         Net investment income and other income (a)....................................                48.8             47.9
                                                                                              -------------    -------------
               Total revenues before realized gains (losses)...........................       $       425.4    $       361.8
                                                                                              =============    =============
         Income before taxes and realized investment gains (losses)....................       $        74.3    $        59.4
                                                                                              =============    =============
         Income tax expense............................................................       $        23.1    $        17.5
                                                                                              =============    =============

      Mortgage Guaranty Group:
         Net premiums earned...........................................................       $        98.7    $       100.0
         Net investment income and other income (a)....................................                21.4             24.8
                                                                                              -------------    -------------
               Total revenues before realized gains (losses)...........................       $       120.2    $       124.8
                                                                                              =============    =============
         Income before taxes and realized investment gains (losses)....................       $        57.4    $        75.9
                                                                                              =============    =============
         Income tax expense............................................................       $        19.3    $        25.7
                                                                                              =============    =============

      Title Insurance Group:
         Net premiums earned...........................................................       $       168.3    $       153.9
         Title, escrow and other fees  ................................................                65.8             79.6
                                                                                              -------------    -------------
               Sub-total...............................................................               234.1            233.6
         Net investment income and other income (a)....................................                 6.5              5.9
                                                                                              -------------    -------------
               Total revenues before realized gains (losses)...........................       $       240.7    $       239.6
                                                                                              =============    =============
         Income before taxes and realized investment gains (losses)....................       $        13.2    $        25.7
                                                                                              =============    =============
         Income tax expense............................................................       $         4.4    $         8.8
                                                                                              =============    =============

      Life Insurance Group:
         Net premiums earned...........................................................       $        17.1    $        16.0
         Net investment income and other income (a)....................................                 1.7              1.7
                                                                                              -------------    -------------
               Total revenues before realized gains (losses)...........................       $        18.8    $        17.7
                                                                                              =============    =============
         Income before taxes and realized investment gains (losses)....................       $         0.9    $         1.3
                                                                                              =============    =============
         Income tax expense............................................................       $         0.3    $         0.4
                                                                                              =============    =============

      Consolidated Revenues:
         Total revenues of Company segments............................................       $       805.2    $       744.0
         Consolidated net realized investment gains (losses)...........................                15.6             (6.7)
         Other revenues................................................................                 2.5              2.7
         Elimination of intersegment revenues (b)......................................                (0.9)            (0.9)
                                                                                              -------------    -------------
               Consolidated revenues...................................................       $       822.4    $       739.0
                                                                                              =============    =============

      Consolidated Income before taxes:
         Total income before taxes and realized investment
               gains (losses) of Company segments......................................       $       146.0    $       162.4
         Consolidated net realized investment gains (losses)...........................                15.6             (6.7)
         Other sources - net...........................................................                (3.4)            (1.9)
                                                                                              -------------    -------------
               Consolidated income before income taxes ................................       $       158.2    $       153.8
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

                                                                                                       March 31,      December 31,
     Consolidated Assets:                                                                                2004            2003
                                                                                                     ------------    -------------
        General................................................................................      $    6,774.7    $     6,603.5
        Mortgage...............................................................................           2,148.1          2,080.1
        Title .................................................................................             713.7            720.5
        Life  .................................................................................             248.3            244.6
          Consolidated ........................................................................      $    9,959.6    $     9,712.3
                                                                                                     ============    =============

6.   Commitments and Contingent Liabilities:

     (a) Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

     The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of
     California filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits were tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through March 31, 2004, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $53.0, including its best estimate of its remaining liability, costs associated with all these issues, and accumulating interest on the aforementioned judgment.

     Purported class actions have recently been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. Both actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions.

     An action was filed recently in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion.

     (b) In April, 2004 the Internal Revenue Service ("IRS") provided the Company a so-called "30 Day Letter" resulting from a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a preliminary review of the IRS calculations, and has concluded that actual loss settlements and reserve re-estimates in the three years following December 31, 2000 can disprove the most substantial portions of the alleged reserve overstatements. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as timing differences, and as such would likely have little effect on its GAAP financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2004 and 2003
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                         OVERVIEW AND EXECUTIVE SUMMARY

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments, as well as a smaller Life insurance segment. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual and quarterly consolidated financial statements and the footnotes appended to them.

     The insurance business is distinguished from most others in that the prices (premiums) charged for various coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance of a policy. This basic fact casts Old Republic's business as a long-term undertaking which is managed with a primary focus on the achievement of favorable underwriting results. In addition to operating income stemming from Old Republic's basic underwriting/service functions, significant revenues are obtained from investable funds generated by those functions, as well as retained shareholders' capital. In managing investable funds the Company aims to assure stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best categorized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is enabled by the scheduling of maturities in accord with an appropriate matching of assets and liabilities.

     Given the above factors, the Company's affairs are managed for the long haul, without regard to the arbitrary strictures of quarterly or even annual reporting periods that publicly held companies must observe. In Old Republic's view, short reporting time frames do not comport with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting performance trends over succeeding five to ten year intervals. Such time periods are likely to encompass one or two economic cycles, and provide appropriate time frames for such cycles to run their course, and for reserved claim costs to be quantified with greater finality and effect.


                                      * * *

     Old Republic's consolidated pretax operating earnings dropped moderately in the first quarter of 2004. The shortfall stemmed largely from the anticipated weakening of the Company's Mortgage and Title insurance segments. Old Republic's General Insurance business, however, continued to produce strong underwriting results that largely offset the lower contributions from the two other segments. Consolidated pretax earnings in this year's first quarter were also affected adversely by required stock option compensation charges of $6.4, (or 2 cents per share after tax), of which $5.6 represented the expense of a non-recurring vesting acceleration of stock option costs; first quarter 2003 operating results were not burdened by similar charges.

     The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                                                                Quarters Ended March 31,
                                                                                   ------------------------------------------------
                                                                                       2004               2003           % Change
                                                                                   -------------     -------------     ------------
Pretax operating income (loss):
General ......................................................................     $        74.3     $        59.4           25.1%
Mortgage Guaranty ............................................................              57.4              75.9          -24.3
Title ........................................................................              13.2              25.7          -48.5
Corporate and other...........................................................              (2.5)             (0.6)
                                                                                   -------------     -------------     ------------
   Sub-total..................................................................             142.5             160.5          -11.2
Realized investment gains (losses)............................................              15.6              (6.7)
                                                                                   -------------     -------------     ------------
Consolidated pretax income ...................................................             158.2             153.8            2.8
   Income taxes...............................................................              51.7              49.4            4.7
                                                                                   -------------     -------------     ------------
Net income....................................................................     $       106.4     $       104.3            1.9%
                                                                                   =============     =============     ============
Components of Diluted Earnings Per Share:
   Net operating income.......................................................     $        0.52     $        0.60          -13.3%
   Net realized gains (losses)................................................              0.05             (0.03)
                                                                                   -------------     -------------     ------------
   Net income.................................................................     $        0.57     $        0.57             --%
                                                                                   =============     =============     ============

                                       13

     Old Republic's General Insurance Group, which underwrites principally commercial property and liability insurance coverages, reported a 25.1 percent increase in pretax operating income to $74.3 for this year's first quarter. This compares to $59.4 earned during the same period of 2003. Net premiums earned in this year's first quarter were $376.5, up 20.0 percent from $313.9 a year ago. The composite underwriting ratio for the first three months of 2004 reflected a slight decline to 93.0 percent when compared to 94.8 percent posted in the first quarter of 2003, and 93.3 percent for all of 2003. The positive underwriting results are attributable to the steadily improved pricing and risk selection standards that have been applied since 2001, reduced claim frequency and severity, and well-controlled expenses for substantially all of the Company's general insurance coverages.

     Old Republic's Mortgage Guaranty Group posted a 24.3 percent drop in pretax operating earnings to $57.4 in this year's first quarter. Net premium revenues in the most recent quarter were $98.7, or just 1.3 percent below the year-ago level of $100.0. Persistency for the traditional primary book of business improved for the second consecutive quarter, rising to 50.2 percent.

     The composite underwriting ratio in the first three months of 2004 was 58.6 percent compared to 40.5 percent posted in the same quarter of 2003, and 56.1 percent in last year's final quarter. Traditional primary business claim severity, measured in terms of average claim reserves and payments, remained relatively stable in this year's first quarter, as did claim frequency. The loss ratio of 29.5 percent, while significantly higher than the 15.2 percent loss ratio posted in the first three months of 2003, was moderately lower than the
32.0 percent posted in last year's final quarter. More than half of the quarter over quarter increase in the expense ratio reflected the aforementioned stock option costs incurred by this segment.

     Old Republic's Title Insurance Group reflected mixed results in the key components of its pretax bottom line which dropped by 48.5 percent in this year's first quarter. Premiums were up 9.3 percent quarter-over-quarter, benefiting from the reporting lag associated with November and December 2003 production from independent agency sources. On the other hand, escrow and other fee revenues from current direct operations dropped 17.4 percent. In total, premium and fee revenues were basically flat at $234.1 in this year's first quarter. Claim costs, which are associated principally with premium revenues, were stable for both quarterly periods, while other costs, inclusive of commissions paid on agency-derived premium production, rose by 6.2 percent year over year. In combination, these factors produced a higher composite ratio of
97.0 percent in this year's first quarter, compared to 91.5 percent and 93.7 percent in the first and final quarters of 2003, respectively. While net investment income grew by 7.3 percent in the first three months of 2004, the gain was not sufficient to offset the downward bias of the Company's results from its basic underwriting/service functions.

     Old Republic's small Life and the Corporate service operations of the parent holding company produced combined pretax losses of $2.5 and $0.6 in the first quarters of 2004 and 2003, respectively. Lower life and health income was largely caused by greater life insurance claim costs, while corporate operations were affected negatively by the aforementioned recognition of allocated stock option costs as well as higher employee benefit expenses.

     Realized investment gains (losses) amounted to $15.6 and ($6.7) in the first quarters of 2004 and 2003, respectively. The realization of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Write-downs of securities deemed other than temporarily impaired are in turn caused by a variety of factors, including adverse securities' market trends and industry-wide or issuer-specific developments that can lead to the recognition of a permanent loss of market value or non-recoverability of asset cost.

     Cash and invested assets at March 31, 2004, totaled $7.08 billion, or $38.92 per share, compared to $6.84 billion or $37.71 per share, at December 31, 2003, and $6.40 billion, or $35.42 per share, at March 31, 2003. The investment portfolio reflects a current allocation of approximately 86 percent in fixed-maturity securities and 7 percent in equities. As in the past, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans. Consolidated operating cash flow continued to be positive in the latest quarter, growing by
19.5 percent to $234.6.

     Common shareholders' equity was $3.66 billion at March 31, 2004, compared to $3.55 billion at December 31, 2003, and $3.30 billion at March 31, 2003. Book value per share was $20.16 at the end of March 2004, versus $19.57 at year-end 2003 and $18.26 at March 31, 2003. The latest quarter's change in book value reflects principally the retention of earnings in excess of dividend requirements, and an increase in the value of investment securities carried at market values.

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At March 31, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $88.8 and $87.5. During the first quarter of 2004, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Required stock option compensation charges of $6.4 reduced earnings per share by 2 cents per share in the first quarter of 2004, of which $5.6 represented the expense of a non-recurring vesting acceleration of such costs. First quarter 2003 operating results were not burdened by any charges related to the expensing of stock option awards.

                               FINANCIAL POSITION

     The Company's financial position at March 31, 2004 reflected increases in assets, liabilities and common shareholders' equity of 2.5%, 2.2% and 3.2%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 71.1% and 70.5% of consolidated assets as of March 31, 2004 and December 31, 2003, respectively. Consolidated operating cash flow was positive at $234.6 in this year's first quarter, compared to $196.4 in the same period of 2003. As of March 31, 2004, the invested asset base increased 3.4% to $7,082.6 principally as a result of higher operating cash flow and an increase in the fair value of investments.

     During the first three months of 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2004 and December 31, 2003, approximately 99% of the Company's investments consisted of marketable securities, including tax and loss bonds held by its mortgage guaranty subsidiaries for tax purposes, which are redeemable by the U.S. Treasury. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At March 31, 2004, Old Republic's commitment to equity securities decreased 7.6% in relation to the related invested balance at year-end 2003; this resulted mostly from sales of equity securities and reduced net unrealized gains on the remaining holdings. At March 31, 2004, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2004. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     Possible future declines in fair values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other than temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

--------------------------------------------------------------------------------------------------------------------------------
                                    Credit Quality Ratings of Fixed Maturity Securities (*)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                             March 31,           December 31,
                                                                                               2004                  2003
                                                                                         -----------------    ------------------
Aaa.............................................................................                  30.4%                 29.7%
Aa..............................................................................                  19.1                  19.1
A...............................................................................                  31.1                  32.0
Baa.............................................................................                  18.6                  18.5
                                                                                         -----------------    ------------------
         Total investment grade.................................................                  99.2                  99.3
All other (**)..................................................................                    .8                    .7
                                                                                         -----------------    ------------------
         Total..................................................................                 100.0%                100.0%
                                                                                         =================    ==================

(*) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(**) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.

     The Company had no gross unrealized losses on non-investment grade fixed maturity securities as of March 31, 2004.

--------------------------------------------------------------------------------------------------------------------------------
          Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                     as of March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                              Amortized          Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................             $      77.7        $        .7
Utilities.......................................................................                    30.9                 .4
Industrials.....................................................................                     9.0                 .1
Finance.........................................................................                    25.0                 .1
Other ..........................................................................                   113.1                 .8
                                                                                             ------------       ------------
         Total..................................................................             $     255.8 (a)    $       2.4
                                                                                             ============       ============

(a) Represents 4.5 percent of the total fixed maturity securities portfolio.


--------------------------------------------------------------------------------------------------------------------------------
                      Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                     as of March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                Cost               Losses
                                                                                             ------------       ------------
Equity Securities by Industry Concentration:
Healthcare......................................................................             $      55.9        $      14.3
Retail..........................................................................                    31.2                7.1
Natural Gas.....................................................................                    19.2                5.3
Utilities.......................................................................                    22.3                3.8
Other ..........................................................................                    42.6                4.9
                                                                                             ------------       ------------
         Total..................................................................             $     171.3 (b)    $      35.6 (c)
                                                                                             ============       ============

(b)  Represents 40.3 percent of the total equity securities portfolio.
(c) Represents 8.4 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 20.0 percent of the portfolio.


--------------------------------------------------------------------------------------------------------------------------------
                             Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                     as of March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                  Amortized Cost
                                                           of Fixed Maturity Securities              Gross Unrealized Losses
                                                         ---------------------------------       -------------------------------
                                                                                 Non-                                   Non-
                                                                              Investment                             Investment
                                                              All             Grade Only             All             Grade Only
                                                         -------------       -------------       ------------       ------------
Maturity Ranges:
Due in one year or less.............................     $         2.5       $        -          $       -          $       -
Due after one year through five years...............              46.4                -                    .3               -
Due after five years through ten years..............             176.7                -                   1.7               -
Due after ten years.................................              30.1                -                    .2               -
                                                         -------------       -------------       ------------       ------------
         Total......................................     $       255.8 (d)   $        -          $        2.4       $       -
                                                         =============       =============       ============       ============

(d) Represents 4.5 percent of the total fixed maturity securities portfolio.

--------------------------------------------------------------------------------------------------------------------------------
                        Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                     as of March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                       Amount of Gross Unrealized Losses
                                                     -----------------------------------------------------------------------
                                                                                                                Total Gross
                                                       Less than          20% to 50%          More than         Unrealized
                                                      20% of Cost           of Cost          50% of Cost           Loss
                                                     -------------       -------------      -------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................       $         1.5       $        -         $        -         $         1.5
         Seven to twelve months...............                  .7                -                  -                    .7
         More than twelve months..............                  .1                -                  -                    .1
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $         2.4       $        -         $        -         $         2.4
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................       $         4.3       $         4.8      $        -         $         9.1
         Seven to twelve months...............                  .6                -                  -                    .6
         More than twelve months..............                 3.4                22.3               -                  25.8
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $         8.4       $        27.2      $        -         $        35.6
                                                     =============       =============      =============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                  51                 -                  -                   51
         Seven to twelve months...............                  16                 -                  -                   16
         More than twelve months..............                   2                 -                  -                    2
                                                     -------------       -------------      -------------      -------------
                  Total.......................                  69                 -                  -                   69 (e)
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................                   7                   2                -                    9
         Seven to twelve months...............                   3                 -                  -                    3
         More than twelve months..............                   6                   7                -                   13
                                                     -------------       -------------      -------------      -------------
                  Total.......................                  16                   9                -                   25 (e)
                                                     =============       =============      =============      =============

The aging of issues with unrealized losses employs month-end closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time, March 31, 2004 in the above table, and accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(e) At March 31, 2004, the number of issues in a loss position represent 4.5 percent as to fixed maturities, and 30.9 percent as to equity securities of the total number of such issues held by the Company.



--------------------------------------------------------------------------------------------------------------------------------
                                         Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                            March 31,            December 31,
                                                                                              2004                   2003
                                                                                        ------------------    ------------------
Maturity Ranges:
Due in one year or less............................................................                7.6%                 11.0%
Due after one year through five years..............................................               49.0                  50.0
Due after five years through ten years.............................................               40.2                  37.7
Due after ten years through fifteen years..........................................                3.2                   1.3
Due after fifteen years............................................................                  -                     -
                                                                                        ------------------    ------------------
         Total.....................................................................              100.0%                100.0%
                                                                                        ==================    ==================

Average Maturity...................................................................              4.6 Yrs.              4.5 Yrs.
                                                                                        ==================    ==================
Duration (f).......................................................................              4.0                   4.0
                                                                                        ==================    ==================

(f) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of March 31, 2004 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.0 percent.

--------------------------------------------------------------------------------------------------------------------------------
                                           Composition of Unrealized Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                             March 31,             December 31,
                                                                                               2004                   2003
                                                                                        -------------------    -----------------
On Fixed Maturity Securities:
Amortized cost.....................................................................     $           5,633.7    $         5,463.9
Estimated fair value...............................................................                 5,959.7              5,741.1
                                                                                        -------------------    -----------------
Gross unrealized gains.............................................................                   328.4                285.0
Gross unrealized losses............................................................                    (2.4)                (7.8)
                                                                                        -------------------    -----------------
         Net unrealized gains .....................................................     $             325.9    $           277.1
                                                                                        ===================    =================

On Equity Securities:
Cost...............................................................................     $             425.2    $           439.2
Estimated fair value...............................................................                   474.5                513.5
                                                                                        -------------------    -----------------
Gross unrealized gains.............................................................                    85.0                 98.2
Gross unrealized losses............................................................                   (35.6)               (23.9)
                                                                                        -------------------    -----------------
         Net unrealized gains .....................................................     $              49.3    $            74.2
                                                                                        ===================    =================

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

     Old Republic's capitalization of $3,805.6 at March 31, 2004 consisted of debt of $137.4 and common shareholders' equity of $3,668.1. The increase in the common shareholders' equity account during the first quarter of 2004 reflects primarily the retention of earnings in excess of dividend requirements and an increase in the value of investments carried at market values. At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through March 31, 2004 pursuant to this authorization.

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

     Title premium and fee revenues stemming from the Company's direct operations represent approximately 36% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 64% of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     Ordinary life insurance premiums are recognized as revenues when due, whereas premiums for other coverages such as credit life, credit disability, and health insurance are recognized as income on a pro-rata, sum of the years' digits, or combination of such methods as are deemed most applicable in the circumstances.

     The composition of Old Republic's earned premiums and fees for the periods reported upon was as follows:

                                                                                          Quarters Ended March 31,
                                                                             ------------------------------------------------
                                                                                 2004             2003            % Change
                                                                             -------------    --------------    -------------
   General Insurance premiums........................................        $       376.5    $        313.9           20.0%
   Mortgage Guaranty premiums........................................                 98.7             100.0           -1.3
   Title Insurance premiums and fees.................................                234.1             233.6            0.2
   Life Insurance premiums...........................................                 17.1              16.0            6.7
                                                                             -------------    --------------    -------------
        Consolidated premiums and fees...............................        $       726.6    $        663.6            9.5%
                                                                             =============    ==============    =============

     Earned premiums in the General Insurance Group increased as a result of positive pricing and risk selection changes the Company has effected during the past four years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage Guaranty premiums were down just 1.3 percent below the year-ago level, reflecting lower persistency and higher captive cessions. Title premiums were up
9.3 percent quarter over quarter, benefiting from the reporting lag associated with late 2003 production from independent agency sources, while escrow and other fee revenues from direct operations dropped 17.4 percent. Overall, title premium and fee revenues were basically flat. Life and disability premiums volume has continued to reflect the flattish trends of the past several years as growth for the Company's limited product offerings has been inhibited by significant price competition among life and health insurers.

     Consolidated net investment income of $70.5 in the first three months of 2004 was up slightly when compared to $69.4 posted in the same period of 2003 due to a continuing low yield environment, which diluted the benefit of the Company's growing asset base. The average annual yield on investments was 4.4% and 4.8% for the quarters ended March 31, 2004 and 2003, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a continuation of a progressively lower yield environment during recent quarterly periods.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protect capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2004 and 2003, 88.8% and 87.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                                                                     Quarters Ended March 31,
                                                                                                  ------------------------------
                                                                                                      2004              2003
                                                                                                  ------------      ------------
Realized Gains (Losses) on Disposition of:
     Fixed maturity securities..........................................................          $         .7      $        1.3
     Equity securities and miscellaneous investments....................................                  14.8               1.4
                                                                                                  ------------      ------------
                  Total.................................................................                  15.6               2.8
                                                                                                  ------------      ------------
Impairment losses on:
     Fixed maturity securities..........................................................                   -                 -
     Equity securities and miscellaneous investments....................................                   -                (9.5)
                                                                                                  ------------      ------------
                  Total.................................................................                   -                (9.5)
                                                                                                  ------------      ------------
Net realized gains (losses).............................................................          $       15.6      $       (6.7)
                                                                                                  ============      ============

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its General insurance business. At March 31, 2004, such reserves accounted for 88.6% and 82.0% of consolidated gross and net of reinsurance reserves, respectively. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of that date:


                                                                                                         Gross            Net
                                                                                                       ----------     -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)...........................................................     $    782.8     $     627.3
Workers' compensation.............................................................................        1,523.3           761.4
General liability.................................................................................          762.8           288.3
Other coverages...................................................................................          517.2           342.9
Unallocated loss adjustment expense reserves......................................................           84.9            84.8
                                                                                                       ----------     -----------
         Total general insurance segment reserves.................................................        3,671.3         2,105.0
Mortgage guaranty.................................................................................          186.2           184.5
Title.............................................................................................          240.2           240.2
Life..............................................................................................           21.5            14.5
Unallocated loss adjustment expense reserves - other segments.....................................           23.3            23.3
                                                                                                       ----------     -----------
         Total claim and loss adjustment expense reserves.........................................     $  4,142.6     $   2,567.6
                                                                                                       ==========     ===========
Asbestosis and environmental claim reserves included in the above
       general insurance reserves: Amount.........................................................     $    112.9     $      80.8
                                                                                                       ==========     ===========
                                   % of total general insurance segment reserves..................           3.1%            3.8%
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

     The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized in setting such reserves. The reserves listed in the table above represent such point estimates. Accordingly, the overall reserve level at any point in time represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Formula calculations are utilized and are intended to cover IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical or actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

     Except for a small portion that emanates from ongoing primary insurance operations, a substantial majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.9 years (gross) and 10.5 years (net of reinsurance) as of March 31, 2004. Incurred net losses for asbestosis and environmental claims have averaged 1.2% of General Insurance Group incurred losses over the past five years ended December 31, 2003.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of March 31, 2004, the Company's general insurance segment carried reserves of $658.2 to cover claims incurred but not as yet reported as well as possible adverse development of known cases. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should the reserves for IBNR claims be understated by 10% for a deficiency of $65.8, or 3.1% of the Company's net general insurance reserves as of the most current year end, the impact on the Company's income statement would be to reduce pretax income by that amount. While the Company has not incurred such deficiency levels on reserves posted as of the 10 most recent year ends, there can be no assurance that this experience will continue in the future.

     The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's operating segments were as follows:

                                                                                                 Quarters Ended March 31,
                                                                                              ------------------------------
                                                                                                  2004             2003
                                                                                              -------------    -------------
   General Insurance Group..........................................................                 67.0%            69.2%
   Mortgage Guaranty Group..........................................................                 29.5%            15.2%
   Title Insurance Group............................................................                  6.0%             5.5%
   Life Insurance Group.............................................................                 57.2%            49.2%
        Consolidated................................................................                 41.6%            37.6%
                                                                                              =============    =============

     The general insurance portion of the claims ratio improved in 2004 compared to 2003. The downtrend in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with reduced loss severity and frequency. The higher 2004 mortgage guaranty claims ratio results from an increase in claim provisions. The title insurance loss ratio has been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The uptrend in the 2004 and 2003 title insurance loss ratios stem from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001. Old Republic's life and health benefit and claims ratio can vary widely from period to period due to the relatively small size of this segment's book of business and the material impact that even a slight change in frequency or severity of death and health claims can have. The consolidated benefit and claim ratio reflects the changing effect of period-to-period contributions of each segment to consolidated results and this ratio's variances within each segment.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 47.7% and 48.1% in the first quarters of 2004 and 2003, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's four business segments. The following table sets forth the expense ratios registered by each business segment for the periods shown:

                                                                                                 Quarters Ended March 31,
                                                                                              ------------------------------
                                                                                                  2004             2003
                                                                                              -------------    -------------
   General Insurance Group..........................................................                 26.0%            25.6%
   Mortgage Guaranty Group..........................................................                 29.1%            25.3%
   Title Insurance Group............................................................                 91.0%            86.0%
   Life Insurance Group.............................................................                 46.3%            53.0%
        Consolidated................................................................                 47.7%            48.1%
                                                                                              =============    =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. The slight uptrend in the General Insurance Group's expense ratio reflects the additional costs incurred in the face of a greater revenue base. The mortgage guaranty segment's expense ratio increased in 2004 with more than half of the quarter over quarter increase reflecting the aforementioned stock option costs incurred by this segment. The slight increase in title sales volume in the first quarter of 2004 was not sufficient to cover the increase in expenses for the quarter. Consolidated interest and other corporate charges increased in the first quarter 2004 due primarily to the recognition of allocated stock option costs as well as higher employee benefit expenses.

     The effective consolidated income tax rates were 32.7% and 32.1% in the first quarters of 2004 and 2003, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.


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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements, commentaries, or inferences, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; additionally, mortgage guaranty results may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and disability insurance earnings can be affected by the levels of employment and consumer spending, variation in mortality and health trends, and changes in policy lapsation rates. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variation in the costs of administering the Company's widespread operations.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                   FORM 10 - Q
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

    31.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1   Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to
           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2   Certification by John S. Adams, Chief Financial  Officer, pursuant to
           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

    1. On April 27, 2004, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated April 27, 2004 announcing the results of its operations and its financial condition for the quarter ended March 31, 2004.


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





       Date:    May 7, 2004
            ------------------






                                                 /s/ John S. Adams
                                        ---------------------------------------
                                                     John S. Adams
                                                Senior Vice President &
                                                Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
     No.       Description
------------  --------------

    31.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification by John S. Adams, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.