Form 10-K/A
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-05-27
CIK 74260

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


                                 AMENDMENT NO. 5
                                              ---

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2003 on
                                                  ----------------------
    Form 10-K as set forth in the pages attached hereto: (List all such items,
    ---------
    financial statements, exhibits or other portions amended)


                                    FORM 11-K


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OLD REPUBLIC INTERNATIONAL CORPORATION
                                         --------------------------------------
                                                       (Registrant)


Date: May 26, 2004                       By:       /s/ John S. Adams
      ------------                          -----------------------------------
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


                   For The Fiscal Year Ended December 31, 2003

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



                           THE REPUBLIC MORTGAGE INSURANCE COMPANY AND
                           AFFILIATED COMPANIES PROFIT SHARING PLAN

                           (Registrant)




                           By: /s/ John Gerke
                              --------------------------------------------------
                              John Gerke, Member of the Administration Committee


                           By: /s/ Donna Ball
                              --------------------------------------------------
                              Donna Ball, Member of the Administration Committee




Date: April 22, 2004

The Republic Mortgage Insurance Company
and Affiliated Companies
Profit Sharing Plan
Financial Statements and
Supplemental Schedule
December 31, 2003 and 2002
Tax Identification Number: 56-1031043

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Index
--------------------------------------------------------------------------------


                                                                          Pages

Report of Independent Auditors..............................................1

Financial Statements

Statements of Net Assets Available for Benefits
December 31, 2003 and 2002..................................................2

Statement of Changes in Net Assets Available for Benefits
Year Ended December 31, 2003................................................3

Notes to Financial Statements..............................................4-7

Supplemental Schedule

Schedule H, line 4i - Schedule of Assets (Held at End of Year)
Year Ended December 31, 2003................................................8

                         Report of Independent Auditors



To the Participants and Administrator of The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan



In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of The Republic Mortgage Insurance Company and Affiliated Companies Profit Sharing Plan (the "Plan") at December 31, 2003 and 2002, and the changes in net assets available for benefits for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                                /s/ PricewaterhouseCoopers LLP


April 22, 2004
Charlotte, North Carolina

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statements of Net Assets Available for Benefits
December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                         2003           2002
Assets
Investments, at fair value
  Insurance separate accounts
    Domestic equity                                 $  9,087,239   $  5,680,843
    Asset allocation                                   2,458,256      1,700,224
    Fixed income                                       1,317,075      1,354,546
    International equity                                 847,092        475,249
    Flexible equity                                      436,690        138,852
                                                    -------------  -------------
                                                      14,146,352      9,349,714

  ORI common stock pooled account                      5,107,879      3,902,479
  Participant loans                                      795,822        602,882
  Insurance company guaranteed intrest fund,
   at contract value                                  21,972,863     17,924,476
                                                    -------------  -------------
        Total investments                             42,022,916     31,779,551

Employer contributions receivable                      3,921,203      3,757,895
                                                    -------------  -------------
        Total assets                                  45,944,119     35,537,446

Liabilities
Refund of excess participant contributions               142,684        162,700
                                                    -------------  -------------
        Net assets available for benefits           $ 45,801,435   $ 35,374,746
                                                    =============  =============









   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Statement of Changes in Net Assets Available for Benefits
Year Ended December 31, 2003
--------------------------------------------------------------------------------

Additions to net assets attributed to
Investment income
  Net appreciation in fair value of investments                    $  4,918,456
  Interest, guaranteed intrest fund                                   1,001,053
  Dividends, common stock pooled account                                260,491
  Interest, participant loans                                            33,122
                                                                   -------------
        Investment income                                             6,213,122
                                                                   -------------
  Contributions
  Employer                                                            3,921,203
  Participants                                                        1,484,332
                                                                   -------------
                                                                      5,405,535
                                                                   -------------
        Total additions                                              11,618,657
                                                                   -------------

Deductions from net assets attributed to
Benefits and withdrawals                                              1,185,587
Administrative expenses                                                   6,381
                                                                   -------------
        Total deductions                                              1,191,968
                                                                   -------------
        Net increase                                                 10,426,689

Net assets available for benefits
Beginning of year                                                    35,374,746
                                                                   -------------
End of year                                                        $ 45,801,435
                                                                   =============









   The accompanying notes are an integral part of these financial statements.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

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

        Contributions
        The Sponsor makes contributions to the Plan at the discretion of the Sponsor's Board of Directors at a sum determined by the Board without regard to current and accumulated profits for the taxable year, for years ending with or within such Plan year. Participants may contribute up to 25% of their compensation pre-tax and 25% after-tax for a combined maximum of 50% of compensation any Plan year. Contributions are subject to certain limitations as prescribed by the IRS. Excess contributions to be returned to participants based on qualification testing totaled $142,684 and $162,700 for the years ended December 31, 2003 and 2002, respectively.

        Vesting
        Participant's account balances provided by Sponsor contributions and related allocated earnings become 40% vested after one year of service. Vesting percentages increase by 10% for each additional year, with full vesting after seven years of service.

        Account balances provided by participant contributions and allocated Plan earnings are always fully vested.

        Participant Accounts
        A separate account balance is maintained for each participant and is credited with participant contributions and allocations of Sponsor contributions, Plan earnings, and forfeitures of terminated participants' nonvested accounts. Allocations of Plan earnings are based on participants' daily account balances. Sponsor contributions and forfeitures are allocated based on annual compensation of participants. Unallocated forfeitures totalled $465,175 at December 31, 2003.

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

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

        Participants may elect to take early withdrawals of employer contributions if they have participated in the Plan for at least five years. Such early withdrawals will not result in suspension of allocations of Sponsor contributions.

        Participant Loans
        Participants may borrow a minimum of $1,000 from their accounts up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Participants may have no more than two loans outstanding at one time. Loans plus interest must be repaid within five years through payroll deductions. These loans bear interest at the prevailing prime rate at the loan inception date. The loans are collateralized by the vested balance in the participant's account.

2.      Summary of Significant Accounting Policies

        General
        The Plan prepares its financial statements under accounting principles generally accepted in the United States of America.

        Investment Valuation and Income Recognition
        The Plan's guaranteed interest account is valued at contract value. Insurance separate accounts are reported by Massachusetts Mutual Life Insurance Company (the "Trustee") at the fair value of the underlying investments. The pooled account invests solely in the common stock of Old Republic International ("ORI"), the ultimate parent of the Sponsor. The value of the pooled ORI common stock account is based on the underlying quoted market value of the ORI common stock. Participant loans are valued at unpaid principal balance, which approximates fair value. Net appreciation (depreciation) in fair value of investments includes unrealized and realized gains and losses. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

        Benefits and Withdrawals
        Benefits and  withdrawals  are recorded  when paid. At December 31, 2003
        and  2002,  there  were  no  significant   amounts  due  but  unpaid  to
        participants.

        Income Tax Status
        The Plan obtained its latest determination letter on April 3, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.

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

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

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



                                                       2003           2002
        Insurance company separate accounts at
          fair value
        Domestic equity subaccounts
          Large cap value                        $  2,472,478 *   $  1,808,112 *
          Small cap equity                          2,139,805 *      1,596,662 *
          Indexed equity                            2,072,008        1,453,749
          Small cap growth                            888,682          585,710
          Mid cap value                             1,261,717          152,922
          Large cap growth                            252,548           83,687
                                                 -------------    -------------
                                                    9,087,238        5,680,843
                                                 -------------    -------------
        Asset allocation subaccounts
          Balanced                                  2,458,256 *      1,700,224 *

        Fixed income subaccount
          Core bond                                 1,317,075        1,354,546
        Flexible equity subaccount
          Growth and income                           436,690          138,852
        International equity subaccount               847,093          475,249
        ORI common stock pooled account             5,107,879 *      3,902,478 *
        Participant loans                             795,822          602,882
                                                 -------------    -------------
                                                 $ 20,050,053     $ 13,855,075
                                                 =============    =============
        Investment at contract value
        Guaranteed interest fund                 $ 21,972,863 *   $ 17,924,476 *
                                                 =============    =============

        *Exceeds 5% of Plan assets at December 31, 2003 and 2002.

        The net appreciation in fair value of the Plan's investments for the year ended December 31, 2003, was $4,918,456.

The Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

4.      Guaranteed Interest Fund

        The Plan holds an investment contract with Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company maintains the contributions in a pooled account. The account is credited with earnings on the underlying investments, charges for Plan withdrawals, and a proportionate share of administrative expense charges by Massachusetts Mutual Life Insurance Company. The contract is included in the financial statements at contract value, (which represents contributions made under the contract, plus earnings, less withdrawals and administrative expenses) because it is considered fully benefit-responsive. For example, participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. There are no reserves against contract value for credit risk of the contract issuer or otherwise. The contract value of the investment contract at December 31, 2003 and 2002 was $21,972,863 and $17,924,476, respectively. The average yield and crediting rates ranged from 4.7% and 6.00% for 2003 and 2002. The crediting rate is based on an agreed-upon formula with the issuer, but cannot be less than 3%.

5.      Related Party Transactions

        Certain Plan investments are insurance separate accounts sponsored by Massachusetts Mutual Life Insurance Company. Massachusetts Mutual Life Insurance Company is the Trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Sponsor on behalf of the Plan for the investment management services amounted to $67,118 for the year ended December 31, 2003. Other Plan administrative expenses are also paid by the Sponsor.

6.      Plan Termination

        Although it has not expressed any intent to do so, the Sponsor has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

        In the event of Plan termination, participants would become 100% vested in their employer contributions.

7.      Reconciliation to Form 5500

        There are no reconciling items from these financial statements to the Plan's Form 5500 for the year ended December 31, 2003.

                              Supplemental Schedule

Republic Mortgage Insurance Company and Affiliated Companies
Profit Sharing Plan
Schedule H, line 4i - Schedule of Assets (Held at End of Year)
December 31, 2003
--------------------------------------------------------------------------------

                                                        Number
                                                         of
                                                        Units           Value

Insurance separate accounts
Domestic equity subaccount
  Large cap value                                       17,562     $  2,472,478
  Small cap equity                                       2,539        2,139,805
  Indexed equity                                         7,279        2,072,008
  Small cap growth                                       6,674          888,682
  Mid cap value                                          6,877        1,261,717
  Large cap growth                                       1,844          252,548
                                                                   -------------
                                                                      9,087,238

Asset allocation subaccount
  Balanced                                              21,597        2,458,256
Fixed income subaccount
  Core bond                                              1,008        1,317,075
Flexible equity subaccount
  Growth and income                                      7,680          436,690
International equity subaccount                          3,102          847,093
ORI common stock pooled account                        178,838        5,107,879
Guaranteed interest fund                               226,987       21,972,863
Participants loans                                                      795,822
                                                                   -------------
                                                                   $ 42,022,916
                                                                   =============

Note:  Historical cost not provided by the recordkeeper.