Form 10-K/A
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-06-24
CIK 74260

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


                                         OLD REPUBLIC INTERNATIONAL CORPORATION
                                         --------------------------------------
                                                      (Registrant)


Date: June 24, 2003                      By:   /s/ John S. Adams
      -------------                         -----------------------------------
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

                                  -------------

                           GREAT WEST CASUALTY COMPANY
                               PROFIT SHARING PLAN

                                  -------------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
                            307 NORTH MICHIGAN AVENUE
                             CHICAGO, ILLINOIS 60601

                           GREAT WEST CASUALTY COMPANY

                               PROFIT SHARING PLAN















                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL SCHEDULE
                 for the years ended December 31, 2003 and 2002

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN

                          Index to Financial Statements


--------------------------------------------------------------------------------

                                                                        Page No.

Report of Independent Registered Public Accounting Firm                    1

Financial Statements:
  Statements of Net Assets Available for Benefits at
    December 31, 2003 and 2002                                             2

  Statements of Changes in Net Assets Available for Benefits
    for the years ended December 31, 2003 and 2002                         3

Notes to Financial Statements                                            4 - 7

Supplemental Schedule:
  Schedule of Assets (Held at End of Year)                                 8


Note: Supplemental schedules required by the Employee Retirement Income Security Act of 1974 that have not been included herein are not applicable.

            Report of Independent Registered Public Accounting Firm




To the Participants and Administrator of the Great West Casualty Company Profit Sharing Plan:


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Great West Casualty Company Profit Sharing Plan (the "Plan") at December 31, 2003 and 2002, and the changes in net assets available for benefits for the year ended December 31, 2003 in confirmity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opnion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                /s/ PricwaterhouseCoopers LLP



June 22, 2004
Chicago, Illinois

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                          DECEMBER 31, 2003 AND 2002                                                            2
-----------------------------------------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                           2003          2002
                                                                                      ------------- -------------
ASSETS:

Investments, at fair value:
  Old Republic International Corporation common stock                                   $5,582,464    $3,863,575
  Pooled separate accounts                                                              22,012,240    15,091,701
  Participant loans                                                                      1,233,171       901,456
Investment, at contract value:
  CGLIC general account                                                                 17,662,263    17,286,025
                                                                                      ------------- -------------

Net assets available for benefits                                                      $46,490,138   $37,142,757
                                                                                      ============= =============


The accompanying notes are an integral part of these financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                                                  3
-----------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                                      ---------------------------
                                                                                           2003          2002
                                                                                      ------------- -------------
Additions:

Contributions:
 Employer                                                                               $3,005,941    $2,722,353
 Employee                                                                                1,610,463     1,377,321
                                                                                      ------------- -------------
     Total contributions                                                                 4,616,404     4,099,674
                                                                                      ------------- -------------

Investment Income:
 Interest from CGLIC general account                                                       552,935       735,677
 Dividends from ORI common stock                                                           225,611        83,698
 Net appreciation of ORI common stock                                                    1,345,475        47,555
 Net investment gain (loss) from pooled separate accounts                                4,300,289    (3,571,746)
 Interest from participant loans                                                            74,175        69,010
                                                                                      ------------- -------------
  Total investment income (loss)                                                         6,498,485    (2,635,806)
                                                                                      ------------- -------------
  Total additions                                                                       11,114,889     1,463,868
                                                                                      ------------- -------------

Deductions:
 Benefits paid to participants                                                           1,746,849     2,936,111
 Administrative expenses                                                                     7,574         6,117
 Participant loans                                                                          13,085        64,723
                                                                                      ------------- -------------
  Total deductions                                                                       1,767,508     3,006,951
                                                                                      ------------- -------------

  Net increase (decrease)                                                                9,347,381    (1,543,083)

Net assets available for benefits:
 Beginning of year                                                                      37,142,757    38,685,840
                                                                                      ------------- -------------
 End of year                                                                           $46,490,138   $37,142,757
                                                                                      ============= =============


The accompanying notes are an integral part of these financial statements.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                 4
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN

The following brief description of the Great West Casualty Company Profit Sharing Plan (the Plan) is provided for general information purposes only. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

(a) General

The Plan is a defined contribution profit-sharing plan sponsored by Great West Casualty Company (the Company), covering all eligible employees of the Company as well as its affiliates. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time.

(b) Contributions and Participant Accounts

Participants may contribute 1/2% to 15% of their annual wages to the Plan. In 2003 and 2002, the Company made matching contributions to the Plan equal to 25% of the first 6% of the employees' pre-tax contribution amount. Participants may elect to have their contributions invested in any one or more of fifteen separate investment funds. The Company may also contribute an additional nonmatching amount out of its current or accumulated profits, if any, as determined by the Company.

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

All employee and employer matching contributions are immediately 100% vested. Participants become fully vested in the value of the discretionary contributions after 6 years of credited service.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                 5
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF PLAN, Continued

(d) Payment of Benefits

On termination of service, retirement, or death a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2003 and 2002, include funds totaling $1,585,785 and $896,800, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

(e) Forfeitures

All forfeitures are segregated until the employee has attained a break in service totaling five years. At that time forfeitures are allocated pro-rata to each participant account according to their respective earnings for that year. There were unallocated assets of $1,134,307 and $1,189,695, respectively at December 31, 2003 and 2002, related to these forfeitures.

(f) Loans

Participants may elect to borrow from the Plan based upon specified conditions. A participant may have two outstanding loans at any time. Minimum single loan amount is $1,000. In no case shall the aggregate amount loaned to a participant exceed the lesser of the following: (a) $50,000 reduced by the excess of the highest outstanding balance of loans from the Plan during the one year period ending on the date before the date of the loan to the participant; or (b) 50% of the participant's vested interest. The interest rate on such loans is the prime rate as declared in the Wall Street Journal plus 1%. Principal and interest are repaid ratably through bi-weekly payroll deductions.

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                 6
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

The CGLIC general account and all related separate accounts are included in the financial statements at contract value, (which represent contributions made under the contract, plus earnings, less withdrawals and administrative expenses) because they are fully benefit responsive. For example, participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. There are no reserves against contract value for credit risk of the contract issuer or otherwise. The fair value of the investment contract at December 31, 2003 and 2002 was $17,662,263 and $17,286,025, respectively. The average yield and crediting interest rates were approximately 3.3% and 5.5% for 2003 and 2002, respectively. The crediting interest rate is based on an agreed-upon formula with the issuer and is evaluated every six months. Investment income is recorded on the accrual basis. Dividends on stocks are credited to income on the ex-dividend date. Realized investment gains and losses in the separate investment funds are recognized in the year of sale.

Old Republic International Corporation (ORI) common stock is stated at fair value based on quoted closing market value on the last business day of the year. The Plan presents in the statements of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of the ORI stock account, which consists of the realized gains or losses and the unrealized appreciation (depreciation) of this investment.

NOTE 3 - ASSETS GREATER THAN 5% OF PLAN ASSETS

Investments that represent 5% or more of plan assets are as follows:

                                                                                      December 31,
                                                                                   2003         2002
                                                                                   ----         ----
Pooled CIGNA Guaranteed Long-Term Account                                      $17,662,263  $17,286,025
Pooled CIGNA Stock Market Index Account                                          4,111,872    3,134,410
ORI Stock Account                                                                5,582,464    3,863,575
Pooled CIGNA Separate Account - Janus Worldwide Account                                  -    1,962,879
Pooled CIGNA Separate Account - Small Value I Berger                             3,196,493    2,265,084
Pooled CIGNA Separate Account - Large Value Levin & Co                           3,604,137    2,551,863
Pooled CIGNA Separate Account - Alliance Balanced CL Account                     3,001,549    2,314,641
Pooled CIGNA Separate Account - International Blend/Bank of Ireland              2,331,379            -

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

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS, Continued
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                 7
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

NOTE 6 -  RELATED PARTY TRANSACTIONS

The ORI stock account is invested in common or preferred stock of Old Republic International Corporation, the ultimate parent of the Company.

                 GREAT WEST CASUALTY COMPANY PROFIT SHARING PLAN
                              SUPPLEMENTAL SCHEDULE
                               DECEMBER 31, 2003                                                                             8
------------------------------------------------------------------------------------------------------------------------------

         Schedule H, Line 4i - Schedule of Assets (Held at End of Year)
         --------------------------------------------------------------

                                                                                                                 (e) Contract/
                                                                                                                     Current
(a)  (b) Identity of Issue                                         (c) Description                  (d) Cost          Value
---  ---------------------                                         ---------------                  --------         ------
 *   CIGNA Guaranteed Long-Term Account                            Long-term investment fund           **         $17,662,263
 *   CIGNA Stock Market Index Account                              Short-term investment fund          **           4,111,872
 *   ORI Stock Account                                             Common Stock                        **           5,582,464
 *   CIGNA Separate Account- Corporate Bond Fund                   Pooled separate account             **             883,946
 *   CIGNA Separate Account- Small Value I Berger                  Pooled separate account             **           3,196,493
 *   CIGNA Separate Account- LG Cap Value/John A. Levin & Co. Fund Pooled separate account             **           3,604,137
 *   CIGNA Separate Account- Alliance Balanced Shares Fund         Pooled separate account             **           3,001,549
 *   CIGNA Separate Account- Oakmark Select Fund                   Pooled separate account             **           1,101,729
 *   CIGNA Separate Account- Mid Cap Growth/Artisan Partners       Pooled separate account             **           1,253,336
 *   CIGNA Separate Account- Small Cap Growth/TimesSquare Fund     Pooled separate account             **             386,883
 *   CIGNA Separate Account- Lifetime 20                           Pooled separate account             **              86,044
 *   CIGNA Separate Account- Lifetime 30                           Pooled separate account             **             129,804
 *   CIGNA Separate Account- Lifetime 40                           Pooled separate account             **             656,010
 *   CIGNA Separate Account- Lifetime 50                           Pooled separate account             **             233,129
 *   CIGNA Separate Account- Lifetime 60                           Pooled separate account             **             130,449
 *   CIGNA Separate Account- LG Cap Growth/Moran Stanley           Pooled separate account             **             905,480
 *   CIGNA Separate Account- International Blend/Bank of Ireland   Pooled separate account             **           2,331,378
 *   Participants Loans                                            Participant loans, interest rates
                                                                   range from 5.00% to 10.50%                       1,233,171
                                                                                                                   ==========

*Party in interest
**Cost data has been omitted as all investments are participant directed.

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


                                 GREAT WEST CASUALTY COMPANY
                                 PROFIT SHARING PLAN, Registrant


                                 By, /s/ Hugh H. Fugleberg
                                     ------------------------------------------
                                     Hugh H. Fugleberg, Plan Committee Member

                                 By, /s/ Vickie Hirchert
                                     ------------------------------------------
                                     Vickie Hirchert, Plan Committee Member

                                 By, /s/ R. S. Rager
                                     ------------------------------------------
                                     R. Scott Rager, Plan Committee Member

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


Dated: March 16, 2004