Form 10-K/A
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-06-25
CIK 74260

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


                                 AMENDMENT NO. 2
                                              ---

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements,  exhibits or other  portions  of its ANNUAL  REPORT FOR 2003 on Form
                                                 -----------------------
10-K as set forth in the pages attached hereto: (List all such items,  financial
----
statements, exhibits or other portions amended).



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




Date: June 25, 2003                       By:      /s/ John S. Adams
                                             ----------------------------------
                                                       (Signature)
                                                    John Stuart Adams
                                                  Senior Vice President,
                                                 Chief Financial Officer






                                 Total Pages: 18
                                 ---------------

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



                           THE OLD REPUBLIC INTERNATIONAL CORPORATION EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                           (Registrant)




                           By:  /s/ A. C. Zucaro
                              -------------------------------------------------
                              A. C. Zucaro, Member of the
                              Administration Committee


Date:  June 25, 2004

         OLD REPUBLIC INTERNATIONAL CORPORATION
         EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

         REPORT ON AUDITS OF FINANCIAL STATEMENTS  AND
            SUPPLEMENTAL SCHEDULES

         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES







                                                                          Pages
                                                                          -----

Report of Independent Registered Public Accounting Firm                     1

Financial Statements:

   Statements of Net Assets Available for Benefits as of
    December 31, 2003 and 2002                                              2

   Statements of Changes in Net Assets Available for Benefits for the
    years ended December 31, 2003 and 2002                                  3

   Notes to Financial Statements                                           4-9

Supplemental Schedules:

    Schedule of Assets at End of Year                                       10

    Schedule of Reportable Transactions                                     11

    Schedule of Delinquent Participant Contributions                        12












Note
----
Supplemental schedules required by the Employee Retirement Income Security Act of 1974, as amended, that have not been included herein are not applicable.

             Report of Independent Registered Public Accounting Firm



To the Participants and the Administration Committee of the Old Republic International Corporation
   Employees Savings and Stock Ownership Plan



In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of Old Republic International Corporation Employees Savings and Stock Ownership Plan (the "Plan") at December 31, 2003 and 2002, and the changes in net assets available for benefits for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                /s/ PricewaterhouseCoopers LLP




Chicago, Illinois
June 22, 2004

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                        As of December 31, 2003 and 2002
                        --------------------------------

                                                                              2003
                                                 ---------------------------------------------------------------
                                                    Participant         Non-Participant
                                                      Directed              Directed               Combined
                                                      Account               Account                Account
                                                 -----------------    -------------------    -------------------
ASSETS
Investments, at fair value:
  Old Republic International Corporation
        Common shares                            $        -           $      246,287,072     $      246,287,072
  Mutual funds                                        106,730,821                -                  106,730,821
                                                 -----------------    -------------------    -------------------
                                                      106,730,821            246,287,072            353,017,893

Contributions receivable:
  Employers                                               -                    5,531,530              5,531,530
  Employees                                               -                      -                      -
                                                 -----------------    -------------------    -------------------
                                                 $    106,730,821     $      251,818,602     $      358,549,423
                                                 =================    ===================    ===================

LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Unpaid anti-discrimination refunds               $      1,376,228     $          -           $        1,376,228
Unpaid administrative expenses                            -                        5,842                  5,842
                                                 -----------------    -------------------    -------------------
  Total liabilities                                     1,376,228                  5,842              1,382,070
                                                 -----------------    -------------------    -------------------

Net assets available for plan benefits:
  Allocated to participants                           105,354,593            251,812,760            357,167,353
                                                 -----------------    -------------------    -------------------
  Total net assets available for plan benefits        105,354,593            251,812,760            357,167,353
                                                 -----------------    -------------------    -------------------
                                                 $    106,730,821     $      251,818,602     $      358,549,423
                                                 =================    ===================    ===================

The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                        As of December 31, 2003 and 2002
                        --------------------------------

                                                                      2002
                                                 ------------------------------------------------------------
                                                    Participant         Non-Participant
                                                      Directed             Directed              Combined
                                                      Account               Account              Account
                                                 -----------------    ------------------    -----------------
ASSETS
Investments, at fair value:
  Old Republic International Corporation
        Common shares                            $        -           $     180,793,564     $    180,793,564
  Mutual funds                                         82,995,048               -                 82,995,048
                                                 -----------------    ------------------    -----------------
                                                       82,995,048           180,793,564          263,788,612

Contributions receivable:
  Employers                                               -                   5,052,584            5,052,584
  Employees                                               513,261               -                    513,261
                                                 -----------------    ------------------    -----------------
                                                 $     83,508,309     $     185,846,148     $    269,354,457
                                                 =================    ==================    =================

LIABILITIES AND NET ASSETS AVAILABLE
  FOR PLAN BENEFITS
Unpaid anti-discrimination refunds               $      1,167,678     $         -           $      1,167,678
Unpaid administrative expenses                            -                       6,521                6,521
                                                 -----------------    ------------------    -----------------
  Total liabilities                                     1,167,678                 6,521            1,174,199
                                                 -----------------    ------------------    -----------------

Net assets available for plan benefits:
  Allocated to participants                            82,340,631           185,839,627          268,180,258
                                                 -----------------    ------------------    -----------------
  Total net assets available for plan benefits         82,340,631           185,839,627          268,180,258
                                                 -----------------    ------------------    -----------------
                                                 $     83,508,309     $     185,846,148     $    269,354,457
                                                 =================    ==================    =================

The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                 for the years ended December 31, 2003 and 2002
                 ----------------------------------------------

                                                                             2003
                                                 ---------------------------------------------------------------
                                                    Participant         Non-Participant
                                                      Directed              Directed               Combined
                                                      Account               Account                 Account
                                                 -----------------    -------------------    -------------------
Additions:
  Employer contributions                         $        -           $        5,534,394     $        5,534,394
  Employee contributions                               13,525,098                -                   13,525,098
  Interfund transfers                                   2,936,763             (2,936,763)               -
  Interest income                                         -                      -                      -
  Dividend income                                       1,837,073             10,573,147             12,410,220
  Net appreciation (depreciation) in
        fair value of investments                      15,460,922             64,943,101             80,404,023

                                                 -----------------    -------------------    -------------------
                                                       33,759,856             78,113,879            111,873,735
                                                 -----------------    -------------------    -------------------

Deductions:
  Termination and withdrawal benefits                   9,314,953             12,026,742             21,341,695
  Anti-discrimination refunds                           1,376,228                -                    1,376,228
  Administrative expenses                                  54,713                114,004                168,717
                                                 -----------------    -------------------    -------------------
                                                       10,745,894             12,140,746             22,886,640
                                                 -----------------    -------------------    -------------------

NET ADDITIONS (DEDUCTIONS)                             23,013,962             65,973,133             88,987,095

  Net assets available for plan benefits,
        beginning of year                              82,340,631            185,839,627            268,180,258
                                                 -----------------    -------------------    -------------------

  NET ASSETS AVAILABLE FOR PLAN
        BENEFITS, END OF YEAR                    $    105,354,593     $      251,812,760     $      357,167,353
                                                 =================    ===================    ===================

     The accompanying notes are an integral part of the financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                 for the years ended December 31, 2003 and 2002
                 ----------------------------------------------

                                                                             2002
                                                 ------------------------------------------------------------
                                                    Participant         Non-Participant
                                                      Directed             Directed              Combined
                                                      Account              Account               Account
                                                 -----------------    ------------------    -----------------
Additions:
  Employer contributions                         $        -           $       5,002,586     $      5,002,586
  Employee contributions                               12,653,993               -                 12,653,993
  Interfund transfers                                   4,300,572            (4,300,572)             -
  Interest income                                         -                         181                  181
  Dividend income                                       1,722,790             4,141,335            5,864,125
  Net appreciation (depreciation) in
        fair value of investments                     (11,878,578)              966,090          (10,912,488)

                                                 -----------------    ------------------    -----------------
                                                        6,798,777             5,809,620           12,608,397
                                                 -----------------    ------------------    -----------------

Deductions:
  Termination and withdrawal benefits                   9,865,957            15,978,796           25,844,753
  Anti-discrimination refunds                           1,167,678               -                  1,167,678
  Administrative expenses                                  58,570               123,891              182,461
                                                 -----------------    ------------------    -----------------
                                                       11,092,205            16,102,687           27,194,892
                                                 -----------------    ------------------    -----------------

NET ADDITIONS (DEDUCTIONS)                             (4,293,428)          (10,293,067)         (14,586,495)

  Net assets available for plan benefits,
        beginning of year                              86,634,059           196,132,694          282,766,753
                                                 -----------------    ------------------    -----------------

NET ASSETS AVAILABLE FOR PLAN
        BENEFITS, END OF YEAR                    $     82,340,631     $     185,839,627     $    268,180,258
                                                 =================    ==================    =================

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

          Necessary   reclassifications  are  made  in  prior  period  financial statements whenever necessary to conform to current presentation.

     B.   General
          -------

          The Plan is a defined contribution plan covering a majority of employees of the Corporation and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Employees become participants in the Plan on the first January 1, they are employees and they elect to make contributions to the Plan.

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

          Participants direct the investment of their contributions into various mutual funds offered by the Plan, of which there are currently twenty.

          The Company matching contribution is based on the following formula:

          Percentage of          If the percentage increase in the Corporation's
          Recognized Compen-     average operating earnings per share for the
          sation Contributed     most  recent five year period is:
          ------------------     -----------------------------------------------
                                 Less Than    6.00%   9.01%    15.01%    Over
                                    6%        to 9%   to 15%   to 20%     20%
                                 ---------   ------   ------   ------   ------
                                 The Resulting Employer Matching Contribution
                                 on the First 6% of Employee Savings Will Be:
                                 -----------------------------------------------
              1.00%                 30%        40%      65%      100%     140%
          1.01 to 2.00%             28%        38%      63%      98%      138%
          2.01 to 3.00%             26%        36%      61%      96%      136%
          3.01 to 4.00%             24%        34%      59%      94%      134%
          4.01 to 5.00%             22%        32%      57%      92%      132%
          5.01 to 6.00%             20%        30%      55%      90%      130%
          6.01 to 15.00%            None       None     None     None     None
                                 -----------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               -------------------

1.   Description of Plan, Continued
     ------------------------------

          o The percentage increase in the Corporation's average operating earnings per share is obtained by comparing the average diluted operating earnings per share for the Corporation for the five years ending with the calculation year, with the same average for the five years ending the year prior to the calculation year. Operating earnings per share are equal to net income per share exclusive of realized capital gains or losses and extraordinary items and income taxes applicable thereto.

          Company matching contributions are allocated on December 31, and a Plan participant receives a matching contribution only if:

          o  the Companies meet certain minimum profit objectives;
          o the participant completes 1,000 or more hours of service during the year; and
          o the participant is employed by one of the Companies on December 31 of that year, died or became fully disabled during the year, or retired during the year after attaining age 65.

          Additional amounts from consolidated annual net profits after taxes or accumulated earnings as the Board of Directors of the Companies may determine from time to time may be added to the contributions resulting from the above formula. The amount of the Companies' contributions are subject to the following limitations:

          o No contribution shall be made if the Companies' consolidated annual net profit before extraordinary items and taxes is less than $2,500,000.
          o No contribution shall be made by any Employer for any fiscal year which exceeds the maximum amount currently deductible by that Employer under section 404 of the Internal Revenue Code.
          o No contribution shall be made by any Employer for any fiscal year which would cause its total contribution to exceed the amount of its annual net profit before taxes and its accumulated earnings.

     D.   Employee Account
          ----------------

          When a plan participant makes employee contributions, the contributions are allocated to the mutual fund(s) designated by the participant. These funds constitute the participants Employee Account (Participant Directed Account). Earnings inure to each plan participant's Employee Account on a daily basis, based upon the performance of the mutual fund(s) that the plan participant selected. Following termination of service for any reason, a plan participant receives all amounts in his/her Employee Account.

          Participants may make in-service withdrawals from their Employee Account no more than twice during a plan year. The minimum amount of an in-service withdrawal shall be the lower of $500 or the balance of the Participant's Employee Account as of the last day of the prior plan year. A participant may not withdraw contributions made during the year of withdrawal as an in-service withdrawal.

     E.   Company Account
          ---------------

          Each year, the matching contributions and any discretionary contributions are allocated to the Company Account (Non-participant Directed Account) of plan participants. If a plan participant terminates service with the Companies, the amount that he/she receives from his/her Company Account depends upon his/her vested interest in such account. A plan participant vests in his/her Company Account based on his/her "Years of Service," over a six year period.

          A plan participant earns a Year of Service for each calendar year during which he/she completes 1,000 or more hours of service for the Companies. However, a plan participant will become 100% vested in his/her

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               -------------------

1.   Description of Plan, Continued
     ------------------------------

          Company Account prior to six years of service if:

          o  the plan participant has reached age 65, or
          o  termination is caused by death, or
          o termination is caused by total and permanent disability which renders the employee incapable of performing satisfactory service for the Companies.

          Upon meeting any of the above, the participant may elect to receive his/her benefits in the form of cash or Old Republic International Corporation common shares (Company stock). If a participant elects a cash distribution of his/her Company Account, both his/her Company Account and Employee Account may, at the election of the participant, be paid:

          o  in one lump sum, or
          o in a direct rollover to an eligible retirement plan specified by the participant, or
          o in substantially equal annual or more frequent installments paid over a reasonable period of time not to exceed the life expectancy of the participant or the joint life expectancy of the participant and his/her spouse or designated beneficiary.

          The amount a plan participant receives from his/her Company Account is also affected by forfeitures and earnings. If a plan participant terminates service prior to full vesting, the non-vested portion of his/her Company Account is forfeited. Forfeited amounts are re-allocated to remaining participants who made employee contributions, completed 1,000 or more hours of service for the Companies during the year, and are employed by the Companies on December 31 or terminated service due to retirement on or after age 65, death, or total and permanent disability. Forfeitures are allocated based upon the ratio of the plan participant's recognized compensation to the recognized compensation of all eligible plan participants. Forfeitures allocated in the 2003 and 2002 plan years were $66,409 and $2,720,864, respectively.

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

          The  following   table  shows  what   percentage  of  a  participant's
          cumulative Company Account can be diversified:

          For the Following Plan Year
          During the Election Period
          ---------------------------

          First Plan Year                                   25.0%
          Second Plan Year                                  25.0%
          Third Plan Year                                   25.0%
          Fourth Plan Year                                  25.0%
          Fifth Plan Year                                   50.0%
          Sixth Plan Year                                   57.5%
          Seventh Plan Year                                 65.0%
          Eighth Plan Year                                  72.5%
          Ninth Plan Year                                   80.0%
          Tenth Plan Year                                   87.5%
          Eleventh Plan Year                                95.0%
          Twelfth Plan Year                                100.0%

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

     C.   Investment Valuation and Income Recognition
          -------------------------------------------

          The Plan's investments are stated at fair value. Shares of mutual funds are valued at the net asset value of shares held by the Plan at the valuation date. Old Republic International Corporation common shares (Company Stock) are traded on a national securities exchange and are valued at the last reported sales price on the last business day of the year.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               -------------------

3.   Investments
     -----------

          The following presents investments, the fair value of which are 5 percent or more of Plan assets at December 31:

                                                                           2003                 2002
                                                                     ----------------     ----------------
          Mutual Funds:
            Fidelity Short-term Bond Fund                              $ 20,227,405         $ 20,724,891
          Old Republic International
            Corporation Common
            Stock (9,711,635 and
            9,685,370** shares,
            respectively)                                               246,287,072*         180,793,564*

          *  Non-participant directed.
          ** Adjusted to reflect a 3 for 2 Stock Dividend effective December 30, 2003.

          Net appreciation (depreciation) in the fair value of investments is broken down as follows for the years ended December 31:

                                                                          2003                 2002
                                                                     ----------------     ----------------
          Old Republic International Corporation Common Stock          $ 64,943,101            $ 966,090
          Mutual funds                                                   15,460,922          (11,878,578)
                                                                     ----------------     ----------------
                                                                       $ 80,404,023        $ (10,912,488)
                                                                     ================     ================

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

          Fidelity Investments Institutional Services Company, Inc. (Fidelity Investments), a subsidiary of FMR Corporation, is the Plan's custodian, record keeper and provider of educational information to plan participants. All mutual funds are managed by subsidiaries of FMR Corporation, which make FMR Corporation a party in interest. Fees paid to Fidelity Investments for custodianship, transaction and maintenance are not material.


5.   Termination Priorities
     ----------------------

          Although the Corporation does not have plans to terminate, the Corporation reserves the right, either with or without formal action, to terminate the Plan. Each Employer reserves the right to permanently discontinue its contributions to the Plan. In the event that an Employer permanently discontinues its contributions to the Plan, or the Corporation terminates the Plan, or the Plan is partially terminated under operation of law, the accounts of the affected participants shall be fully vested and non-forfeitable. In addition, because the Plan is a defined contribution plan and not a defined benefit plan, no termination priorities apply to the Plan under ERISA.

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

                             SUPPLEMENTAL SCHEDULES


OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS & STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE H, LINE 4i-SCHEDULE OF ASSETS (HELD AT END OF YEAR)
DECEMBER 31, 2003

                                                                         (c)
                                                  DESCRIPTION OF INVESTMENT INCLUDING MATURITY DATE,
                                                  RATE OF INTEREST, COLLATERAL, SHARES, PAR OR MATURITY VALUE
                                                  --------------------------------------------------------------------------------
              (b)                                               RATE OF                    SHARES, PAR,                      (e)
       IDENTITY OF ISSUE, BORROWER,                 MATURITY   INTEREST                    OR MATURITY        (d)          CURRENT
(a)    LESSOR, OR SIMILAR PARTY                       DATE     DIVIDENDS   COLLATERAL        VALUE            COST          VALUE
       ---------------------------------------    ------------------------------------------------------  ------------  ------------
MUTUAL FUNDS:
  FIDELITY FUND                                       N/A      VARIABLE       N/A           319,605 sh         **          8,974,496
  FIDELITY EQUITY-INCOME FUND                         N/A      VARIABLE       N/A           224,296 sh         **         11,158,716
  FIDELITY INVESTMENT GRADE BOND FUND                 N/A      VARIABLE       N/A           292,082 sh         **          2,205,221
  FIDELITY INTERMEDIATE TERM BOND FUND                N/A      VARIABLE       N/A           280,331 sh         **          2,988,329
  FIDELITY CAPITAL & INCOME FUND                      N/A      VARIABLE       N/A           140,155 sh         **          1,129,652
  FIDELITY VALUE FUND                                 N/A      VARIABLE       N/A           165,353 sh         **         10,263,470
  FIDELITY CASH RESERVES                              N/A      VARIABLE       N/A         6,894,596 sh         **          6,894,596
  SPARTAN MARKET INDEX FUND                           N/A      VARIABLE       N/A           127,873 sh         **          9,795,108
  FIDELITY AGGRESSIVE GROWTH FUND                     N/A      VARIABLE       N/A           267,572 sh         **          3,994,852
  FIDELITY DIVERSIFIED INTERNATIONAL FUND             N/A      VARIABLE       N/A           238,651 sh         **          5,756,254
  FIDELITY DIVIDEND GROWTH FUND                       N/A      VARIABLE       N/A           581,620 sh         **         15,878,235
  FIDELITY SMALL CAP INDEPENDENCE FUND                N/A      VARIABLE       N/A             8,102 sh         **            145,359
  FIDELITY MID-CAP STOCK FUND                         N/A      VARIABLE       N/A           260,307 sh         **          5,614,830
  FIDELITY FREEDOM INCOME FUND                        N/A      VARIABLE       N/A            17,471 sh         **            193,755
  FIDELITY FREEDOM 2000 FUND                          N/A      VARIABLE       N/A            25,879 sh         **            304,850
  FIDELITY FREEDOM 2010 FUND                          N/A      VARIABLE       N/A            59,659 sh         **            776,761
  FIDELITY FREEDOM 2020 FUND                          N/A      VARIABLE       N/A            21,031 sh         **            273,824
  FIDELITY FREEDOM 2030 FUND                          N/A      VARIABLE       N/A             9,739 sh         **            126,122
  FIDELITY SHORT-TERM BOND FUND                       N/A      VARIABLE       N/A         2,237,545 sh         **         20,227,404
  FIDELITY FREEDOM 2040 FUND                          N/A      VARIABLE       N/A             3,834 sh         **             28,987
                                                                                                                        ------------
                                                                                                                         106,730,821
                                                                                                                        ------------
EMPLOYER SECURITIES:
  OLD REPUBLIC INTERNATIONAL CORP.:
    COMMON STOCK                                      N/A        N/A          N/A         9,711,635 sh     $64,208,767   246,287,072
                                                                                                          ============  ------------


  TOTAL INVESTMENTS HELD                                                                                                $353,017,893
                                                                                                                        ============

Note:
-----
All parties above are "Parties in Interest"
** Participant directed funds.

OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE H, LINE 4j-SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
------------------------------------------------------------------

                                                                                                              (h)
                                                                                 (f)                      Current Value
                                              (c)           (d)      (e)       Expense          (g)        of Asset on       (i)
           (a)           (b)                Purchase      Selling   Lease    Incurred with    Cost of      Transaction     Net Gain
Identity of Party or Investment Involved     Price         Price    Rental    Transaction      Asset          Date         or Loss
----------------------------------------     -----         -----    ------    -----------      -----          ----         -------
               Description of Asset
               --------------------
Purchases of Investments
------------------------
           Old Republic International
               Corporation Common Stock
               (736,559 shares)           $15,705,005       N/A       N/A         N/A       $15,705,005   $15,705,005        -

Sales of Investments
--------------------
           Old Republic International
               Corporation Common Stock
               (710,293 shares)            $4,156,160   $15,154,598   N/A         N/A        $4,156,160   $15,154,598    $10,998,438


Notes: This schedule lists all non-participant directed transactions or series of transactions which aggregate in excess of 5% of the Fund assets at the beginning of the current year, as required by the Department of Labor.
Old Republic International Corporation is a "Party in Interest."

OLD REPUBLIC INTERNATIONAL CORPORATION
   EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN
FORM 5500-ANNUAL RETURN/REPORT OF EMPLOYEE BENEFIT PLAN
SCHEDULE H, PART IV-TRANSACTIONS DURING THE PLAN YEAR
            LINE 4a: SCHEDULE OF DELINQUENT PARTICIPANT CONTRIBUTIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------------------

                       PARTICIPANT CONTRIBUTIONS                                   TOTAL THAT CONSTITUTE
                       TRANSFERRED LATE TO PLAN @                           NONEXEMPT PROHIBITED TRANSACTIONS @

                                 $8,375                                                   $8,375
               ===========================================       ==========================================================



          @ -  THE ABOVE CONTRIBUTIONS WERE CORRECTED OUTSIDE VFCP DURING 2003.









Notes:
This schedule lists all nonexempt transactions subject to reporting in Schedule H, Line 4a of Form 5500.