Form 10-K/A
period 2003-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-06-29
CIK 74260

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



Date: June 28, 2004                     By:        /s/ John S. Adams
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



                 For The Years Ended December 31, 2003 and 2002


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




  Dated:  June 28, 2004

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

             Report of Independent Registered Public Accounting Firm


To the Participants and Administrator of the Bituminous 401(k) Savings Plan:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Bituminous 401(k) Savings Plan (the "Plan") at December 31, 2003 and 2002, and the changes in net assets available for benefits for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) as of December 31, 2003 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                /s/ PricewaterhouseCoopers LLP



Chicago, Illinois
June 28, 2004

                         BITUMINOUS 401(k) SAVINGS PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           December 31, 2003 and 2002




                                                                             2003              2002
ASSETS                                                                       ----              ----
Investments, at fair value:
         Old Republic International Corporation common stock              $6,444,652        $4,935,427
         Pooled separate accounts                                         12,537,950         9,751,089
         Participant loans                                                   379,906           306,128
                                                                         ------------      ------------
Net assets available for benefits                                        $19,362,508       $14,992,644
                                                                         ============      ============






The accompanying notes are an integral part of these financial statements.

                         BITUMINOUS 401(k) SAVINGS PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR BENEFITS
                 For the years ended December 31, 2003 and 2002




                                                                             2003              2002
                                                                             ----              ----
Additions:

Contributions:
         Employer                                                           $221,089          $192,123
         Employee                                                          1,116,857         1,004,889
         Rollover                                                             43,555            16,946
                                                                         ------------      ------------
            Total contributions                                            1,381,501         1,213,958
                                                                         ------------      ------------

Investment income (loss):
         Dividends from ORI common stock                                     273,568           117,816
         Net investment gain (loss) from pooled separate accounts          1,848,701        (1,355,807)
         Net appreciation of common stock                                  1,623,735            68,038
         Interest from participant loans                                      21,130            23,855
                                                                         ------------      ------------
            Total investment income (loss)                                 3,767,134        (1,146,098)
                                                                         ------------      ------------



            Total additions                                                5,148,635            67,860
                                                                         ------------      ------------

Deductions:
         Benefits paid to participants                                       765,291           833,969
         Administrative expenses                                               8,886             8,841
         Participant loans distributed                                         4,594             6,186
                                                                         ------------      ------------
            Total deductions                                                 778,771           848,996
                                                                         ------------      ------------

            Net increase (decrease)                                        4,369,864          (781,136)

Net assets available for benefits:
         Beginning of year                                                14,992,644        15,773,781
                                                                         ------------      ------------
         End of year                                                     $19,362,508       $14,992,644
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

        B.   Contributions

        Participants may contribute up to 12 percent of their annual compensation on a before-tax basis. The Company provides a matching contribution equal to 25 percent of the participant's contribution on the first 6 percent of earnings. Participants may elect to have their voluntary contributions invested in any one or more of the ten Pooled Separate Accounts as well as the ORI Stock Account. Company matching contributions are invested in the same manner as participant's have elected for their contributions.

        C.   Participant Accounts

        Each participant's account is credited with the participant's contributions, an allocation of the Company's contribution and Plan earnings. The Pooled Separate Accounts are each divided into units of participation. When an amount is allocated or transferred to the Pooled Separate Accounts, the number of units is increased and when an amount is withdrawn from the Pooled Separate Accounts, the number of units is decreased. Such increase or decrease in the number of units is determined by dividing the amount allocated to or withdrawn from the Pooled Separate Accounts by the then current Pooled Separate Account unit value. Cash dividends received with respect to Old Republic International Corporation ("ORI") stock previously credited to participants shall be applied to purchase additional shares of ORI stock in the ORI Stock Account. Such dividends and the additional shares (including fractional shares) subsequently purchased with the dividends shall be allocated and credited to the accounts of participants, pro rata, according to the shares (including fractional shares) credited to the accounts of participants on the applicable dividend record date. Any ORI stock received as a stock split or stock dividend or as a result of a reorganization or recapitalization of ORI shall be allocated and credited to the accounts of participants in proportion to the ORI stock previously credited to their accounts.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.      Description of Plan (continued)

        D.   Vesting

        Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are immediately vested in the remainder of their accounts upon death, disability, attainment of normal retirement age or based on the participant's number of years of service using the following table for the years ended December 31, 2003 :

                       Years of Service             Vested Percentage
                         Fewer than 1                        0%
                              1                             10%
                              2                             20%
                              3                             40%
                              4                             60%
                              5                             80%
                          6 or More                        100%


        E.   Payment of Benefits

        On termination of service, retirement, or death, a participant or his/her beneficiary may elect to leave funds in the Plan or receive either a single-sum payment or purchase of a single premium life annuity contract. Net assets at December 31, 2003 and 2002, include funds totaling $2,827,863 and $2,599,793, respectively, which represent the account balance of retired and terminated participants who have elected to leave the funds in the Plan upon retirement or termination.

        F.   Forfeitures

        All forfeitures are segregated annually. At that time, forfeitures are used as an offset to the Company's matching contribution. There were unallocated assets of $0 and $14,708 at December 31, 2003 and 2002, respectively, related to these forfeitures.

        G.   Participant Loans

        Participants may elect to borrow from their accounts a maximum amount equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment account from (to) the Participant Loans account. Loan terms shall not extend beyond five years. The loans are secured by the balance in the participant's account and bear interest at a rate which is based on the prevailing prime rate as published in The Wall Street Journal on the first business day of the month in which the loan is made plus one percentage point. Interest rates range from 5.00 percent to 10.50 percent. Principal and interest are paid ratably through bi-weekly payroll deductions.

        H.   Administrative Expenses

        It is the policy of the Company to provide administrative support to the Plan and to pay for certain administrative and trustee fees.

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

        C.   Risks and Uncertainties

        The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, or other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in risks in the near term could materially affect participants' account balances and the amounts reported in the statement of net assets available for benefits and the statement of changes in net assets available for benefits.

        D.   Investments

        ORI stock is stated at the closing market value on the last business day of the year.

        The Plan has a group annuity contract with Connecticut General Life Insurance Company (CGLIC), where CGLIC maintains contributions in a contract holder's account and such contributions are allocated to ten Pooled Separate investment funds according to participant elections. The accounts are credited with earnings on the underlying investments and charged for Plan benefits paid and deductions for investment expenses, risk, profit and annual management fees charged by CGLIC. The Pooled Separate Accounts are included in the financial statements at fair value at December 31, 2003 and 2002, as reported to the Plan by CGLIC. Realized investment gains and losses in the Pooled Separate investment funds are recognized in the year of sale.

                         BITUMINOUS 401(k) SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS

3.      Assets Greater Than 5% of Plan Assets

        Investments that represent 5% or more of plan assets at December 31, 2003 and 2002, are as follows:

                                                                              December 31,
                                                                          2003           2002
                                                                          ----           ----
               CIGNA S&P 500 Index                                     $1,651,106     $1,137,295
               TimesSquare Short-term Bond Fund                         3,413,406      3,391,837
               CIGNA Balanced I Fund / Wellington Management Co.        1,614,716      1,309,991
               CIGNA Large Cap Value/John A. Levin & Co. Fund           1,562,673      1,045,037
               ORI Stock Account                                        6,444,652      4,935,427
               CIGNA Small Cap Value/Perkins, Wolf, McDonnell Fund      1,144,596         -

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


6.      Related-Party Transactions

        The ORI stock account is invested in common or preferred stock of ORI, the ultimate parent of the Company.


                         BITUMINOUS 401(K) SAVINGS PLAN
                              SUPPLEMENTAL SCHEDULE


                               SCHEDULE H, LINE 4I
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                December 31, 2003



                                                Description of investment                   Contract/
Identity of issue                                including interest rate                  current value
-----------------                             -----------------------------              ---------------
CIGNA S&P 500 Index                           Pooled separate account                        $1,651,105

TimesSquare Short-term                        Pooled separate account                         3,413,406
Bond Fund

CIGNA Balanced I Fund /                       Pooled separate account                         1,614,716
Wellington Management Co.

CIGNA Large Cap Growth /                      Pooled separate account                           568,509
Goldman Sachs Fund

CIGNA Large Cap Value /                       Pooled separate account                         1,562,673
John A. Levin & Co. Fund

CIGNA Small Cap Value /                       Pooled separate account                         1,144,596
Perkins, Wolf, McDonnell Fund

CIGNA Small Cap Growth /                      Pooled separate account                           754,099
TimesSquare Fund

CIGNA Global Value /                          Pooled separate account                           283,244
Morgan Stanley Fund

State Street Global Advisors                  Pooled separate account                           716,694
Intermediate Bond Account

INVESCO Dynamics Account                      Pooled separate account                           828,908

ORI Stock Account *                           Common stock                                    6,444,652

                                              Participant loans, interest
                                              rates range from
                                              5.00% to 10.50%                                   379,906
                                                                                         ---------------
                                                                                            $19,362,508
                                                                                         ===============

* Party in interest