Form 10-Q
period 2004-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-08-06
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange
    Act of 1934 for the quarterly period ended: June 30, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission File Number: 001-10607
                        ---------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       No. 36-2678171
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois                60601
---------------------------------------------  ---------------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes:_X_/ No:___



                                                    Shares Outstanding
          Class                                        June 30, 2004
---------------------------                  -----------------------------------
Common Stock / $1 par value                             182,131,947
















                        There are 29 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2004

                                      INDEX
--------------------------------------------------------------------------------


                                                                      PAGE NO.
                                                                      --------


PART I  FINANCIAL INFORMATION:

          CONSOLIDATED SUMMARY BALANCE SHEETS                            3

          CONSOLIDATED SUMMARY STATEMENTS OF INCOME                      4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                5

          CONSOLIDATED STATEMENTS OF CASH FLOWS                          6

          NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS           7 - 12

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
               RESULTS OF OPERATIONS                                  13 - 25

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     26

          CONTROLS AND PROCEDURES                                       26

PART II OTHER INFORMATION                                               27

SIGNATURE                                                               28

EXHIBIT INDEX                                                           29

Old Republic International Corporation and Subsidiaries
Consolidated Summary Balance Sheets (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     June 30,          December 31,
                                                                                                       2004               2003
                                                                                                  ---------------    ---------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $5,827.4 and $5,463.9).....................       $      5,968.5     $      5,741.1
Equity securities (at fair value)(cost: $440.2 and $439.2).................................                503.9              513.5
Short-term investments (at fair value which approximates cost).............................                405.0              403.9
Miscellaneous investments..................................................................                 56.4               53.2
                                                                                                  ---------------    ---------------
    Total..................................................................................              6,933.9            6,711.8
Held to maturity: Miscellaneous investments................................................                 13.4                8.5
                                                                                                  ---------------    ---------------
    Total investments......................................................................              6,947.4            6,720.4
                                                                                                  ---------------    ---------------

Other Assets:
Cash.......................................................................................                 53.7               47.2
Accrued investment income..................................................................                 83.4               81.5
Accounts and notes receivable..............................................................                602.7              564.4
Federal income tax recoverable: Current....................................................                  -                 15.9
Reinsurance balances and funds held........................................................                 77.0               69.9
Reinsurance recoverable: Paid losses.......................................................                 49.8               55.9
                         Policy and claim reserves.........................................              1,726.7            1,667.8
Deferred policy acquisition costs..........................................................                235.1              221.9
Sundry assets..............................................................................                262.3              267.0
                                                                                                  ---------------    ---------------
                                                                                                         3,091.1            2,991.8
                                                                                                  ---------------    ---------------
    Total Assets...........................................................................       $     10,038.5     $      9,712.3
                                                                                                  ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits.....................................................................       $         98.5     $        100.9
Losses, claims and settlement expenses.....................................................              4,216.2            4,022.7
Unearned premiums..........................................................................                870.4              814.8
Other policyholders' benefits and funds....................................................                 72.7               71.3
                                                                                                  ---------------    ---------------
    Total policy liabilities and accruals..................................................              5,258.1            5,009.8
Commissions, expenses, fees and taxes......................................................                179.9              206.1
Reinsurance balances and funds.............................................................                158.9              147.8
Federal income tax payable: Current........................................................                 15.4                -
                            Deferred.......................................................                517.1              556.8
Debt.......................................................................................                137.4              137.7
Sundry liabilities.........................................................................                116.4              100.2
Commitments and contingent liabilities.....................................................                  -                  -
                                                                                                  ---------------    ---------------
    Total Liabilities......................................................................              6,383.5            6,158.6
                                                                                                  ---------------    ---------------

Preferred Stock:
Convertible preferred stock (*)............................................................                  -                  -
                                                                                                  ---------------    ---------------

Common Shareholders' Equity:
Common stock(*)............................................................................                184.9              184.4
Additional paid-in capital.................................................................                262.1              245.5
Retained earnings..........................................................................              3,078.0            2,896.8
Accumulated other comprehensive income ....................................................                139.8              236.8
Treasury stock (at cost) (*)...............................................................                (10.0)             (10.0)
                                                                                                  ---------------    ---------------
    Total Common Shareholders' Equity......................................................              3,655.0            3,553.6
                                                                                                  ---------------    ---------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity.....................       $     10,038.5     $      9,712.3
                                                                                                  ===============    ===============

(*)At June 30, 2004 and December 31, 2003, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 184,997,523 at June 30, 2004 and 184,471,698 at December 31, 2003 were issued and outstanding. At June 30, 2004 and December 31, 2003, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,576 as of June 30, 2004 and 2,865,542 as of December 31, 2003.

See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Summary Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Six Months Ended
                                                                         June 30,                             June 30,
                                                             ---------------------------------    ----------------------------------
                                                                  2004              2003               2004               2003
                                                             ---------------    --------------    ---------------    ---------------
Revenues:
Net premiums earned....................................      $        691.0     $       621.2     $      1,351.8     $      1,205.2
Title, escrow, and other fees..........................                89.7              95.9              155.5              175.6
                                                             ---------------    --------------    ---------------    ---------------
    Total premiums and fees............................               780.8             717.2            1,507.4            1,380.8
Net investment income..................................                71.2              70.0              141.8              139.4
Other income...........................................                10.0              14.6               19.7               27.4
                                                             ---------------    --------------    ---------------    ---------------
    Total operating revenues...........................               862.1             801.9            1,668.9            1,547.7
Realized investment gains..............................                 4.9              12.7               20.5                6.0
                                                             ---------------    --------------    ---------------    ---------------
    Total revenues.....................................               867.1             814.6            1,689.5            1,553.7
                                                             ---------------    --------------    ---------------    ---------------

Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses..............               316.0             274.3              618.1              523.9
Underwriting, acquisition, and other expenses..........               371.5             358.9              731.6              692.8
Interest and other charges.............................                 2.1               1.7                4.2                3.5
                                                             ---------------    --------------    ---------------    ---------------
    Total expenses.....................................               689.7             635.0            1,353.9            1,220.3
                                                             ---------------    --------------    ---------------    ---------------
Income before income taxes and items below.............               177.3             179.5              335.5              333.4
                                                             ---------------    --------------    ---------------    ---------------

Income Taxes: Currently payable........................                53.3              47.5               98.9               90.5
              Deferred.................................                 4.8              10.3               10.9               16.7
                                                             ---------------    --------------    ---------------    ---------------
              Total....................................                58.1              57.9              109.9              107.3
                                                             ---------------    --------------    ---------------    ---------------
                                                                      119.1             121.6              225.6              226.0
Other items - net......................................                 (.1)              -                  (.1)               (.1)
                                                             ---------------    --------------    ---------------    ---------------
Net Income.............................................      $        119.0     $       121.5     $        225.4     $        225.9
                                                             ===============    ==============    ===============    ===============

Net Income Per Share:
    Basic:.............................................      $          .65     $         .67     $         1.24     $         1.25
                                                             ===============    ==============    ===============    ===============
    Diluted:...........................................      $          .65     $         .66     $         1.22     $         1.23
                                                             ===============    ==============    ===============    ===============

    Average shares outstanding: Basic..................         182,123,337       181,209,284        182,118,799        181,204,808
                                                             ===============    ==============    ===============    ===============
                                Diluted................         184,218,883       182,926,973        184,387,307        182,540,215
                                                             ===============    ==============    ===============    ===============

Dividends Per Common Share:
    Cash dividends ....................................      $         .130     $        .113     $         .243     $         .220
                                                             ===============    ==============    ===============    ===============
























See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                       Six Months Ended
                                                                          June 30,                              June 30,
                                                              ----------------------------------    --------------------------------
                                                                   2004               2003               2004             2003
                                                              ---------------    ---------------    --------------   ---------------
Net income as reported...................................     $        119.0     $        121.5     $       225.4    $        225.9
                                                              ---------------    ---------------    --------------   ---------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...............               (1.4)               6.5              (2.8)             10.9
                                                              ---------------    ---------------    --------------   ---------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.....             (165.6)             140.2            (124.3)            221.9
     Less: elimination of pretax realized gains
         included in income as reported..................                4.9               12.7              20.5               6.0
                                                              ---------------    ---------------    --------------   ---------------
     Pretax unrealized gains (losses) on securities
         carried at market value.........................             (170.5)             127.5            (144.9)            215.9
     Deferred income taxes (credits).....................              (59.7)              44.6             (50.7)             75.5
                                                              ---------------    ---------------    --------------   ---------------
     Net unrealized gains (losses) on securities.........             (110.8)              82.8             (94.1)            140.3
                                                              ---------------    ---------------    --------------   ---------------
   Net adjustments.......................................             (112.2)              89.3             (96.9)            151.3
                                                              ---------------    ---------------    --------------   ---------------
Comprehensive income.....................................     $          6.7     $        210.9     $       128.4    $        377.2
                                                              ===============    ===============    ==============   ===============









































See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                   ---------------------------------
                                                                                                        2004               2003
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income................................................................................       $       225.4      $       225.9
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs.......................................................               (13.2)             (13.1)
    Premiums and other receivables..........................................................               (32.0)             (47.2)
    Unpaid claims and related items.........................................................               131.1               92.9
    Future policy benefits and policyholders' funds.........................................                56.3               67.3
    Income taxes............................................................................                42.4               15.7
    Reinsurance balances and funds..........................................................                 9.8              (20.4)
    Accounts payable, accrued expenses and other............................................                13.3               10.8
                                                                                                   --------------     --------------
  Total.....................................................................................               433.2              332.0
                                                                                                   --------------     --------------

Cash flows from investing activities:
  Sales of fixed maturity securities:
     Maturities and early calls.............................................................               302.1              368.7
     Other..................................................................................                50.4              105.7
  Sales of equity securities................................................................                22.6               89.7
  Sales of other investments................................................................                  .9                1.1
  Sales of fixed assets for company use.....................................................                  .7                 .2
  Purchases of fixed maturity securities:
    Available for sale......................................................................              (733.6)            (564.4)
  Purchases of equity securities............................................................               (23.6)             (58.0)
  Purchases of other investments............................................................                 (.8)              (1.2)
  Purchases of fixed assets for company use.................................................                (7.3)             (10.2)
  Purchases of investment in affiliate......................................................                (1.4)               -
  Other-net.................................................................................                 2.6                (.7)
                                                                                                   --------------     --------------
  Total.....................................................................................              (387.4)             (69.0)
                                                                                                   --------------     --------------

Cash flows from financing activities:
  Issuance of preferred and common shares...................................................                 9.0                3.9
  Redemption of debentures and notes........................................................                 (.4)              (1.8)
  Dividends on common shares................................................................               (44.2)             (39.8)
  Other-net.................................................................................                (2.5)             (13.3)
                                                                                                   --------------     --------------
  Total.....................................................................................               (38.2)             (51.0)
                                                                                                   --------------     --------------

Increase (decrease) in cash and short-term investments                                                       7.5              212.0
  Cash and short-term investments, beginning of period......................................               451.2              291.1
                                                                                                   --------------     --------------
  Cash and short-term investments, end of period............................................       $       458.7      $       503.2
                                                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for: Interest ................................................       $         4.2      $         4.3
                                                                                                   ==============     ==============
                                   Income Taxes.............................................       $        66.5      $        89.9
                                                                                                   ==============     ==============















See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

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

   The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested at least annually for possible impairment of its continued value. Such a test was performed in the first quarters of 2004 and 2003 and did not result in impairment charges. At June 30, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $88.8 and $87.5, respectively.

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

                                                                     Quarters Ended June 30,            Six Months Ended June 30,
                                                                 --------------------------------   --------------------------------
                                                                      2004              2003             2004              2003
                                                                 --------------    --------------   --------------    --------------
     Numerator:
        Net Income ........................................      $       119.0     $       121.5    $       225.4     $       225.9
        Less preferred stock dividends ....................                -                 -                -                 -
                                                                 --------------    --------------   --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders..........              119.0             121.5            225.4             225.9

        Effect of dilutive securities:
        Convertible preferred stock dividends .............                -                 -                -                 -
                                                                 --------------    --------------   --------------    --------------

     Numerator for diluted earnings per share -
        income available to common stockholders
        after assumed conversions..........................      $       119.0     $       121.5    $       225.4     $       225.9
                                                                 ==============    ==============   ==============    ==============
     Denominator:
        Denominator for basic earnings per share
           weighted-average shares.........................        182,123,337       181,209,284      182,118,799       181,204,808

     Effect of dilutive securities:
        Stock options......................................          2,095,546         1,709,424        2,268,508         1,327,142
        Convertible preferred stock........................                -               8,265              -               8,265
                                                                 --------------    --------------   --------------    --------------
        Dilutive potential common shares...................          2,095,546         1,717,689        2,268,508         1,335,407
                                                                 --------------    --------------   --------------    --------------

     Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions................................        184,218,883       182,926,973      184,387,307       182,540,215
                                                                 ==============    ==============   ==============    ==============

     Earnings per share:    Basic..........................      $         .65     $         .67    $        1.24     $        1.25
                                                                 ==============    ==============   ==============    ==============
                            Diluted........................      $         .65     $         .66    $        1.22     $        1.23
                                                                 ==============    ==============   ==============    ==============

                                        8

   (b) Stock Options - The Financial Accounting Standards Board has issued FAS 148 for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 and 2004 reduced earnings per share by less than one cent per share in this year's second quarter and two cents per share for the first six months of 2004. Stock option expense recognition reduced earnings per share by less than one cent per share in the second quarter and first six months of 2003.

                                                                    Quarters Ended June 30,             Six Months Ended June 30,
                                                                --------------------------------    --------------------------------
                                                                     2004              2003              2004              2003
                                                                --------------    --------------    --------------    --------------
    Comparative data:
      Net income:
         As reported.......................................     $       119.0     $       121.5     $       225.4     $       225.9
         Add: Stock based compensation expense
             included in reported income, net of
             related tax effects...........................                .4                .8               4.6                .8
         Deduct: Total stock-based employee
             compensation expenses determined
             under the fair value based method
             for all awards, net of related tax effects....                .5                .2              10.0               3.8
                                                                --------------    --------------    --------------    --------------
         Pro-forma basis...................................     $       118.9     $       122.1     $       220.0     $       222.9
                                                                ==============    ==============    ==============    ==============
      Basic earnings per share:
         As reported.......................................     $         .65     $         .67     $        1.24     $        1.25
         Pro-forma basis...................................               .65               .67              1.21              1.23
      Diluted earnings per share:
         As reported.......................................               .65               .66              1.22              1.23
         Pro-forma basis...................................     $         .65     $         .66     $        1.19     $        1.22
                                                                ==============    ==============    ==============    ==============


   Options were granted during the first quarter of 2004 and 2003 for 1,990,500 and 1,852,500 shares of common stock, respectively. Options outstanding as of June 30, 2004 and 2003 were 9,730,924 and 8,715,107, respectively. The maximum number of options available for future issuance as of June 30, 2004 is 1,196,993.


3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $140.1 at June 30, 2004. Unrealized appreciation of investments, before applicable deferred income taxes of $75.4, at June 30, 2004 included gross unrealized gains and (losses) of $293.2 and ($77.7), respectively.

   For the six months ended June 30, 2004 and 2003, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to ($94.1) and $140.3, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                            Quarters Ended June 30,              Six Months Ended June 30,
                                                        ---------------------------------     ---------------------------------
                                                             2004              2003               2004               2003
                                                        ---------------    --------------     --------------    ---------------
          Service cost.............................     $          1.5     $         1.4      $         3.4     $          2.9
          Interest cost............................                2.8               2.7                5.7                5.5
          Expected return on plan assets...........               (3.5)             (3.5)              (7.0)              (7.0)
          Recognized loss..........................                 .6                .7                1.2                1.4
                                                        ---------------    --------------     --------------    ---------------
          Net cost.................................     $          1.5     $         1.4      $         3.4     $          2.8
                                                        ===============    ==============     ==============    ===============


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

5. Information About Segments of Business:

   The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. Due to immateriality, effective in the second quarter of 2004, the Company made the decision to include the results of its small life & health insurance business with its corporate and other operations. Prior period data has been reclassified to be consistent with current period presentation. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

                                                                                    Quarters Ended              Six Months Ended
                                                                                       June 30,                     June 30,
                                                                              -------------------------    -------------------------
                                                                                  2004          2003          2004           2003
                                                                              -----------    ----------    ----------     ----------
    General Insurance Group:
      Net premiums earned..................................................   $    396.2     $   339.1     $   772.8      $   653.0
      Net investment income and other income (a)...........................         48.8          49.2          97.7           97.1
                                                                              -----------    ----------    ----------     ----------
         Total revenues before realized gains..............................   $    445.1     $   388.3     $   870.6      $   750.1
                                                                              ===========    ==========    ==========     ==========
      Income before taxes and realized investment gains....................   $     83.4     $    62.4     $   157.7      $   121.8
                                                                              ===========    ==========    ==========     ==========
      Income tax expense on above..........................................   $     26.3     $    18.4     $    49.4      $    35.9
                                                                              ===========    ==========    ==========     ==========

    Mortgage Insurance Group:
      Net premiums earned..................................................   $    100.4     $    98.7     $   199.1      $   198.8
      Net investment income and other income (a)...........................         22.3          25.7          43.7           50.5
                                                                              -----------    ----------    ----------     ----------
         Total revenues before realized gains..............................   $    122.7     $   124.5     $   242.9      $   249.3
                                                                              ===========    ==========    ==========     ==========
      Income before taxes and realized investment gains....................   $     59.5     $    69.8     $   116.9      $   145.8
                                                                              ===========    ==========    ==========     ==========
      Income tax expense on above .........................................   $     20.0     $    23.1     $    39.4      $    48.9
                                                                              ===========    ==========    ==========     ==========

    Title Insurance Group:
      Net premiums earned..................................................   $    178.9     $   171.2     $   347.3      $   325.2
      Title, escrow and other fees.........................................         89.7          95.9         155.5          175.6
                                                                              -----------    ----------    ----------     ----------
         Sub-total.........................................................        268.7         267.2         502.8          500.8
      Net investment income and other income (a)...........................          6.7           6.0          13.2           11.9
                                                                              -----------    ----------    ----------     ----------
         Total revenues before realized gains (losses).....................   $    275.4     $   273.2     $   516.1      $   512.8
                                                                              ===========    ==========    ==========     ==========
      Income before taxes and realized investment gains (losses)...........   $     31.1     $    36.4     $    44.4      $    62.2
                                                                              ===========    ==========    ==========     ==========
      Income tax expense on above..........................................   $     10.8     $    12.6     $    15.2      $    21.4
                                                                              ===========    ==========    ==========     ==========

    Consolidated Revenues:
      Total revenues of above Company segments.............................   $    843.3     $   786.1     $ 1,629.6      $ 1,512.3
      Other revenues (b)...................................................         19.6          16.4          41.0           36.9
      Consolidated net realized investment gains...........................          4.9          12.7          20.5            6.0
      Elimination of intersegment revenues (c).............................          (.8)          (.6)         (1.7)          (1.6)
                                                                              -----------    ----------    ----------     ----------
         Consolidated revenues.............................................   $    867.1     $   814.6     $ 1,689.5      $ 1,553.7
                                                                              ===========    ==========    ==========     ==========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments...................................   $    174.0     $   168.7     $   319.1      $   329.9
      Other sources - net .................................................         (1.6)         (1.9)         (4.1)          (2.5)
      Consolidated net realized investment gains...........................          4.9          12.7          20.5            6.0
                                                                              -----------    ----------    ----------     ----------
         Consolidated income before income taxes...........................   $    177.3     $   179.5     $   335.5      $   333.4
                                                                              ===========    ==========    ==========     ==========

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)Including unallocated investment income derived from invested capital and surplus funds.
(b)Represents revenues of Old Republic's small life and health insurance operations, holding company parent and several internal service subsidiaries.
(c)Represents consolidation eliminating adjustments.

                                                                                               June 30,          December 31,
                                                                                                2004                 2003
                                                                                          -----------------    ----------------
    Consolidated Assets:
         General....................................................................      $        6,886.2     $       6,603.5
         Mortgage...................................................................               2,082.9             2,080.1
         Title......................................................................                 718.6               720.5
         Consolidated ..............................................................      $       10,038.5     $       9,712.3
                                                                                          =================    ================


6. Commitments and Contingent Liabilities:

   (a) Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

   The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits were tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through June 30, 2004, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $53.6, including its best estimate of its remaining liability, costs associated with all these issues, and accumulating interest on the aforementioned judgment.

   Purported class actions have been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. Both actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions.

   An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion.

   (b) In April, 2004 the Internal Revenue Service ("IRS") provided the Company a so-called "30 Day Letter" resulting from a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a review of the IRS calculations and has concluded that actual loss settlements and reserve re-estimates in the three years following December 31, 2000 can disprove the most substantial portions of the alleged reserve overstatements. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as timing differences, and as such would likely have little effect on its GAAP financial statements.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2004 and 2003
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                         OVERVIEW AND EXECUTIVE SUMMARY

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty and Title insurance segments. A small life and health insurance business is included in the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual and quarterly consolidated financial statements and the footnotes appended to them.

     The insurance business is distinguished from most others in that the prices (premiums) charged for various coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance of a policy. This basic fact casts Old Republic's business as a long-term undertaking which is managed with a primary focus on the achievement of favorable underwriting results over time. In addition to operating income stemming from Old Republic's basic underwriting and related services functions, significant revenues are obtained from investable funds generated by those functions as well as from retained shareholders' capital. In managing investable funds the Company aims to assure stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best categorized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

     Given the above factors, the Company's affairs are managed for the long haul, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting performance trends over succeeding five to ten year intervals. Such time periods are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

                                      * * *

     To aid investment analysis of Company results, both net operating income and net income figures are given as they highlight the impact of certain accounting rules or securities market-driven considerations that affect the recording of investment gains or losses, and thereby contribute to lessened period-to-period comparability. The realization of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, losses from write-downs of other than temporarily impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors.

     Consolidated pretax earnings in this year's first half were affected adversely by the expensing of stock option benefits of $7.1, (or 2 cents per share after tax) of which $5.6 represented a charge for a non-recurring vesting acceleration of stock option costs in this year's first quarter. Stock option expense charges reduced earnings per share by less than 1 cent per share in the second quarter and first half of 2003. The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                                    Quarters Ended                    Six Months Ended
                                                                       June 30,                            June 30,
                                                             ------------------------------     ------------------------------
                                                                 2004             2003              2004              2003
                                                             -------------    -------------     ------------      ------------
Pretax operating income (loss):
General ..............................................       $       83.4     $       62.4      $     157.7       $     121.8
Mortgage Guaranty ....................................               59.5             69.8            116.9             145.8
Title ................................................               31.1             36.4             44.4              62.2
Corporate and other...................................               (1.6)            (1.9)            (4.1)             (2.5)
                                                             -------------    -------------     ------------      ------------
   Sub-total..........................................              172.3            166.8            314.9             327.4
Realized investment gains ............................                4.9             12.7             20.5               6.0
                                                             -------------    -------------     ------------      ------------
Consolidated pretax income ...........................              177.3            179.5            335.5             333.4
   Income taxes.......................................               58.1             57.9            109.9             107.3
                                                             -------------    -------------     ------------      ------------
Net income............................................       $      119.0     $      121.5      $     225.4       $     225.9
                                                             =============    =============     ============      ============
Components of Diluted Earnings Per Share:
   Net operating income ..............................       $        .63     $        .62      $      1.15       $      1.22
   Net realized gains ................................                .02              .04              .07               .01
                                                             -------------    -------------     ------------      ------------
   Net income ........................................       $        .65     $        .66      $      1.22       $      1.23
                                                             =============    =============     ============      ============

     Old Republic's General Insurance Group, which underwrites mostly commercial property and liability insurance coverages, generated a 33.6 percent increase over 2003 in pretax operating income for this year's second quarter to $83.4. Net premiums earned in the second quarter of 2004 rose by 16.9 percent to $396.2, from $339.1 a year ago. Strong underwriting performance in 2004 has been driven by a continuation of generally positive claim cost trends as well as a greater increase in premium revenues than production and operating expenses. The composite underwriting ratio for this year's second quarter was 89.2 percent versus 93.4 percent in the same quarter one year ago. For the first six months of 2004, General Insurance pretax operating income increased 29.5 percent to $157.7, compared to $121.8 for the first six months of 2003. Net premiums earned were $772.8 versus $653.0 a year ago, and the composite underwriting ratio was
91.0 percent versus 94.0 percent one year ago.

     Comparative year over year operating results of the Company's Mortgage Guaranty Group declined in both the second quarter and first half of 2004. Pretax operating income in the second quarter dropped by 14.9 percent to $59.5 from $69.8 for the same period last year. Net premiums earned in the quarter were $100.4, up 1.6 percent from $98.7 for the same period last year. The composite underwriting ratio in this year's second quarter rose to 57.4 percent compared to 45.7 percent in the same quarter of 2003.

     For 2004's first half, pretax mortgage guaranty operating income reflected a reduction of 19.8 percent to $116.9 from $145.8 in the first six months of 2003. Net premiums earned were nearly flat at $199.1, compared to $198.8 earned in the first half of 2003. The year to date composite underwriting ratio was
58.1 percent in 2004 compared to 43.1 percent one year earlier.

     Second quarter 2004 business persistency improved to 54.8 percent from 50.2 percent at the end of the preceding quarter, and from 46.0 percent at year end 2003. In this year's first half, the claims portion of the composite underwriting ratio declined in the first quarter mostly due to a drop in the paid loss ratio, while it rose in the second quarterly period due to a higher paid loss component. The loan delinquency ratio declined slightly throughout this year's first half, but a moderate decline in actual and expected cure rates was mainly responsible for a rise in claim reserve provisions in this period. Second quarter 2004 underwriting results benefited from a slight reduction in the expense ratio, while first half results were hindered by a higher expense ratio mainly due to a previously reported charge for the stock market driven costs of accelerated vesting of stock option awards.

     Title Insurance Group operations for this year's second quarter registered higher than anticipated revenues and pretax operating income. Premium and fee revenues were slightly greater than the levels posted in last year's second quarter, claim costs remained in line with premium and fee income trends, and underwriting and other operating expenses remained well contained. In combination, these factors produced a second quarter composite underwriting ratio of 90.7 percent compared to 97.0 percent posted in this year's first quarter, and 88.6 percent in 2003's second quarter.

     For the first half of the year, premium and fee revenues grew by .4 percent to $502.8 compared to $500.8 in 2003. Pretax operating income was $44.4, down 28.6 percent from $62.2 in last year's first half. A composite ratio of
93.6 percent was posted for this year's first six months versus 90.0 percent in the same period of 2003.

     Aggregate results for Old Republic's small Life & Health insurance business and its Holding Company activities reflected pretax net operating deficits of $4.1 and $1.6 in the first half and second quarter of 2004, respectively. For the first half and second quarter of 2003, the comparable operating deficits amounted to $2.5 and $1.9, respectively. These results are reflective of holding company expenses and debt service costs, investment income on temporary investment holdings, and slightly lower earnings from Old Republic's overall book of term life and accident and health business.

     Consolidated net investment income rose by 1.7 percent to $71.2 and $141.8 in this year's second quarter and first half, respectively. While the Company's consolidated invested asset base has continued to grow as a result of strong operating cash flows, a general downtrend in interest rates in the past several years has inhibited a corresponding growth in investment income. Realized investment gains amounted to $4.9 and $20.5 in the second quarter and first six months of 2004, respectively and $12.7 and $6.0 in the second quarter and first six months of 2003, respectively.

     Cash and invested assets at June 30, 2004, totaled $7.08 billion, or $38.90 per share, versus $6.84 billion, or $37.71 per share, at December 31, 2003, and $6.65 billion, or $36.73 per share, at June 30, 2003. Consolidated operating cash flow was positive at $198.5 in the latest quarter and $433.2 for the first half of 2004, compared to $135.6 and $332.0 in the respective periods of 2003. The investment portfolio reflects a current allocation of approximately 86 percent in fixed-income investments and 7 percent in equities. It contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

     Common shareholders' equity was $3.65 billion at June 30, 2004, versus $3.55 billion at December 31, 2003, and $3.49 billion at June 30, 2003. Book value per share was $20.07 at the end of this year's second quarter, versus $19.57 at year-end 2003, and $19.31 at June 30, 2003.


--------------------------------------------------------------------------------
                               MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At June 30, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $88.8 and $87.5. During the first quarter of 2004, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Required stock option compensation charges of $.7 and $7.1 for the second quarter and first six months of 2004, respectively, reduced earnings per share by less than one cent per share in the second quarter of 2004 and by two cents per share in the first six months of 2004, of which $5.6 represented the expense of a non-recurring vesting acceleration of such costs in the first quarter 2004. Second quarter and first six months 2003 operating results were reduced by required stock option compensation charges of $1.3 reducing earnings per share by less than one cent per share in the second quarter and first six months of 2003.

                               FINANCIAL POSITION

     The Company's financial position at June 30, 2004 reflected increases in assets, liabilities and common shareholders' equity of 3.4%, 3.7% and 2.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.6% and 70.5% of consolidated assets as of June 30, 2004 and December 31, 2003, respectively. Consolidated operating cash flow was positive at $433.2 in this year's first six months, compared to $332.0 in the same period of 2003. As of June 30, 2004, the invested asset base increased 3.4% to $7,084.6 principally as a result of higher operating cash flow offset by a decline in the fair value of fixed maturity investments due to generally rising interest rates.

     During the first six months of 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2004 and December 31, 2003, approximately 99% of the Company's investments consisted of marketable securities, including U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for tax payment purposes. Old Republic continues to adhere to its long held policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At June 30, 2004, Old Republic's commitment to equity securities decreased 1.9% in relation to the related invested balance at year-end 2003, mostly as a result of reduced net unrealized gains. At June 30, 2004, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2004. Such investment positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

     The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders' equity account, and as a separate component of the statement of comprehensive income. Given the Company's inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

     Possible future declines in fair values for Old Republic's bond and stock portfolios would affect negatively the common shareholders' equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other than temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

--------------------------------------------------------------------------------------------------------------------------------
                                     Credit Quality Ratings of Fixed Maturity Securities (*)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,           December 31,
                                                                                               2004                 2003
                                                                                         -----------------    ------------------
Aaa.............................................................................                  30.7%                 29.7%
Aa..............................................................................                  19.2                  19.1
A...............................................................................                  30.2                  32.0
Baa.............................................................................                  19.2                  18.5
                                                                                         -----------------    ------------------
         Total investment grade.................................................                  99.3                  99.3
All other (**)..................................................................                    .7                    .7
                                                                                         -----------------    ------------------
         Total..................................................................                 100.0%                100.0%
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

--------------------------------------------------------------------------------------------------------------------------------
          Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                      as of June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                               Amortized         Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................             $     251.2        $       6.7
Utilities.......................................................................                   191.3                5.1
Finance.........................................................................                   161.4                4.0
Service.........................................................................                   101.2                2.1
Other (includes 16 industry groups).............................................                   967.8               22.6
                                                                                             ------------       ------------
         Total..................................................................             $   1,673.0 (a)    $      40.7
                                                                                             ============       ============

(a) Represents 28.7 percent of the total fixed maturity securities portfolio.

--------------------------------------------------------------------------------------------------------------------------------
                      Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                      as of June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Equity Securities by Industry Concentration:
Healthcare......................................................................             $      55.9        $      10.1
Utilities.......................................................................                    32.6                5.5
Retail..........................................................................                    24.0                3.1
Telecom.........................................................................                    19.4                1.7
Other ..........................................................................                    54.1                8.2
                                                                                             ------------       ------------
         Total..................................................................             $     186.1 (b)    $      28.9 (c)
                                                                                             ============       ============

(b)  Represents 42.3 percent of the total equity securities portfolio.
(c) Represents 6.6 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 21.1 percent of the portfolio.

--------------------------------------------------------------------------------------------------------------------------------
                             Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                      as of June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                  Amortized Cost
                                                           of Fixed Maturity Securities             Gross Unrealized Losses
                                                         ---------------------------------       -------------------------------
                                                                                  Non-                                  Non-
                                                                               Investment                            Investment
                                                              All              Grade Only            All             Grade Only
                                                         -------------       -------------       ------------       ------------
Maturity Ranges:
Due in one year or less.............................     $       53.9        $        -          $        .3        $      -
Due after one year through five years...............            428.8                 2.3                6.3               -
Due after five years through ten years..............          1,168.9                 -                 32.7               -
Due after ten years.................................             23.7                 -                  1.3               -
                                                         -------------       -------------       ------------       ------------
         Total......................................     $    1,675.4 (d)    $        2.3 (e)    $      40.7        $      -
                                                         =============       =============       ============       ============

(d)  Represents 28.8 percent of the total fixed maturity securities portfolio.
(e) Represents one non-investment grade fixed maturity security issue related to the "Utilities" industry sector.

--------------------------------------------------------------------------------------------------------------------------------
                        Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                      as of June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                       Amount of Gross Unrealized Losses
                                                     -----------------------------------------------------------------------
                                                                                                                Total Gross
                                                       Less than           20% to 50%         More than         Unrealized
                                                      20% of Cost           of Cost          50% of Cost           Loss
                                                     -------------       -------------      -------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................       $       34.9        $       -          $       -          $       34.9
         Seven to twelve months...............                5.8                -                  -                   5.8
         More than twelve months..............               -                   -                  -                  -
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $       40.7        $       -          $       -          $       40.7
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................       $        3.9        $        3.8       $       -          $        7.8
         Seven to twelve months...............                2.0                  .9               -                   2.9
         More than twelve months..............                5.6                12.5               -                  18.1
                                                     -------------       -------------      -------------      -------------
                  Total.......................       $       11.6        $       17.3       $       -          $       28.9
                                                     =============       =============      =============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                368                -                  -                   368
         Seven to twelve months...............                 28                -                  -                    28
         More than twelve months..............                  1                -                  -                     1
                                                     -------------       -------------      -------------      -------------
                  Total.......................                397                -                  -                   397 (f)
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................                  9                   1               -                    10
         Seven to twelve months...............                  5                   1               -                     6
         More than twelve months..............                  6                   6               -                    12
                                                     -------------       -------------      -------------      -------------
                  Total.......................                 20                   8               -                    28 (f)
                                                     =============       =============      =============      =============

The aging of issues with unrealized losses employs month-end closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (June 30, 2004) in the above table, and accordingly, is not indicative of a security's value having been consistently below its cost at the aggregate percentages and throughout the periods shown.

(f) At June 30, 2004, the number of issues in a loss position represent 24.7 percent as to fixed maturities, and 34.6 percent as to equity securities of the total number of such issues held by the Company.

--------------------------------------------------------------------------------------------------------------------------------
                                         Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                            June 30,            December 31,
                                                                                              2004                  2003
                                                                                        ------------------    ------------------
Maturity Ranges:
Due in one year or less............................................................                5.6%                 11.0%
Due after one year through five years..............................................               48.4                  50.0
Due after five years through ten years.............................................               42.2                  37.7
Due after ten years through fifteen years..........................................                3.8                   1.3
Due after fifteen years............................................................                  -                     -
                                                                                        ------------------    ------------------
         Total.....................................................................              100.0%                100.0%
                                                                                        ==================    ==================

Average Maturity..................................................................               4.5 Yrs.              4.5 Yrs.
                                                                                        ==================    ==================
Duration (g)......................................................................               4.0                   4.0
                                                                                        ==================    ==================

(g) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of June 30, 2004 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.0 percent.

--------------------------------------------------------------------------------------------------------------------------------
                                           Composition of Unrealized Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                              June 30,           December 31,
                                                                                                2004                 2003
                                                                                          -----------------    -----------------
On Fixed Maturity Securities:
Amortized cost.....................................................................       $        5,827.4     $        5,463.9
Estimated fair value...............................................................                5,968.5              5,741.1
                                                                                          -----------------    -----------------
Gross unrealized gains.............................................................                  181.8                285.0
Gross unrealized losses............................................................                  (40.7)                (7.8)
                                                                                          -----------------    -----------------
         Net unrealized gains .....................................................       $          141.0     $          277.1
                                                                                          =================    =================

On Equity Securities:
Cost...............................................................................       $          440.2     $          439.2
Estimated fair value...............................................................                  503.9                513.5
                                                                                          -----------------    -----------------
Gross unrealized gains.............................................................                   92.7                 98.2
Gross unrealized losses............................................................                  (28.9)               (23.9)
                                                                                          -----------------    -----------------
         Net unrealized gains .....................................................       $           63.7     $           74.2
                                                                                          =================    =================

--------------------------------------------------------------------------------------------------------------------------------


     Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets, shareholders' equity, or premium reserves.

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

     Old Republic's capitalization of $3,792.5 at June 30, 2004 consisted of debt of $137.4 and common shareholders' equity of $3,655.0. The increase in the common shareholders' equity account during the first six months of 2004 reflects primarily the retention of earnings in excess of dividend requirements offset by a decrease in the value of investments carried at market values. At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through June 30, 2004 pursuant to this authorization.

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

     Title premium and fee revenues stemming from the Company's direct operations represent approximately 39% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 61% of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions which, during the past five years, have accounted for approximately 93% of such revenues.

     The major sources of Old Republic's earned premiums and fees for the periods reported upon were as follows:

                                                        Quarters Ended June 30,                  Six Months Ended June 30,
                                                  -------------------------------------    --------------------------------------
                                                                                  %                                         %
                                                     2004         2003         Change         2004           2003         Change
                                                  ---------    ----------    ----------    ----------     ----------    ---------
   General Insurance premiums.................    $  396.2     $   339.1        16.9%      $   772.8      $   653.0       18.4%
   Mortgage Guaranty premiums.................       100.4          98.7         1.6           199.1          198.8         .2
   Title Insurance premiums and fees..........       268.7         267.2          .5           502.8          500.8         .4
   Consolidated premiums and fees.............    $  780.8     $   717.2         8.9%      $ 1,507.4      $ 1,380.8        9.2%
                                                  =========    ==========    ==========    ==========     ==========    =========

     Earned premiums in the General Insurance Group increased as a result of positive pricing and risk selection changes the Company has effected during the past four years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage Guaranty premiums were up slightly in the current quarter and nearly flat for the year-to-date period, mostly reflecting rising persistency trends offset by greater reinsurance cessions. Title premium revenues benefited from the reporting lag associated with late 2003 production from independent agency sources. Escrow and other fee revenues from direct operations have declined in 2004 mostly due to lower refinancing activity.

     Consolidated net investment income of $141.8 in the first six months of 2004 and $71.2 in the second quarter of 2004 was up slightly when compared to $139.4 and $70.0 posted in the same periods of 2003 due to a continuing low yield environment which diluted the benefit of the Company's growing asset base. The average annual yield on investments was 4.4% and 4.8% for the first six months ended June 30, 2004 and 2003, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a continuation of a progressively lower yield environment during recent quarterly periods.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protect capital, and provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2004 and 2003, 85.7% and 77.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                                       Quarters Ended June 30,           Six Months Ended June 30,
                                                                    -----------------------------     ------------------------------
                                                                        2004             2003             2004              2003
                                                                    -------------    ------------     ------------      ------------
   Realized Gains (Losses) on Disposition of:
        Fixed maturity securities...............................    $        1.2     $       1.9      $       1.9       $       3.3
        Equity securities and miscellaneous investments.........             3.6            10.7             18.5              12.2
                                                                    -------------    ------------     ------------      ------------
                     Total......................................             4.9            12.7             20.5              15.5
                                                                    -------------    ------------     ------------      ------------
   Impairment losses on:
        Fixed maturity securities...............................             -              -                 -                 -
        Equity securities and miscellaneous investments.........             -              -                 -                (9.5)
                                                                    -------------    ------------     ------------      ------------
                     Total......................................             -              -                 -                (9.5)
                                                                    -------------    ------------     ------------      ------------
   Net realized gains...........................................    $        4.9     $      12.7      $      20.5       $       6.0
                                                                    =============    ============     ============      ============

Expenses:

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

     In addition to the factors cited in the two preceding paragraphs, certain events could impact adversely the Company's reserve adequacy and its future operating results and financial condition. With respect to Old Republic's General insurance business, such events or exposures would include catastrophic workers' compensation claims caused by a terrorist attack or a natural disaster such as an earthquake, legislated retroactive incurrence of previously denied or settled claims, the levying of major guaranty fund assessments by various states based on the costs of insurance company failures apportioned against remaining and financially secure insurers, the future failure of one or more significant assuming reinsurers that would void or reduce the Company's reinsurance recoverable for losses paid or in reserve, and greater than expected involuntary market assessments, such as those caused by forced participation in assigned risk and similar involuntary market plans, all of which cannot be reasonably estimated prior to their emergence.

     Mortgage guaranty claim reserves could develop deficiently as a result of an unexpected rise in unemployment which might hinder borrowers' ability to cure mortgage payment defaults. Significant declines in home prices could also have similarly adverse effects since salvage recoveries from the sale of properties obtained through foreclosures could be reduced. Title segment loss reserve levels could be impacted adversely by such developments as reduced loan refinancing activity whose effect could be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, could lead to increased occurrences of fraud, defalcations or mechanics' liens. As to Old Republic's small life and health insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims.

     In management's opinion, geographic concentrations of assureds' employees in the path of an earthquake or acts of terrorism represent the most significant catastrophic risks to Old Republic's General insurance segment. These risks would largely impact the workers' compensation line since primary insurers such as the Company must, by regulation, issue unlimited liability policies. While Old Republic obtains a degree of protection through its reinsurance program as to earthquake exposures, and, until 2005 through the Terrorism Risk Insurance Act of 2002, there is no assurance that recoveries thereunder would be sufficient to offset the costs of a major calamity nor eliminate its possible major impact on operating results and financial condition. Old Republic has availed itself of modeling techniques to evaluate the possible magnitude of earthquake or terrorist induced claim costs for its most exposed coverage of workers' compensation. Such models, however, have not been sufficiently validated by past occurrences, and rely on a large variety and number of assumptions. As a result, they may not be predictive of possible claims from future events. With respect to the Company's Mortgage Guaranty business, the most significant risk lies in the possibility of prolonged economic dislocations that would result in high unemployment levels and depressed property values conspiring to magnify loan default rates and resulting claim costs. In Title insurance, the Company's biggest exposure likely relates to defalcations and fraud which can result in significant aggregations of claims or non-collection of insurance premiums. In Life insurance, as in General insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure. In all of these regards, current GAAP accounting does not permit the Company's reserving practices to anticipate and provide for these exposures before they occur.

     Most of Old Republic's consolidated claim and related expense reserves stem from its General insurance business. At June 30, 2004, such reserves accounted for 88.7% and 82.1% of consolidated gross and net of reinsurance reserves, respectively. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of that date:

                                                                                                         Gross            Net
                                                                                                       ----------     -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)...........................................................     $   789.3      $    631.9
Workers' compensation.............................................................................       1,551.9           776.9
General liability.................................................................................         787.4           287.3
Other coverages...................................................................................         524.2           379.4
Unallocated loss adjustment expense reserves......................................................          85.7            85.6
                                                                                                       ----------     -----------
         Total general insurance segment reserves.................................................       3,738.6         2,161.3
Mortgage guaranty.................................................................................         187.6           186.0
Title.............................................................................................         245.9           245.9
Life and health...................................................................................          19.9            13.8
Unallocated loss adjustment expense reserves - other coverages....................................          24.0            24.0
                                                                                                       ----------     -----------
         Total claim and loss adjustment expense reserves.........................................     $ 4,216.2      $  2,631.2
                                                                                                       ==========     ===========
Asbestosis and environmental claim reserves included in the above
       general insurance reserves: Amount.........................................................     $   114.6      $     82.7
                                                                                                       ==========     ===========
                                   % of total general insurance segment reserves..................          3.1%            3.8%
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

     The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized in setting such reserves. The reserves listed in the above table represent such point estimates. Accordingly, the overall reserve level at any point in time represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. Formula calculations are utilized and are intended to cover IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded and recoverability levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical or actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

     Except for a small portion that emanates from ongoing primary insurance operations, a substantial majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.4 years (gross) and 10.5 years (net of reinsurance) as of June 30, 2004. Incurred net losses for asbestosis and environmental claims have averaged 1.2% of General Insurance Group incurred losses for the five years ended December 31, 2003.

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

     In addition to the above reserve elements, the Company establishes reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of known and IBNR claims.

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of June 30, 2004, the Company's general insurance segment carried reserves of $700.1 to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10% for a deficiency of $70.0, or 3.2% of the Company's net general insurance reserves as of the most recent balance sheet date, the impact on the Company's income statement would be to reduce pretax income by that amount. While the Company has not incurred such a deficiency level on reserves posted as of the 10 most recent year ends, there can be no assurance that this positive experience will continue in the future.

     The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's three major operating segments and in consolidation were as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     -------------
   Years Ended December 31:
        1999.............................................            83.4%            22.3%            4.9%             46.8%
        2000.............................................            77.9             15.0             3.6              43.9
        2001.............................................            75.3             16.1             4.0              42.4
        2002.............................................            72.6             14.1             5.0              40.2
        2003.............................................            67.8             22.7             5.8              37.9
   Quarters Ended June 30:
        2003.............................................            69.2             20.0             5.6              38.3
        2004.............................................            65.4             32.0             5.7              40.5
   Six Months Ended June 30:
        2003.............................................            69.1             17.6             5.6              37.9
        2004.............................................            66.2%            30.8%            5.8%             41.0%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratios has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003. These trends mostly reflect increases in claim provisions due principally to such factors as higher loss payments and expectations of loan default rates, as well as slightly higher severity of claims. Title insurance loss ratios have been in the low single digits in each of the past six years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratios reflect the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 45.9% and 47.4% in the second quarters of 2004 and 2003, respectively, and 46.8% and 47.7% for the first six months of 2004 and 2003, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in each of the Company's business segments. The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
   Years Ended December 31:
        1999............................................            28.8%            33.5%           90.9%             50.7%
        2000............................................            28.1             29.6            92.4              47.7
        2001............................................            26.7             27.5            87.2              46.5
        2002............................................            25.8             32.3            85.6              47.9
        2003............................................            25.5             24.8            84.6              48.5
   Quarters Ended June 30:
        2003............................................            24.2             25.7            83.0              47.4
        2004............................................            23.8             25.4            85.0              45.9
   Six Months Ended June 30:
        2003............................................            24.9             25.5            84.4              47.7
        2004............................................            24.8%            27.3%           87.8%             46.8%
                                                              ==============    =============     ===========     =============

     Consolidated expense ratios have reflected a moderate downtrend since 1999 due to a similar pattern for Old Republic's major operating segments. To a significant degree expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities. Mortgage guaranty expense ratios have displayed a basic downtrend since 1999 mostly due to greater operating efficiencies. Departures from this downtrend have been due mostly to higher litigation and product termination costs (2002), reduction in such costs
(2003), and higher stock option compensation expenses in the first quarter of 2004.

     The composite ratios of the above net benefits and claims costs and underwriting and other expenses reflecting the sum total of all the factors enumerated above have been as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     -------------
   Years Ended December 31:
        1999.............................................           112.2%            55.8%           95.8%             97.5%
        2000.............................................           106.0             44.6            96.0              91.6
        2001.............................................           102.0             43.6            91.2              88.9
        2002.............................................            98.4             46.4            90.6              88.1
        2003.............................................            93.3             47.5            90.4              86.4
   Quarters Ended June 30:
        2003.............................................            93.4             45.7            88.6              85.7
        2004.............................................            89.2             57.4            90.7              86.4
   Six Months Ended June 30:
        2003.............................................            94.0             43.1            90.0              85.6
        2004.............................................            91.0%            58.1%           93.6%             87.8%
                                                               ==============    =============     ===========     =============

     The effective consolidated income tax rate was 32.8% for both the second quarter and first six months of 2004, and 32.3% and 32.2% for the same periods of 2003, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.


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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The annual meeting of registrant's shareholders was held on May 28, 2004.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)  At the meeting,  the  shareholders  voted on the following  matter:

     1.   The  election  of  four  Class  2  directors.   There  were  at  least
          116,768,837 affirmative votes for each director and no more than 45,208,987 votes withheld for any single director.


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

(b) Reports on Form 8-K

     1. On July 29, 2004, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated July 29, 2004 announcing the results of its operations and its financial condition for the quarter ended June 30, 2004.

     2. On August 3, 2004, the Company furnished a Current Report on Form 8-K to incorporate its press release dated August 2, 2004 announcing the appointment of Karl W. Mueller to Senior Vice President and Chief Financial Officer.

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



     Date:  August 6, 2004
          ------------------



                                               /s/ John S. Adams
                                        --------------------------------------
                                                   John S. Adams
                                              Senior Vice President &
                                              Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
     No.       Description
-------------  -----------------------------------------------------------------

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