Form 10-Q
period 2004-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2004-11-08
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended: September 30, 2004 or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_/ No:___



                                                     Shares Outstanding
               Class                                 September 30, 2004
-----------------------------------         ------------------------------------
    Common Stock / $1 par value                          182,335,518







                        There are 30 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2004

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------

PART I   FINANCIAL INFORMATION:

          CONSOLIDATED SUMMARY BALANCE SHEETS                              3

          CONSOLIDATED SUMMARY STATEMENTS OF INCOME                        4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

          CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

          NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS             7 - 12

          MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS                                        13 - 26

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       27

          CONTROLS AND PROCEDURES                                         27

PART II  OTHER INFORMATION:

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                       28

SIGNATURE                                                                 29

EXHIBIT INDEX                                                             30

Old Republic International Corporation and Subsidiaries
Consolidated Summary Balance Sheets (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            September 30,            December 31,
                                                                                                2004                    2003
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $5,988.2 and $5,463.9)..............     $           6,206.6     $          5,741.1
Equity securities (at fair value)(cost: $453.2 and $439.2)..........................                   503.7                  513.5
Short-term investments (at fair value which approximates cost)......................                   399.9                  403.9
Miscellaneous investments...........................................................                    48.4                   53.2
                                                                                         --------------------    -------------------
    Total...........................................................................                 7,158.8                6,711.8
Held to maturity: Miscellaneous investments.........................................                    13.5                    8.5
                                                                                         --------------------    -------------------
    Total investments...............................................................                 7,172.3                6,720.4
                                                                                         --------------------    -------------------

Other Assets:
Cash................................................................................                    59.3                   47.2
Accrued investment income...........................................................                    84.2                   81.5
Accounts and notes receivable.......................................................                   618.8                  564.4
Federal income tax recoverable: Current.............................................                     9.7                   15.9
Reinsurance balances and funds held.................................................                    89.9                   69.9
Reinsurance recoverable: Paid losses................................................                    48.4                   55.9
                         Policy and claim reserves..................................                 1,786.1                1,667.8
Deferred policy acquisition costs...................................................                   241.6                  221.9
Sundry assets.......................................................................                   275.3                  267.0
                                                                                         --------------------    -------------------
                                                                                                     3,213.6                2,991.8
                                                                                         --------------------    -------------------
    Total Assets....................................................................     $          10,386.0     $          9,712.3
                                                                                         ====================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Future policy benefits..............................................................     $             101.4     $            100.9
Losses, claims and settlement expenses..............................................                 4,342.5                4,022.7
Unearned premiums...................................................................                   905.0                  814.8
Other policyholders' benefits and funds.............................................                    73.3                   71.3
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals...........................................                 5,422.3                5,009.8
Commissions, expenses, fees and taxes...............................................                   188.0                  206.1
Reinsurance balances and funds......................................................                   149.7                  147.8
Federal income tax payable: Deferred................................................                   557.1                  556.8
Debt................................................................................                   142.7                  137.7
Sundry liabilities..................................................................                   134.4                  100.2
Commitments and contingent liabilities..............................................                     -                      -
                                                                                         --------------------    -------------------
    Total Liabilities...............................................................                 6,594.4                6,158.6
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock(*)......................................................                     -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock(*).....................................................................                   185.2                  184.4
Additional paid-in capital..........................................................                   266.2                  245.5
Retained earnings...................................................................                 3,163.4                2,896.8
Accumulated other comprehensive income .............................................                   186.7                  236.8
Treasury stock (at cost) (*)........................................................                   (10.0)                 (10.0)
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity...............................................                 3,791.6                3,553.6
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity..............     $          10,386.0     $          9,712.3
                                                                                         ====================    ===================

(*) At September 30, 2004 and December 31, 2003, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 185,201,100 at September 30, 2004 and 184,471,698 at December 31, 2003 were issued and outstanding. At September 30, 2004 and December 31, 2003, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,582 as of September 30, 2004 and 2,865,542 as of December 31, 2003.



See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Summary Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Nine Months Ended
                                                                       September 30,                        September 30,
                                                             ---------------------------------    ----------------------------------
                                                                  2004              2003               2004               2003
                                                             ---------------    --------------    ---------------    ---------------
Revenues:
Net premiums earned....................................      $        717.5     $       672.8     $      2,069.4     $      1,878.1
Title, escrow, and other fees..........................                78.7             105.2              234.3              280.8
                                                             ---------------    --------------    ---------------    ---------------
    Total premiums and fees............................               796.3             778.1            2,303.7            2,158.9
Net investment income..................................                72.8              69.1              214.6              208.6
Other income...........................................                 8.9              14.5               28.6               42.0
                                                             ---------------    --------------    ---------------    ---------------
    Total operating revenues...........................               878.0             861.8            2,547.0            2,409.5
Realized investment gains..............................                 2.2               4.5               22.7               10.5
                                                             ---------------    --------------    ---------------    ---------------
    Total revenues.....................................               880.3             866.4            2,569.8            2,420.1
                                                             ---------------    --------------    ---------------    ---------------

Benefits, Losses and Expenses:
Benefits, claims, and settlement expenses..............               344.5             289.4              962.7              813.4
Underwriting, acquisition, and other expenses..........               371.2             397.4            1,102.8            1,090.2
Interest and other charges.............................                 2.0               1.5                6.2                5.1
                                                             ---------------    --------------    ---------------    ---------------
    Total expenses.....................................               717.8             688.4            2,071.8            1,908.7
                                                             ---------------    --------------    ---------------    ---------------
Income before income taxes and other items ............               162.4             177.9              498.0              511.3
                                                             ---------------    --------------    ---------------    ---------------

Income Taxes: Currently payable........................                35.6              46.9              134.5              137.5
              Deferred.................................                17.6              10.9               28.6               27.7
                                                             ---------------    --------------    ---------------    ---------------
              Total....................................                53.2              57.9              163.1              165.2
                                                             ---------------    --------------    ---------------    ---------------
                                                                      109.2             120.0              334.8              346.1
Other items - net......................................                 -                 (.1)               (.2)               (.2)
                                                             ---------------    --------------    ---------------    ---------------
Net Income.............................................      $        109.1     $       119.9     $        334.5     $        345.8
                                                             ===============    ==============    ===============    ===============

Net Income Per Share:
    Basic:.............................................      $          .60     $         .66     $         1.84     $         1.91
                                                             ===============    ==============    ===============    ===============
    Diluted:...........................................      $          .59     $         .65     $         1.81     $         1.89
                                                             ===============    ==============    ===============    ===============

    Average shares outstanding: Basic..................         182,327,380       181,287,134        182,317,511        181,273,961
                                                             ===============    ==============    ===============    ===============
                                Diluted................         184,417,471       183,452,643        184,474,671        182,867,660
                                                             ===============    ==============    ===============    ===============

Dividends Per Common Share:
    Cash dividends ....................................      $         .130     $        .113     $         .373     $         .333
                                                             ===============    ==============    ===============    ===============





See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                  2004               2003              2004                2003
                                                             ---------------    ---------------   --------------     ---------------
Net income as reported...................................    $        109.1     $        119.9    $       334.5      $        345.8
                                                             ---------------    ---------------   --------------     ---------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...............               5.2                (.1)             2.4                10.7
                                                             ---------------    ---------------   --------------     ---------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.....              66.3              (40.9)           (58.0)              180.9
     Less: elimination of pretax realized gains
         included in income as reported..................               2.2                4.5             22.7                10.5
                                                             ---------------    ---------------   --------------     ---------------
     Pretax unrealized gains (losses) on securities
         carried at market value.........................              64.1              (45.5)           (80.8)              170.3
     Deferred income taxes (credits).....................              22.4              (15.9)           (28.3)               59.6
                                                             ---------------    ---------------   --------------     ---------------
     Net unrealized gains (losses) on securities.........              41.6              (29.6)           (52.4)              110.7
                                                             ---------------    ---------------   --------------     ---------------
   Net adjustments.......................................              46.8              (29.7)           (50.0)              121.5
                                                             ---------------    ---------------   --------------     ---------------

Comprehensive income.....................................    $        156.0     $         90.1    $       284.4      $        467.4
                                                             ===============    ===============   ==============     ===============









See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                   ---------------------------------
                                                                                                        2004               2003
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income................................................................................       $       334.5      $       345.8
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs.......................................................               (19.2)             (19.9)
    Premiums and other receivables..........................................................               (39.2)             (56.0)
    Unpaid claims and related items.........................................................               212.2              140.9
    Future policy benefits and policyholders' funds.........................................                78.9               86.5
    Income taxes............................................................................                34.4               25.2
    Reinsurance balances and funds..........................................................               (10.7)             (20.2)
    Accounts payable, accrued expenses and other............................................                36.9               48.9
                                                                                                   --------------     --------------
  Total.....................................................................................               627.8              551.3
                                                                                                   --------------     --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls.............................................................               496.3              583.8
     Sales..................................................................................                87.6              164.2
  Sales of equity securities................................................................                23.4              137.6
  Sales of other investments................................................................                 9.1                1.5
  Sales of fixed assets for company use.....................................................                  .8                 .4
  Cash and short-term investments of subsidiary acquired....................................                 2.5                -
  Purchases of fixed maturity securities....................................................            (1,129.1)          (1,046.1)
  Purchases of equity securities............................................................               (37.2)            (105.3)
  Purchases of other investments............................................................                (1.6)              (3.4)
  Purchases of fixed assets for company use.................................................               (12.8)             (15.3)
  Purchases of investment in affiliate......................................................                (1.4)               -
  Other-net.................................................................................                 1.4                1.0
                                                                                                   --------------     --------------
  Total.....................................................................................              (560.8)            (281.4)
                                                                                                   --------------     --------------

Cash flows from financing activities:
  Issuance of preferred and common shares...................................................                11.9                5.1
  Redemption of debentures and notes........................................................                 (.5)              (2.5)
  Dividends on common shares................................................................               (67.9)             (60.3)
  Other-net.................................................................................                (2.2)             (12.3)
                                                                                                   --------------     --------------
  Total.....................................................................................               (58.8)             (70.1)
                                                                                                   --------------     --------------

Increase (decrease) in cash and short-term investments                                                       8.1              199.7
  Cash and short-term investments, beginning of period......................................               451.2              291.1
                                                                                                   --------------     --------------
  Cash and short-term investments, end of period............................................       $       459.3      $       490.9
                                                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for: Interest ................................................       $         4.4      $         4.5
                                                                                                   ==============     ==============
                                   Income Taxes.............................................       $       126.8      $       138.1
                                                                                                   ==============     ==============







See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------

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

   The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested at least annually for possible impairment of its continued value. Such a test was performed in the first quarters of 2004 and 2003 and did not result in impairment charges. At September 30, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $92.3 and $87.5, respectively.

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

                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                                --------------------------------    --------------------------------
                                                                     2004              2003              2004              2003
                                                                --------------    --------------    --------------    --------------
     Numerator:
        Net Income ........................................     $       109.1     $       119.9     $       334.5     $       345.8
        Less convertible preferred stock dividends ........               -                 -                 -                 -
                                                                --------------    --------------    --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders..........             109.1             119.9             334.5             345.8

        Effect of dilutive securities:
        Convertible preferred stock dividends .............               -                 -                 -                 -
                                                                --------------    --------------    --------------    --------------

     Numerator for diluted earnings per share -
        income available to common stockholders
        after assumed conversions..........................     $       109.1     $       119.9     $       334.5     $       345.8
                                                                ==============    ==============    ==============    ==============

     Denominator:
        Denominator for basic earnings per share

           weighted-average shares.........................       182,327,380       181,287,134       182,317,511       181,273,961


     Effect of dilutive securities:

        Stock options......................................         2,090,091         2,164,983         2,157,160         1,588,042
        Convertible preferred stock........................              -                  526              -                5,657
                                                                --------------    --------------    --------------    --------------
        Dilutive potential common shares...................         2,090,091         2,165,509         2,157,160         1,593,699
                                                                --------------    --------------    --------------    --------------

     Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions................................       184,417,471       183,452,643       184,474,671       182,867,660
                                                                ==============    ==============    ==============    ==============

     Earnings per share: Basic.............................     $         .60     $         .66     $        1.84     $        1.91
                                                                ==============    ==============    ==============    ==============
                         Diluted...........................     $         .59     $         .65     $        1.81     $        1.89
                                                                ==============    ==============    ==============    ==============

   (b) Stock Options - The Financial Accounting Standards Board has issued FAS 148 for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro-forma basis on the assumption that the estimated value of stock options was treated as compensation cost. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 and 2004 reduced earnings per share by less than one cent per share in this year's third quarter and three cents per share for the first nine months of 2004. Stock option expense recognition reduced earnings per share by less than one cent per share in the third quarter and first nine months of 2003.

                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                                --------------------------------    --------------------------------
                                                                     2004              2003              2004              2003
                                                                --------------    --------------    --------------    --------------
    Comparative data:
      Net income:
         As reported.......................................     $       109.1     $       119.9     $       334.5     $       345.8
         Add: Stock-based compensation expense
             included in reported income, net of
             related tax effects...........................                .4                .2               5.1               1.1
         Deduct: Total stock-based employee
             compensation expense determined
             under the fair value based method
             for all awards, net of related tax effects....                .5                .3              10.5               4.2
                                                                --------------    --------------    --------------    --------------
         Pro-forma basis...................................     $       109.0     $       119.8     $       329.1     $       342.7
                                                                ==============    ==============    ==============    ==============
      Basic earnings per share:
         As reported.......................................     $         .60     $         .66     $        1.84     $        1.91
         Pro-forma basis...................................               .60               .66              1.81              1.89
      Diluted earnings per share:
         As reported.......................................               .59               .65              1.81              1.89
         Pro-forma basis...................................     $         .59     $         .65     $        1.78     $        1.87
                                                                ==============    ==============    ==============    ==============

   Options were granted during the first quarter of 2004 and 2003 for 1,990,500 and 1,852,500 shares of common stock, respectively. Options outstanding as of September 30, 2004 and 2003 were 9,543,336 and 8,655,010, respectively. The maximum number of options available for future issuance as of September 30, 2004 is 1,396,795.


3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $181.7 at September 30, 2004. Unrealized appreciation of investments, before applicable deferred income taxes of $97.9, at September 30, 2004 included gross unrealized gains and (losses) of $335.5 and ($55.8), respectively.

   For the nine months ended September 30, 2004 and 2003, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to ($52.4) and $110.7, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                 Quarters Ended                      Nine Months Ended
                                                                  September 30,                        September 30,
                                                        ---------------------------------     ---------------------------------
                                                             2004              2003               2004               2003
                                                        ---------------    --------------     --------------    ---------------
          Service cost.............................     $          2.0     $         1.4      $         5.5     $          4.3
          Interest cost............................                2.8               2.7                8.6                8.3
          Expected return on plan assets...........               (3.7)             (3.5)             (10.8)             (10.5)
          Recognized loss..........................                 .5                .7                1.7                2.2
                                                        ---------------    --------------     --------------    ---------------
          Net cost.................................     $          1.6     $         1.4      $         5.1     $          4.3
                                                        ===============    ==============     ==============    ===============

   The companies contributed $5.7 and $10.1 in 2004 and 2003, respectively. Such contributions reflect amounts required by funding regulations or laws.

5. Information About Segments of Business:

   The Corporation's business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. Due to immateriality, effective in the second quarter of 2004 the Company included the results of its small life & health insurance business with those of its corporate and minor service operations. Prior period data has been reclassified to achieve consistency with current presentation. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

                                                                                   Quarters Ended               Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                             -------------------------     -------------------------
                                                                                 2004          2003           2004           2003
                                                                             -----------    ----------     ----------     ----------
   General Insurance Group:
     Net premiums earned..................................................   $    421.3     $   359.0      $ 1,194.2      $ 1,012.0
     Net investment income and other income ..............................         49.8          47.9          147.5          145.1
                                                                             -----------    ----------     ----------     ----------
        Total revenues before realized gains..............................   $    471.1     $   407.0      $ 1,341.7      $ 1,157.1
                                                                             ===========    ==========     ==========     ==========
     Income before taxes and realized investment gains....................   $     87.3     $    64.8      $   245.0      $   186.7
                                                                             ===========    ==========     ==========     ==========
     Income tax expense on above..........................................   $     28.0     $    19.3      $    77.5      $    55.3
                                                                             ===========    ==========     ==========     ==========


   Mortgage Insurance Group:
     Net premiums earned..................................................   $    102.3     $   100.1      $   301.5      $   298.9
     Net investment income and other income ..............................         21.3          25.6           65.1           76.2
                                                                             -----------    ----------     ----------     ----------
        Total revenues before realized gains..............................   $    123.7     $   125.8      $   366.6      $   375.1
                                                                             ===========    ==========     ==========     ==========
     Income before taxes and realized investment gains....................   $     53.7     $    69.1      $   170.7      $   214.9
                                                                             ===========    ==========     ==========     ==========
     Income tax expense on above .........................................   $     18.0     $    23.3      $    57.4      $    72.2
                                                                             ===========    ==========     ==========     ==========

   Title Insurance Group:
     Net premiums earned..................................................   $    178.2     $   203.2      $   525.5      $   528.4
     Title, escrow and other fees.........................................         78.7         105.2          234.3          280.8
                                                                             -----------    ----------     ----------     ----------
        Sub-total.........................................................        256.9         308.4          759.8          809.3
     Net investment income and other income ..............................          6.6           6.1           19.8           18.0
                                                                             -----------    ----------     ----------     ----------
        Total revenues before realized gains (losses).....................   $    263.6     $   314.5      $   779.7      $   827.4
                                                                             ===========    ==========     ==========     ==========
     Income before taxes and realized investment gains (losses)...........   $     21.1     $    43.0      $    65.6      $   105.2
                                                                             ===========    ==========     ==========     ==========
     Income tax expense on above..........................................   $      7.3     $    14.9      $    22.5      $    36.4
                                                                             ===========    ==========     ==========     ==========

   Consolidated Revenues:
     Total revenues of above Company segments.............................   $    858.5     $   847.3      $ 2,488.2      $ 2,359.7
     Other sources (a)....................................................         20.8          16.1           61.8           53.0
     Consolidated net realized investment gains...........................          2.2           4.5           22.7           10.5
     Elimination of intersegment revenues (b).............................         (1.3)         (1.6)          (3.0)          (3.2)
                                                                             -----------    ----------     ----------     ----------
        Consolidated revenues.............................................   $    880.3     $   866.4      $ 2,569.8      $ 2,420.1
                                                                             ===========    ==========     ==========     ==========

   Consolidated Income Before Taxes:
     Total income before taxes and realized investment
        gains of above Company segments...................................   $    162.2     $   177.0      $   481.4      $   506.9
     Other sources - net (a)..............................................         (2.0)         (3.6)          (6.1)          (6.1)
     Consolidated net realized investment gains...........................          2.2           4.5           22.7           10.5
                                                                             -----------    ----------     ----------     ----------
        Consolidated income before income taxes...........................   $    162.4     $   177.9      $   498.0      $   511.3
                                                                             ===========    ==========     ==========     ==========

                                                                                         September 30,          December 31,
                                                                                             2004                   2003
                                                                                       ------------------    -------------------
    Consolidated Assets:
         General....................................................................   $         7,104.0     $          6,603.5
         Mortgage...................................................................             2,155.9                2,080.1
         Title......................................................................               742.7                  720.5
         Other - net (a)............................................................               383.2                  308.0
                                                                                       ------------------    -------------------
         Consolidated ..............................................................   $        10,386.0     $          9,712.3
                                                                                       ==================    ===================

---------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)Represents amounts for Old Republic's small life and health insurance operations, holding company parent and minor internal service subsidiaries.
(b)Represents consolidation eliminating adjustments.


6. Commitments and Contingent Liabilities:

   (a) Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

   The City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits were tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounts to approximately $33.0. The subsidiary has appealed the most significant portions of the judgment, and management believes the judgment will be substantially reduced on appeal. Through September 30, 2004, the subsidiary has continually evaluated its exposures since the litigation began and has paid or otherwise provided cumulatively $54.2, including its best estimate of its remaining liability, costs associated with all these issues, and accumulating interest on the aforementioned judgment.

   Purported class actions have been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. Both actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions. The Ohio case has been stayed, pending an appeal in a similar action against another title insurer.

   An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC has filed a motion to compel arbitration of the dispute with the named plaintiff.

   (b) In April, 2004 the Internal Revenue Service ("IRS") provided the Company a so-called "30 Day Letter" resulting from a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a review of the IRS calculations and has concluded that actual loss settlements and reserve re-estimates in the three years following December 31, 2000 can disprove the most substantial portions of the alleged reserve overstatements. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as timing differences, and as such would likely have little effect on its GAAP financial statements. The matter has been assigned to an IRS appeals officer.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2004 and 2003
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

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

     In light of the above factors, the Company's affairs are managed for the long haul, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting performance trends over succeeding five to ten year intervals. Such time intervals are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

                                      * * *

     To aid investment analysis of Company results, both net operating income and net income figures are given as they highlight the impact of certain accounting rules or securities market-driven considerations that affect the recording of investment gains or losses and lead to lessened period-to-period comparability. The realization of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. In particular, write-downs of securities deemed other than temporarily impaired are affected by some of these factors as well as industry or issuer-specific developments that can call for the recognition of a permanent loss of market value or non-recoverability of asset cost.

     Consolidated pretax earnings in this year's first nine months were affected adversely by the expensing of stock option benefits of $7.8, (or 3 cents per share after tax) of which $5.6 represented a charge for a non-recurring vesting acceleration of stock option costs in this year's first quarter. Stock option expense charges reduced earnings per share by less than 1 cent per share in the third quarter and first nine months of 2003. The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                                         Quarters Ended                     Nine Months Ended
                                                                          September 30,                       September 30,
                                                                  ------------------------------      ------------------------------
                                                                       2004             2003              2004              2003
                                                                  --------------    ------------      ------------      ------------
Pretax operating income (loss):
General ..............................................            $        87.3     $      64.8       $     245.0       $     186.7
Mortgage Guaranty ....................................                     53.7            69.1             170.7             214.9
Title ................................................                     21.1            43.0              65.6             105.2
Corporate and other...................................                     (2.0)           (3.6)             (6.1)             (6.1)
                                                                  --------------    ------------      ------------      ------------
   Sub-total..........................................                    160.2           173.3             475.2             500.7
Realized investment gains ............................                      2.2             4.5              22.7              10.5
                                                                  --------------    ------------      ------------      ------------
Consolidated pretax income ...........................                    162.4           177.9             498.0             511.3
   Income taxes.......................................                     53.2            57.9             163.1             165.2
                                                                  --------------    ------------      ------------      ------------
Net income............................................            $       109.1     $     119.9       $     334.5       $     345.8
                                                                  ==============    ============      ============      ============
Components of Diluted Earnings Per Share:
   Net operating income ..............................            $         .58     $       .64       $      1.73       $      1.85
   Net realized gains ................................                      .01             .01               .08               .04
                                                                  --------------    ------------      ------------      ------------
   Net income ........................................            $         .59     $       .65       $      1.81       $      1.89
                                                                  ==============    ============      ============      ============

     Old Republic's General Insurance Group, which underwrites mostly commercial property and liability insurance coverages, registered pretax operating income of $87.3 in this year's third quarter, which compares to $64.8 earned in the same period of 2003. Net premium revenues in the latest quarterly period rose by
17.4 percent to $421.3, compared to $359.0 one year ago. The composite underwriting ratio for this year's third quarter was 89.7 percent versus 92.9 percent in the same quarter one year ago. For the first nine months of 2004, pretax operating income rose by 31.3 percent to $245.0 when compared to $186.7 posted in the like period of 2003. Net premiums earned were $1.19 billion versus $1.01 billion a year ago, for an increase of 18.0 percent. The composite underwriting ratio was 90.5 percent compared to 93.6 percent in the same period last year.

     Earned premiums in the General Insurance Group increased as a result of positive pricing and risk selection changes effected during the past few years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Underwriting results in the latest quarter and year-to-date period continued to benefit from lower claims ratios, and from reasonably firm production and administrative expense control. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry, and Old Republic has now registered a favorable composite ratio below 100 percent for ten consecutive quarters. The ratio reached a high of 118.8 percent in the third quarter of 1999 and has dropped fairly consistently to the most recent lower levels.

     Mortgage Guaranty Group pretax operating income dropped 22.2 percent to $53.7 in this year's third quarter when compared to the $69.1 posted in the same quarter of last year. Net premiums earned benefited from improved persistency in the traditional primary business and increased 2.2 percent to $102.3 from $100.1 earned in the same period of 2003. The composite underwriting ratio rose to 64.0 percent compared to 47.2 percent in last year's third quarter, mostly as a result of an increase in the claims component to 41.4 percent from 23.3 percent in 2003.

     For the nine months ended September 30, 2004, pretax operating income for this segment reflected a decline of 20.6 percent to $170.7 from the $214.9 reported in the same period of 2003. Year to date, net premiums earned grew by
0.8 percent to $301.5 from $298.9 earned in the first nine months of last year. The year to date composite ratio was 60.1 percent compared to 44.5 percent in 2003 with the majority of the increase also attributable to the claim ratio component.

     The higher loss ratios for 2004 periods resulted from greater loss provisions caused by an increase in paid losses and net reserve additions that reflect moderately higher expectations of estimated claim frequency and severity. The expense ratio for the third quarter and first nine months of this year reflects reductions of 2.1 percent and 0.7 percent, respectively, from recovery of certain prior years' litigation costs.

     Comparative operating results for the Company's Title Insurance Group declined in both the third quarter and year-to-date periods of 2004. Premium and fee revenues totaled $256.9 in the third quarter of 2004, down 16.7 percent from $308.4 a year ago. Pretax operating income dropped to $21.1 from $43.0 in last year's third quarter. Claim costs remained in line with premium and fee revenue trends, while other expenses were down 10.5 percent. In combination, these factors produced a composite ratio of 94.3 percent, compared to 90.7 percent in the second quarter of 2004, and 88.1 percent in last year's third quarter.

     For the first nine months of 2004, premium and fee revenues were $759.8, down 6.1 percent from $809.3 in 2003. Pretax operating income for the first nine months of 2004 totaled $65.6, a 37.7 percent decline from $105.2 in 2003. A composite ratio of 93.9 percent was posted for the year-to-date period, compared to 89.3 percent in 2003.

     The decline in 2004 operating results is primarily attributable to a substantial reduction in mortgage refinancing revenues which reached a peak in the third quarter of 2003, without a corresponding decline in certain relatively fixed operating expenses.

     Aggregate results for Old Republic's small Life & Health insurance business and its Holding Company activities reflected pretax net operating deficits of $6.1 and $2.0 in the first nine months and third quarter of 2004, respectively. For the same periods of 2003, the comparable operating deficits amounted to $6.1 and $3.6, respectively. These results are reflective of holding company expenses and debt service costs, investment income on temporary investment holdings, and moderately higher earnings from Old Republic's combined book of term life and accident and health business.

     Consolidated net investment income rose by 5.3 percent to $72.8 and 2.9 percent to $214.6 in this year's third quarter and first nine months, respectively. While the Company's consolidated invested asset base has continued to grow as a result of strong operating cash flows, a general downtrend in interest rates in the past several years has inhibited a corresponding growth in investment income. Realized investment gains amounted to $2.2 and $22.7 in the third quarter and first nine months of 2004, respectively, and $4.5 and $10.5 in the third quarter and first nine months of 2003, respectively.

     Cash and invested assets at September 30, 2004, totaled $7.31 billion, or $40.12 per share, versus $6.84 billion, or $37.71 per share, at December 31, 2003, and $6.79 billion, or $37.47 per share, at September 30, 2003. Consolidated operating cash flow grew by 13.9 percent to $627.8 for the first nine months of 2004, with substantially all of this growth stemming from Old Republic's General Insurance segment. The investment portfolio reflects a current allocation of approximately 87 percent in fixed-income investments and 7 percent in equities. As has been the case for many years, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

     Common shareholders' equity grew by 6.7 percent to $3.79 billion at September 30, 2004, compared to the equivalent balance of $3.55 billion at December 31, 2003, and $3.57 billion at September 30, 2003. Book value per share was $20.79 at the end of this year's third quarter, versus $19.57 at year-end 2003, and $19.70 at September 30, 2003.


--------------------------------------------------------------------------------
                               MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At September 30, 2004 and December 31, 2003, the Company's consolidated unamortized goodwill asset balance was $92.3 and $87.5. During the first quarters of 2004 and 2003, the Company tested the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Required stock option compensation charges of $.7 and $7.8 for the third quarter and first nine months of 2004, respectively, reduced earnings per share by less than one cent per share in the third quarter of 2004 and by three cents per share in the first nine months of 2004, of which $5.6 represented the expense of a non-recurring vesting acceleration of such costs in the first quarter 2004. Third quarter and first nine months 2003 operating results were reduced by required stock option compensation charges of $.4 and $1.7, respectively, reducing earnings per share by less than one cent per share in the third quarter and first nine months of 2003.

                               FINANCIAL POSITION

     The Company's financial position at September 30, 2004 reflected increases in assets, liabilities and common shareholders' equity of 6.9 percent, 7.1 percent and 6.7 percent, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.4 percent and 70.5 percent of consolidated assets as of September 30, 2004 and December 31, 2003, respectively. Consolidated operating cash flow was positive at $627.8 in this year's first nine months, compared to $551.3 in the same period of 2003. As of September 30, 2004, the invested asset base increased 6.8 percent to $7,315.9 principally as a result of higher operating cash flow offset by a decline in the fair value of fixed maturity investments.

     During the first nine months of 2004, the Corporation invested substantially all available funds in short to intermediate-term fixed maturity securities. At both September 30, 2004 and December 31, 2003, approximately 99 percent of the Company's investments consisted of marketable securities, including $499.3 and $446.5, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long held policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At September 30, 2004, Old Republic's commitment to equity securities decreased 1.9 percent in relation to the related invested balance at year-end 2003, mostly as a result of reduced net unrealized gains. At September 30, 2004, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2004. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

-------------------------------------------------------------------------------------------------------------------------------
                                   Credit Quality Ratings of Fixed Maturity Securities (*)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                          September 30,         December 31,
                                                                                              2004                  2003
                                                                                       ------------------    ------------------
Aaa.............................................................................                 31.8%                 29.7%
Aa..............................................................................                 19.1                  19.1
A...............................................................................                 28.8                  32.0
Baa.............................................................................                 19.7                  18.5
                                                                                       ------------------    ------------------
         Total investment grade.................................................                 99.4                  99.3
All other (**)..................................................................                   .6                    .7
                                                                                       ------------------    ------------------
         Total..................................................................                100.0%                100.0%
                                                                                       ==================    ==================

(*) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(**) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.

-------------------------------------------------------------------------------------------------------------------------------
         Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                   as of September 30, 2004
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                              Amortized          Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................             $     186.1        $       1.6
Finance.........................................................................                   105.3                1.1
Utilities.......................................................................                    73.1                1.1
Service.........................................................................                    45.4                 .8
Other (includes 16 industry groups).............................................                   402.0                4.0
                                                                                             ------------       ------------
         Total..................................................................             $     812.2 (a)    $       8.8
                                                                                             ============       ============

(a) Represents 13.5 percent of the total fixed maturity securities portfolio.

-------------------------------------------------------------------------------------------------------------------------------
                      Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                   as of September 30, 2004
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Equity Securities by Industry Concentration:
Healthcare......................................................................             $      55.9        $      16.9
Retail..........................................................................                    24.0                7.3
Utilities.......................................................................                    33.7                4.6
Technology......................................................................                    12.7                4.3
Other (includes 8 industry groups)..............................................                    54.3                5.7
                                                                                             ------------       ------------
         Total..................................................................             $     180.7 (b)    $      39.0 (c)
                                                                                             ============       ============

(b)  Represents 39.9 percent of the total equity securities portfolio.
(c) Represents 8.6 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 19.8 percent of the portfolio.

---------------------------------------------------------------------------------------------------------------------------------
                             Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                   as of September 30, 2004
---------------------------------------------------------------------------------------------------------------------------------

                                                                  Amortized Cost
                                                           of Fixed Maturity Securities              Gross Unrealized Losses
                                                         ----------------------------------      --------------------------------
                                                                             Non-Investment                        Non-Investment
                                                              All             Grade Only             All             Grade Only
                                                         -------------       -------------       ------------       ------------
Maturity Ranges:
Due in one year or less.............................     $       64.3        $       -           $        .2        $      -
Due after one year through five years...............            261.1                -                   2.3               -
Due after five years through ten years..............            474.7                -                   6.0               -
Due after ten years.................................             11.8                -                    .1               -
                                                         -------------       -------------       ------------       ------------
         Total......................................     $      812.2 (d)    $       -           $       8.8        $      -
                                                         =============       =============       ============       ============

(d) Represents 13.5 percent of the total fixed maturity securities portfolio.

--------------------------------------------------------------------------------------------------------------------------------
                        Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                   as of September 30, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                           Amount of Gross Unrealized Losses
                                                         -----------------------------------------------------------------------
                                                                                                                    Total Gross
                                                           Less than           20% to 50%          More than         Unrealized
                                                          20% of Cost           of Cost           50% of Cost           Loss
                                                         --------------      -------------       ------------       ------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................           $         6.3       $       -           $      -           $       6.3
         Seven to twelve months...............                     1.2               -                  -                   1.2
         More than twelve months..............                     1.2               -                  -                   1.2
                                                         --------------      -------------       ------------       ------------
                  Total.......................           $         8.8       $       -           $      -           $       8.8
                                                         ==============      =============       ============       ============
Equity Securities:
         One to six months....................           $          .3       $        1.8        $      -           $       2.1
         Seven to twelve months...............                     4.3                6.1               -                  10.4
         More than twelve months..............                     2.7               21.4                2.1               26.3
                                                         --------------      -------------       ------------       ------------
                  Total.......................           $         7.4       $       29.3        $       2.1        $      39.0
                                                         ==============      =============       ============       ============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                     175               -                  -                   175
         Seven to twelve months...............                      13               -                  -                    13
         More than twelve months..............                      16               -                  -                    16
                                                         --------------      -------------       ------------       ------------
                  Total.......................                     204               -                  -                   204 (e)
                                                         ==============      =============       ============       ============
Equity Securities:
         One to six months....................                       3                  1               -                     4
         Seven to twelve months...............                       5                  2               -                     7
         More than twelve months..............                       7                  7                  1                 15
                                                         --------------      -------------       ------------       ------------
                  Total.......................                      15                 10                  1                 26 (e)
                                                         ==============      =============       ============       ============

The aging of issues with unrealized losses employs month-end closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (September 30, 2004) in the above table, and accordingly, is not indicative of a security's value having been consistently below its cost at the aggregate percentages and throughout the periods shown.

(e)  At September 30, 2004,  the number of issues in a loss  position  represent
     14.1 percent as to fixed maturities, and 31.7 percent as to equity securities of the total number of such issues held by the Company.

--------------------------------------------------------------------------------------------------------------------------------
                                         Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                          September 30,          December 31,
                                                                                              2004                  2003
                                                                                        ------------------    ------------------
Maturity Ranges:
Due in one year or less............................................................                2.1%                 11.0%
Due after one year through five years..............................................               47.1                  50.0
Due after five years through ten years.............................................               45.6                  37.7
Due after ten years through fifteen years..........................................                5.2                   1.3
Due after fifteen years............................................................                 -                     -
                                                                                        ------------------    ------------------
         Total.....................................................................              100.0%                100.0%
                                                                                        ==================    ==================

Average Maturity...................................................................              4.5 Yrs.              4.5 Yrs.
                                                                                        ==================    ==================
Duration (f).......................................................................              4.1                   4.0
                                                                                        ==================    ==================

(f) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of September 30, 2004 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.1 percent.

--------------------------------------------------------------------------------------------------------------------------------
                                           Composition of Unrealized Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         September 30,           December 31,
                                                                                             2004                   2003
                                                                                       ------------------     ------------------
On Fixed Maturity Securities:
Amortized cost.....................................................................    $         5,988.2      $         5,463.9
Estimated fair value...............................................................              6,206.6                5,741.1
                                                                                       ------------------     ------------------
Gross unrealized gains.............................................................                227.3                  285.0
Gross unrealized losses............................................................                 (8.8)                  (7.8)
                                                                                       ------------------     ------------------
         Net unrealized gains .....................................................    $           218.4      $           277.1
                                                                                       ==================     ==================

On Equity Securities:
Cost...............................................................................    $           453.2      $           439.2
Estimated fair value...............................................................                503.7                  513.5
                                                                                       ------------------     ------------------
Gross unrealized gains.............................................................                 89.5                   98.2
Gross unrealized losses............................................................                (39.0)                 (23.9)
                                                                                       ------------------     ------------------
         Net unrealized gains .....................................................    $            50.5      $            74.2
                                                                                       ==================     ==================
--------------------------------------------------------------------------------------------------------------------------------

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

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $321.2 in dividends from its subsidiaries in 2004 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and Board-declared quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs.

     Old Republic's capitalization of $3,934.3 at September 30, 2004 consisted of debt of $142.7 and common shareholders' equity of $3,791.6. The increase in the common shareholders' equity account during the first nine months of 2004 reflects primarily the retention of earnings in excess of dividend requirements offset by a decrease in the value of investments carried at market values. At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through September 30, 2004 pursuant to this authorization.

                              RESULTS OF OPERATIONS

Revenues/ Premiums & Fees:

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses by means of the provision for policy benefits, the deferral and subsequent amortization of applicable acquisition costs, and the recognition of incurred benefits, claims and operating expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are fully earned in the month they are reported and received. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations represent approximately 39 percent of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 61 percent of consolidated title premium and fee revenues is produced by independent title agents and other service providers. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions which, during the past five years, have accounted for approximately 93 percent of such revenues.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                          % Change
                                                                                                                         over prior
                                                     General      Mortgage       Title         Other          Total      year period
                                                   ----------    ----------    ----------    ----------    ----------    -----------
   Years Ended December 31:
        1999...................................    $   853.4     $   300.3     $   573.8     $    54.0     $ 1,781.7         -1.6%
        2000...................................        857.8         331.4         494.0          53.4       1,736.8         -2.5
        2001...................................      1,000.2         353.1         625.3          50.6       2,029.5         16.9
        2002...................................      1,184.1         376.2         813.4          50.1       2,423.9         19.4
        2003...................................      1,379.5         400.9       1,103.8          51.6       2,936.0         21.1
   Quarters Ended September 30:
        2003...................................        359.0         100.1         308.4          10.4         778.1         24.8
        2004...................................        421.3         102.3         256.9          15.6         796.3          2.3
   Nine Months Ended September 30:
        2003...................................      1,012.0         298.9         809.3          38.6       2,158.9         23.3
        2004...................................    $ 1,194.2     $   301.5     $   759.8     $    48.1     $ 2,303.7          6.7%
                                                   ==========    ==========    ==========    ==========    ==========    ===========

     Earned premiums in the General Insurance Group increased as a result of positive pricing and risk selection changes the Company has effected during the past four years, as well as additional business produced in an environment marked by a more restrictive marketing stance on the part of many competitors. Mortgage Guaranty premiums were up slightly in the current quarter and nearly flat for the year-to-date period, mostly reflecting rising persistency trends offset by greater reinsurance cessions. The decline in title premium and fee revenues in 2004 is primarily attributable to a substantial reduction in mortgage refinancing revenues.

Revenues/ Net Investment Income:

     Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company's funds are invested during individual reporting periods. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. In calculating yields, non-interest bearing U.S. Treasury tax and loss bonds, held by the Company's mortgage guaranty subsidiaries for deferred tax purposes, are necessarily excluded from the invested asset base. Since the Company can exercise little control over market values, yields are evaluated on the basis of investment income earned in relation to the amortized cost of the underlying invested assets, though yields based on the market values of such assets are also shown in the statistics below.


                                                                                                              Market       Invested
                                                           Invested Assets at Cost                             Value      Assets at
                                     -------------------------------------------------------------------      Adjust-       Market
                                       General       Mortgage        Title        Other         Total          ment         Value
                                     -----------    -----------    ---------    ---------    -----------    ----------   -----------
   As of  December 31:
        1999..................       $  3,116.5     $  1,131.2     $  353.3     $  153.5     $  4,754.5     $   (34.0)   $  4,720.4
        2000..................          3,112.3        1,333.6        373.7        149.5        4,969.2          98.0       5,067.2
        2001..................          3,198.8        1,542.3        423.9        150.1        5,315.0         219.7       5,534.8
        2002..................          3,446.0        1,700.9        489.6        226.9        5,863.4         305.5       6,169.0
        2003..................          3,798.2        1,827.9        556.9        177.1        6,360.1         360.3       6,720.4
   As of September 30:
        2003..................          3,692.2        1,802.4        542.1        270.2        6,307.0         358.6       6,665.6
        2004..................       $  4,092.6     $  1,937.4     $  574.7     $  288.2     $  6,893.0     $   279.3    $  7,172.3
                                     ===========    ===========    =========    =========    ===========    ==========   ===========

                                                            Net Investment Income                                   Yield at
                                     -------------------------------------------------------------------    ------------------------
                                      General       Mortgage       Title         Other          Total          Cost         Market
                                     ---------     ---------     ---------     ----------    -----------    ----------    ----------
   Years Ended
      December 31:
        1999..................       $  182.5      $   45.0      $   22.3      $    13.3     $    263.2         5.8%          5.7%
        2000..................          179.8          56.8          24.0           13.3          273.9         6.0           5.9
        2001..................          175.7          63.3          22.7           12.8          274.7         5.7           5.5
        2002..................          172.5          65.8          22.5           11.7          272.6         5.2           5.0
        2003..................          175.0          65.7          23.5           14.9          279.2         4.9           4.6
   Quarters Ended
      September 30:
        2003..................           43.1          16.2           5.9            3.8           69.1         4.9           4.6
        2004..................           45.7          16.9           6.4            3.7           72.8         4.7           4.5
   Nine Months Ended
      September 30:
        2003..................          131.0          49.0          17.6           10.9          208.6         4.9           4.6
        2004..................       $  135.2      $   50.2      $   18.9      $    10.1     $    214.6         4.7%          4.4%
                                     =========     =========     =========     ==========    ===========    ==========    ==========

     Consolidated net investment income of $214.6 in the first nine months of 2004 and $72.8 in the third quarter of 2004 was up slightly when compared to $208.6 and $69.1, respectively, posted in the same periods of 2003 due to a continuing low yield environment which diluted the benefit of the Company's growing invested asset base. The average annual yield based on costs of investments was 4.7 percent and 4.9 percent for the first nine months ended September 30, 2004 and 2003, respectively. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio and a continuation of a progressively lower yield environment during recent periods.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2004 and 2003, 85.0 percent and 78.0 percent, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period is affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and, in the Company's view, are not indicative of any particular trend or result in regard to its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                                            Quarters Ended                  Nine Months Ended
                                                                             September 30,                    September 30,
                                                                    -----------------------------     ------------------------------
                                                                        2004             2003             2004              2003
                                                                    -------------    ------------     ------------      ------------
   Realized Gains (Losses) on Disposition of:
        Fixed maturity securities...............................    $        1.3     $       1.5      $       3.2       $       4.8
        Equity securities and miscellaneous investments.........              .9            10.0             19.4              22.1
                                                                    -------------    ------------     ------------      ------------
                     Total......................................             2.2            11.5             22.7              27.0
                                                                    -------------    ------------     ------------      ------------
   Impairment losses on:
        Fixed maturity securities...............................            -               -                -                  -
        Equity securities and miscellaneous investments.........            -               (6.9)            -                (16.4)
                                                                    -------------    ------------     ------------      ------------
                     Total......................................            -               (6.9)            -                (16.4)
                                                                    -------------    ------------     ------------      ------------
   Net realized gains...........................................    $        2.2     $       4.5      $      22.7       $      10.5
                                                                    =============    ============     ============      ============

Expenses:

     In order to achieve a necessary matching of revenues and expenses, the Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Such costs are affected by the adequacy of reserve estimates established for current and prior years' claim occurrences. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, on expectations as to future developments, and on management's judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

     All reserves are thus based on a large number of assumptions and resulting estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. The Company believes that its overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

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

     Mortgage guaranty claim reserves could develop deficiently as a result of an unexpected rise in unemployment which might hinder borrowers' ability to cure mortgage payment defaults. Significant declines in home prices could also have similarly adverse effects since salvage recoveries from the sale of properties obtained through foreclosures could be reduced. Title segment loss reserve levels could be impacted adversely by such developments as reduced loan refinancing activity, the effect of which could be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, could lead to increased occurrences of fraud, defalcations or mechanics' liens. As to Old Republic's small life and health insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims.

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its General insurance business. At September 30, 2004, such reserves accounted for 88.6 percent and 82.1 percent of consolidated gross and net of reinsurance reserves, respectively. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of that date:

                                                                                                           Gross             Net
                                                                                                        -----------     ------------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)...........................................................      $    786.0      $     638.5
Workers' compensation.............................................................................         1,602.2            799.8
General liability.................................................................................           810.7            332.5
Other coverages...................................................................................           563.0            369.1
Unallocated loss adjustment expense reserves......................................................            87.2             87.1
                                                                                                        -----------     ------------
     Total general insurance segment reserves                                                              3,849.3          2,227.2
Mortgage guaranty.................................................................................           194.3            192.9
Title.............................................................................................           252.6            252.6
Life and health...................................................................................            21.4             15.4
Unallocated loss adjustment expense reserves -  other coverages...................................            24.6             24.6
                                                                                                        -----------     ------------
     Total claim and loss adjustment expense reserves.............................................      $  4,342.5      $   2,712.9
                                                                                                        ===========     ============
Asbestosis and environmental claim reserves included in the above
          General insurance reserves: Amount......................................................      $    120.6      $      99.8
                                                                                                        ===========     ============
                                      % of total general insurance segment reserves...............            3.1%             4.5%
                                                                                                        ===========     ============

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

     The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized in setting such reserves. The reserves listed in the above table represent such point estimates. Accordingly, the overall reserve level at any point in time represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from
3.5 percent to 4.0 percent. Formula calculations are utilized and are intended to cover IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded and recoverability levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical or actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.0 years (gross) and 12.0 years (net of reinsurance) as of September 30, 2004. Incurred net losses for asbestosis and environmental claims have averaged 1.2 percent of General Insurance Group incurred losses for the five years ended December 31, 2003.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of September 30, 2004, the Company's general insurance segment carried reserves of $715.3 to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $71.5, or 3.2 percent of the Company's net general insurance reserves as of the most recent balance sheet date, the impact on the Company's income statement would be to reduce pretax income by that amount. While the Company has not incurred such a deficiency level on reserves posted as of the 10 most recent year ends, there can be no assurance that this positive experience will continue in the future.

     The percentage of net benefits, claims, and related settlement expenses measured against premiums and related fee revenues of the Company's three major operating segments and in consolidation were as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     --------------
   Years Ended December 31:
        1999.............................................            83.4%            22.3%            4.9%             46.8%
        2000.............................................            77.9             15.0             3.6              43.9
        2001.............................................            75.3             16.1             4.0              42.4
        2002.............................................            72.6             14.1             5.0              40.2
        2003.............................................            67.8             22.7             5.8              37.9
   Quarters Ended September 30:
        2003.............................................            67.1             23.3             5.6              37.2
        2004.............................................            66.0             41.4             5.8              43.3
   Nine Months Ended September 30:
        2003.............................................            68.4             19.5             5.6              37.7
        2004.............................................            66.1%            34.4%            5.8%             41.8%
                                                               ==============    =============     ===========     ==============

     The general insurance portion of the claims ratios has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003. These trends mostly reflect increases in claim provisions principally due to such factors as higher loss payments and expectations of loan default rates, as well as slightly higher severity and frequency of claims. Title insurance loss ratios have been in the low single digits in each of the past six years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratios reflect the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 45.1 percent and 48.8 percent in the third quarters of 2004 and 2003, respectively, and 46.2 percent and 48.1 percent for the first nine months of 2004 and 2003, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in each of the Company's business segments. The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     --------------
   Years Ended December 31:
        1999............................................            28.8%            33.5%           90.9%             50.7%
        2000............................................            28.1             29.6            92.4              47.7
        2001............................................            26.7             27.5            87.2              46.5
        2002............................................            25.8             32.3            85.6              47.9
        2003............................................            25.5             24.8            84.6              48.5
   Quarters Ended September 30:
        2003............................................            25.8             23.9            82.5              48.8
        2004............................................            23.7             22.6            88.5              45.1
   Nine Months Ended September 30:
        2003............................................            25.2             25.0            83.7              48.1
        2004............................................            24.4%            25.7%           88.1%             46.2%
                                                              ==============    =============     ===========     ==============

     Consolidated expense ratios have reflected a moderate downtrend since 1999 due to a similar pattern for Old Republic's major operating segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities. Mortgage guaranty expense ratios have displayed a basic downtrend since 1999 mostly due to greater operating efficiencies. Departures from this downtrend have been due mostly to higher litigation and product termination costs (2002), reduction in such costs
(2003), and higher stock option compensation expenses in the first quarter of 2004 offset by recovery of certain prior years' litigation costs in the third quarter of 2004.

     The composite ratios of the above net benefits and claims costs and underwriting and other expenses reflecting the sum total of all the factors enumerated above have been as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     --------------
   Years Ended December 31:
        1999.............................................           112.2%            55.8%           95.8%             97.5%
        2000.............................................           106.0             44.6            96.0              91.6
        2001.............................................           102.0             43.6            91.2              88.9
        2002.............................................            98.4             46.4            90.6              88.1
        2003.............................................            93.3             47.5            90.4              86.4
   Quarters Ended September 30:
        2003.............................................            92.9             47.2            88.1              86.0
        2004.............................................            89.7             64.0            94.3              88.4
   Nine Months Ended September 30:
        2003.............................................            93.6             44.5            89.3              85.8
        2004.............................................            90.5%            60.1%           93.9%             88.0%
                                                               ==============    =============     ===========     ==============

     The effective consolidated income tax rate was 32.8 percent for both the third quarter and first nine months of 2004, and 32.5 percent and 32.3 percent for the same periods of 2003, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.


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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements, commentaries, or inferences, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans; additionally, mortgage guaranty results, may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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


Item 4 - Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer
(CEO) and Senior Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 (Disclosure Controls).

The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the Company's controls evaluation, the CEO and CFO have concluded that the Company's Disclosure Controls provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

      31.1 Certification by Aldo C. Zucaro, Chief Executive Officer and the Interim Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Aldo C. Zucaro, Chief Executive Officer and the Interim Principal Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      1. On August 16, 2004, the Company furnished a Current Report on Form 8-K to incorporate its press release dated August 12, 2004 announcing the creation of two new directorship positions and the appointments of Charles F. Titterton and Dennis P. Van Mieghem to those positions.

      2. On October 26, 2004, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated October 26, 2004 announcing the results of its operations and its financial condition for the quarter ended September 30, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Old Republic International Corporation
                                    --------------------------------------------
                                                   (Registrant)



Date:    November 8, 2004
     ------------------------


                                              /s/ Aldo C. Zucaro
                                    --------------------------------------------
                                                  Aldo C. Zucaro
                                          Chairman, Chief Executive Officer
                                       and Interim Principal Financial Officer

                                  EXHIBIT INDEX


   Exhibit
     No.          Description
--------------    --------------------------------------------------------------


    31.1 Certification by Aldo C. Zucaro, Chief Executive Officer and the Interim Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification by Aldo C. Zucaro, Chief Executive Officer and the Interim Principal Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.