Form 10-K
period 2004-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-03-16
CIK 74260

Disclosure Items Omitted:
                                                       -------------------------
                                                   Item 8, Report of Independent
                                               Registered Public Accounting Firm
                                                Item 9A, Controls and Procedures
                                                        Exhibits 23, 31.1 - 32.2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended: December 31, 2004 OR
                              -----------------

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
-------------------------------------------- -----------------------------------
  (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code: 312-346-8100
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
           Title of each class                         on Which Registered
           -------------------                       -----------------------

7% Subordinated Debentures Due June 15, 2007         New York Stock Exchange
--------------------------------------------         -----------------------
        Common Stock/$1 par value                    New York Stock Exchange
        -------------------------                    -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: _X_/ No:___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_/ No: ___

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2004, the last day of the registrant's most recently completed second fiscal quarter, was $3,971,217,178.

The registrant had 182,614,298 shares of Common Stock outstanding as of February 16, 2005.

Documents incorporated by reference:
-----------------------------------

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

               Title                                         Part

Proxy statement for the 2005 Annual
   Meeting of Shareholders                     III, Items 10, 11, 12, 13 and 14
Exhibits as specified in
   exhibit index (page 65)                     IV, Item 15

                                ----------------
                        There are 66 pages in this report

                                     PART I

Item 1-Business

(a) General Description of Business. Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries that conduct business through three major segments, namely, its general (property and liability), mortgage guaranty, and title insurance businesses. A small life and health insurance business is included under the corporate and other caption. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty, and Title Insurance Groups and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business.

           Financial Information Relating to Segments of Business (1)

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

                                                                         ($ in Millions)
                                     ----------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                     ----------------------------------------------------------------------------------------
                                                  Net Revenues (2)                         Income (Loss) Before Taxes
                                     ------------------------------------------   -------------------------------------------
                                         2004           2003           2002           2004            2003            2002
                                     -----------    -----------    ------------   ------------    -----------     -----------
  General........................     $ 1,822.5      $ 1,572.7      $  1,376.7     $    333.0      $   258.9       $   182.1
  Mortgage Guaranty..............         489.9          498.6           467.1          224.5          276.4           267.7
  Title..........................       1,051.8        1,128.0           836.5           62.5          129.6            97.6
  Corporate & Other - Net (3)....          79.3           66.9            62.0          (17.2)          (4.5)            (.7)
  Consolidated Realized
   Investment Gains..............          47.9           19.3            13.9           47.9           19.3            13.9
                                     -----------    -----------    ------------   ------------    -----------     -----------
    Consolidated.................     $ 3,491.6      $ 3,285.8      $  2,756.4     $    650.9      $   679.7       $   560.7
                                     ===========    ===========    ============   ============    ===========     ===========

                                                                                            Assets at December 31,
                                                                                   ------------------------------------------
                                                                                      2004           2003            2002
                                                                                   -----------    -----------     -----------
  General.....................................................................      $ 7,222.8      $ 6,603.5       $ 5,876.5
  Mortgage Guaranty...........................................................        2,205.9        2,080.1         1,921.2
  Title.......................................................................          753.0          720.5           619.9
  Corporate & Other - Net (3).................................................          388.9          308.0           297.6
                                                                                   -----------    -----------     -----------
    Consolidated..............................................................      $10,570.8      $ 9,712.3       $ 8,715.4
                                                                                   ===========    ===========     ===========

-----------------------
(1) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(2) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined.
(3) Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.

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

     Liability Coverages: Commercial automobile (mostly trucks) full coverage protection, workers' compensation and general liability (including the general liability portion of commercial package policies) are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic specializes in a number of industries, most prominently the transportation (trucking and general aviation), construction, forest products, and energy industries. Most such business is produced through independent agency and brokerage channels.

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

     Over the years, Old Republic has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2004, production of commercial automobile direct insurance premiums accounted for approximately 33.0% of consolidated direct premiums written by the General Insurance Group, while workers' compensation and general liability direct insurance premiums amounted to 23.2% and 15.2%, respectively, of such consolidated totals.

     Among other liability coverages, Old Republic indemnifies corporations' financial exposures to directors' and officers' ("D&O") liability as well as those stemming from errors and omissions ("E&O") liability. In the past twenty years, the Corporation has developed a presence in the general aviation insurance industry, providing coverage for hull and liability exposures as well as such additional areas as airport facilities and flying schools. All of these coverages are produced through independent insurance agency and brokerage channels.

     Property and Other Coverages: Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for commercial properties. Such insurance is produced principally through independent agencies or brokers.

     In addition to the aforementioned D&O and E&O financial indemnity exposures, the Corporation also provides coverage for fidelity, surety and credit exposures for a wide range of business enterprises. Fidelity and surety coverages are underwritten through some 9,000 independent agents by the Old Republic Surety Group. Surety bonds, such as those aimed at public officials, license and permit authorizations and contract bonds covering both public and private works, are typically written for exposures of less than $500,000. Fidelity bonds are also extended to small to medium-sized risks.

     Old Republic Insured Credit Services, Inc. has marketed loan and retail installment sales credit indemnity insurance since 1955 through commercial banks, thrifts and other lending institutions. This coverage provides a limited indemnity to lenders on a variety of consumer loans and installment sales contracts.

     Extended warranty coverages for new and used automobiles, as well as home warranty policies covering appliances and other mechanical systems in used homes are marketed by Old Republic through its own employees and selected independent agents.

     Travel insurance is produced through independent travel agents in the United States and Canada. The coverages provided under these policies, some of which are also underwritten by one of the Company's life insurance subsidiaries, include trip delay and trip cancellation protection for insureds.

     In recent years, the Corporation has terminated its involvement with certain smaller parts of its business, including a reinsurance assumed line and coverages for propane and petroleum distribution, natural gas utilities, and grain elevators. The run off of these terminated portions of Old Republic's business is not expected to affect meaningfully its future operating results or financial condition. The Company believes it has made adequate provisions for the ultimate claim costs pertaining to those terminated coverages.

                             Mortgage Guaranty Group

     Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units.

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

     Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), purchasers of many of the loans the Corporation insures. Delegated underwriting programs allow approved lenders to commit the Corporation to insure loans provided they adhere to predetermined underwriting guidelines. In 2004, delegated underwriting approvals accounted for 53.8% of the Corporation's new traditional primary insurance written.

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

     The amount of premium charge depends on loan-to-value ratios, the level of coverage being provided, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is to be an investment property or owner occupied. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at loan closing and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of original or outstanding loan amount. Substantially all of the Corporation's insurance in force as of December 31, 2004 has been written under monthly premium plans.

                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2004, approximately 38% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 62% emanated from independent title agents and underwritten title companies.

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

                         Corporate and Other Operations

     Corporate and other operations include the accounts of a small life and health insurance business as well as those of the parent holding company and several internal service subsidiaries that perform investment management, payroll, administrative and minor marketing services.

     The Corporation's small life and health business registered 2004 and 2003 net premium revenues of $64.6 million and $51.6 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as finance companies, automobile dealers, and travel agents, marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, as to which new and renewal business accounted for net premiums earned of approximately $18.9 million in 2004, has been terminated and placed in run off mode as of year end 2004. As a result of the changed circumstances, it was concluded that previously deferred acquisition costs could no longer be amortized for their full amount of the product's expected run-off years. Accordingly, 2004 operations were charged in the sum of $10.5 million to reflect revised estimates of deferrable costs.

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: 1) premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the General, Mortgage Guaranty and Title insurance groups:

                                                                                            ($ in Millions)
                                                                            -------------------------------------------------
                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                2004              2003              2002
                                                                            -------------     -------------     -------------
   General Insurance Group (Statutory Basis):
     Overall Experience:              Net Premiums Written...............    $   1,701.1       $   1,460.3       $   1,268.7
                                      Net Premiums Earned ...............    $   1,626.0       $   1,382.7       $   1,182.3
                                      Claim Ratio........................          65.9%             66.7%             72.7%
                                      Policyholders' Dividend Benefit....            .2               1.1               (.1)
                                      Expense Ratio .....................          24.6              25.5              25.8
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          90.7%             93.3%             98.4%
                                                                            =============     =============     =============

     Experience By Major Coverages:
     Commercial Automobile:           Net Premiums Earned ...............    $     616.3       $     545.6       $     508.0
       (Principally Trucking)         Claim Ratio........................          66.5%             70.4%             78.4%
                                                                            =============     =============     =============

     Workers' Compensation:           Net Premiums Earned ...............    $     353.9       $     277.2       $     226.2
                                      Claim Ratio........................          71.9%             75.9%             93.7%
                                      Policyholders' Dividend Benefit....            .5%              5.3%              (.5%)
                                                                            =============     =============     =============

     Financial Indemnity: (1)         Net Premiums Earned ...............    $     191.4       $     161.8       $     104.1
                                      Claim Ratio........................          47.5%             50.9%             40.9%
                                                                            =============     =============     =============

     Property: (2)                    Net Premiums Earned ...............    $     184.5       $     169.0       $     151.9
                                      Claim Ratio........................          56.0%             58.9%             51.4%
                                                                            =============     =============     =============

     General Liability:               Net Premiums Earned ...............    $      94.4       $      72.6       $      55.3
                                      Claim Ratio........................         108.6%             89.3%             67.5%
                                                                            =============     =============     =============

     Other Coverages: (3)             Net Premiums Earned ...............    $     185.2       $     156.4       $     136.6
                                      Claim Ratio........................          59.3%             52.2%             66.9%
                                                                            =============     =============     =============

   Mortgage Guaranty Group:           Net Premiums Earned................    $     403.2       $     400.9       $     376.2
                                      Claim Ratio........................          35.5%             22.7%             14.1%
                                      Expense Ratio......................          25.6              24.8              32.3
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          61.1%             47.5%             46.4%
                                                                            =============     =============     =============

   Title Insurance Group: (4)         Net Premiums Earned................    $     714.0       $     749.9       $     524.8
                                      Combined Net Premiums
                                        & Fees Earned....................    $   1,025.2       $   1,103.8       $     813.4
                                      Claim Ratio........................           5.8%              5.8%              5.0%
                                      Expense Ratio......................          90.5              84.6              85.6
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          96.3%             90.4%             90.6%
                                                                            =============     =============     =============

   Consolidated:                      Net Premiums & Fees Earned.........    $   3,116.1       $   2,936.0       $   2,423.9
                                      Claim and Benefit Ratio............          42.0%             37.9%             40.2%
                                      Expense Ratio......................          47.3              48.5              47.9
                                                                            -------------     -------------     -------------
                                      Composite Ratio....................          89.3%             86.4%             88.1%
                                                                            =============     =============     =============

---------------
Certain minor reclassifications of prior year data have been reflected in the above table to conform to current presentation.
(1) Consists principally of fidelity, surety, consumer credit indemnity, and executive indemnity (directors & officers and errors & omissions) coverages.
(2) Consists principally of commercial fire, allied lines, multi-peril and inland marine coverages.
(3) Consists principally of home and auto warranty, aviation and travel accident coverages.
(4) Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

     Variations in the claim (including related claim settlement expense) ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. The Company can therefore experience period-to-period volatility in the underwriting results for individual coverages as demonstrated in the above table. As a result of the Company's fundamental underwriting focus in the management of its business, it has attempted to dampen this volatility and thus ensure a higher degree of overall underwriting stability by diversifying the coverages it offers and industries it serves.

     The claim  ratios  include  loss  adjustment  expenses  where  appropriate.
Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

     The general insurance claims ratio has reflected favorable trends since reaching a peak in 1999. The downtrend in this major cost factor reflects largely the pricing and risk selection improvements effected in the past forty-eight months. General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, claims and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. With respect to commercial automobile coverages, the declining claims ratio stems primarily from the pricing and risk selection improvements made in recent years, while better results in workers' compensation are due to improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or self-insured deductible programs that are expected to produce lower net loss ratios. The 2003 workers' compensation dividend benefit rose primarily due to the conversion of a large account to self-insured status which led to an increase in policyholder dividend costs and a contra-reduction in incurred losses. The claims ratio for general liability coverages has tended to be highly volatile, usually rising due to the impact of higher claims emergence and greater than anticipated severity on a relatively small book of business.

     Mortgage guaranty claim ratios rose in both 2004 and 2003 from historically low levels posted in 2002 and several prior years. The recent higher loss ratios have resulted from greater loss provisions caused by higher paid losses and expectations of moderately higher estimates of claim severity.

     The title insurance claim ratio has been in the low single digits in each of the past several years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. A moderate uptrend in the three years ended December 31, 2004 stems from a rise in the net provision for ultimate claim costs from the historically low levels achieved in 2001 and 2000.

     The consolidated claims, expense, and composite ratios reflect the changing period-to-period contributions of each segment to consolidated results, and the variances within each segment.

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

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $139.3 million, $142.9 million and $145.7 million, as of December 31, 2004, 2003 and 2002, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in 2003 and 2004. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2004, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2004, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $118.9 million gross, and $97.1 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 6.2 years (gross) and 9.6 years (net) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2004, incurred A&E claim and related loss settlement costs have averaged 2.6% of average annual General Insurance Group claims and related settlement costs.

     Over the years, the subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

     The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1994 through 2004. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

                                                         ($ in Millions/Percentages to Nearest Whole Point)
------------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:              2004      2003     2002     2001     2000     1999     1998     1997     1996     1995    1994
                                    ----      ----     ----     ----     ----     ----     ----     ----     ----     ----    ----
(b) Liability(1) for unpaid claims
    and claim adjustment
     expenses(2):                  $2,182    $1,964   $1,802   $1,678   $1,661   $1,699   $1,742   $1,846   $1,829   $1,821  $1,768
                                   =================================================================================================

(c) Paid (cumulative) as of (3):
    ----------------------------
    One year later                     -%       24%      24%      25%      25%      24%      24%      22%      19%      21%     20%
    Two years later                    -         -       40       39       39       39       38       37       33       32      33
    Three years later                  -         -        -       50       49       49       48       45       42       41      40
    Four years later                   -         -        -        -       56       55       54       52       48       47      46
    Five years later                   -         -        -        -        -       60       59       57       53       50      50
    Six years later                    -         -        -        -        -        -       63       61       57       54      53
    Seven years later                  -         -        -        -        -        -        -       65       60       58      56
    Eight years later                  -         -        -        -        -        -        -        -       64       62      60
    Nine years later                   -         -        -        -        -        -        -        -        -       65      63
    Ten years later                    -%        -%       -%       -%       -%       -%       -%       -%       -%       -%     67%
                                   =================================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    As of (4):
    -----------------------------
    One year later                     -%       97%      99%     100%      97%      96%      96%      93%      94%      96%     95%
    Two years later                    -         -       98      101       98       95       93       89       88       92      93
    Three years later                  -         -        -      103      100       97       93       87       84       87      90
    Four years later                   -         -        -        -      102       98       95       87       82       83      87
    Five years later                   -         -        -        -        -      101       97       89       83       82      84
    Six years later                    -         -        -        -        -        -       99       91       85       82      84
    Seven years later                  -         -        -        -        -        -        -       94       86       85      85
    Eight years later                  -         -        -        -        -        -        -        -       89       86      88
    Nine years later                   -         -        -        -        -        -        -        -        -       90      89
    Ten years later                    -%        -%       -%       -%       -%       -%       -%       -%       -%       -%     93%
                                  ==================================================================================================

(e) Redundancy (deficiency)(5)
    for each year-end at (a):          -%        3%       2%      -3%      -2%      -1%       1%       6%      11%      10%      7%
                                  ==================================================================================================

    Average for all year-ends
     at (a):                         3.6%
                                  ========

---------------
(1) Amounts are reported net of reinsurance. (2) Excluding unallocated loss adjustment expense reserves. (3) Percent of most recent reestimated liability (line d). Decreases in paid loss percentages may at times reflect the reassumption by the Company of certain previously ceded loss reserves from assuming reinsurers through commutations of then existing reserves. (4) Percent of beginning liability (line b) for unpaid claims and claim adjustment expenses.
(5) Beginning liability less the most current liability reestimated (line d) as a percent of beginning liability (line b).

     The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

                                                                           ($ in Millions)
                                       -----------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                         2004    2003    2002    2001     2000    1999    1998    1997    1996    1995     1994
                                       ------- ------- ------- ------- -------- ------- ------- ------- ------- ------- --------
  (a) Beginning net reserves.......... $1,964  $1,802  $1,678  $1,661   $1,699  $1,742  $1,846  $1,829  $1,821  $1,768   $1,700
                                       -----------------------------------------------------------------------------------------
  Incurred claims and claim expenses:
  -----------------------------------
  (b) Current year provision..........  1,070     893     814     749      690     734     728     713     668     684      705
  (c) Change in prior years' provision    (55)    (25)     (7)    (44)     (66)    (66)   (123)   (105)    (74)    (92)     (89)
                                       -----------------------------------------------------------------------------------------
  (d) Total incurred..................  1,014     868     807     704      623     668     604     608     593     592      616
                                       -----------------------------------------------------------------------------------------
  Claim payments on:
  ------------------
  (e) Current year events.............    332     277     260     269      258     298     322     275     243     207      236
  (f) Prior years' events.............    463     428     423     418      402     412     385     316     342     332      312
                                       -----------------------------------------------------------------------------------------
  (g) Total payments..................    796     706     683     687      661     710     708     591     585     539      549
                                       -----------------------------------------------------------------------------------------

  (h) Ending net reserves (a+d-g).....  2,182   1,964   1,802   1,678    1,661   1,699   1,742   1,846   1,829   1,821    1,768
  (i) Unallocated loss adjustment
         expense reserves.............     87      83      78      76       73      71      73      73      71      69       55
  (j) Reinsurance recoverable on
         claim reserves...............  1,632   1,515   1,363   1,261    1,235   1,238   1,190   1,232   1,296   1,311    1,407
                                       -----------------------------------------------------------------------------------------
  (k) Gross claim reserves (h+i+j).... $3,902  $3,562  $3,244  $3,016   $2,969  $3,009  $3,005  $3,151  $3,197  $3,202   $3,231
                                       =========================================================================================

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

                            Consolidated Investments
                                 ($ in Millions)
                                  December 31,
  -----------------------------------------------------------------------------------------------------------------------------
                                                                                       2004            2003           2002
                                                                                   -----------     ------------    ------------
  Available for Sale
  Fixed Maturity Securities:
     U.S. & Canadian Governments............................................        $ 1,135.3       $    993.4      $    976.2
     Tax-Exempt.............................................................          1,574.0          1,277.2            -
     Utilities..............................................................            876.4            828.5            -
     Corporate..............................................................          2,870.0          2,641.8         2,196.2
                                                                                   -----------     ------------    ------------
                                                                                      6,455.9          5,741.1         3,172.4

  Equity Securities.........................................................            459.0            513.5           513.5
  Short-term Investments....................................................            388.6            403.9           253.8
  Miscellaneous Investments.................................................             54.4             53.2            -
                                                                                   -----------     ------------    ------------
     Total available for sale...............................................          7,358.1          6,711.8         3,939.9
                                                                                   -----------     ------------    ------------

  Held to Maturity
  Fixed Maturity Securities:
     Utilities..............................................................             -                -              754.4
     Tax-Exempt.............................................................             -                -            1,299.7
                                                                                   -----------     ------------    ------------
                                                                                         -                -            2,054.1
                                                                                   -----------     ------------    ------------

  Other Investments.........................................................             13.4              8.5            57.4
                                                                                   -----------     ------------    ------------
     Total held to maturity.................................................             13.4              8.5         2,111.6
                                                                                   -----------     ------------    ------------
  Total Investments.........................................................        $ 7,371.6       $  6,720.4      $  6,051.5
                                                                                   ===========     ============    ============

                     Sources of Consolidated Investment Income
                                 ($ in Millions)
                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      2004            2003            2002
                                                                                  ------------    ------------    ------------
Fixed Maturity Securities:
   Taxable................................................................         $    214.0      $    202.7      $    193.5
   Tax-Exempt.............................................................               53.1            53.7            59.5
                                                                                  ------------    ------------    ------------
                                                                                        267.2           256.4           253.1
                                                                                  ------------    ------------    ------------

Equity Securities.........................................................               14.3            14.6            12.4
                                                                                  ------------    ------------    ------------

Other Investment Income:
   Interest on Short-term Investments.....................................                5.7             4.5             6.0
   Sundry.................................................................                6.8             6.8             5.2
                                                                                  ------------    ------------    ------------
                                                                                         12.5            11.4            11.3
                                                                                  ------------    ------------    ------------
Gross Investment Income...................................................              294.1           282.5           276.9
   Less: Investment Expenses (1)..........................................                3.2             3.2             4.2
                                                                                  ------------    ------------    ------------
Net Investment Income.....................................................         $    290.8      $    279.2      $    272.6
                                                                                  ============    ============    ============

---------------
(1) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $.3, $.1 and $.3 for the years ended December 31, 2004, 2003 and 2002, respectively.

     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2004 and 2003.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Old Republic reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. The Company's invested assets as of December 31, 2004 have been classified largely as "available for sale" pursuant to the existing investment policy. (See Item 7 - "Management Analysis of Financial Position and Results of Operations" for a more detailed discussion on the transfer of fixed maturity securities from "held to maturity" to "available for sale".)

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at December 31, 2004 and 2003, are shown in the following tables. These investments, $6.4 billion and $5.7 billion at December 31, 2004 and 2003, respectively, represented approximately 61% and 59%, respectively, of consolidated assets, and 96% and 93%, respectively, of consolidated liabilities as of such dates.

-------------------------------------------------------------------------------------------------------------------------------
             Credit Quality Ratings of Fixed Maturity Securities (1)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                           ------------------------------------
                                                                                              2004                      2003
                                                                                           ----------                ----------
                                                                                                  (% of total portfolio)
  Aaa..............................................................................            32.6%                     29.7%
  Aa...............................................................................            19.5                      19.1
  A................................................................................            27.5                      32.0
  Baa..............................................................................            19.8                      18.5
                                                                                           ----------                ----------
      Total investment grade.......................................................            99.4                      99.3
  All others (2)...................................................................              .6                        .7
                                                                                           ----------                ----------
      Total........................................................................           100.0%                    100.0%
                                                                                           ==========                ==========

---------------
(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All others" includes non-investment grade or non-rated small issues of tax-exempt bonds.

-------------------------------------------------------------------------------------------------------------------------------
                  Age Distribution of Fixed Maturity Securities
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                           ------------------------------------
                                                                                              2004                      2003
                                                                                           ----------                ----------
                                                                                                   (% of total portfolio)
  Maturity Ranges:
  Due in one year or less..........................................................            12.5%                     11.0%
  Due after one year through five years............................................            42.9                      50.0
  Due after five years through ten years...........................................            43.5                      37.7
  Due after ten years through fifteen years........................................             1.1                       1.3
  Due after fifteen years..........................................................              -                         -
                                                                                           ----------                ----------
                                                                                              100.0%                    100.0%
                                                                                           ==========                ==========

  Average Maturity.................................................................         4.7 Years                 4.5 Years
                                                                                           ==========                ==========
-------------------------------------------------------------------------------------------------------------------------------

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2004.

     Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business.

     The Mortgage Guaranty segment's ten largest customers were responsible for approximately 41.8%, 37.3% and 38.3% of traditional primary new insurance written in 2004, 2003 and 2002, respectively. The largest single customer accounted for 11.7% of traditional primary new insurance written in 2004 compared to 7.2% and 10.6% in 2003 and 2002, respectively.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance is sold through 260 Company offices located in 33 states and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all states except Iowa. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent abstract companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2004, approximately 62% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

     Title insurance premium and fee revenue is closely related to the level of activity in the real estate market. The volume of real estate activity is affected by the availability and cost of financing, population growth, family movements and other factors. Also, the title insurance business is seasonal. During the winter months, new building activity is reduced and, accordingly, the Company produces less title insurance business relative to new construction during such months than during the rest of the year. The most important factors, insofar as Old Republic's title business is concerned, however, are the rates of activity in the resale and refinance markets for residential properties.

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

     Several types of insurance coverages underwritten by Old Republic, such as consumer credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods of economic recession or rising interest rates, operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and generally result in reduced levels of profitability.

     At least one Old Republic insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, Saipan, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 49 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past three years:

-------------------------------------------------------------------------------------------------------------------------------
              Geographical Distribution of Direct Premiums Written
-------------------------------------------------------------------------------------------------------------------------------

                                                                                       2004            2003             2002
                                                                                    -----------     -----------     -----------
  United States:
    Northeast................................................................             8.9%            9.3%            8.4%
    Mid-Atlantic.............................................................             9.6             9.7             8.3
    Southeast................................................................            18.6            17.6            17.7
    Southwest................................................................            11.8            12.1            12.8
    East North Central.......................................................            14.6            14.9            14.8
    West North Central.......................................................            12.7            12.2            13.0
    Mountain.................................................................             7.5             7.5             7.9
    Western..................................................................            14.0            14.6            14.9
  Foreign (Principally Canada)...............................................             2.3             2.1             2.2
                                                                                    -----------     -----------     -----------
           Total.............................................................           100.0%          100.0%          100.0%
                                                                                    ===========     ===========     ===========

(d)  Reserves,   Reinsurance,  and  Retrospective  Adjustments.  Old  Republic's
insurance subsidiaries establish reserves for unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements of the periods when they occur. See "General Insurance Claim Reserves" herein.

     To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments and risk-sharing arrangements for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk-sharing arrangements, the Company adjusts production costs or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, production and other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

     Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Corporation may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, financial and other intermediaries whose customers are insured by Old Republic, or individual customers who have formed captive insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

     Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in whole dollars): $1,000,000 for workers' compensation; $1,000,000 for commercial auto liability; $1,000,000 for general liability; $3,800,000 for executive protection (directors & officers and errors & omissions); $1,000,000 for aviation; and $500,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $21,700, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $500,000 or less.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003, reinsurance ceded limits were raised to the $100.0 million level, and as of January 1, 2005 they have been further increased to $200.0 million. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

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

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Corporation. The rates charged for many of the insurance coverages in which the Corporation specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, expertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"). In these regards, the Corporation's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Corporation believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

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

(g) Employees. As of December 31, 2004, Old Republic employed approximately 6,500 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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


Item 2-Properties

     The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 50% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its headquarters building. This building contains 110,000 square feet of floor space of which approximately 79% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Ten smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2004 was approximately $21.8 million.

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

     In 1998 the City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary had: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits were tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounted to approximately $33.0 million, of which about $6.5 million was paid in partial settlements. The subsidiary appealed the most significant portions of the judgment. On January 20, 2005 the Court of Appeals affirmed the judgment against the subsidiary. The subsidiary has elected not to pursue a further appeal and instead paid the balance of the judgment on February 28, 2005.

     Purported class actions have been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. Both actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions. The Ohio case has been stayed, pending an appeal in a similar action against another title insurer, and ORNTIC has filed a motion to stay one of the two Florida cases.

     An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC filed a motion to compel arbitration of the dispute with the named plaintiff. The motion was denied and RMIC has filed an appeal.

     (b) Examinations of the Company are performed periodically by the Internal Revenues Service ("IRS") and other taxing authorities. Discussed below is the result of the latest of these examinations.

     In April, 2004 the IRS provided the Company a so-called "30 Day Letter" resulting from a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a review of the IRS calculations and has concluded its loss reserves were calculated consistently and provide a fair and reasonable estimate of its unpaid losses. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as temporary differences, and as such would likely have little effect on its GAAP financial statements. The matter has been assigned to an IRS appeals officer.

Item 4-Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2004, regarding the senior executive officers of the Company:

 Name                                Age            Position
---------------------------          ---            ------------------------------------------------------------------------------
Charles S. Boone                      51            Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg                      53            Senior  Vice  President/General   Insurance  and  President  of  Old  Republic
                                                    Insurance Company since October, 2002.

Spencer LeRoy, III                    58            Senior Vice President, General Counsel and Secretary since 1992.

Karl W. Mueller                       45            Senior Vice President and Chief Financial  Officer since October,  2004. Prior to joining Old Republic,  Mr. Mueller was a partner with the public accounting firm of KPMG LLP.

William A. Simpson                    63            Senior Vice  President/Mortgage  Guaranty,  and Director since 1980. President since 1972 of Republic Mortgage Insurance Company, a wholly-owned subsidiary.

Rande K. Yeager                       56            Senior Vice  President/Title  Insurance  since March,  2003.  President  since
                                                    March, 2002 of Old Republic National Title Insurance Company.

A. C. Zucaro                          65            Chief Executive Officer,  President,  Director and Chairman of the Board since
                                                    1990, 1981, 1976 and 1993, respectively.

     The term of office of each officer of the Company expires on the date of the annual meeting of the board of directors, which is generally held in May of each year. There is no family relationship between any of the executive officers named above. Each of these named officers, except for Karl W. Mueller, has been employed in executive capacities with the Company and/or its subsidiaries for the past five years.

                                     PART II

Item 5- Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                 Closing Price
                                                                          ----------------------------          Cash
                                                                             High              Low            Dividends
                                                                          -----------       ----------       ----------
  1st quarter   2003...................................................    $   20.18         $  16.53         $   .107
  2nd quarter   2003...................................................        23.43            18.31             .113
  3rd quarter   2003...................................................        23.76            21.78             .113
  4th quarter   2003...................................................        25.79            22.83             .113
  Special Dec.  2003...................................................    $     -           $    -           $   .667 (1)
                                                                          ===========       ==========       ==========

  1st quarter   2004...................................................    $   27.19         $  23.47         $   .113
  2nd quarter   2004...................................................        25.37            21.37             .130
  3rd quarter   2004...................................................        25.03            22.60             .130
  4th quarter   2004...................................................    $   25.79         $  23.15         $   .130
                                                                          ===========       ==========       ==========

---------------
(1) In December, 2003 a special cash dividend of $.667 per share (adjusted for a 50% stock dividend of the Company's common stock) was declared and paid.

     As of January 31, 2005, there were 2,976 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2004.

     The Company made no common stock repurchases during the fourth quarter 2004 under its common stock repurchase plan.

Item 6-Selected Financial Data
Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                       2004             2003             2002            2001             2000
                                                   ------------     ------------     ------------    ------------     ------------
FINANCIAL POSITION ($ millions):
   Cash and Invested Assets (1)...........          $  7,519.5       $  6,849.2       $  6,168.2      $  5,586.7       $  5,144.3
   Other Assets...........................             3,051.3          2,863.0          2,547.1         2,333.4          2,137.1
          Total Assets....................            10,570.8          9,712.3          8,715.4         7,920.2          7,281.4
   Liabilities, Other than Debt...........             6,562.1          6,020.9          5,417.9         4,977.1          4,604.0
   Debt...................................               143.0            137.7            141.5           159.0            238.0
          Total Liabilities...............             6,705.1          6,158.6          5,559.5         5,136.1          4,842.0
   Preferred Stock........................                -                -                -                 .3               .7
   Common Shareholders' Equity............             3,865.6          3,553.6          3,155.8         2,783.7          2,438.7
          Total Capitalization (2)........          $  4,008.6       $  3,691.3       $  3,297.4      $  2,943.1       $  2,677.4
                                                   ============     ============     ============    ============     ============
----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
   Net Premiums and Fees Earned...........          $  3,116.1       $  2,936.0       $  2,423.9      $  2,029.5       $  1,736.8
   Net Investment and Other Income........               327.5            330.5            318.5           314.1            300.1
   Realized Investment Gains..............                47.9             19.3             13.9            29.7             33.6
           Net Revenues...................             3,491.6          3,285.8          2,756.4         2,373.4          2,070.6
   Benefits, Claims, and
     Settlement Expenses..................             1,307.9          1,112.8            974.8           860.5            761.2
   Underwriting and Other Expenses........             1,532.7          1,493.2          1,220.8         1,006.2            880.7
        Pretax Income.....................               650.9            679.7            560.7           506.6            428.6
    Income Taxes..........................               215.9            219.9            167.7           159.7            131.0
        Net Income........................          $    435.0       $    459.8       $    392.9      $    346.9       $    297.5
                                                   ============     ============     ============    ============     ============
----------------------------------------------------------------------------------------------------------------------------------

COMMON SHARE DATA: (4)
  Net Income:
    Basic (3).............................          $     2.38       $     2.53      $     2.17       $     1.94      $     1.66
                                                   ============     ============    ============     ============    ============
     Diluted .............................          $     2.36       $     2.51      $     2.16       $     1.92      $     1.65
                                                   ============     ============    ============     ============    ============

  Dividends: Cash - Regular...............          $     .503       $     .446      $     .420       $     .393      $     .367
                  - Special (5)...........                -                .667            -                -               -
                                                   ------------     ------------    ------------     ------------    ------------
                  - Total.................          $     .503       $    1.113      $     .420       $     .393      $     .367
                                                   ============     ============    ============     ============    ============
             Stock........................                  -%              50%              -%               -%              -%
                                                   ============     ============    ============     ============    ============

  Book Value..............................          $    21.17       $    19.57      $    17.45       $    15.60      $    13.75
                                                   ============     ============    ============     ============    ============

  Common Shares (thousands):
    Outstanding...........................             182,563          181,606         180,898          178,465         177,380
                                                   ============     ============    ============     ============    ============

    Average: Basic........................             182,541          181,549         180,863          178,436         178,977
                                                   ============     ============    ============     ============    ============
             Diluted......................             184,607          183,302         182,323          180,491         180,295
                                                   ============     ============    ============     ============    ============

---------------
(1)  Consists of cash, investments and investment income due and accrued.
(2) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(3) Calculated after deduction of minor amounts of preferred stock cash dividends.
(4) All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2004.
(5) In December, 2003 a special cash dividend of $.667 per share (adjusted for a 50% stock dividend of the Company's common stock) was declared and paid.

Item 7-Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                         OVERVIEW AND EXECUTIVE SUMMARY

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated revenues and 2.3% of consolidated assets, is included within the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual and quarterly consolidated financial statements and the footnotes appended to them.

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

     In light of the above factors, the Company's affairs are managed for the long run, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting performance trends over succeeding five to ten year intervals. Such time intervals are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.


                                      * * *

     To aid investment analysis of Company results, both net operating income and net income figures per share are provided to highlight the impact of certain accounting rules or securities market-driven considerations that affect the recording of investment gains or losses and lead to lessened period-to-period comparability. The realization of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. In particular, write-downs of securities deemed other than temporarily impaired are affected by some of these factors as well as industry or issuer-specific developments that can call for the recognition of a loss of market value or non-recoverability of asset cost.

     2004 consolidated earnings were affected adversely by special post-tax charges of approximately $25.5 (14 cents per share). Nearly 75% of the charge represents an increase in previously posted litigation reserves necessitated by a ruling on January 20, 2005 by the California Court of Appeals affirming a prior trial court verdict against Old Republic Title Company. The remainder covers a write down of previously deferred acquisition costs applicable to a life insurance product discontinued during the fourth quarter of 2004. Pretax earnings for 2004 were also affected negatively by the expensing of stock option benefits totaling $8.6 (3 cents per share after-tax) of which $5.6 represented a charge for a non-recurring vesting acceleration of stock option costs in the year's first quarter. Stock option expense charges reduced earnings per share by less than 1 cent per share in 2003. The aggregate effect of all 2004 special charges was to decrease pretax earnings by $38.3, and post-tax earnings by $29.0 (16 cents per share).

     The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                                                              Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                    2004              2003              2002
                                                                                -------------     -------------     -------------
Pretax operating income (loss):
   General ............................................................          $     333.0       $     258.9       $     182.1
   Mortgage Guaranty ..................................................                224.5             276.4             267.7
   Title ..............................................................                 62.5             129.6              97.6
   Corporate and other.................................................                (17.2)             (4.5)              (.7)
Realized investment gains .............................................                 47.9              19.3              13.9
                                                                                -------------     -------------     -------------
Consolidated pretax income ............................................                650.9             679.7             560.7
   Income taxes........................................................                215.9             219.9             167.7
                                                                                -------------     -------------     -------------
Net income.............................................................          $     435.0       $     459.8       $     392.9
                                                                                =============     =============     =============

Components of Diluted Earnings Per Share:
   Net operating income ...............................................          $      2.19       $      2.44       $      2.11
   Net realized gains .................................................                  .17               .07               .05
                                                                                -------------     -------------     -------------
   Net income .........................................................          $      2.36       $      2.51       $      2.16
                                                                                =============     =============     =============

     Old Republic's General Insurance Group, which underwrites mostly commercial property and liability insurance coverages, registered pretax operating income of $333.0 in 2004, compared to $258.9 and $182.1 in 2003 and 2002, respectively. Net premium revenues in 2004 rose 17.6 percent to $1.6 billion compared to $1.3 billion one year ago, and increased 16.5 percent in 2003 over the $1.1 billion recorded in 2002. The composite underwriting ratio was 90.7 percent, 93.3 percent and 98.4 percent for 2004, 2003 and 2002, respectively. Earned premiums in the General Insurance Group increased as a result of positive pricing and risk selection changes effected during the past few years, as well as additional business produced in a reasonably stable underwriting environment. Underwriting results in the past three years benefited mostly from lower claims incurred, and relatively lower production and administrative expenses. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry, and Old Republic has registered a declining composite ratio since year end 2000. The ratio reached a high of 118.8 percent in the third quarter of 1999 and has dropped fairly consistently since then to the most recent lower levels.

     Mortgage Guaranty Group pretax operating income declined 18.8 percent to $224.5 in 2004, after increasing 3.2 percent in 2003 to $276.4 from $267.7 in 2002. Net premiums earned benefited from improved persistency in the traditional primary business but were largely offset by the combination of lower origination volumes and greater reinsurance cessions increasing to $403.2 from $400.9 earned in 2003, which reflected an increase of 6.5 percent over the $376.2 earned in 2002. The composite underwriting ratio rose to 61.1 percent compared to the 47.5 percent and 46.4 percent registered in 2003 and 2002, respectively, mostly as a result of an increase in the claims component. The higher claims ratio for 2004 resulted from greater loss provisions caused by an increase in paid losses and net reserve additions that reflect moderately higher expectations of estimated claim frequency and severity. The expense ratio was lower in 2004 and 2003 due, in part, to lower litigation costs in 2003, and recovery of certain prior years' litigation costs in 2004.

     Title Insurance Group operating results declined during 2004 after increasing in both 2003 and 2002. Premium and fee revenues totaled $1.0 billion in 2004 compared to $1.1 billion and $813.4 in 2003 and 2002, respectively. Pretax operating income dropped to $62.5 in 2004 from $129.6 in 2003 and $97.6 in 2002. The composite ratio was 96.3 percent, 90.4 percent, and 90.6 percent in 2004, 2003 and 2002, respectively. The decline in 2004 operating results is attributable to a special charge representing an increase in previously posted litigation reserves necessitated by a ruling on January 20, 2005 by the California Court of Appeals affirming a prior trial court verdict against Old Republic Title Company and a substantial reduction in premiums and fees emanating from mortgage refinancing revenues, which reached a peak in the third quarter of 2003, without a corresponding decline in certain relatively fixed operating expenses.

     Aggregate results for Old Republic's Holding Company and its small Life & Health insurance business produced pretax net operating deficits of $17.2, $4.5 and $.7 in 2004, 2003 and 2002, respectively. These results are reflective of holding company and internal services subsidiary expenses, debt service costs, and investment income on temporary investment holdings. Life and health operations were penalized by a pretax charge of $10.5 resulting from a write down of previously deferred acquisition costs applicable to a life insurance product discontinued during the fourth quarter of 2004, and benefited from moderately higher earnings from Old Republic's combined book of life and accident and health business.

     Consolidated net investment income rose by 4.2 percent to $290.8 in 2004 when compared to $279.2 in 2003 and $272.6 in 2002. While the Company's consolidated invested asset base has continued to grow as a result of strong operating cash flows, a general downtrend in interest rates in the past several years has inhibited a corresponding growth in investment income. Realized investment gains amounted to $47.9, $19.3, and $13.9 in 2004, 2003 and 2002, respectively. Above average net gains were realized in 2004 as the Company liquidated approximately 50% of its actively managed equity portfolio and redirected a significant portion of the sales proceeds toward a number of equity index funds.

     Cash and invested assets at December 31, 2004, totaled $7.51 billion, or $41.19 per share, versus $6.84 billion, or $37.71 per share, at December 31, 2003. Consolidated operating cash flow grew by 15.0 percent to $828.3 in 2004, with substantially all of this growth stemming from Old Republic's General Insurance and Mortgage Guaranty segments. The investment portfolio reflects a current allocation of approximately 88 percent in fixed-income investments and 6 percent in equities. As has been the case for many years, Old Republic has little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

     Common shareholders' equity grew by 8.8 percent to $3.86 billion at December 31, 2004, compared to the equivalent balance of $3.55 billion at December 31, 2003. Book value per share was $21.17 at the end of this year versus $19.57 at year-end 2003. The year over year change was mostly the result of earnings retained in excess of dividends paid to shareholders and changes in the market value of fixed maturity and equity securities.

--------------------------------------------------------------------------------
                               MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At December 31, 2004 and 2003, the Company's consolidated unamortized goodwill asset balance was $92.2 and $87.5, respectively. During the first quarters of 2004 and 2003, the Company evaluated the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Required stock option compensation charges of $8.6 for 2004 reduced earnings per share by 3 cents per share after-tax, of which $5.6 represented a charge for a non-recurring vesting acceleration of such costs in the first quarter of 2004. Expense recognition of stock options granted in 2003 reduced earnings by $2.2 or by less than one cent per share after-tax.

     During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") on Share-Based Payment. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement allows for three transition methods of implementation: the modified prospective application and two versions of the modified retrospective application. The modified prospective application requires entities to expense share-based payments for new awards and awards modified, repurchased, or cancelled after the required effective date. Additionally, it requires entities to record as an expense, the cost attributable to the unvested options outstanding as of the required effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement 123 was effective (fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the required effective date of this statement does not coincide with the beginning of the entity's fiscal year.

     The Company believes that the approximate reduction to fully diluted earnings per share will be as follows: one cent per share in 2005 and less than one cent per share cumulatively for all years from 2006 through 2009 calculated by using the modified prospective transition method.

                               FINANCIAL POSITION

     The Company's financial position at December 31, 2004 reflected increases in assets, liabilities and common shareholders' equity of 8.8%, 8.9% and 8.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 71.1% and 70.5% of consolidated assets as of December 31, 2004 and 2003, respectively. Consolidated results produced positive and growing consolidated operating cash flows for the latest three years, with the Company's three operating segments providing substantially all such funds from operations. In 2004, the invested asset base increased 9.8% to $7,519.5 principally as a result of such higher operating cash flow offset by a decline in the fair value of fixed maturity investments.

     During 2004 and 2003, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2004 and 2003, approximately 99% of the Company's investments consisted of marketable securities, including $499.3 and $446.5, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. Old Republic's commitment to equity securities during 2004 decreased 10.6% in relation to the related invested balance at year-end 2003, mostly due to the sales of equity securities and a reduction in net unrealized gains. At December 31, 2004, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2004. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

-------------------------------------------------------------------------------------------------------------------------------
                                   Credit Quality Ratings of Fixed Maturity Securities (1)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                           ------------------------------------
                                                                                                2004                 2003
                                                                                           ---------------       --------------
Aaa.............................................................................                  32.6%                29.7%
Aa..............................................................................                  19.5                 19.1
A...............................................................................                  27.5                 32.0
Baa.............................................................................                  19.8                 18.5
                                                                                           ---------------       --------------
         Total investment grade.................................................                  99.4                 99.3
All other (2)...................................................................                    .6                   .7
                                                                                           ---------------       --------------
         Total..................................................................                 100.0%               100.0%
                                                                                           ===============       ==============

(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.


--------------------------------------------------------------------------------------------------------------------------------
          Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
                                                    as of December 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                              Amortized          Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................              $    343.7         $      2.9
Utilities.......................................................................                   120.0                1.5
Finance.........................................................................                   120.8                1.4
Telecom.........................................................................                    53.9                 .6
Other (includes 16 industry groups).............................................                   631.8                5.1
                                                                                             ------------       ------------
         Total..................................................................              $  1,270.5  (3)    $     11.8
                                                                                             ============       ============

(3)  Represents 20.3 percent of the total fixed maturity securities portfolio.


--------------------------------------------------------------------------------------------------------------------------------
                      Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
                                                    as of December 31, 2004
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                 Cost              Losses
                                                                                             ------------       ------------
Equity Securities by Industry Concentration:
Health Care.....................................................................              $     33.5         $      5.1
Retail..........................................................................                     9.6                 .8
Service.........................................................................                     7.2                 .3
REIT's..........................................................................                      .4               -
Other (includes 3 industry groups)..............................................                      .4               -
                                                                                             ------------       ------------
         Total..................................................................              $     51.2  (4)    $      6.4  (5)
                                                                                             ============       ============

(4)  Represents 12.9 percent of the total equity securities portfolio.
(5) Represents 1.6 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 17.3 percent of the portfolio.

---------------------------------------------------------------------------------------------------------------------------------
                             Gross Unrealized Losses Stratified For All Fixed Maturity Securities
                                                    as of December 31, 2004
---------------------------------------------------------------------------------------------------------------------------------

                                                                   Amortized Cost
                                                            of Fixed Maturity Securities             Gross Unrealized Losses
                                                         ----------------------------------      --------------------------------
                                                                             Non-Investment                        Non-Investment
                                                              All              Grade Only             All            Grade Only
                                                         -------------       --------------       ------------     --------------
Maturity Ranges:
Due in one year or less.............................      $     114.4         $        -           $       .3       $        -
Due after one year through five years...............            475.2                  -                  4.0                -
Due after five years through ten years..............            664.6                  -                  7.3                -
Due after ten years.................................             16.1                  -                   .1                -
                                                         -------------       --------------       ------------     --------------
         Total......................................      $   1,270.5         $        -           $     11.8       $        -
                                                         =============       ==============       ============     ==============

---------------------------------------------------------------------------------------------------------------------------------
                         Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
                                                    as of December 31, 2004
---------------------------------------------------------------------------------------------------------------------------------

                                                                       Amount of Gross Unrealized Losses
                                                     -----------------------------------------------------------------------
                                                                                                                Total Gross
                                                       Less than          20% to 50%          More than         Unrealized
                                                      20 %of Cost           of Cost          50% of Cost           Loss
                                                     -------------       -------------      -------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................        $       6.9         $       -          $       -          $       6.9
         Seven to twelve months...............                2.3                 -                  -                  2.3
         More than twelve months..............                2.5                 -                  -                  2.5
                                                     -------------       -------------      -------------      -------------
                  Total.......................        $      11.8         $       -          $       -          $      11.8
                                                     =============       =============      =============      =============
Equity Securities:
         One to six months....................        $       1.0         $       -          $       -          $       1.0
         Seven to twelve months...............                1.2                 4.0                -                  5.2
         More than twelve months..............                -                   -                  -                   .1
                                                     -------------       -------------      -------------      -------------
                  Total.......................        $       2.2         $       4.1        $       -          $       6.4
                                                     =============       =============      =============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                246                 -                  -                  246
         Seven to twelve months...............                 31                 -                  -                   31
         More than twelve months..............                 28                 -                  -                   28
                                                     -------------       -------------      -------------      -------------
                  Total.......................                305                 -                  -                  305  (6)
                                                     =============       =============      =============      =============
   Equity Securities:
         One to six months....................                  1                 -                  -                    1
         Seven to twelve months...............                  2                   1                -                    3
         More than twelve months..............                  2                   2                -                    4
                                                     -------------       -------------      -------------      -------------
                  Total.......................                  5                   3                -                    8  (6)
                                                     =============       =============      =============      =============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (December 31, 2004 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(6) At December 31, 2004 the number of issues in a loss position represent 18.1 percent as to fixed maturities, and 21.6 percent as to equity securities of the total number of such issues held by the Company.

--------------------------------------------------------------------------------------------------------------------------------
                                         Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                            ------------------------------------
                                                                                                 2004                  2003
                                                                                            ---------------       --------------
Maturity Ranges:
Due in one year or less.............................................................               12.5%                11.0%
Due after one year through five years...............................................               42.9                 50.0
Due after five years through ten years..............................................               43.5                 37.7
Due after ten years through fifteen years...........................................                1.1                  1.3
Due after fifteen years.............................................................                  -                    -
                                                                                            ===============       ==============
         Total......................................................................              100.0%               100.0%
                                                                                            ===============       ==============

Average Maturity....................................................................              4.7 Years            4.5 Years
                                                                                            ===============       ==============
  Duration (7)........................................................................            4.1                  4.0
                                                                                            ===============       ==============

(7) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of December 31, 2004 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.1 percent.

--------------------------------------------------------------------------------------------------------------------------------
                                           Composition of Unrealized Gains (Losses)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                            ------------------------------------
                                                                                                 2004                  2003
                                                                                            --------------       ---------------
Fixed Maturity Securities:
Amortized cost.....................................................................          $    6,273.2         $     5,463.9
Estimated fair value...............................................................               6,455.9               5,741.1
                                                                                            --------------       ---------------
Gross unrealized gains.............................................................                 194.5                 285.0
Gross unrealized losses............................................................                 (11.8)                 (7.8)
                                                                                            --------------       ---------------
         Net unrealized gains .....................................................          $      182.7         $       277.1
                                                                                            ==============       ===============

Equity Securities:
Cost...............................................................................          $      396.8         $       439.2
Estimated fair value...............................................................                 459.0                 513.5
                                                                                            --------------       ---------------
Gross unrealized gains.............................................................                  68.6                  98.2
Gross unrealized losses............................................................                  (6.4)                (23.9)
                                                                                            --------------       ---------------
         Net unrealized gains......................................................          $       62.2         $        74.2
                                                                                            ==============       ===============

     Among other major assets, substantially all of the Company's receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company's deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets or shareholders' equity.

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $341.5 in dividends from its subsidiaries in 2005 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs.

     Old Republic's capitalization of $4,008.6 at December 31, 2004 consisted of debt of $143.0 and common shareholders' equity of $3,865.6. Changes in the common shareholders' equity account for the three most recent years reflect primarily the retention of earnings in excess of dividends paid to shareholders as well as changes in the value of investments carried at market. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 23 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business.

     In May 2003, the Company canceled 1.9 million common shares previously reported as treasury stock, and restored them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company. At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through December 31, 2004 pursuant to this authorization.

     The following table shows certain information relating to the Company's contractual obligations as of December 31, 2004:

                                                                           Payments Due by Period
                                             ----------------------------------------------------------------------------------
                                                                Less than          1 - 3            3 - 5          More than 5
                                                 Total            1 Year           Years            Years             Years
                                             ------------     -------------    -------------     ------------     -------------
  Contractual Obligations:
  -----------------------
  Debt..................................      $    143.0       $      19.9      $     121.1       $       .7       $       1.2
  Interest on Debt......................            27.3               9.1             13.6              1.4               3.1
  Operating Leases......................           142.2              35.0             52.9             27.3              26.8
  Pension Benefits Contributions (2)....            31.6               -               11.0              8.5              12.1
  Claim & Claim Expense
     Reserves (1).......................         2,763.8             661.9            616.1            276.6           1,209.0
                                             ------------     -------------    -------------     ------------     -------------
      Total.............................      $  3,108.0       $     726.0      $     814.7       $    314.7       $   1,252.3
                                             ============     =============    =============     ============     =============

(1) As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.
(2) Represents estimated funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic
     Plan),  Bituminous Casualty  Corporation  Retirement Income Plan (the Bitco
     Plan),  and the Old Republic  National  Title Group Pension Plan (the Title
     Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.


                              RESULTS OF OPERATIONS

Revenues - Premiums & Fees:

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which includes branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 38 percent of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 62 percent of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     over prior
                                                General       Mortgage       Title         Other         Total       year period
                                               ----------    ----------    ----------    ----------    ----------    ------------
   Years Ended December 31:
        2000............................        $  857.8      $  331.4      $  494.0      $   53.4      $1,736.8           -2.5%
        2001............................         1,000.2         353.1         625.3          50.6       2,029.5           16.9
        2002............................         1,184.1         376.2         813.4          50.1       2,423.9           19.4
        2003............................         1,379.5         400.9       1,103.8          51.6       2,936.0           21.1
        2004............................        $1,623.0      $  403.2      $1,025.2      $   64.6      $3,116.1            6.1%
                                               ==========    ==========    ==========    ==========    ==========    ============

     The percentage allocation of net premiums earned by major insurance coverage for the General Insurance Group were as follows:

                                                                             Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      2004             2003            2002            2001             2000
                                                  ------------     ------------    ------------    -------------   --------------
Type of Coverage:
    Commercial Automobile
       (mostly trucking)..................              37.9%            39.5%           43.0%            45.7%            49.7%
    Workers' Compensation.................              21.8             20.0            19.1             17.4             16.6
    Financial Indemnity...................              11.8             11.7             8.7              7.2              7.9
    Property..............................              11.3             12.2            12.9             12.8             13.7
    General Liability.....................               5.8              5.3             4.7              5.4              5.1
    Other.................................              11.4             11.3            11.6             11.5              7.0
                                                  ------------     ------------    ------------    -------------   --------------
    Total.................................             100.0%           100.0%          100.0%           100.0%           100.0%
                                                  ============     ============    ============    =============   ==============

     The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                           Years Ended December 31,
                                                -------------------------------------------------------------------------------
                                                    2004             2003            2002             2001             2000
                                                -------------    ------------    -------------    -------------    ------------
New Insurance Written:
   Traditional Primary...................        $  24,749.4      $ 37,255.8      $  30,809.6      $  25,085.4      $ 14,929.7
   Bulk..................................            4,487.8         6,806.6          5,130.0          2,614.4            35.3
   Other.................................            7,324.7         5,802.8          7,555.5          3,675.3         1,594.8
                                                -------------    ------------    -------------    -------------    ------------
   Total.................................        $  36,562.0      $ 49,865.2      $  43,495.1      $  31,375.1      $ 16,559.8
                                                =============    ============    =============    =============    ============

Net Risk In Force:
   Traditional Primary...................        $  15,452.2      $ 15,329.5      $  15,367.6      $  15,043.5      $ 14,840.7
   Bulk..................................              834.8           802.2            513.0            167.0             8.7
   Other.................................              580.9           493.4            450.7            336.9           271.5
                                                -------------    ------------    -------------    -------------    ------------
   Total.................................        $  16,868.0      $ 16,625.1      $  16,331.3      $  15,547.4      $ 15,120.9
                                                =============    ============    =============    =============    ============

                                                                           Years Ended December 31,
                                                -------------------------------------------------------------------------------
                                                    2004             2003            2002             2001             2000
                                                -------------    ------------    -------------    -------------    ------------
Analysis of Traditional Primary
 Risk in Force:
   By Fair Isaac & Company ("FICO") Scores (1):
     FICO less than 620..................               8.6%            8.5%               -%               -%              -%
     FICO 620 to 680.....................              31.1            29.2                -                -               -
     FICO greater than 680...............              51.4            48.8                -                -               -
     Unscored/Unavailable................               8.9%           13.5%               -%               -%              -%
     -------------
     (1) Scores were unavailable for a substantial number of policies in force prior to 2003.

   By Loan to Value ("LTV") Ratio:
     LTV less than 85....................               5.7%            6.4%             6.0%             5.7%            5.4%
     LTV 85 to 90........................              36.8            37.3             37.3             37.6            38.2
     LTV 90 to 95........................              42.0            43.8             47.0             48.8            50.3
     LTV greater than 95.................              15.5%           12.5%             9.7%             7.9%            6.1%

   By Type of Loan Documentation:
     Full Documentation..................              93.2%           94.4%            96.7%            99.4%          100.0%
     Reduced Documentation...............               6.8%            5.6%             3.3%              .6%              -%

                                                                           Years Ended December 31,
                                                -------------------------------------------------------------------------------
                                                    2004             2003            2002             2001             2000
                                                -------------    ------------    -------------    -------------    ------------
Earned Premiums:
   Direct................................        $     483.6      $    467.3      $     432.4      $     390.9      $    359.0
                                                =============    ============    =============    =============    ============
   Net...................................        $     403.2      $    400.9      $     376.2      $     353.1      $    331.4
                                                =============    ============    =============    =============    ============


Persistency / Traditional Primary........              64.5%           46.0%            59.1%            65.3%           82.1%
Persistency / Bulk (2)...................              55.7%           31.8%            71.7%               -%              -%

-----------------
(2) Due to the relative immaturity of the bulk business, the above trend may prove to be highly volatile.

     The following table indicates the percentage allocation of Title Group premium and fee revenues by production sources:

                                                                             Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      2004             2003            2002             2001            2000
                                                  ------------     ------------    ------------    -------------   --------------
Direct operations.........................              38.1%            40.0%           43.7%            47.4%            45.8%
Independent title agents & other..........              61.9             60.0            56.3             52.6             54.2
                                                  ------------     ------------    ------------    -------------   --------------
Total.....................................             100.0%           100.0%          100.0%           100.0%           100.0%
                                                  ============     ============    ============    =============   ==============

     Consolidated net premiums and fees earned increased by 6.1%, 21.1%, and 19.4% in 2004, 2003 and 2002, respectively. Earned premiums in the General Insurance Group grew by 17.6%, 16.5% and 18.4% in 2004, 2003 and 2002, respectively, as a result of positive pricing and risk selection changes the Company effected during the 2001 to 2003 period in particular, as well as additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income trends reflect sales opportunities arising from reasonably strong housing and mortgage lending markets, offset in part by high levels of mortgage refinancing activity, particularly in the 2001 to 2003 period, as well as by greater amounts of reinsurance cessions and by the introduction of various alternatives to traditional primary mortgage insurance. High loan refinancing activity tends to reduce mortgage guaranty insurers' policies in force, and thus renewal premium production, since previously insured mortgages may no longer require coverage or may become insured by competitors. Title Group premium and fee revenues declined by 7.1% in 2004, and increased by 35.7% and 30.1% in 2003 and 2002, respectively. 2003 and 2002 results reflected favorable market conditions for the sale of new and used homes, and, most importantly, strong mortgage refinancing activity that was driven by a fairly consistent drop in mortgage rates. Reduced title revenues in 2004 are mostly reflective of a substantial reduction in mortgage refinancing activity which reached a peak in the third quarter of 2003.

Revenues - Net Investment Income:

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

                                                                                                        Market        Invested
                                                     Invested Assets at Cost                             Value       Assets at
                               -------------------------------------------------------------------      Adjust-        Market
                                 General       Mortgage       Title         Other         Total          ment          Value
                               -----------    ----------    ----------    ---------    -----------    ----------    -----------
As of  December 31:
     2000..................     $ 3,112.3      $1,333.6      $  373.7      $ 149.5      $ 4.969.2      $   98.0      $ 5,067.2
     2001..................       3,198.8       1,542.3         423.9        150.1        5,315.0         219.7        5,534.8
     2002..................       3,446.0       1,700.9         489.6        226.9        5,863.4         305.5        6,169.0
     2003..................       3,798.2       1,827.9         556.9        177.1        6,360.1         360.3        6,720.4
     2004..................     $ 4,217.8      $2,001.2      $  595.2      $ 295.0      $ 7,109.4      $  262.2      $ 7,371.6
                               ===========    ==========    ==========    =========    ===========    ==========    ===========

                                                      Net Investment Income                                     Yield at
                               -------------------------------------------------------------------      ------------------------
                                 General      Mortgage       Title         Other          Total           Cost          Market
                               ----------    ----------    ----------    ----------     ----------      ---------     ----------
Years Ended
   December 31:
     2000..................     $  179.8      $   56.8      $   24.0      $   13.3       $  273.9           6.0%           5.9%
     2001..................        175.7          63.3          22.7          12.8          274.7           5.7            5.5
     2002..................        172.5          65.8          22.5          11.7          272.6           5.2            5.0
     2003..................        175.0          65.7          23.5          14.9          279.2           4.9            4.6
     2004..................     $  183.4      $   67.7      $   25.5      $   14.0       $  290.8           4.6%           4.4%
                               ==========    ==========    ==========    ==========     ==========      =========     ==========

     Consolidated net investment income grew by 4.2% and 2.4% in 2004 and 2003, respectively and was down 0.8% in 2002. For each of the past three years, this revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing fixed maturity securities, and by changes in market yields. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Net Realized Gains:

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2004, 2003 and 2002, 80.7%, 70.0% and 74.6%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                                                 Years Ended December 31,
                                                          -----------------------------------------------------------------------
                                                             2004           2003           2002           2001           2000
                                                          ----------     -----------    -----------    -----------    -----------
Realized Gains (Losses) on Disposition of:
    Fixed maturity securities.....................         $    4.6       $     4.6      $     3.8      $    (2.9)     $      .8
    Equity securities and
        miscellaneous investments.................             48.5            31.1           29.1           39.4           32.9
                                                          ----------     -----------    -----------    -----------    -----------
         Total                                                 53.2            35.7           33.0           36.5           33.6
                                                          ----------     -----------    -----------    -----------    -----------
Impairment losses on:
    Fixed maturity securities.....................              -               -             (5.0)          (1.2)           -
    Equity securities and
        miscellaneous investments.................             (5.2)          (16.4)         (14.0)          (5.5)           -
                                                          ----------     -----------    -----------    -----------    -----------
         Total                                                 (5.2)          (16.4)         (19.0)          (6.7)           -
                                                          ----------     -----------    -----------    -----------    -----------
Net realized gains................................         $   47.9       $    19.3      $    13.9      $    29.7      $    33.6
                                                          ==========     ===========    ===========    ===========    ===========

Expenses:

     In order to achieve a necessary matching of revenues and expenses, the Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Such costs are affected by the adequacy of reserve estimates established for current and prior years' claim occurrences. The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, on expectations as to future developments, and on management's judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpectedly adverse jury verdicts.

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

     In addition to the factors cited in the two preceding paragraphs, certain events could impact adversely the Company's reserve adequacy and its future operating results and financial condition. With respect to Old Republic's general insurance business, such events or exposures would include but not be limited to catastrophic workers' compensation claims caused by a terrorist attack or a natural disaster such as an earthquake, legislated retroactive incurrence of previously denied or settled claims, the levying of major guaranty fund assessments by various states based on the costs of insurance company failures apportioned against remaining and financially secure insurers, the future failure of one or more significant assuming reinsurers that would void or reduce the Company's reinsurance recoverable for losses paid or in reserve, and greater than expected involuntary market assessments, such as those caused by forced participation in assigned risk and similar involuntary market plans, all of which cannot be reasonably estimated prior to their emergence.

     Mortgage insurance claim reserves are determined on the basis of the carried risk on reported loan defaults and on an estimate of defaulted loans that have yet to be reported. In establishing its reserve position, the Company establishes estimates of average claim frequency (the number of reported defaults which will ultimately result in a claim payment) and average claim severity (the amount of claim ultimately to be paid).

     The majority of defaults reported to the Company are cured by the borrower either by making the necessary number of mortgage payments to bring the loan current, by refinancing the mortgage loan, or by selling the property in an amount sufficient to cover the outstanding mortgage debt. Estimates of claim frequency, which are based on historical trends and on judgments as to current and future economic conditions, are applied according to the level of the reported default. Claim severity is estimated based on historical claim payments including the impact of loss mitigation strategies and potential salvage recoveries. Once reported, the time required to cure a default or settle a claim can be significant, often running years from the date of original default. As such, ultimate cure and claim rates develop over long periods of time, often through changing economic conditions. Higher mortgage guaranty loss ratios for 2004 resulted from greater loss provisions caused by an increase in paid losses and net reserve additions that reflect moderately higher expectations of estimated claim frequency and severity.

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

     In management's opinion, geographic concentrations of assureds' employees in the path of an earthquake or acts of terrorism represent the most significant catastrophic risks to Old Republic's General insurance segment. These risks would largely impact the workers' compensation line since primary insurers such as the Company must, by regulation, issue unlimited liability policies. While Old Republic obtains a degree of protection through its reinsurance program as to earthquake exposures, and, until December 31, 2005 through the Terrorism Risk Insurance Act of 2002, there is no assurance that recoveries thereunder would be sufficient to offset the costs of a major calamity nor eliminate its possible major impact on operating results and financial condition. Old Republic has availed itself of modeling techniques to evaluate the possible magnitude of earthquake or terrorist induced claim costs for its most exposed coverage of workers' compensation. Such models, however, have not been sufficiently validated by past occurrences, and rely on a large variety and number of assumptions. As a result, they may not be predictive of possible claims from future events. With respect to the Company's mortgage guaranty business, the most significant risk lies in the possibility of prolonged economic dislocations that would result in high unemployment levels and depressed property values conspiring to magnify loan default rates and resulting claim costs. In title insurance, the Company's biggest exposure likely relates to defalcations and fraud which can result in significant aggregations of claims or non-collection of insurance premiums. In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure. In all of these regards, current GAAP accounting does not permit the Company's reserving practices to anticipate and provide for these exposures before they occur.

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2004, such reserves accounted for 88.6% and 82.1% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2003 accounted for 88.6% and 81.9% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                                               December 31,
                                                                        ----------------------------------------------------------
                                                                                  2004                           2003
                                                                        --------------------------     ---------------------------
                                                                           Gross           Net            Gross            Net
                                                                        -----------    -----------     -----------     -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)..............................    $   788.6      $   635.9       $   764.5       $   616.6
Workers' compensation................................................      1,607.0          814.0         1,482.6           743.4
General liability....................................................        808.7          350.5           733.8           270.7
Other coverages......................................................        576.0          382.1           498.0           333.2
Unallocated loss adjustment expense reserves.........................        122.0           87.2            83.7            83.6
                                                                        -----------    -----------     -----------     -----------
      Total general insurance reserves...............................      3,902.4        2,269.7         3,562.8         2,047.7
Other coverages:
Mortgage guaranty....................................................        200.5          199.1           181.5           179.7
Title................................................................        252.5          252.5           237.1           237.1
Life and health......................................................         22.6           16.9            18.2            12.6
Unallocated loss adjustment expense reserves -
   other coverages...................................................         25.4           25.4            22.7            22.7
                                                                        -----------    -----------     -----------     -----------
      Total claim and loss adjustment expense reserves...............    $ 4,403.5      $ 2,763.8       $ 4,022.7       $ 2,500.1
                                                                        ===========    ===========     ===========     ===========
Asbestosis and environmental claim reserves included
 in the above general insurance reserves:
       Amount........................................................    $   118.9      $    97.1       $    91.0       $    56.6
                                                                        ===========    ===========     ===========     ===========
       % of total general insurance reserves.........................         3.0%           4.3%            2.6%            2.8%
                                                                        ===========    ===========     ===========     ===========

     Old Republic's general insurance business is composed of a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Most of the General Insurance Group's claim reserves stem from liability insurance coverages for commercial customers. Liability claims typically require more extended periods of investigation and at times protracted litigation before they are finally settled, and thus tend to exhibit loss development and payment patterns that stretch over relatively long periods of time.

     The Company establishes point estimates for most reserves on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, or individual accounts and blocks of business that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves, and, accordingly, the reserves listed in the above table represent the Company's point estimates at each reporting date. The overall reserve level at any point in time therefore represents the compilation of a very large number of reported ("case") reserve estimates and the results of a variety of formula calculations intended to cover claims and related costs not as yet reported or emerged ("IBNR"). Case reserves are based on continually evolving assessments of the facts available to the Company during the claim settlement process. Long-term, disability-type workers' compensation reserves are discounted to present value based on interest rates that range from 3.5 percent to 4.0 percent. Formula calculations are utilized to provide for IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded and recoverability levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years' patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim. Reserves pertaining to large individual commercial insurance accounts that exhibit sufficient statistical credibility, and that may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions are established on an account by account basis using case reserves and applicable formula-driven methods. For certain so-called long-tail categories of insurance such as excess liability or excess workers' compensation, officers and directors' liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years' loss reserves on the basis of expected loss ratios. As actual claims data emerges in succeeding years, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical or actuarial projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years.

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004 and 6.3 years (gross) and 9.8 years (net of reinsurance) as of December 31, 2003. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 2.6 percent of General Insurance Group net incurred losses for the five years ended December 31, 2004.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of December 31, 2004 and 2003, the Company's general insurance segment carried reserves of $735.2 and $595.1, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $73.5, or 3.2 percent of the Company's net general insurance reserves as of year end 2004 and $59.5, or 2.9 percent as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. While Old Republic has not incurred such a deficiency level on total reserves posted as of the 10 most recent year ends, there can be no assurance that this favorable experience will continue in the future.

     The percentage of net claims, benefits and related settlement expenses measured against premiums and related fee revenues of the Company's three major operating segments and its consolidated results were as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                 77.9%            15.0%            3.6%             43.9%
     2001.............................................                 75.3             16.1             4.0              42.4
     2002.............................................                 72.6             14.1             5.0              40.2
     2003.............................................                 67.8             22.7             5.8              37.9
     2004.............................................                 66.1%            35.5%            5.8%             42.0%
                                                               ==============    =============     ===========     =============

     The percentage of net claims, benefits and related settlement expenses measured against premiums by major insurance coverage in the General Insurance Group were as follows:

                                                                             Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                      2004             2003            2002             2001            2000
                                                  ------------     ------------    ------------    -------------   --------------
Type of Coverage:
Commercial Automobile (Trucking)..........              66.5%            70.4%           78.4%            82.5%            91.4%
Workers' Compensation.....................              72.4             81.2            93.2             89.0             90.3
Financial Indemnity.......................              47.6             51.0            41.1             39.0             33.6
Property..................................              56.2             59.1            51.5             59.5             54.1
General Liability.........................             108.6             89.5            67.6             71.0             64.7
Other.....................................              59.3%            52.2%           66.9%            68.5%            58.4%
                                                  ============     ============    ============    =============   ==============

Average Mortgage Guaranty paid claims, and certain delinquency ratio data are shown below:

                                                                          Years Ended December 31, (1)
                                                 -------------------------------------------------------------------------------
                                                      2004             2003            2002             2001            2000
                                                 -------------    -------------    ------------    -------------    ------------
Average Paid Claim Amount:
   Traditional Primary....................        $    23,920      $    22,339      $   20,693      $    19,221      $   21,551
   Bulk (2)...............................        $    19,885      $    29,293      $       -       $        -       $       -
   ---------------
   (1) Amounts are in whole dollars.
   (2) Due to the relative  immaturity of the bulk  business, the above trend may prove to be highly volatile.

Delinquency Ratio:
   Traditional Primary....................              4.11%            3.95%           3.43%            2.84%           2.50%
   Bulk ..................................              4.59%            4.76%           3.28%             .33%              -%

Traditional Primary Delinquency Ratios for Top Ten States (3):

   Florida................................               3.2%             3.5%            3.6%             3.4%            3.4%
   Texas..................................               5.0              4.6             3.9              3.2             2.7
   Georgia................................               5.6              4.9             3.9              2.9             2.9
   Illinois...............................               3.8              4.0             3.3              2.9             2.6
   North Carolina.........................               4.9              4.7             4.0              3.0             2.4
   California.............................               2.1              2.8             2.9              3.1             2.9
   Ohio...................................               7.6              6.9             4.9              3.8             3.2
   Pennsylvania...........................               4.4              3.8             3.3              2.5             2.3
   Minnesota..............................               3.5              2.5             2.1              1.9             1.1
   Arizona................................               2.8%             3.4%            3.3%             2.7%            1.8%

   ---------------
   (3) As determined by risk in force as of December 31, 2004. These 10 states represent approximately 50% of risk in force as of that date.

     The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity, while recent trends reflect increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. A small increase in 2001 was largely the result of a moderately higher loan default rate factor. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The ratio of consolidated underwriting, acquisition, and insurance expenses to net premiums and fees earned was 47.3% in 2004, 48.5% in 2003 and 47.9% in 2002. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three business segments. The following table sets forth the expense ratios registered by each major business segment for the periods shown:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................              28.1%            29.6%           92.4%             47.7%
     2001.............................................              26.7             27.5            87.2              46.5
     2002.............................................              25.8             32.3            85.6              47.9
     2003.............................................              25.5             24.8            84.6              48.5
     2004.............................................              24.6%            25.6%           90.5%             47.3%
                                                              ==============    =============     ===========     =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities. The slight downtrend in the General Insurance Group's expense ratio reflects the benefits of firm general expense management in the face of a greater revenue base. The mortgage guaranty segment's expense ratio decreased in 2003 and 2001 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. Increased title sales volume in 2003 and 2002 led to a lower expense ratio for those years. Consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary was responsible for expenses of $25.3, $2.4 and $3.4 charged to 2004, 2003,and 2002 operations, respectively.

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................               106.0%            44.6%           96.0%             91.6%
     2001.............................................               102.0             43.6            91.2              88.9
     2002.............................................                98.4             46.4            90.6              88.1
     2003.............................................                93.3             47.5            90.4              86.4
     2004.............................................                90.7%            61.1%           96.3%             89.3%
                                                              ==============    =============     ===========     =============

     The effective consolidated income tax rates were 33.2% in 2004, 32.4% in 2003, and 29.9% in 2002. The effective tax rate was reduced and net earnings were enhanced by tax and related interest recoveries of $10.9, or 6 cents per share in 2002 due to the favorable resolution of tax issues dating back to the Company's 1987 tax return. Otherwise, the rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements, commentaries, or inferences, of necessity, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Additionally, mortgage guaranty results, may also be impacted by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

Item 8-Financial Statements

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets .......................................        35
Consolidated Statements of Income..................................        36
Consolidated Statements of Comprehensive Income....................        37
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity.....................................        38
Consolidated Statements of Cash Flows..............................        39
Notes to Consolidated Financial Statements.........................      40-59
Report of Independent Registered Public Accounting Firm............        60

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                             ------------------------------------
                                                                                                 2004                   2003
                                                                                             -------------          -------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)  (cost: $6,273.2 and $5,463.9)............          $   6,455.9            $   5,741.1
Equity securities (at fair value) (cost: $396.8 and $439.2).........................                459.0                  513.5
Short-term investments (at fair value which approximates cost)......................                388.6                  403.9
Miscellaneous investments...........................................................                 54.4                   53.2
                                                                                             -------------          -------------
    Total...........................................................................              7,358.1                6,711.8
Other investments...................................................................                 13.4                    8.5
                                                                                             -------------          -------------
    Total investments...............................................................              7,371.6                6,720.4
                                                                                             -------------          -------------

Other Assets:
Cash................................................................................                 60.5                   47.2
Securities and indebtedness of related parties......................................                 60.2                   54.9
Accrued investment income...........................................................                 87.3                   81.5
Accounts and notes receivable.......................................................                543.9                  509.5
Federal income tax recoverable: Current.............................................                  -                     15.9
Reinsurance balances and funds held.................................................                 92.5                   69.9
Reinsurance recoverable: Paid losses................................................                 53.3                   55.9
                         Policy and claim reserves..................................              1,793.2                1,667.8
Deferred policy acquisition costs...................................................                232.3                  221.9
Sundry assets.......................................................................                275.6                  267.0
                                                                                             -------------          -------------
                                                                                                  3,199.2                2,991.8
                                                                                             -------------          -------------
    Total Assets....................................................................          $  10,570.8            $   9,712.3
                                                                                             =============          =============


Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses..............................................          $   4,403.5            $   4,022.7
Unearned premiums...................................................................                903.1                  814.8
Other policyholders' benefits and funds.............................................                175.9                  172.3
                                                                                             -------------          -------------
    Total policy liabilities and accruals...........................................              5,482.6                5,009.8
Commissions, expenses, fees and taxes...............................................                235.9                  206.1
Reinsurance balances and funds......................................................                157.8                  147.8
Federal income tax payable: Current.................................................                  8.4                    -
                            Deferred................................................                554.5                  556.8
Debt................................................................................                143.0                  137.7
Sundry liabilities..................................................................                122.7                  100.2
Commitments and contingent liabilities..............................................                  -                      -
                                                                                             -------------          -------------
    Total Liabilities...............................................................              6,705.1                6,158.6
                                                                                             -------------          -------------

Preferred Stock:
Convertible preferred stock (1).....................................................                  -                      -
                                                                                             -------------          -------------

Common Shareholders' Equity:
Common stock(1).....................................................................                185.4                  184.4
Additional paid-in capital..........................................................                270.4                  245.5
Retained earnings...................................................................              3,240.1                2,896.8
Accumulated other comprehensive income .............................................                179.5                  236.8
Treasury stock (at cost) (1)........................................................                (10.0)                 (10.0)
                                                                                             -------------          -------------
    Total Common Shareholders' Equity...............................................              3,865.6                3,553.6
                                                                                             -------------          -------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity..............          $  10,570.8            $   9,712.3
                                                                                             =============          =============

-------------
(1) At December 31, 2004 and 2003, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 185,429,127 in 2004 and 184,471,698 in 2003 were issued and outstanding. At December 31, 2004 and 2003, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,582 and 2,865,542 as of December 31, 2004 and 2003,
     respectively.
See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2004                  2003                  2002
                                                                     ----------------      ----------------      ----------------
Revenues:
Net premiums earned..........................................         $      2,804.8        $      2,582.1        $      2,135.4
Title, escrow, and other fees................................                  311.2                 353.9                 288.5
                                                                     ----------------      ----------------      ----------------
    Total premiums and fees..................................                3,116.1               2,936.0               2,423.9
Net investment income........................................                  290.8                 279.2                 272.6
Other income.................................................                   36.7                  51.2                  45.8
                                                                     ----------------      ----------------      ----------------
    Total operating revenues.................................                3,443.7               3,266.5               2,742.4
Realized investment gains....................................                   47.9                  19.3                  13.9
                                                                     ----------------      ----------------      ----------------
    Total revenues...........................................                3,491.6               3,285.8               2,756.4
                                                                     ----------------      ----------------      ----------------

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses....................                1,305.6               1,097.6                 975.3
Dividends to policyholders...................................                    2.2                  15.1                   (.4)
Underwriting, acquisition, and other expenses................                1,523.8               1,484.9               1,212.0
Interest and other charges...................................                    8.9                   8.2                   8.8
                                                                     ----------------      ----------------      ----------------
    Total expenses...........................................                2,840.7               2,606.0               2,195.7
                                                                     ----------------      ----------------      ----------------
Income before income taxes ..................................                  650.9                 679.7                 560.7
                                                                     ----------------      ----------------      ----------------

Income Taxes: Currently payable..............................                  183.4                 168.0                 109.1
              Deferred.......................................                   32.5                  51.9                  58.5
                                                                     ----------------      ----------------      ----------------
              Total..........................................                  215.9                 219.9                 167.7
                                                                     ----------------      ----------------      ----------------
Net Income...................................................         $        435.0        $        459.8        $        392.9
                                                                     ================      ================      ================

Net Income Per Share:
    Basic:...................................................         $         2.38        $         2.53        $         2.17
                                                                     ================      ================      ================
    Diluted:.................................................         $         2.36        $         2.51        $         2.16
                                                                     ================      ================      ================

    Average shares outstanding: Basic........................            182,541,822           181,549,485           180,863,325
                                                                     ================      ================      ================
                                Diluted......................            184,607,632           183,302,935           182,323,316
                                                                     ================      ================      ================

Dividends Per Common Share:
    Cash:  Regular...........................................         $         .503        $         .446        $         .420
           Special...........................................                    -                    .667                   -
                                                                     ----------------      ----------------      ----------------
           Total.............................................         $         .503        $        1.113        $         .420
                                                                     ================      ================      ================
    Stock....................................................                     -%                   50%                    -%
                                                                     ================      ================      ================





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2004                  2003                  2002
                                                                     ----------------      ----------------      ----------------
Net income as reported.......................................         $        435.0        $        459.8        $        392.9
                                                                     ----------------      ----------------      ----------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................                    7.3                  13.9                    .6
                                                                     ----------------      ----------------      ----------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.........                  (49.9)                191.2                  43.6
     Less: elimination of pretax realized gains
         included in income as reported......................                   47.9                  19.3                  13.9
                                                                     ----------------      ----------------      ----------------
     Pretax unrealized gains (losses) on securities
         carried at market value.............................                  (97.8)                171.9                  29.6
     Deferred income taxes  (credits) .......................                  (34.2)                 60.1                  10.3
                                                                     ----------------      ----------------      ----------------
     Net unrealized gains (losses) on securities.............                  (63.5)                111.7                  19.2
                                                                     ----------------      ----------------      ----------------
   Minimum Pension Liability:
     Minimum pension liability...............................                   (1.5)                    -                     -
     Deferred income tax credits ............................                    (.5)                    -                     -
                                                                     ----------------      ----------------      ----------------
     Minimum pension liability, net of tax credits...........                    (.9)                    -                     -
                                                                     ----------------      ----------------      ----------------
Net adjustments..............................................                  (57.2)                125.7                  19.9
                                                                     ----------------      ----------------      ----------------

Comprehensive income.........................................         $        377.7        $        585.5        $        412.9
                                                                     ================      ================      ================





See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity (Unaudited)
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                2004                2003                2002
                                                                           --------------      --------------      --------------
Convertible Preferred Stock:
  Balance, beginning of year....................................            $       -           $       -           $         .3
     Converted into common stock................................                    -                   -                    (.2)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $       -           $       -           $       -
                                                                           ==============      ==============      ==============

Common Stock:
  Balance, beginning of year....................................            $      184.4        $      123.7        $      122.1
     Stock dividend.............................................                    -                   61.4                -
     Dividend reinvestment plan.................................                    -                   -                   -
     Exercise of stock options..................................                      .9                  .4                 1.3
     Conversion of convertible preferred stock..................                    -                   -                   -
     Acquisition of subsidiary..................................                    -                   -                     .1
     Treasury stock restored to unissued status.................                    -                   (1.2)               -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $      185.4        $      184.4        $      123.7
                                                                           ==============      ==============      ==============

Additional Paid-in Capital:
  Balance, beginning of year....................................            $      245.5        $      253.1        $      219.8
     Dividend reinvestment plan.................................                      .8                 1.5                  .6
     Exercise of stock options..................................                    15.3                 9.9                27.9
     Stock option compensation..................................                     8.7                 2.2                -
     Conversion of convertible preferred stock..................                    -                   -                     .2
     Acquisition of subsidiary..................................                    -                   -                    4.4
     Treasury stock restored to unissued status.................                    -                  (21.4)               -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $      270.4        $      245.5        $      253.1
                                                                           ==============      ==============      ==============

Retained Earnings:
  Balance, beginning of year....................................            $    2,896.8        $    2,700.5        $    2,383.2
     Net income.................................................                   435.0               459.8               392.9
     Dividends on common stock:  cash ..........................                   (91.6)             (201.9)              (75.7)
                                 stock..........................                    -                  (61.4)               -
     Cash dividends on preferred stock..........................                    -                   -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $    3,240.1        $    2,896.8        $    2,700.5
                                                                           ==============      ==============      ==============

Accumulated Other Comprehensive Income:
  Balance, beginning of year....................................            $      236.8            $  111.0        $       91.1
     Foreign currency translation adjustments...................                     7.3                13.9                  .6
     Net unrealized gains (losses) on securities................                   (63.5)              111.7                19.2
     Minimum pension liability, net of tax credits..............                     (.9)               -                   -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $      179.5        $      236.8        $      111.0
                                                                           ==============      ==============      ==============

Treasury Stock:
  Balance, beginning of year....................................            $      (10.0)       $      (32.6)       $      (32.6)
     Acquired during the year...................................                    -                   -                   -
     Restored to unissued status................................                    -                   22.6                -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................            $      (10.0)       $      (10.0)       $      (32.6)
                                                                           ==============      ==============      ==============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2004               2003                2002
                                                                            --------------     --------------      --------------
Cash flows from operating activities:
  Net income.......................................................          $      435.0       $      459.8        $      392.9
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs..............................                  (9.4)             (21.6)              (18.6)
    Premiums and other receivables.................................                 (33.4)             (34.6)              (54.4)
    Unpaid claims and related items................................                 262.8              192.1               128.6
    Other policyholders' benefits and funds........................                  82.8               92.9                94.7
    Income taxes...................................................                  56.5               36.4                50.0
    Reinsurance balances and funds.................................                 (10.5)             (24.9)               10.7
    Realized investment gains......................................                 (47.9)             (19.3)              (13.9)
    Accounts payable, accrued expenses and other...................                  92.5               39.5                48.1
                                                                            --------------     --------------      --------------
  Total............................................................                 828.3              720.2               638.2
                                                                            --------------     --------------      --------------

Cash flows from investing activities:
  Fixed maturity securities:
    Available for sale:
     Maturities and early calls....................................                 625.8              704.3               258.9
     Sales.........................................................                 149.6              302.0               198.7
    Held to maturity:
     Maturities and early calls....................................                  -                  -                  329.3
     Sales.........................................................                  -                  -                    1.0
  Sales of equity securities.......................................                 334.0              211.0               125.5
  Sales of other investments.......................................                  12.7                7.6                 2.3
  Sales of fixed assets for company use............................                    .9                1.0                 1.3
  Cash and short-term investments of subsidiary acquired...........                   2.5               -                    1.7
  Purchases of fixed maturity securities:
    Available for sale.............................................              (1,604.1)          (1,428.9)             (915.6)
    Held to maturity...............................................                  -                  -                 (279.1)
  Purchases of equity securities...................................                (250.3)            (119.0)             (305.7)
  Purchases of other investments...................................                  (1.9)              (4.0)               (2.6)
  Purchases of fixed assets for company use........................                 (20.1)             (22.1)              (16.3)
  Other-net........................................................                   1.1                1.3                (3.5)
                                                                            --------------     --------------      --------------
  Total............................................................                (749.6)            (346.5)             (604.1)
                                                                            --------------     --------------      --------------

Cash flows from financing activities:
  Issuance of preferred and common shares..........................                  14.6                9.7                22.0
  Repayments of term loans.........................................                  -                  (1.0)              (15.0)
  Redemption of debentures and notes...............................                   (.6)              (2.8)               (2.8)
  Dividends on common shares.......................................                 (91.6)            (201.9)              (75.7)
  Other-net........................................................                  (2.8)             (17.5)               (7.9)
                                                                            --------------     --------------      --------------
  Total............................................................                 (80.5)            (213.6)              (79.5)
                                                                            --------------     --------------      --------------

Increase (decrease) in cash and short-term investments.............                  (1.9)             160.0               (45.5)
  Cash and short-term investments, beginning of year...............                 451.2              291.1               336.6
                                                                            --------------     --------------      --------------
  Cash and short-term investments, end of year.....................          $      449.2       $      451.2        $      291.1
                                                                            ==============     ==============      ==============

Supplemental cash flow information:
  Cash paid during the year for: Interest .........................          $        8.7       $        8.7        $        9.2
                                                                            ==============     ==============      ==============
                                 Income Taxes......................          $      156.5       $      180.6        $      109.4
                                                                            ==============     ==============      ==============


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
($ in Millions, Except as Otherwise Indicated)
--------------------------------------------------------------------------------

     Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), mortgage guaranty and title insurance businesses. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty and Title Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. Note 6 shows summary results for the Company's business segments.

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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2004, the Company's invested assets were classified as "available for sale."

     Effective January 1, 2003, the Company elected to reclassify its fixed maturity securities categorized as held to maturity to the available for sale classification. The securities involved are primarily utility and tax-exempt bonds that accounted for approximately 34 percent of Old Republic's investment portfolio. The decision was prompted by restrictive accounting rules affecting held to maturity investment securities. The necessarily mechanical application of these rules can inhibit the Corporation's ability to optimally manage its investments from a practical business point of view. As of January 1, 2003, the net impact of this reclassification on the Corporation's balance sheet was to increase the carrying value of invested assets by $117.5, deferred tax liabilities by $41.1, and shareholders' equity by $76.4, or book value per share by approximately 42 cents. This change has no income statement impact, no effect on Old Republic's ability to hold individual securities to maturity as it may deem appropriate, and does not affect the Company's necessary long-term orientation in the management of its business. Going forward, Old Republic's shareholders' equity account could reflect somewhat greater period-to-period volatility as the entire bond, note and stock investment portfolio will now be marked to market on a quarterly basis. Nevertheless, the Company believes that its ability to hold securities until they mature or until such other time when they can be sold opportunistically are much more significant and meaningful factors than the balance sheet or income statement effect of changes in market values at any point in time.

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

     The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized other than temporary impairments of investments in the amounts of $5.2, $16.4, and $19.0 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized          Fair
                                                                  Cost            Gains           Losses           Value
                                                              ------------    -------------    ------------    -------------
    Fixed Maturity Securities:
       December 31, 2004:
           Available for sale:
              U.S. & Canadian Governments..............        $  1,107.7      $      28.3      $       .8      $   1,135.3
              Tax-exempt...............................           1,538.6             38.4             2.9          1,574.0
              Utilities................................             850.2             29.0             2.7            876.4
              Corporate................................           2,776.6             98.7             5.2          2,870.0
                                                              ------------    -------------    ------------    -------------
                                                               $  6,273.2      $     194.5      $     11.8      $   6,455.9
                                                              ============    =============    ============    =============

       December 31, 2003:
           Available for sale:
              U.S. & Canadian Governments..............        $    956.3      $      37.2      $       .1      $     993.4
              Tax-exempt...............................           1,215.1             62.6              .5          1,277.2
              Utilities................................             791.4             39.5             2.3            828.5
              Corporate................................           2,501.0            145.6             4.8          2,641.8
                                                              ------------    -------------    ------------    -------------
                                                               $  5,463.9      $     285.0      $      7.8      $   5,741.1
                                                              ============    =============    ============    =============

     The amortized cost and estimated fair value at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                               Estimated
                                                                                             Amortized            Fair
                                                                                               Cost              Value
                                                                                          ---------------    --------------
    Fixed Maturity Securities:
       Available for Sale:
          Due in one year or less....................................................      $       782.3      $      790.0
          Due after one year through five years......................................            2,692.8           2,800.5
          Due after five years through ten years.....................................            2,731.0           2,787.5
          Due after ten years........................................................               66.9              77.7
                                                                                          ---------------    --------------
                                                                                           $     6,273.2      $    6,455.9
                                                                                          ===============    ==============

     Bonds and other investments  carried at $166.5 as of December 31, 2004 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

     A summary of the Company's equity securities follows:

                                                                               Gross             Gross          Estimated
                                                                             Unrealized       Unrealized           Fair
                                                               Cost            Gains            Losses            Value
                                                          --------------    -------------    -------------    --------------
      December 31, 2004:
        Equity securities..........................        $      396.8      $      68.6      $       6.4      $      459.0
                                                          ==============    =============    =============    ==============

      December 31, 2003:
        Equity securities..........................        $      439.2      $      98.2      $      23.9      $      513.5
                                                          ==============    =============    =============    ==============

     Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which are comprised of sales of securities and provisions or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders' equity.

     The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer's original cost at December 31, 2004 and 2003:

                                                12 Months or Less          Greater than 12 Months                Total
                                            -------------------------    -------------------------    ---------------------------
                                                Fair       Unrealized        Fair       Unrealized        Fair        Unrealized
                                               Value         Losses         Value         Losses         Value          Losses
                                            ----------    -----------    -----------    ----------    -----------    ------------
  December 31, 2004:
  Fixed Maturity Securities:
    U.S & Canadian Governments.........      $  209.7      $      .8      $    -         $   -         $   209.7      $       .8
    Tax-exempt.........................         307.7            2.4           33.1            .5          340.8             2.9
    Corporates.........................         634.4            6.0           73.6           2.0          708.0             8.0
                                            ----------    -----------    -----------    ----------    -----------    ------------
                                              1,151.9            9.2          106.7           2.5        1,258.6            11.8
  Equity Securities....................          44.0            6.3             .7            .1           44.7             6.4
                                            ----------    -----------    -----------    ----------    -----------    ------------
  Total................................      $1,195.9      $    15.6      $   107.4      $    2.6      $ 1,303.4      $     18.2
                                            ==========    ===========    ===========    ==========    ===========    ============

  December 31, 2003:
  Fixed Maturity Securities:
    U.S & Canadian Governments.........      $   14.9      $      .1      $    -         $   -         $    14.9      $       .1
    Tax-exempt.........................          48.9             .5           -             -              48.9              .5
    Corporates.........................         416.3            6.9            2.8            .2          419.1             7.2
                                            ----------    -----------    -----------    ----------    -----------    ------------
                                                480.2            7.6            2.8            .2          483.0             7.8
  Equity Securities....................          36.5            2.2          100.5          21.6          137.1            23.9
                                            ----------    -----------    -----------    ----------    -----------    ------------
  Total................................      $  516.7      $     9.9      $   103.4      $   21.9      $   620.1      $     31.8
                                            ==========    ===========    ===========    ==========    ===========    ============

     At December 31, 2004, the Corporation and its subsidiaries had no non-income producing fixed maturity securities except for U.S. Treasury Tax and Loss Bonds in the amount of $499.3 required to be held by its mortgage insurance subsidiaries for the payment of deferred income taxes.

     The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2004              2003              2002
                                                                           --------------    --------------    --------------
     Investment income from:
       Fixed maturity securities....................................        $      267.2      $      256.4      $      253.1
       Equity securities............................................                14.3              14.6              12.4
       Short-term investments.......................................                 5.7               4.5               6.0
       Other sources................................................                 6.8               6.8               5.2
                                                                           --------------    --------------    --------------
          Gross investment income...................................               294.1             282.5             276.9
       Investment expenses (1)......................................                 3.2               3.2               4.2
                                                                           --------------    --------------    --------------
          Net investment income.....................................        $      290.8      $      279.2      $      272.6
                                                                           ==============    ==============    ==============

     Realized gains (losses) on:
       Fixed maturity securities:
          Held to maturity..........................................        $       -         $       -         $       (2.4)
                                                                           --------------    --------------    --------------
          Available for sale:
            Gains...................................................                 5.2               9.0               4.0
            Losses..................................................                 (.5)             (4.4)             (2.7)
                                                                           --------------    --------------    --------------
            Net.....................................................                 4.6               4.6               1.3
                                                                           --------------    --------------    --------------
          Total.....................................................                 4.6               4.6              (1.1)
       Equity securities & other long-term investments..............                43.2              14.6              15.0
                                                                           --------------    --------------    --------------
          Total.....................................................                47.9              19.3              13.9
       Income taxes.................................................                17.0               6.7               4.8
                                                                           --------------    --------------    --------------
          Net realized gains........................................        $       30.9      $       12.5      $        9.0
                                                                           ==============    ==============    ==============


     (Table continued on next page.)

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2004              2003              2002
                                                                           --------------    --------------    --------------
     Changes in unrealized investment gains (losses) on:
      Fixed maturity securities:
          Held to maturity (2)......................................        $       -         $     (117.5)     $       55.7
                                                                           ==============    ==============    ==============

          Available for sale........................................        $      (94.3)     $       94.0      $      109.1
          Less:  Deferred income taxes (credits)....................               (33.0)             32.9              38.1
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains (losses).......        $      (61.3)     $       61.1      $       71.0
                                                                           ==============    ==============    ==============

       Equity securities & other long-term investments..............        $       (3.5)     $       77.8      $      (79.4)
       Less: Deferred income taxes (credits)........................                (1.2)             27.2             (27.7)
                                                                           --------------    --------------    --------------
          Net changes in unrealized investment gains (losses).......        $       (2.2)     $       50.6      $      (51.7)
                                                                           ==============    ==============    ==============

---------------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.3, $.1 and $.3 for the years ended December 31, 2004, 2003 and 2002, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost. During the first quarter of 2003, the Company reclassified its fixed maturity securities categorized as held to maturity to the available for sale classification, which resulted in recognizing $117.5 of unrealized investment gains imbedded in such securities at December 31, 2002.

(d) Revenue Recognition -Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which includes branch offices of its title insurer and wholly owned subsidiaries of the Company) represent approximately 38 percent of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 62 percent of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

(e) Deferred Policy Acquisition Costs-The Corporation's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. As discussed elsewhere in this document, a write down of previously deferred acquisition costs applicable to a discontinued life product amounted to $10.5 during the fourth quarter of 2004.

     The following table summarizes deferred policy acquisition costs and related data for the years shown:

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                2004              2003              2002
                                                                           --------------    --------------    --------------
   Deferred, beginning of year....................................          $      221.9      $      197.8      $      179.8
                                                                           --------------    --------------    --------------
   Acquisition costs deferred:
       Commissions - net of reinsurance...........................                 209.4             178.6             159.3
       Premium taxes..............................................                  69.9              58.2              45.5
       Salaries and other marketing expenses......................                  91.5             102.5              92.1
                                                                           --------------    --------------    --------------
           Sub-total..............................................                 370.9             339.3             297.0
   Amortization charged to income.................................                (360.5)           (315.2)           (279.1)
                                                                           --------------    --------------    --------------
           Change for the year....................................                  10.4              24.0              17.9
                                                                           --------------    --------------    --------------
   Deferred, end of year..........................................          $      232.3      $      221.9      $      197.8
                                                                           ==============    ==============    ==============

(f) Unearned Premiums-General insurance unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. Mortgage guaranty unearned premium reserves are calculated on a pro-rata basis. At December 31, 2004 and 2003, unearned premiums consisted of the following:

                                                                                                   December 31,
                                                                                     ---------------------------------------
                                                                                          2004                     2003
                                                                                     --------------           --------------
      General Insurance Group .......................................                 $      860.2             $      766.8
      Mortgage Guaranty Group........................................                         42.9                     47.9
                                                                                     --------------           --------------
          Total......................................................                 $      903.1             $      814.8
                                                                                     ==============           ==============

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

     All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders' dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers' compensation, portions of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have produced reasonable estimates of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

     General Insurance Group reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves as applicable. As part of overall claim and claim expense reserves, the point estimates incorporate amounts to cover net estimates of unusual claims such as those emanating from asbestosis and environmental ("A&E") exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers' compensation and property.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in 2003 and 2004. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

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

     Old Republic's exposure to A&E claims cannot be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2004, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2004 and 2003, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $118.9 and $91.0 gross, respectively, and $97.1 and $56.6 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004 and 6.3 years (gross) and 9.8 years (net of reinsurance) as of December 31, 2003. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

     The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

                                                                                         Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2004              2003             2002
                                                                             -------------     -------------    -------------
  Gross reserves at beginning of year................................         $   4,022.7       $   3,676.8      $   3,451.0
  Less: reinsurance losses recoverable ..............................             1,522.5           1,370.7          1,273.3
                                                                             -------------     -------------    -------------
           Net reserves at beginning of year ........................             2,500.1           2,306.0          2,177.6
                                                                             -------------     -------------    -------------
  Incurred claims and claim adjustment expenses:
    Provisions for insured events of the current year................             1,348.7           1,159.2          1,049.4
    Change in provision for insured events of prior years............               (43.1)            (60.8)           (76.5)
                                                                             -------------     -------------    -------------
           Total incurred claims and claim adjustment expenses.......             1,305.7           1,098.4            972.9
                                                                             -------------     -------------    -------------
  Payments:
    Claims and claim adjustment expenses attributable to
      insured events of the current year.............................               403.6             337.4            312.9
    Claims and claim adjustment expenses attributable to
      insured events of prior years..................................               638.2             566.9            531.5
                                                                             -------------     -------------    -------------
           Total payments............................................             1,041.9             904.3            844.5
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the end of each year, net of reinsurance
    losses recoverable...............................................             2,763.8           2,500.1          2,306.0
  Reinsurance losses recoverable.....................................             1,639.6           1,522.5          1,370.7
                                                                             -------------     -------------    -------------
  Gross reserves at end of year......................................         $   4,403.5       $   4,022.7      $   3,676.8
                                                                             =============     =============    =============

     For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of about 2.6%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can reduce claim costs upon the sale of foreclosed properties, in levels of loan refinancing activity that can reduce the period of time over which a policy remains at risk, in lower than expected frequencies of claims incurred but not reported, in the effect of reserve discounts applicable to workers' compensation claims, in higher than expected severity of litigated claims in particular, in governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, in greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and in higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

     The provision for combined current and deferred income taxes reflected in the consolidated statements of income does not bear the usual relationship to income before income taxes as the result of permanent and other differences between pretax income and taxable income determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate, and the resulting effective income tax rates are summarized below:

                                                                                         Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2004              2003             2002
                                                                             -------------    --------------    -------------
   Statutory tax rate................................................               35.0%             35.0%            35.0%
   Tax rate increases (decreases):
         Tax-exempt interest ........................................               (2.4)             (2.3)            (3.1)
         Dividends received exclusion................................                (.5)              (.5)             (.4)
         Other items - net (1) ......................................                1.1                .2             (1.6)
                                                                             -------------    --------------    -------------
   Effective tax rate................................................               33.2%             32.4%            29.9%
                                                                             =============    ==============    =============

     (1) During 2004, the Company recorded a pretax charge of $22.9 in response to a court ruling against Old Republic Title Company. Of that amount, approximately $11.8 is non-deductible, resulting in an increase in the effective tax rate of 0.6 percentage points. Tax and related interest recoveries of $10.9 were recorded in the second quarter of 2002 as a result of the favorable resolution of tax issues dating back to the Company's 1987 tax return. This adjustment reduced the effective tax rate by approximately 1.9 percentage points.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax recoverable (payable) are as follows at the dates shown:

                                                                                               December 31,
                                                                             ------------------------------------------------
                                                                                 2004             2003              2002
                                                                             -------------    --------------    -------------
   Deferred Tax Assets:
       Losses, claims, and settlement expenses.......................         $     177.1      $      161.5      $     148.5
       Other timing differences......................................                23.9              25.5             24.2
                                                                             -------------    --------------    -------------
           Total deferred tax assets (1).............................               201.0             187.1            172.8
                                                                             -------------    --------------    -------------
   Deferred Tax Liabilities:
       Unearned premium reserves.....................................                30.1              33.2             26.5
       Deferred policy acquisition costs.............................                75.7              72.3             65.0
       Mortgage guaranty insurers' contingency reserves..............               545.8             499.4            446.5
       Fixed maturity securities adjusted to cost....................                 7.4               8.2              9.5
       Net unrealized investment gains...............................                91.9             126.2             66.0
       Title plants and records......................................                 4.4               4.4              4.4
                                                                             -------------    --------------    -------------
           Total deferred tax liabilities............................               755.5             743.9            618.1
                                                                             -------------    --------------    -------------
           Net deferred tax liabilities..............................         $     554.5      $      556.8      $     445.2
                                                                             =============    ==============    =============

---------------
(1) The Company has evaluated its deferred tax assets as of each of these dates and has concluded that no valuation allowance is warranted.

     Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $499.3 at December 31, 2004. For Federal income tax purposes, the amounts deducted for the contingency reserve are taken into gross statutory taxable income (a) when the contingency reserve is permitted to be charged for losses under state law or regulation, (b) in the event operating losses are incurred, or (c) in any event upon the expiration of ten years.

     During 2002, the Corporation and its subsidiaries settled tax issues for the years 1991-1995 with the Internal Revenue Service ("IRS") with no significant effect on the Corporation's financial condition or results of operations. In April, 2004 the IRS issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000 (see note 4(c), Commitments and Contingent Liabilities - General for further information).

(i) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $18.2, $16.2, and $12.8 in 2004, 2003, and 2002, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

(j) Title Plants and Records-Title plants and records are carried at original cost or appraised value at the date of purchase. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are ordinarily not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable.

(k) Goodwill- Pursuant to Statement of Financial Accounting Standards No. 142 (FAS-142) "Goodwill and Other Intangible Assets", all goodwill resulting from business combinations will no longer be amortized against operations but must be tested periodically for possible impairment of its continued value ($92.2 and $87.5 at December 31, 2004 and 2003, respectively). Such a test was performed in early 2004 and 2003 and did not result in impairment charges.

(l) Employee Benefit Plans- The Corporation has three pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Corporation's policy to fund the plans' costs as they accrue. These plans were closed to new participants as of December 31, 2004.

     Plan assets are comprised principally of bonds, common stocks and short-term investments. The dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan, and September 30 for the Title Plan.

     The changes in the projected benefit obligation are as follows at the above measurement dates:

                                                                                  2004             2003              2002
                                                                             -------------    --------------    -------------
   Projected benefit obligation at beginning of year.................         $     195.8      $      161.6      $     144.2
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Service cost...................................................                 7.7               5.8              4.9
      Interest cost..................................................                11.5              11.0             10.2
      Actuarial losses...............................................                 7.6              26.4              9.8
      Benefits paid..................................................                (8.3)             (9.1)            (7.7)
                                                                             -------------    --------------    -------------
   Net increase for year.............................................                18.5              34.2             17.3
                                                                             -------------    --------------    -------------
   Projected benefit obligation at end of year.......................         $     214.4      $      195.8      $     161.6
                                                                             =============    ==============    =============

     The changes in the fair value of net assets available for plan benefits as of the above measurement dates are as follows:

                                                                                  2004             2003              2002
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at beginning of the year.......................................         $     175.0      $      156.6      $     158.2
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Actual return on plan assets...................................                13.5              17.4             (1.2)
      Sponsor contributions..........................................                 5.7              10.1              8.1
      Benefits paid..................................................                (8.3)             (9.1)            (7.7)
      Administrative expenses........................................                 (.1)              (.1)             (.3)
      Plan merger....................................................                -                 -                 (.3)
                                                                             -------------    --------------    -------------
   Net increase (decrease) for year..................................                10.7              18.3             (1.6)
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at the end of the year.........................................         $     185.7      $      175.0      $     156.6
                                                                             =============    ==============    =============

     A reconciliation of the funded status of the plans as of the above measurement dates is as follows:

                                                                                                    2004             2003
                                                                                                -------------    -------------
   Plan assets less than projected benefit obligations...............................            $     (28.6)     $     (20.8)
   Prior service cost not yet recognized in net periodic
      pension cost...................................................................                     .1               .1
   Unrecognized net loss.............................................................                   47.3             40.8
                                                                                                -------------    -------------
   Pension asset recognized in the consolidated balance sheet........................            $      18.7      $      20.1
                                                                                                =============    =============

     Amounts recognized in the statement of financial position as of the above measurement dates consist of the following:

                                                                                                      Pension Benefits
                                                                                                ------------------------------
                                                                                                    2004             2003
                                                                                                -------------    -------------
   Prepaid benefit cost..............................................................            $      29.6      $      31.4
   Accrued benefit cost..............................................................                  (12.4)           (11.3)
   Additional minimum pension liability..............................................                    1.5             -
                                                                                                -------------    -------------
   Net amount recognized.............................................................            $      18.7      $      20.1
                                                                                                =============    =============

     The Old Republic Plan and the Title Plan have the following accumulated benefit obligations in excess of plan assets as of the above measurement dates:

                                                                                                    2004             2003
                                                                                                -------------    -------------
   Projected benefit obligations.....................................................            $     134.0      $     119.6
   Accumulated benefit obligations...................................................                  116.5            105.0
   Fair value of plan assets.........................................................                  105.0             95.0

     The weighted-average asset allocations of the Plans as of the above measurement dates are as follows:

                                                               Plan Assets
                                                      -------------------------------          Investment Policy Asset
                                                          2004              2003              Allocation % Range Target
                                                      -------------     -------------    -------------------------------------
   Equity securities:                                                                                 30% to 70%
        Common shares of Company stock...........              - %              1.2%
        Other....................................            47.8              44.2
   Debt securities...............................            47.8              47.6                   30% to 70%
   Other (including short-term and
     accrued interest and dividends).............             4.4               7.0                    1% to 20%
                                                      -------------     -------------
             Total...............................           100.0%            100.0%
                                                      =============     =============

     The Corporation's three plans adhere to the same investment policy pursuant to which the Corporation's general assets are managed. Asset/liability matching techniques, diversification, and high quality investments are stressed. Lower quality issuers and derivatives are avoided. Non-callable, U.S. government and investment grade corporate fixed income securities of intermediate maturities are purchased to meet the plans' obligations out to ten years. Holdings of equity securities, which are comprised of value oriented index funds, are preferred investment vehicles to meet the longer term obligations of the plans. Some funds are employed for diversification purposes. Short-term securities are held to cover current plan obligations and anticipated expenses. Investment policy asset allocation range targets, listed above, are applicable to each plan, and allow for modest changes in investment strategy as financial market conditions warrant.

     The Old Republic Plan has used 8.75% as the expected long-term rate of return for its 2004 and 2003 pension cost calculations. This rate was based on the time weighted yield of historical asset returns for the five year period beginning with 2000, without adjustment for expectations of future returns. The Bituminous and Title Plans used 8.25% as the expected long-term rate of return for calculating their 2004 and 2003 pension costs. To develop the expected long-term rate of return on assets assumption, the Plans considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

     The components of aggregate annual net periodic pension costs that take into account the above measurement dates consisted of the following:

                                                                                  2004              2003             2002
                                                                              -------------     -------------    -------------
   Service cost........................................................        $       7.7       $       5.8      $       4.9
   Interest cost.......................................................               11.5              11.0             10.2
   Expected return on plan assets......................................              (14.4)            (14.1)            (7.5)
   Recognized (gain) loss..............................................                2.3               2.9             (5.2)
                                                                              -------------     -------------    -------------
   Net cost............................................................        $       7.1       $       5.7      $       2.4
                                                                              =============     =============    =============

     The projected benefit obligations for the plans were determined using the following weighted-average assumptions as of the above measurement dates:

                                                                                                    2004             2003
                                                                                                -------------    -------------
   Settlement discount rates........................................................                   5.93%            6.00%
   Rates of compensation increase...................................................                   3.54%            3.38%
   Long-term rates of return on plans' assets.......................................                   8.38%            8.37%

     The net periodic benefit cost for the Plans were determined using the following weighted-average assumptions, for the plan years taking into account the above measurement dates:

                                                                                                    2004             2003
                                                                                                -------------    -------------
   Settlement discount rates........................................................                   6.00%            6.61%
   Rates of compensation increase...................................................                   3.38%            3.38%
   Long-term rates of return on plans' assets.......................................                   8.37%            8.37%

     The accumulated benefit obligation for the Plans was $187.1 and $172.2 for the 2004 and 2003 plan years taking into account the above measurement dates, respectively.

     The benefits expected to be paid as of December 31, 2004 for the next 10 years are as follows: 2005: $8.6; 2006: $8.9; 2007: $9.6; 2008: $10.2; 2009:
$10.7; and for the five years after 2009: $68.7.

     The companies are not expecting to make cash or non-cash contributions to their pension plans in calendar year 2005.

     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2004              2003             2002
                                                                              -------------     -------------    -------------
   Employees Savings and Stock Ownership Plan..........................        $       5.6       $       5.3      $       5.0
   Other profit sharing plans..........................................                8.3               7.2              6.7
   Deferred and incentive compensation.................................        $      32.1       $      31.2      $      24.3
                                                                              =============     =============    =============

     The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP initially acquired its stock of the Company in 1987 and prior years. All such shares have been released over the years, and current Company contributions are directed to the open market purchase of its shares. Dividends on released shares are allocated to participants as earnings. The Company's annual contributions are based on a formula that takes growth in net income per share over consecutive five year periods into account. As of December 31, 2004, there were 9,408,066 Old Republic common shares owned by the ESSOP, all of which were released and allocated to employees' account balances. There are no repurchase obligations in existence.

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,171.0 and $763.5 at December 31, 2004 and 2003, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2004               2003                2002
                                                                        ---------------    ---------------     --------------
   Numerator:
           Net Income ...........................................        $       435.0      $       459.8       $      392.9
           Less: Convertible preferred stock dividends...........                 -                  -                  -
                                                                        ---------------    ---------------     --------------
           Numerator for basic earnings per share -
               income available to common stockholders...........                435.0              459.8              392.9

           Effect of dilutive securities:
               Convertible preferred stock dividends.............                 -                  -                  -
                                                                        ---------------    ---------------     --------------

           Numerator for diluted earnings per share -
                income available to common stockholders
                after assumed conversions........................        $       435.0      $       459.8       $      392.9
                                                                        ===============    ===============     ==============

   Denominator:
            Denominator for basic earnings per share -
                weighted-average shares..........................          182,541,822        181,549,485        180,863,325

            Effect of dilutive securities:
               Stock options.....................................            2,065,810          1,749,219          1,444,856
               Convertible preferred stock.......................                 -                 4,231             15,135
                                                                        ---------------    ---------------     --------------
               Dilutive potential common shares..................            2,065,810          1,753,450          1,459,991
                                                                        ---------------    ---------------     --------------

            Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions..............................          184,607,632        183,302,935        182,323,316
                                                                        ===============    ===============     ==============

            Basic earnings per share (1).........................        $        2.38      $        2.53       $       2.17
                                                                        ===============    ===============     ==============
            Diluted earnings per share (1).......................        $        2.36      $        2.51       $       2.16
                                                                        ===============    ===============     ==============

---------------
(1) All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2004.

(o) Cash Flows-In preparing the Consolidated Statements of Cash Flows, the Company considers short-term investments, consisting of money market funds, certificates of deposit, and commercial paper with original maturities of less than 90 days to be cash equivalents. These securities are carried at cost which approximates fair value.

(p) Concentration  of Credit  Risk-Excluding  U.S.  government  fixed   maturity
securities, the Company is not exposed to material concentrations of credit risks as to any one issuer.

(q) Stock Option Compensation-The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro forma basis on the assumption that the estimated value of stock options was treated as compensation cost for all years shown. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2003 and 2004 reduced earnings by $5.6 or 3 cents per share in 2004 and $1.4 or less than 1 cent per share in 2003.

                                                                                      Years Ended December 31,
                                                                          --------------------------------------------------
                                                                               2004              2003              2002
                                                                          --------------    --------------    --------------
   Option pricing/weighted average assumptions:
     Risk-free interest rates......................................               4.06%             4.36%             5.41%
     Dividend yield................................................               2.68%             3.12%             2.53%
     Common stock market
        price volatility factors...................................                 .26               .26               .27
     Expected option life..........................................            10 years          10 years          10 years

   Comparative data:
     Net income:
        As reported................................................        $      435.0      $      459.8      $      392.9
        Add: Stock based compensation expense included
            in reported income, net of related tax effects.........                 5.6               1.4              -
        Deduct: Total stock-based employee compensation
            expense determined under the fair value based
            method for all awards, net of related tax effects......                11.0               4.6               3.0
                                                                          --------------    --------------    --------------
        Pro forma basis............................................        $      429.5      $      456.5      $      389.9
                                                                          ==============    ==============    ==============
     Basic earnings per share:
        As reported................................................        $       2.38      $       2.53      $       2.17
        Pro forma basis............................................                2.35              2.51              2.16
     Diluted earnings per share:
        As reported................................................                2.36              2.51              2.16
        Pro forma basis............................................        $       2.33      $       2.49      $       2.14
                                                                          ==============    ==============    ==============

     A summary of the status of the Corporation's stock options as of December 31, 2004, 2003 and 2002, and changes in outstanding options during the years then ended follows:

                                                                 As of and for the Years Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                          2004                      2003                      2002
                                                 -----------------------    ----------------------    -----------------------
                                                                Weighted                 Weighted                   Weighted
                                                                Average                   Average                   Average
                                                                Exercise                 Exercise                   Exercise
                                                   Shares        Price        Shares       Price        Shares       Price
                                                 ----------    ---------    ---------    ---------    ----------   ----------
     Outstanding at beginning of year ......      8,374,477     $ 17.05     7,193,060     $ 16.46      7,694,534    $  13.73
     Granted................................      2,020,500       24.16     1,851,000       17.96      1,706,400       21.07
     Exercised..............................        919,546       14.89       632,430       12.88      2,092,974       10.19
     Forfeited and canceled ................        193,477       19.76        37,153       18.47        114,900       16.77
                                                 ----------                 ---------                 ----------
     Outstanding at end of year.............      9,281,954       18.75     8,374,477       17.05      7,193,060       16.46
                                                 ==========                 =========                 ==========

     Exercisable at end of year.............      5,972,051     $ 16.97     3,780,166     $ 14.98      3,286,983    $  13.76
                                                 ==========    =========    =========    =========    ==========   ==========

     Weighted average fair value of
       options granted during the year (1)..      $   6.77 per share         $  4.76 per share          $  6.92 per share
                                                 ==========                 =========                 ==========

     (1) Based on the Black-Scholes option pricing model and the assumptions outlined in the table above.

     A summary of stock options outstanding and exercisable at December 31, 2004 follows:

                                                             Options Outstanding                       Options Exercisable
                                                    --------------------------------------          -------------------------
                                                                     Weighted - Average
                                                                  ------------------------                          Weighted
                                        Years(s)      Number       Remaining                                        Average
                                          Of           Out-       Contractual     Exercise            Number        Exercise
     Ranges of Exercise Prices           Grant       Standing        Life          Price            Exercisable      Price
     --------------------------------   --------    ----------    -----------    ---------          -----------    ----------
     $ 9.83 to $11.89...............    1996-97        699,618        2.00        $ 11.89               672,655     $  11.89
     $19.36.........................      1998       1,062,569        3.00          19.36               716,753        19.36
     $11.71 to $13.00...............      1999         571,220        4.00          13.00               546,487        13.00
     $ 8.00 to $ 9.04...............      2000         413,206        5.00           8.00               362,225         8.00
     $17.95.........................      2001       1,408,733        6.00          17.95             1,290,913        17.95
     $21.07.........................      2002       1,543,994        7.00          21.07               709,192        21.07
     $17.96.........................      2003       1,597,864        8.00          17.96             1,468,157        17.96
     $24.15 to $25.03...............      2004       1,984,750        9.00        $ 24.16               205,669     $  24.16
                                                    ----------                   =========          -----------    ==========
          Total.....................                 9,281,954                                        5,972,051
                                                    ==========                                      ===========

     The maximum number of options available for future issuance as of December 31, 2004, is approximately 1,671,859 shares.

     During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") on Share-Based Payment. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement allows for three transition methods of implementation: the modified prospective application and two versions of the modified retrospective application. The modified prospective application requires entities to expense share-based payments for new awards and awards modified, repurchased, or cancelled after the required effective date. Additionally, it requires entities to record as an expense, the cost attributable to the unvested options outstanding as of the required effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement 123 was effective (fiscal years beginning after December 15, 1994) or (b) only to prior interim periods in the year of initial adoption if the required effective date of this statement does not coincide with the beginning of the entity's fiscal year.

     The Company believes that the approximate reduction to fully diluted earnings per share will be as follows: one cent per share in 2005 and less than one cent per share cumulatively for all years from 2006 through 2009 calculated by using the modified prospective transition method.

(r) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                           December 31,
                                                                     -------------------------------------------------------
                                                                              2004                           2003
                                                                     -------------------------     -------------------------
                                                                      Carrying         Fair          Carrying        Fair
                                                                       Amount         Value           Amount        Value
                                                                     ----------    -----------     -----------   -----------
     Commercial paper due within 180 days with an
         average yield of 2.50% and 1.23%, respectively.......        $   18.9      $    18.9       $    18.9     $    18.9
     Debentures maturing in 2007 at 7.0%......................           114.9          123.6           114.9         128.7
     Other miscellaneous debt.................................             9.0            9.0             3.7           3.7
                                                                     ----------    -----------     -----------   -----------
              Total Debt......................................        $  143.0      $   151.7       $   137.7     $   151.4
                                                                     ==========    ===========     ===========   ===========

     The Company has access to the commercial paper market for up to $150.0 of which $131.0 remains unused as of December 31, 2004. The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2004 are as follows:
2005:  $19.9;  2006:  $.4; 2007:  $120.6;  2008: $.3; 2009: $.3; 2010 and after:
$1.2. During 2004, 2003 and 2002, $8.7, $8.8 and $9.3, respectively, of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2004.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                                                              Convertible
                                                                                                             --------------
   Preferred Stock Series:                                                                                    Series G(1)
                                                                                                             --------------
   Annual cumulative dividend rate per share..............................................                    $        (1)
   Conversion ratio of preferred into common shares ......................................                       1 for .95
   Conversion right begins................................................................                         Anytime
   Redemption and liquidation value per share.............................................                             (1)
   Redemption beginning in year...........................................................                             (1)
   Total redemption value (millions)......................................................                             (1)
   Vote per share.........................................................................                             one
   Shares outstanding:
     December 31, 2003....................................................................                               0
     December 31, 2004....................................................................                               0
                                                                                                             ==============

---------------
(1)  The  Corporation  has  authorized  up  to  1,000,000  shares  of  Series  G
     Convertible Preferred Stock for issuance pursuant to the Corporation's Stock Option Plan. Series G had been issued under the designation "G-2". As of December 31, 2003, all Series "G-2" have been converted into shares of common stock. In 2001, the Corporation created a new designation, "G-3", from which no shares have been issued as of December 31, 2004. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series "G-2" and Series "G-3" are collectively referred to as Series "G". Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2004, the annual dividend rate for Series G-3 would have been 56 cents per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions- The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2004 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2005 without the prior approval of appropriate regulatory authorities is approximately $341.5.

(c) Stock Option Plan- The Corporation has stock option plans for certain eligible key employees. The plan in effect since 1992 was amended in 2002 for grants made in 2002 prior to the plan's expiration, and the granting of new options in May, 2002. A new plan was adopted and approved by the shareholders in May, 2002 to cover grants made in 2003 and thereafter. The combination of options awarded at the date of grant and previously issued options still outstanding at such date, may not exceed 6% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock at the date of grant, and the term of the options is generally ten years from such date. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively.

     In the event the closing market price of Old Republic's common stock reaches a pre-established value ("the vesting acceleration price"), options granted in 2001 and prior years may be exercised cumulatively to the extent of 10% of the number of shares covered by the grant for each year of employment by the optionee. For grants in 2002 and 2003, optionees become vested on an accelerated basis to the extent of the greater of 10% of the options granted times the number of years of employment, or the sum of the optionee's already vested grant plus 50% of the remaining unvested grant. There is no vesting acceleration for 2004 and subsequent years' grants.

     The option plans enable optionees to, alternatively, exercise their options into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

(d) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 2004. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In May 2003, the Company canceled 1,923,710 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

(e) Undistributed Earnings-At December 31, 2004, the equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its subsidiaries amounted to $2,789.0 and $171.2, respectively. Dividends declared during 2004, 2003 and 2002, to the Corporation by its subsidiaries amounted to $186.3, $174.6 and $139.1, respectively.

(f) Statutory Data-The policyholders' surplus and net income (loss), determined in accordance with statutory accounting practices, of the Corporation's insurance company subsidiaries was as follows at the dates and for the periods shown:

                                                     Policyholders' Surplus                      Net Income (Loss)
                                                   --------------------------        -----------------------------------------
                                                          December 31,                        Years Ended December 31,
                                                   --------------------------        -----------------------------------------
                                                      2004           2003               2004           2003           2002
                                                   -----------    -----------        -----------    -----------    -----------
   General Insurance Group.................         $ 1,688.7      $ 1,520.9          $   243.5      $   175.7      $   113.2
   Mortgage Guaranty Group.................             224.5          227.2              208.4          233.9          219.7
   Title Insurance Group...................             166.2          143.3               51.7           42.7           31.7
   Other (1)...............................              49.3           49.7               (2.9)          (2.8)            .9
   Combined (2)............................         $ 2,109.0      $ 1,921.4          $   500.7      $   449.5      $   365.5
                                                   ===========    ===========        ===========    ===========    ===========

  (1) Represents amounts for Old Republic's small life and health operation.
  (2) After elimination of intercompany investments.

Note 4-Commitments and Contingent Liabilities:
(a) Reinsurance and Retention Limits-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies they've underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, may cede all or a portion of their premiums and liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and risk-sharing arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, assured or producer might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in thousands): $1,000 for workers' compensation; $1,000 for commercial auto liability; $1,000 for general liability; $3,800 for executive protection (directors & officers and errors & omissions); $1,000 for aviation; and $500 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $21, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100,000 as to any one policy. The vast majority of title policies issued, however, carry exposures of $500 or less.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 that were previously assumed by unaffiliated reinsurers for up to $100.0. Effective January 1, 2003 reinsurance ceded limits were raised to the $100.0 level, and as of January 1, 2005, they have been further increased to $200.0. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe such as caused by an earthquake leading to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

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

     Reinsurance ceded by the Corporation's insurance subsidiaries in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed-upon levels. Quota share reinsurance is most often effected between the Company's insurance subsidiaries and industry-wide assigned risk plans or captive insurers owned by assureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed upon percentage of premiums written and is reimbursed for applicable underwriting expenses and claims costs.

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances that are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $45.6 as of December 31, 2004 and $27.3 as of December 31, 2003 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

     At December 31, 2004, the Company's ten largest reinsurers represented approximately 64% of reinsurance recoverable on paid and unpaid losses of which 31.5% of the total was due from American Re-Insurance Company. Of the balance due from these ten reinsurers, 74.8% was recoverable from A or better rated reinsurance companies, 20.3% from insurance assigned risk pools, and 4.9% from a captive reinsurance company.

     The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2004. For years 2002 to 2004, reinsurance transactions of the Title Insurance Group and small life and health insurance operation have not been material.

                                                                                         Years Ended December 31,
                                                                          ----------------------------------------------------
                                                                               2004                2003              2002
                                                                          --------------      --------------    --------------
   General Insurance Group
   Written premiums:        Direct.................................        $    2,228.1        $    1,936.4      $    1,649.9
                            Assumed ...............................                34.8                36.4              24.6
                            Ceded..................................        $      561.8        $      512.5      $      405.8
                                                                          ==============      ==============    ==============

   Earned premiums:         Direct.................................        $    2,140.9        $    1,837.6      $    1,550.9
                            Assumed ...............................                30.2                33.3              22.4
                            Ceded..................................        $      548.1        $      491.5      $      389.2
                                                                          ==============      ==============    ==============
   Claims ceded....................................................        $      395.7        $      348.2      $      332.0
                                                                          ==============      ==============    ==============

   Mortgage Guaranty Group
   Written premiums:        Direct.................................        $      479.4        $      473.2      $      436.3
                            Assumed................................                  .2                  .3               1.2
                            Ceded..................................        $       81.3        $       67.5      $       57.2
                                                                          ==============      ==============    ==============

   Earned premiums:         Direct.................................        $      483.6        $      467.3      $      432.4
                            Assumed................................                 1.0                 1.2               1.1
                            Ceded..................................        $       81.4        $       67.7      $       57.3
                                                                          ==============      ==============    ==============
   Claims ceded....................................................        $         .6        $         .3      $        1.1
                                                                          ==============      ==============    ==============

   Mortgage guaranty insurance in force as of
   December 31:             Direct.................................        $  104,351.1        $   99,566.2      $   97,786.3
                            Assumed................................             2,840.3             4,902.5          10,133.8
                            Ceded..................................        $    5,944.1        $    5,116.5      $    2,928.3
                                                                          ==============      ==============    ==============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $38.8, $36.2 and $32.3 in 2004, 2003 and 2002, respectively. These expenses relate primarily to building leases of the Company. A number of the Corporation's subsidiaries also lease other equipment for use in their businesses. At December 31, 2004, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2005: $35.0; 2006: $28.9; 2007: $23.9; 2008: $17.0; 2009:
$10.3; 2010 and after: $26.8.

(c) General-In the normal course of business, the Corporation and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claims occurrences not indemnified by reinsurers such as noted at 4(a) above, or failure to collect all amounts on its investments, or balances due from assureds and reinsurers. Other than the item discussed in the following paragraph, the Corporation does not have a basis for anticipating any significant losses or costs to result from any known or existing contingencies.

     In April, 2004 the Internal Revenue Service ("IRS") issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a review of the IRS calculations and has concluded its loss reserves were calculated consistently and provide a fair and reasonable estimate of its unpaid losses. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as temporary differences, and as such would likely have little effect on its GAAP financial statements. The matter has been assigned to an IRS appeals officer.

(d) Legal Proceedings- Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

     In 1998 the City and County of San Francisco and certain escrow customers of an underwritten title agency subsidiary headquartered in the State of California filed lawsuits alleging that the subsidiary had: 1) failed to escheat unclaimed escrow funds; 2) charged for services not necessarily provided; and 3) collected illegal interest payments or fees from banks on the basis of funds held for escrow customers. The subsidiary in turn conducted an internal review of its records and concluded that it had certain liabilities for part of the issues denoted at (1) and (2). The subsidiary defended against the alleged practice denoted at (3) on the grounds that such practices are common within the industry, are not in conflict with any laws or regulations, and other meritorious defenses. The consolidated lawsuits were tried and a judgment rendered, affirming in part and denying in part the subsidiary's defenses. In the aggregate, the judgment, excluding post-judgment interest, amounted to approximately $33.0, of which about $6.5 was paid in partial settlements. The subsidiary appealed the most significant portions of the judgment. On January 20, 2005 the Court of Appeals affirmed the judgment against the subsidiary. The subsidiary has elected not to pursue a further appeal and instead paid the balance of the judgment on February 28, 2005.

     Purported class actions have been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. Both actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions. The Ohio case has been stayed, pending an appeal in a similar action against another title insurer, and ORNTIC has filed a motion to stay one of the two Florida cases.

     An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC filed a motion to compel arbitration of the dispute with the named plaintiff. The motion was denied and RMIC has filed an appeal.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2004 is presented below.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the "Management Analysis of Financial Position and Results of Operations":

                                                                    1st             2nd              3rd             4th
                                                                  Quarter         Quarter          Quarter         Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2004:
   Operating Summary:
   Net premiums, fees, and other income................         $     736.2     $     790.8      $     805.2      $    820.3
   Net investment income and realized gains (losses)...                86.1            76.1             75.0           101.4
   Total revenues......................................               822.4           867.1            880.3           921.8
   Benefits, claims, and expenses......................               664.2           689.8            717.8           768.6
   Net income .........................................         $     106.4     $     119.0      $     109.1      $    100.4
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................         $       .58     $       .65      $       .60      $      .55
                         Diluted.......................         $       .57     $       .65      $       .59      $      .54
                                                               =============   =============    =============    ============

   Average shares outstanding:
      Basic............................................         181,962,757     182,123,337      182,327,380     182,556,498
                                                               =============   =============    =============    ============
      Diluted..........................................         184,504,465     184,218,883      184,417,471     184,754,452
                                                               =============   =============    =============    ============


                                                                    1st             2nd              3rd             4th
                                                                  Quarter         Quarter          Quarter         Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2003:
   Operating Summary:
   Net premiums, fees, and other income................         $     676.3     $     731.8      $     792.6      $    786.2
   Net investment income and realized gains (losses)...                62.7            82.7             73.6            79.3
   Total revenues......................................               739.0           814.6            866.4           865.6
   Benefits, claims, and expenses......................               585.2           635.0            688.5           696.9
   Net income .........................................         $     104.3     $     121.5      $     119.9      $    113.9
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................         $       .57     $       .67      $       .66      $      .63
                         Diluted.......................         $       .57     $       .66      $       .65      $      .62
                                                               =============   =============    =============    ============

   Average shares outstanding:
      Basic............................................         180,932,204     181,209,284      181,287,134     181,568,086
                                                               =============   =============    =============    ============
      Diluted..........................................         181,985,790     182,926,973      183,452,643     184,065,607
                                                               =============   =============    =============    ============

Note 6-Information About Segments of Business - The Corporation's major business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. Effective with the second quarter of 2004 the Company has included the results of its small life & health insurance business with those of its corporate and minor service operations; prior period data has been reclassified accordingly. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments, and these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

     The Corporation does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

     The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for approximately 33.0% of the Group's direct premiums written in 2004. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

     Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment's ten largest customers were responsible for approximately 41.8%, 37.3% and 38.3% of traditional primary new insurance written in 2004, 2003 and 2002, respectively. The largest single customer accounted for 11.7% of traditional primary new insurance written in 2004 compared to 7.2% and 10.6% in 2003 and 2002, respectively.

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

                                Segment Reporting
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                  2004               2003              2002
                                                                             --------------     --------------    ---------------
General Insurance:
   Net premiums earned..................................................      $    1,623.0       $    1,379.5      $     1,184.1
   Net investment income and other income ..............................             199.5              193.2              192.5
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................      $    1,822.5       $    1,572.7      $     1,376.7
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)...........      $      333.0       $      258.9      $       182.1
                                                                             ==============     ==============    ===============
   Income tax expense (1)...............................................      $      104.3       $       75.1      $        38.0
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................      $    7,222.8       $    6,603.5      $     5,876.5
                                                                             ==============     ==============    ===============

Mortgage Guaranty:
   Net premiums earned..................................................      $      403.2       $      400.9      $       376.2
   Net investment income and other income ..............................              86.6               97.7               90.8
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................      $      489.9       $      498.6      $       467.1
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)...........      $      224.5       $      276.4      $       267.7
                                                                             ==============     ==============    ===============
   Income tax expense ..................................................      $       75.2       $       94.1      $        90.6
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................      $    2,205.9       $    2,080.1      $     1,921.2
                                                                             ==============     ==============    ===============

Title Insurance:
   Net premiums earned..................................................      $      714.0       $      749.9      $       524.8
   Title, escrow and other fees.........................................             311.2              353.9              288.5
                                                                             --------------     --------------    ---------------
      Sub-total.........................................................           1,025.2            1,103.8              813.4
   Net investment income and other income ..............................              26.5               24.1               23.1
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................      $    1,051.8       $    1,128.0      $       836.5
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)(2)........      $       62.5       $      129.6      $        97.6
                                                                             ==============     ==============    ===============
   Income tax expense ..................................................      $       25.9       $       43.1      $        32.9
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................      $      753.0       $      720.5      $       619.9
                                                                             ==============     ==============    ===============

                   Reconciliations of Segments to Consolidated
--------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                             ---------------------------------------------------
                                                                                  2004               2003              2002
                                                                             ---------------    --------------    --------------
Consolidated Revenues:
     Total revenues of above Company segments........................         $     3,364.3      $    3,199.5      $    2,680.3
     Other sources (3)...............................................                  83.5              72.2              66.0
     Consolidated net realized investment gains......................                  47.9              19.3              13.9
     Elimination of intersegment revenues (4)........................                  (4.1)             (5.2)             (3.9)
                                                                             ---------------    --------------    --------------
        Consolidated revenues........................................         $     3,491.6      $    3,285.8      $    2,756.4
                                                                             ===============    ==============    ==============

Consolidated Income before taxes:
     Total income before taxes and realized investment
        gains (losses) of above Company segments.....................         $       620.1      $      665.0      $      547.4
     Other sources - net (3)(5) .....................................                 (17.2)             (4.5)              (.7)
     Consolidated net realized investment gains......................                  47.9              19.3              13.9
                                                                             ---------------    --------------    --------------
        Consolidated income before income taxes......................         $       650.9      $      679.7      $      560.7
                                                                             ===============    ==============    ==============

Consolidated Income Tax Expense:
     Total income tax expense of above Company segments..............         $       205.4      $      212.4      $      161.6
     Other sources - net (3) ........................................                  (6.5)               .7               1.1
     Income tax expense on consolidated net realized
        investment gains.............................................                  17.0               6.7               4.8
                                                                             ---------------    --------------    --------------
        Consolidated income tax expense..............................         $       215.9      $      219.9      $      167.7
                                                                             ===============    ==============    ==============

Assets:
     Total assets for above Company segments.........................         $    10,181.8      $    9,404.2      $    8,417.7
     Other assets (3)................................................                 495.3             378.7             398.1
     Elimination of intersegment investments (4).....................                (106.4)            (70.6)           (100.4)
                                                                             ---------------    --------------    --------------
        Consolidated assets..........................................         $    10,570.8      $    9,712.3      $    8,715.4
                                                                             ===============    ==============    ==============

----------------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(1) General Insurance tax expense was reduced by $10.9 in 2002 due to the final resolution of tax issues dating back to the Corporation's 1987 tax return.
(2) Title Insurance income before taxes and realized investment gains (losses) was reduced by $22.9 in 2004 due to an increase in previously posted litigation reserves necessitated by a ruling on January 20, 2005 by the California Court of Appeals affirming a prior trial court verdict against Old Republic Title Company.
(3) Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.
(4) Represents consolidation elimination adjustments.
(5) Includes a $10.5 special charge in 2004 resulting from a write down of previously deferred acquisition costs applicable to a life insurance product discontinued during the fourth quarter of 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------












To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois

Management's Responsibility for Financial Statements

     Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statement amounts that are based on
estimates   and   judgments   which  it  believes  are   reasonable   under  the
circumstances.

     The independent registered public accounting firm audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

     The Board of Directors of the Company has an Audit Committee composed of eight non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A-Controls and Procedures

     See Form 12b-25 filed March 15, 2005
         Part III Narrative

     The registrant has been unable to complete its Form 10-K annual report for the year ended December 31, 2004 by the prescribed filing deadline without unreasonable effort and expense because of limited internal resources and the limited amount of time that the registrant and its independent registered public accounting firm have had to complete their review and assessment of the registrant's internal control over financial reporting.

Item 9B-Other Information

Reports on Form 8-K:

     1. On January 24, 2005, the Company furnished a Current Report on Form 8-K to incorporate its press release dated January 24, 2005, announcing that it would record special post-tax charges of approximately $25.5 million, or 14 cents per share in its fourth quarter and year-end 2004 results stemming from a California Court of Appeals ruling affirming a prior trial court verdict against Old Republic Title Company and a write down of previously deferred acquisition costs associated with a life insurance product discontinued during the fourth quarter of 2004.

     2. On January 27, 2005, the Company furnished a Current Report on Form 8-K to incorporate its earnings release dated January 27, 2005 announcing the results of its operations and its financial condition for the year ended December 31, 2004.

     3. On March 9, 2005, the Company furnished a Current Report on Form 8-K to incorporate its press release dated March 8, 2005 announcing an increase in its regular quarterly cash dividend on its common stock from 13 cents to 17 cents per share beginning with the second quarter 2005 dividend.


                                    PART III


Item 10-Directors and Executive Officers of the Registrant

     Omitted pursuant to General Instruction G(3). The Company will file with the Commission prior to April 1, 2005 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 27, 2005. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2005 Annual Meeting of shareholders, which is incorporated by reference herein.

Item 11-Executive Compensation

     Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, which will be on file with the Commission by April 1, 2005.

Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, which will be on file with the Commission by April 1, 2005.

Item 13-Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated herein by reference to the section entitled "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, which will be on file with the Commission by April 1, 2005.

Item 14-Principal Accounting Fees and Services

     Information with respect to this Item is incorporated herein by reference to the section entitled "Board Committees" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, which will be on file with the Commission by April 1, 2005.


                                     PART IV

Item 15-Exhibits, Financial Statement Schedule

Documents filed as a part of this report:
     1. Financial statements: See Item 8, Index to Financial Statements.
     2. Financial statement schedules will be filed on or before April 15, 2005 under cover of Form 10-K/A.
     3. See exhibit index on page 65 of this report.

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



By          :
                  --------------------------------------------------------------
                  Karl W. Mueller, Senior Vice President              Date
                  and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).



----------------------------------      -----------------------------------
Harrington Bischof, Director*           William A. Simpson, Director*
                                        President of Republic Mortgage
                                        Insurance Company



----------------------------------      -----------------------------------
Jimmy A. Dew, Director*                 Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company



----------------------------------      -----------------------------------
John M. Dixon, Director*                Fredricka Taubitz, Director*




----------------------------------      -----------------------------------
Peter Lardner, Director*                Charles F. Titterton, Director*



----------------------------------      -----------------------------------
Wilbur S. Legg, Director*               Dennis P. Van Mieghem, Director*



----------------------------------      -----------------------------------
John W. Popp, Director*                 William G. White, Jr., Director*















*  By/s/
   Attorney-in-fact
   Date: March 8, 2005

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

     (A) * Amended and Restated Rights Agreement dated as of May 15, 1997 between Old Republic International Corporation and First Chicago Trust Company of New York. (Exhibit 4.1 to Registrant's Form 8-K filed May 30, 1997).

     (B) * Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) on Form 8 dated August 28, 1987).

     (C) * Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1993).

     (D) * Supplemental Indenture No. 1 dated as of June 16, 1997 supplementing the Indenture. (Exhibit 4.3 to Registrant's Form 8-A filed June 16,
            1997).

     (E)  * Supplemental   Indenture   No.  2  dated   as  of  December 31, 1997
            supplementing the Indenture. (Exhibit 4(G) to Registrant's Annual Report on Form 10-K for 1997).


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

**   (G)  * Bitco Key Employees Performance Recognition Plan. (Exhibit 10(H)  to
            Registrant's Annual Report on Form 10-K for 1997).

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

**   (K)  * Old  Republic  National  Title  Group  Incentive  Compensation Plan.
            (Exhibit 10(K) to Registrant's Annual Report on Form 10-K for 2003).

(14)      * Code  of  Ethics  for  the  Principal  Executive  Officer and Senior
            Financial Officer. (Exhibit 14 to Registrant's Annual Report on Form 10-K for 2003).

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

(31.2) Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)      Certification by A.C. Zucaro, Chief Executive  Officer,  pursuant to
            Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2) Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)    * Old  Republic International  Corporation  Audit  Committee  Charter.
            (Exhibit 99.1 to Registrant's Annual Report on Form 10-K for 2003).

(99.2)    * Old Republic International Corporation Nominating Committee Charter.
            (Exhibit 99.2 to Registrant's Annual Report on Form 10-K for 2003).

(99.3)    * Old  Republic  International   Corporation  Compensation   Committee
            Charter. (Exhibit 99.3 to Registrant's Annual Report on Form 10-K for 2003).

(99.4)    * Code  of  Business Conduct and Ethics. (Exhibit 99.4 to Registrant's
            Annual Report on Form 10-K for 2003).

(99.5)    * Corporate  Governance  Guidelines.  (Exhibit  99.5  to  Registrant's
            Annual Report on Form 10-K for 2003).

------------------------------------------
*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.