Form 10-K/A
period 2004-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-03-31
CIK 74260

The following items were the subject of
                                      a Form 12b-25 and are included herein:
                                      ------------------------------------------
                                      Item 8,  Report of Independent Registered
                                               Public Accounting Firm
                                      Item 9A, Controls and Procedures
                                      Exhibits 23, 31.1, 31.2, 32.1, 32.2,
                                               Consent of Independent Registered
                                               Public Accounting Firm and
                                               Certifications


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

     The following table shows certain information relating to the Company's contractual obligations as of December 31, 2004:

                                                                           Payments Due by Period
                                             ----------------------------------------------------------------------------------
                                                                Less than          1 - 3            3 - 5          More than 5
                                                 Total            1 Year           Years            Years             Years
                                             ------------     -------------    -------------     ------------     -------------
  Contractual Obligations:
  -----------------------
  Debt..................................      $    143.0       $      19.9      $     121.1       $       .7       $       1.2
  Interest on Debt......................            27.3               9.1             13.6              1.4               3.1
  Operating Leases......................           142.2              35.0             52.9             27.3              26.8
  Pension Benefits Contributions (1)....            31.6               -               11.0              8.5              12.1
  Claim & Claim Expense
     Reserves (2).......................         2,763.8             661.9            616.1            276.6           1,209.0
                                             ------------     -------------    -------------     ------------     -------------
      Total.............................      $  3,108.0       $     726.0      $     814.7       $    314.7       $   1,252.3
                                             ============     =============    =============     ============     =============

(1) Represents estimated funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic
     Plan),  Bituminous Casualty  Corporation  Retirement Income Plan (the Bitco
     Plan),  and the Old Republic  National  Title Group Pension Plan (the Title
     Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.
(2) As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.




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
Consolidated Statements of Comprehensive Income
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
and Common Shareholders' Equity
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
Consolidated Statements of Cash Flows
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
                                                                             ==============     ==============    ===============

           Reconciliations of Segmented Amounts to Consolidated Totals
--------------------------------------------------------------------------------------------------------------------------------

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Old Republic International Corporation:


We have completed an integrated audit of Old Republic International Corporation and its subsidiaries' 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------
Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


                                            /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 30, 2005

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

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and its principal financial officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the above referenced evaluation period.

Changes in Internal Control

     During the three month period ended December 31, 2004, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based  on  our  evaluation  under  the  framework  in  Internal  Control  -
Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Their report is shown on page 60 in this Annual Report.

Item 9B-Other Information

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


(Registrant):     Old Republic International Corporation


By          :     /s/ A.C. Zucaro                                    3/31/05
                  --------------------------------------------------------------
                  A. C. Zucaro, Chairman of the Board,                Date
                  Chief Executive Officer, President and Director



By          :     /s/ Karl W. Mueller                                3/31/05
                  --------------------------------------------------------------
                  Karl W. Mueller, Senior Vice President              Date
                  and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).


/s/ Harrington Bischof                  /s/ William A. Simpson
----------------------------------      -----------------------------------
Harrington Bischof, Director*           William A. Simpson, Director*
                                        President of Republic Mortgage
                                        Insurance Company


/s/ Jimmy A, Dew                        /s/ Arnold L. Steiner
----------------------------------      -----------------------------------
Jimmy A. Dew, Director*                 Arnold L. Steiner, Director*
Sales Group Manager of Republic
Mortgage Insurance Company


/s/ John M. Dixon                       /s/ Fredricka Taubitz
----------------------------------      -----------------------------------
John M. Dixon, Director*                Fredricka Taubitz, Director*



/s/ Peter Lardner                       /s/ Charles F. Titterton
----------------------------------      -----------------------------------
Peter Lardner, Director*                Charles F. Titterton, Director*


/s/ Wilbur S. Legg                      /s/ Dennis P. Van Mieghem
----------------------------------      -----------------------------------
Wilbur S. Legg, Director*               Dennis P. Van Mieghem, Director*


/s/ John W. Popp                        /s/ William G. White, Jr.
----------------------------------      -----------------------------------
John W. Popp, Director*                 William G. White, Jr., Director*















*  By/s/A.C. Zucaro
   Attorney-in-fact
   Date: March 8, 2005

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