Form 10-K/A
period 2004-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-04-15
CIK 74260

As in effect
3/1/61

                                  FORM 10-K/A2

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


                                 AMENDMENT NO. 2
                                              ---

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2004
                                                   -------------------------
     on Form 10-K as set forth in the pages attached hereto:  (List all such
        ---------
     items, financial statements, exhibits or other portions amended)


                                    SEE INDEX


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OLD REPUBLIC INTERNATIONAL CORPORATION
                                          --------------------------------------
                                                       (Registrant)


Date: April 14, 2005                      By: /s/ Karl W. Mueller
      --------------                         -----------------------------------
                                                        (Signature)
                                                      Karl W. Mueller
                                                 Senior Vice President and
                                                  Chief Financial Officer





                                 Total Pages: 13
                                             ----

                                      INDEX



FINANCIAL STATEMENT SCHEDULES
-----------------------------

 Report of Independent Registered Public Accounting Firm

 OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

 Schedule   I - Summary of Investments - Other than Investments in Related
                Parties as of December 31, 2004

 Schedule  II - Condensed Financial Information of Registrant as of December 31,
                2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002

 Schedule III - Supplementary Insurance Information for the years ended
                December 31, 2004, 2003 and 2002

 Schedule  IV - Reinsurance for the years ended December 31, 2004, 2003 and 2002

 Schedule   V - Valuation and Qualifying Accounts for the years ended
                December 31, 2004, 2003 and 2002

 Schedule  VI - Supplemental Information Concerning Property - Casualty
                Insurance Operations for the years ended December 31, 2004, 2003 and 2002


Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, notes thereto, or elsewhere herein.



EXHIBITS
--------

 (23) Consent of Independent Registered Public Accounting Firm
 (28) Consolidated Schedule P. (*)




















* Not covered by the Report of Independent Registered Public Accounting Firm.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
           ----------------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation
Chicago, Illinois


Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005 appearing in the 2004 Annual Report to Shareholders of Old Republic International Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedules listed in the accompanying index of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                          /s/ PricewaterhouseCoopers



Chicago, Illinois
March 30, 2005


                               OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                               As of December 31, 2004
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------


              Column A                                                Column B             Column C            Column D
         --------------------                                    ------------------   ------------------  ------------------
                                                                                                               Amount at
                                                                                             Fair             which shown
Type of investment                                                    Cost (1)               Value         in balance sheet
------------------                                               ------------------   ------------------  ------------------
Available for sale:
  Fixed maturity securities:
    United States Government and government
       agencies and authorities                                  $         998,811    $       1,022,892   $       1,022,892
    States, municipalities and political subdivisions                    1,538,615            1,574,084           1,574,084
    Foreign government                                                     108,979              112,413             112,413
    Public utilities                                                       850,221              876,485             876,485
    Corporate, industrial and all other                                  2,776,631            2,870,097           2,870,097
                                                                 ------------------   ------------------  ------------------
                                                                         6,273,257    $       6,455,973           6,455,973
                                                                 ------------------   ==================  ------------------
  Equity securities:
    Non-redeemable preferred stocks                                          1,301    $           1,302               1,302
    Common stocks:
      Public utilities                                                      19,249               20,302              20,302
      Banks, trusts and insurance companies                                 28,948               31,506              31,506
      Industrial, miscellaneous and all other                              347,342              405,946             405,946
                                                                 ------------------   ------------------  ------------------
                                                                           396,840    $         459,056             459,056
                                                                 ------------------   ==================  ------------------
  Short-term investments                                                   388,698                                  388,698
  Miscellaneous investments                                                 54,440                                   54,440
                                                                 ------------------                       ------------------
         Total                                                           7,113,235                                7,358,169
                                                                 ------------------                       ------------------

Held to maturity:
  Other investments                                                         13,453                                   13,453
                                                                 ------------------                       ------------------
         Total                                                              13,453                                   13,453
                                                                 ------------------                       ------------------
           Total Investments                                     $       7,126,688                        $       7,371,623
                                                                 ==================                       ==================



Note: (1) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.


                                   OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                       BALANCE SHEETS
                                   OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                      ----------------------------------------
                                                                                            2004                   2003
                                                                                      -----------------      -----------------
Assets:

Bonds and notes                                                                       $         11,633       $         11,668
Cash                                                                                             2,356                  1,126
Short-term investments                                                                           7,202                 12,847
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                  3,759,060              3,551,300
     Indebtedness of affiliates                                                                227,470                109,485
Other assets                                                                                    30,330                 25,591
                                                                                      -----------------      -----------------
     Total Assets                                                                     $      4,038,054       $      3,712,019
                                                                                      =================      =================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                 $         38,248       $         24,175
Debt and debt equivalents                                                                      114,984                114,978
Indebtedness to affiliates and subsidiaries                                                     19,147                 19,194
Commitments and contingent liabilities                                                             ---                    ---
                                                                                      -----------------      -----------------
     Total Liabilities                                                                         172,381                158,348
                                                                                      -----------------      -----------------

Convertible preferred stock                                                                        ---                    ---
                                                                                      -----------------      -----------------

Common Shareholders' Equity:
Common stock                                                                                   185,429                184,471
Additional paid-in capital                                                                     270,484                245,500
Retained earnings                                                                            3,240,182              2,896,863
Accumulated other comprehensive income                                                         179,577                236,835
Treasury stock (at cost)                                                                       (10,000)               (10,000)
                                                                                      -----------------      -----------------
     Total Common Shareholders' Equity                                                       3,865,673              3,553,671
                                                                                      -----------------      -----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                $      4,038,054       $      3,712,019
                                                                                      =================      =================


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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                  -----------------------------------------------------------
                                                                        2004                  2003                  2002
                                                                  ----------------      ---------------       ---------------
Revenues:
Investment income from subsidiaries                               $         5,833       $        6,336        $        4,595
Real estate and other income                                                4,000                3,561                 3,673
Realized investment gains (losses)                                            ---                1,378                (1,289)
Other investment income                                                       582                  576                 1,237
                                                                  ----------------      ---------------       ---------------
       Total Revenues                                                      10,416               11,852                 8,217
                                                                  ----------------      ---------------       ---------------

Expenses:
Interest -- subsidiaries                                                      352                  318                   527
Interest -- other                                                           8,155                8,155                 8,155
Real estate and other expenses                                              2,872                2,360                 2,936
General expenses, taxes and fees                                           11,622                9,045                 5,339
                                                                  ----------------      ---------------       ---------------
       Total Expenses                                                      23,002               19,881                16,959
                                                                  ----------------      ---------------       ---------------
Revenues, net of expenses                                                 (12,586)              (8,028)               (8,742)

Federal income tax credits                                                 (4,473)                (171)               (1,798)
                                                                  ----------------      ---------------       ---------------
Loss before equity in earnings of subsidiaries                             (8,113)              (7,856)               (6,944)

Equity in Earnings of Subsidiaries:
     Dividends received                                                   186,380              174,615               139,170
     Earnings in excess of dividends                                      256,743              293,043               260,753
                                                                  ----------------      ---------------       ---------------

Net Income                                                        $       435,010       $      459,801        $      392,979
                                                                  ================      ===============       ===============


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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                  -----------------------------------------------------------
                                                                       2004                  2003                  2002
                                                                  ---------------       ---------------      ----------------
Cash flows from operating activities:
  Net income                                                      $      435,010        $      459,801       $       392,979
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Accounts receivable                                                 (1,350)                  136                  (293)
      Income taxes - net                                                   9,992                (1,912)              (10,461)
      Excess of equity in net income of subsidiaries
         over dividends received                                        (256,743)             (293,043)             (260,753)
      Realized investment (gains) losses                                     ---                (1,378)                1,289
      Accounts payable, accrued expenses and other                         1,443                 1,990                 5,267
                                                                  ---------------       ---------------      ----------------
  Total                                                                  188,352               165,594               128,027
                                                                  ---------------       ---------------      ----------------

Cash flows from investing activities:
  Sales of equity securities                                                 ---                   ---                 3,092
  Sales of other investments                                                  10                    10                     9
  Sales of fixed assets for company use                                      ---                   ---                   ---
  Purchases of fixed maturity securities                                     ---                   ---               (33,316)
  Purchases of equity securities                                             ---                   ---               (39,035)
  Purchases of fixed assets for company use                                 (503)                 (889)                 (832)
  Investments in, and indebtedness of related parties - net                  ---                   ---                (5,275)
                                                                  ---------------       ---------------      ----------------
  Total                                                                     (492)                 (879)              (75,357)
                                                                  ---------------       ---------------      ----------------

Cash flows from financing activities:
  Repayment of notes receivable from related parties                         ---                28,599                17,400
  Repayment of notes and loans to related parties                            (67)               (1,019)              (14,735)
  Issuance of notes receivable to related parties                       (115,116)                  ---                   ---
  Issuance of preferred and common stock                                  14,600                 9,741                22,005
  Dividends on common shares                                             (91,690)             (201,973)              (75,759)
  Dividends on preferred shares                                              ---                    (1)                   (2)
  Purchase of treasury stock                                                 ---                   ---                    (6)
                                                                  ---------------       ----------------     ----------------
  Total                                                                 (192,275)             (164,654)              (51,096)
                                                                  ---------------       ---------------      ----------------

Increase (decrease) in cash and short-term investments                    (4,415)                   59                 1,573
Cash and short-term investments, beginning of year                        13,973                13,913                12,340
                                                                  ---------------       ---------------      ----------------
Cash and short-term investments, end of year                      $        9,558        $       13,973       $        13,913
                                                                  ===============       ===============      ================

                                                            OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                              For the years ended December 31, 2004, 2003 and 2002
                                                                                ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------

             Column A                     Column B      Column C     Column D      Column E      Column F      Column G
----------------------------------      ------------  ------------ ------------  ------------  ------------  ------------

                                          Deferred       Losses,                     Other
                                           Policy      Claims and               Policyholders'                   Net
                                         Acquisition   Settlement    Unearned    Benefits and    Premium      Investment
             Segment                        Costs       Expenses     Premiums        Funds       Revenue        Income
----------------------------------      ------------  ------------ ------------  ------------  ------------  ------------
Year Ended December 31, 2004:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                $129,368    $2,269,763     $743,343       $75,076    $1,623,030      $183,495
    Mortgage Insurance Group                 55,130       200,070       42,517           ---       403,207        67,764
    Title Insurance Group                       ---       277,086          ---         1,903       714,016        25,578
    Corporate & Other (1)                    47,846        16,979          ---        62,656        64,612        14,036
    Reinsurance Recoverable (2)                 ---     1,639,627      117,278        36,349           ---           ---
                                        ------------  ------------ ------------  ------------  ------------  ------------
      Consolidated                         $232,345    $4,403,527     $903,140      $175,985    $2,804,866      $290,875
                                        ============  ============ ============  ============  ============  ============


Year Ended December 31, 2003:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                $107,998    $2,047,828     $663,779       $68,723    $1,379,565      $175,008
    Mortgage Insurance Group                 63,710       180,610       47,482           ---       400,927        65,703
    Title Insurance Group                       ---       259,092          ---         2,389       749,987        23,599
    Corporate & Other (1)                    50,211        12,611          ---        59,486        51,623        14,923
    Reinsurance Recoverable (2)                 ---     1,522,568      103,559        41,707           ---           ---
                                        ------------  ------------ ------------  ------------  ------------  ------------
      Consolidated                         $221,920    $4,022,712     $814,822      $172,306    $2,582,103      $279,234
                                        ============  ============ ============  ============  ============  ============


Year Ended December 31, 2002:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                 $90,092    $1,881,111     $580,571       $59,697    $1,184,132      $172,577
    Mortgage Insurance Group                 63,440       185,410       42,373           ---       376,281        65,866
    Title Insurance Group                       ---       225,659          ---         1,272       524,875        22,535
    Corporate & Other (1)                    44,294        13,915          ---        61,708        50,133        11,717
    Reinsurance Recoverable (2)                 ---     1,370,766       86,442        43,118           ---           ---
                                        ------------  ------------ ------------  ------------  ------------  ------------
      Consolidated                         $197,827    $3,676,863     $709,387      $165,797    $2,135,423      $272,697
                                        ============  ============ ============  ============  ============  ============

Note:(1) Represents  amounts for Old Republic's  holding company  parent,  minor
     internal  service   subisidiares  and  a  small  life  &  health  insurance
     operation.
     (2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.7 billion at December 31, 2004, $1.6 billion at December 31, 2003 and $1.5 billion at December 31, 2002. FAS No. 113 does not have any effect on the Company's results of operations.

             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              For the years ended December 31, 2004, 2003 and 2002
                                ($ in Thousands)
-----------------------------------------------------------------------------------------------

             Column A                     Column H      Column I      Column J      Column K
----------------------------------      ------------  ------------  ------------  ------------
                                          Benefits,   Amortization
                                           Claims,     of Deferred
                                         Losses and      Policy        Other
                                         Settlement    Acquisition   Operating     Premiums
             Segment                      Expenses       Costs        Expenses      Written
----------------------------------      ------------  ------------  ------------  ------------
Year Ended December 31, 2004:
----------------------------------
  Insurance Underwriting:
    General Insurance Group              $1,069,599      $290,888      $129,047    $1,701,149
    Mortgage Insurance Group                143,187        47,883        74,253       398,242
    Title Insurance Group                    59,752           ---       929,514       714,016
    Corporate & Other (1)                    35,431        21,747        39,423        66,961
    Reinsurance Recoverable (2)                 ---           ---           ---           ---
                                        ------------  ------------  ------------  ------------
      Consolidated                       $1,307,969      $360,519    $1,172,239    $2,880,370
                                        ============  ============  ============  ============


Year Ended December 31, 2003:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                $932,945      $251,874      $129,026    $1,460,323
    Mortgage Insurance Group                 90,902        51,042        80,303       406,037
    Title Insurance Group                    63,801           ---       934,579       749,987
    Corporate & Other (1)                    25,178        12,360        34,014        49,275
    Reinsurance Recoverable (2)                 ---           ---           ---           ---
                                        ------------  ------------  ------------  ------------
      Consolidated                       $1,112,828      $315,277    $1,177,923    $2,665,623
                                        ============  ============  ============  ============


Year Ended December 31, 2002:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                $852,106      $219,957      $122,538    $1,268,748
    Mortgage Insurance Group                 52,934        49,126        97,309       380,430
    Title Insurance Group                    40,765           ---       698,190       524,875
    Corporate & Other (1)                    29,089        10,025        23,727        48,303
    Reinsurance Recoverable (2)                 ---           ---           ---           ---
                                        ------------  ------------  ------------  ------------
      Consolidated                         $974,895      $279,108      $941,765    $2,222,359
                                        ============  ============  ============  ============

Note:(1) Represents  amounts for Old Republic's  holding company  parent,  minor
     internal  service   subisidiares  and  a  small  life  &  health  insurance
     operation.
     (2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $1.7 billion at December 31, 2004, $1.6 billion at December 31, 2003 and $1.5 billion at December 31, 2002. FAS No. 113 does not have any effect on the Company's results of operations.

                                  OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                 SCHEDULE IV - REINSURANCE
                                    For the years ended December 31, 2004, 2003 and 2002
                                                      ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

             Column A                       Column B           Column C            Column D           Column E          Column F
------------------------------------    ----------------   ----------------   -----------------  -----------------  ----------------
                                                                                                                       Percentage
                                                                Ceded              Assumed                              of amount
                                             Gross             to other          from other             Net             assumed
                                             amount           companies           companies           amount             to net
                                        ----------------   ----------------   -----------------  -----------------  ----------------
Year Ended December 31, 2004:
------------------------------------
  Life insurance in force               $    15,624,497    $     8,189,223    $            ---   $      7,435,274            --- %
                                        ================   ================   =================  =================  ================

  Premium Revenues:
    General Insurance                   $     2,140,930    $       548,128    $         30,227   $      1,623,030            1.9 %
    Mortgage Insurance                          483,619             81,456               1,044            403,207            0.3
    Title Insurance                             711,735                (64)              2,216            714,016            0.3
    Life and Health Insurance:
      Life insurance                             39,286             19,453                 ---             19,833            ---
      Accident and health insurance              57,929             13,223                  74             44,779            0.2
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                97,215             32,677                  74             64,612            0.1
                                        ----------------   ----------------   -----------------  ----------------   ----------------
    Consolidating adjustments                       ---                (74)                (74)               ---            ---
                                        ----------------   ----------------   -----------------  ----------------   ----------------
  Consolidated                          $     3,433,501    $       662,123    $         33,488   $      2,804,866            1.2 %
                                        ================   ================   =================  =================  ================


Year Ended December 31, 2003:
------------------------------------
  Life insurance in force               $    14,502,127    $     7,070,922    $            ---   $      7,431,205            --- %
                                        ================   ================   =================  =================  ================
  Premium Revenues:
    General Insurance                   $     1,837,689    $       491,522    $         33,397   $      1,379,565            2.4 %
    Mortgage Insurance                          467,349             67,705               1,283            400,927            0.3
    Title Insurance                             748,287                 96               1,796            749,987            0.2
    Life and Health Insurance:
      Life insurance                             34,265             12,833                 ---             21,431            ---
      Accident and health insurance              55,199             25,081                  73             30,191            0.2
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                89,464             37,914                  73             51,623            0.1
                                        ----------------   ---------------    -----------------  ----------------   ----------------
    Consolidating adjustments                       ---                (73)                (73)               ---            ---
                                        ----------------   ---------------    ----------------   ----------------   ----------------
  Consolidated                          $     3,142,790    $       597,164    $         36,476   $      2,582,103            1.4 %
                                        ================   ================   =================  =================  ================


Year Ended December 31, 2002:
------------------------------------
  Life insurance in force               $    11,437,301    $     4,053,693    $            ---   $      7,383,608            --- %
                                        ================   ================   =================  =================  ================

  Premium Revenues:
    General Insurance                   $     1,550,929    $       389,238    $         22,440   $      1,184,132            1.9 %
    Mortgage Insurance                          432,483             57,333               1,131            376,281            0.3
    Title Insurance                             523,353                (50)              1,471            524,875            0.3
    Life and Health Insurance:
      Life insurance                             32,540              8,227                 ---             24,312            ---
      Accident and health insurance              47,334             22,061                 548             25,821            2.1
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                79,875             30,289                 548             50,133            1.1
                                        ----------------   ----------------   -----------------  ----------------   ----------------
    Consolidating adjustments                       ---               (548)               (548)               ---            ---
                                        ----------------   ----------------   -----------------  ----------------   ----------------
  Consolidated                          $     2,586,642    $       476,262    $         25,044   $      2,135,423            1.2 %
                                        ================   ================   =================  =================  ================


             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2004, 2003 and 2002
                                ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                   Column A                      Column B                   Column C                  Column D          Column E
--------------------------------------------  ----------------  ---------------------------------  ----------------  ---------------

                                                                                      Charged
                                                   Balance         Charged to         to Other                           Balance
                                                Beginning of          Costs          Accounts -      Deductions -       at End of
                   Description                     Period           Expenses          Describe         Describe          Period
-------------------------------------------   ----------------  ----------------  ---------------  ----------------  ---------------
Year Ended December 31, 2004:
  Deducted from Asset Accounts:
    Reserve for unrecoverable reinsurance     $       27,300    $        18,352   $          ---   $           ---   $       45,652
                                              ===============   ================  ===============  ================  ===============


Year Ended December 31, 2003:
  Included in Claim Liability Accounts:
    Reserve for unrecoverable reinsurance     $       10,550    $        16,750   $          ---   $           ---   $       27,300
                                              ===============   ================  ===============  ================  ===============


Year Ended December 31, 2002:
  Included in Claim Liability Accounts:
    Reserve for unrecoverable reinsurance     $       10,300    $           250   $          ---   $           ---   $       10,550
                                              ===============   ================  ===============  ================  ===============


                             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                              For the years ended December 31, 2004, 2003 and 2002
                                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------

            Column A                    Column B      Column C     Column D      Column E     Column F     Column G
--------------------------------       -----------  ------------  -----------  ------------ ------------  -----------

                                                    Reserves for
                                        Deferred   Unpaid Claims   Discount,
                                         Policy      and Claim      If Any,                                   Net
                                       Acquisition   Adjustment   Deducted in    Unearned      Earned     Investment
  Affiliation With Registrant             Costs       Expenses     Column C      Premiums     Premiums      Income
--------------------------------       -----------  ------------  -----------  ------------ ------------  -----------
Year Ended December 31, 2004:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                          $129,368    $2,269,763     $139,362      $743,343   $1,623,030     $183,495
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       -----------  ------------  -----------  ------------ ------------  -----------
                                         $129,368    $2,269,763     $139,362      $743,343   $1,623,030     $183,495
                                       ===========  ============  ===========  ============ ============  ===========

Year Ended December 31, 2003:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                          $107,998    $2,047,828     $142,904      $663,779   $1,379,565     $175,008
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       -----------  ------------  -----------  ------------ ------------  -----------
                                         $107,998    $2,047,828     $142,904      $663,779   $1,379,565     $175,008
                                       ===========  ============  ===========  ============ ============  ===========

Year Ended December 31, 2002:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                           $90,092    $1,881,111     $145,737      $580,571   $1,184,132     $172,577
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       -----------  ------------  -----------  ------------ ------------  -----------
                                          $90,092    $1,881,111     $145,737      $580,571   $1,184,132     $172,577
                                       ===========  ============  ===========  ============ ============  ===========

Note: (1) See note (2) to Schedule III.
      (2) These amounts are immaterial and have, therefore, been omitted from this schedule.


                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
         SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                      For the years ended December 31, 2004, 2003 and 2002
                                        ($ in Thousands)
---------------------------------------------------------------------------------------------------------

            Column A                          Column H              Column I     Column J      Column K
--------------------------------       -------------------------  ------------  -----------  ------------

                                            Claims and Claim
                                          Adjustment Expenses     Amortization     Paid
                                          Incurred Related to     of Deferred     Claims
                                       -------------------------    Policy       and Claim
                                         Current        Prior     Acquisition   Adjustment    Premiums
  Affiliation With Registrant              Year         Years        Costs       Expenses      Written
--------------------------------       ------------  -----------  ------------  -----------  ------------
Year Ended December 31, 2004:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                         $1,122,998     ($55,695)     $290,888     $845,368    $1,701,149
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       ------------  -----------  ------------  -----------  ------------
                                        $1,122,998     ($55,695)     $290,888     $845,368    $1,701,149
                                       ============  ===========  ============  ===========  ============

Year Ended December 31, 2003:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                           $943,610     ($25,804)     $251,874     $751,090    $1,460,323
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       ------------  -----------  ------------  -----------  ------------
                                          $943,610     ($25,804)     $251,874     $751,090    $1,460,323
                                       ============  ===========  ============  ===========  ============

Year Ended December 31, 2002:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                           $859,634      ($7,101)     $219,957     $727,018    $1,268,748
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       ------------  -----------  ------------  -----------  ------------
                                          $859,634      ($7,101)     $219,957     $727,018    $1,268,748
                                       ============  ===========  ============  ===========  ============

Note: (1) See note (2) to Schedule III.
      (2) These amounts are immaterial and have, therefore, been omitted from this schedule.