Form 10-Q
period 2005-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-05-10
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report  pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended: March 31, 2005 or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_/ No:___



                                                      Shares Outstanding
              Class                                     March 31, 2005
---------------------------------             ----------------------------------
   Common Stock / $1 par value                            182,700,939













                        There are 32 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2005

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------


PART  I  FINANCIAL INFORMATION:

           CONSOLIDATED BALANCE SHEETS                                     3

           CONSOLIDATED STATEMENTS OF INCOME                               4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

           NOTES TO CONSOLIDATED SUMMARY FINANCIAL STATEMENTS            7 - 11

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
             RESULTS OF OPERATIONS                                      12 - 28

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      29

           CONTROLS AND PROCEDURES                                        29

PART II  OTHER INFORMATION:

           ITEM 5 - OTHER INFORMATION                                     30

           ITEM 6 - EXHIBITS                                              30

SIGNATURE                                                                 31

EXHIBIT INDEX                                                             32


Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,            December 31,
                                                                                                 2005                   2004
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,346.4 and $6,273.2)..............     $           6,420.1     $          6,455.9
Equity securities (at fair value)(cost: $361.3 and $396.8)..........................                   413.6                  459.0
Short-term investments (at fair value which approximates cost)......................                   509.0                  388.6
Miscellaneous investments...........................................................                    54.6                   54.4
                                                                                         --------------------    -------------------
    Total...........................................................................                 7,397.5                7,358.1
Other investments...................................................................                    13.2                   13.4
                                                                                         --------------------    -------------------
    Total investments...............................................................                 7,410.7                7,371.6
                                                                                         --------------------    -------------------

Other Assets:
Cash................................................................................                    64.9                   60.5
Securities and indebtedness of related parties......................................                    66.8                   60.2
Accrued investment income...........................................................                    86.8                   87.3
Accounts and notes receivable.......................................................                   544.1                  543.9
Reinsurance balances and funds held.................................................                    79.4                   92.5
Reinsurance recoverable: Paid losses................................................                    55.5                   53.3
                         Policy and claim reserves..................................                 1,868.7                1,793.2
Deferred policy acquisition costs...................................................                   229.7                  232.3
Sundry assets.......................................................................                   272.4                  275.6
                                                                                         --------------------    -------------------
                                                                                                     3,268.8                3,199.2
                                                                                         --------------------    -------------------
    Total Assets....................................................................     $          10,679.5     $         10,570.8
                                                                                         ====================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses..............................................     $           4,544.4     $          4,403.5
Unearned premiums...................................................................                   913.8                  903.1
Other policyholders' benefits and funds.............................................                   174.2                  175.9
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals...........................................                 5,632.5                5,482.6
Commissions, expenses, fees and taxes...............................................                   187.4                  235.9
Reinsurance balances and funds......................................................                   149.7                  157.8
Federal income tax payable: Current.................................................                    42.1                    8.4
                            Deferred................................................                   522.9                  554.5
Debt................................................................................                   143.2                  143.0
Sundry liabilities..................................................................                   120.5                  122.7
Commitments and contingent liabilities..............................................                    -                      -
                                                                                         --------------------    -------------------
    Total Liabilities...............................................................                 6,798.6                6,705.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1).....................................................                    -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)....................................................................                   185.5                  185.4
Additional paid-in capital..........................................................                   273.7                  270.4
Retained earnings...................................................................                 3,330.7                3,240.1
Accumulated other comprehensive income .............................................                   100.8                  179.5
Treasury stock (at cost) (1)........................................................                   (10.0)                 (10.0)
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity...............................................                 3,880.9                3,865.6
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity..............     $          10,679.5     $         10,570.8
                                                                                         ====================    ===================

 (1) At March 31, 2005 and December 31, 2004, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 185,566,521 at March 31, 2005 and 185,429,127 at December 31, 2004 were issued and outstanding. At March 31, 2005 and December 31, 2004, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,582 as of both March 31, 2005 and December 31, 2004.

See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
Revenues:
Net premiums earned........................................................................        $       717.1      $       660.7
Title, escrow, and other fees..............................................................                 71.7               65.8
                                                                                                   --------------     --------------
    Total premiums and fees................................................................                788.8              726.6
Net investment income......................................................................                 75.7               70.5
Other income...............................................................................                  8.0                9.6
                                                                                                   --------------     --------------
    Total operating revenues...............................................................                872.6              806.8
Realized investment gains..................................................................                  7.9               15.6
                                                                                                   --------------     --------------
    Total revenues.........................................................................                880.6              822.4
                                                                                                   --------------     --------------

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses..................................................                345.7              301.9
Dividends to policyholders.................................................................                   .6                 .2
Underwriting, acquisition, and other expenses..............................................                363.6              360.0
Interest and other charges.................................................................                  2.0                2.1
                                                                                                   --------------     --------------
    Total expenses.........................................................................                712.0              664.2
                                                                                                   --------------     --------------
Income before income taxes ................................................................                168.5              158.1
                                                                                                   --------------     --------------

Income Taxes: Currently payable............................................................                 44.3               45.6
              Deferred.....................................................................                  9.9                6.1
                                                                                                   --------------     --------------
              Total........................................................................                 54.2               51.7
                                                                                                   --------------     --------------
Net Income.................................................................................        $       114.3      $       106.4
                                                                                                   ==============     ==============

Net Income Per Share:
    Basic..................................................................................        $         .63      $         .58
                                                                                                   ==============     ==============
    Diluted................................................................................        $         .62      $         .57
                                                                                                   ==============     ==============

    Average shares outstanding: Basic......................................................          182,681,195        181,962,757
                                                                                                   ==============     ==============
                                Diluted....................................................          184,688,964        184,504,465
                                                                                                   ==============     ==============
Dividends Per Common Share:
    Cash ..................................................................................        $        .130      $        .113
                                                                                                   ==============     ==============

























See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
Net income as reported.....................................................................        $       114.3      $       106.4
                                                                                                   --------------     --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment.................................................                 (1.4)              (1.3)
                                                                                                   --------------     --------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.......................................               (111.0)              41.2
     Less: elimination of pretax realized gains
         included in income as reported....................................................                  7.9               15.6
                                                                                                   --------------     --------------
     Pretax unrealized gains (losses) on securities
         carried at market value...........................................................               (118.9)              25.6
     Deferred income taxes (credits).......................................................                (41.6)               8.9
                                                                                                   --------------     --------------
     Net unrealized gains (losses) on securities...........................................                (77.3)              16.7
                                                                                                   --------------     --------------
   Net adjustments.........................................................................                (78.7)              15.3
                                                                                                   --------------     --------------

Comprehensive income.......................................................................        $        35.5      $       121.7
                                                                                                   ==============     ==============









































See accompanying Notes to Consolidated Summary Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income................................................................................       $       114.3      $       106.4
  Adjustments to reconcile net income to
     net cash provided by operating activities:
    Deferred policy acquisition costs.......................................................                 2.5               (2.7)
    Premiums and other receivables..........................................................                 (.1)              11.1
    Unpaid claims and related items.........................................................                78.7               67.8
    Other policyholders' benefits and funds.................................................                (4.6)               1.7
    Income taxes............................................................................                43.7               50.7
    Reinsurance balances and funds..........................................................                 2.6                5.5
    Realized investment gains...............................................................                (7.9)             (15.6)
    Accounts payable, accrued expenses and other............................................               (33.7)              (6.0)
                                                                                                   --------------     --------------
  Total.....................................................................................               195.6              219.0
                                                                                                   --------------     --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls.............................................................               185.7              187.4
     Sales..................................................................................                47.0               23.8
  Sales of:
     Equity securities......................................................................                45.5               28.8
     Other investments......................................................................                  .7                 .6
     Fixed assets for company use...........................................................                 4.4                 .1
  Cash and short-term investments of subsidiary acquired....................................                 1.2                -
  Purchases of:
     Fixed maturity securities..............................................................              (315.5)            (388.9)
     Equity securities......................................................................                (5.2)               -
     Other investments......................................................................                 (.7)               (.7)
     Fixed assets for company use...........................................................                (5.4)              (3.2)
     Investment in affiliates...............................................................                (9.7)              (1.4)
  Other-net.................................................................................                  .4                1.3
                                                                                                   --------------     --------------
  Total.....................................................................................               (51.7)            (152.0)
                                                                                                   --------------     --------------

Cash flows from financing activities:
  Issuance of debentures and notes..........................................................                 1.0                -
  Issuance of common shares.................................................................                 2.0                6.3
  Redemption of debentures and notes........................................................                 (.6)               (.3)
  Dividends on common shares................................................................               (23.7)             (20.6)
  Other-net.................................................................................                 2.1               (4.7)
                                                                                                   --------------     --------------
  Total.....................................................................................               (19.1)             (19.3)
                                                                                                   --------------     --------------

Increase (decrease) in cash and short-term investments                                                     124.7               47.6
  Cash and short-term investments, beginning of period......................................               449.2              451.2
                                                                                                   --------------     --------------
  Cash and short-term investments, end of period............................................       $       574.0      $       498.8
                                                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for: Interest ................................................       $          .3      $          .1
                                                                                                   ==============     ==============
                                   Income Taxes.............................................       $        10.2      $          .3
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

   During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, which took effect for fiscal years beginning after December 15, 2001, all goodwill resulting from business combinations will no longer be amortized against operations but must be tested at least annually for possible impairment of its continued value. Such a test was performed in the first quarters of 2005 and 2004 and did not result in impairment charges. At March 31, 2005 and December 31, 2004, the Company's consolidated unamortized goodwill asset balance was $92.8 and $92.2, respectively.

   During the second quarter of 2003, the Company adopted Statement of Financial
   Accounting   Standards  No.  148  ("FAS  148")  "Accounting  for  Stock-Based
   Compensation - Transition and Disclosure - an amendment of FAS No. 123".

   During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") "Share-Based Payment". FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the beginning of the first interim or annual reporting periods that begins after June 15, 2005. In April, 2005, the U.S. Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of FAS 123R to the first annual, rather than interim, reporting period that begins after June 15, 2005. Except for the change in effective date, the guidance of FAS 123R is unchanged. See footnote 2(b) herein for further discussion.

2. Common Share Data:

   (a) Earnings Per Share - Common share data has been retroactively adjusted to reflect all stock dividends and splits. The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                    --------------------------------
                                                                                                        2005              2004
                                                                                                    --------------    --------------
     Numerator:
        Net Income ..........................................................................       $       114.3     $       106.4
                                                                                                    --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders............................................               114.3             106.4
                                                                                                    --------------    --------------

        Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions..........................................................       $       114.3     $       106.4
                                                                                                    ==============    ==============

     Denominator:
        Denominator for basic earnings per share
          weighted-average shares............................................................         182,681,195       181,962,757

        Effect of dilutive securities:
          Stock options......................................................................           2,007,769         2,541,708
                                                                                                    --------------    --------------
          Dilutive potential common shares...................................................           2,007,769         2,541,708
                                                                                                    --------------    --------------

        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions................................................................         184,688,964       184,504,465
                                                                                                    ==============    ==============

     Earnings per share: Basic...............................................................       $        0.63     $        0.58
                                                                                                    ==============    ==============
                         Diluted.............................................................       $        0.62     $        0.57
                                                                                                    ==============    ==============

   (b) Stock Options Compensation - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro forma basis on the assumption that the estimated value of stock options was treated as compensation cost for all periods shown. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model.

                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                    --------------------------------
                                                                                                         2005              2004
                                                                                                    --------------    --------------
     Comparative data:
       Net income:
          As reported...........................................................................    $       114.3     $       106.4
          Add: Stock-based compensation expense
              included in reported income, net of
              related tax effects...............................................................               .4               4.1
          Deduct: Total stock-based employee
              compensation expense determined
              under the fair value based method
              for all awards, net of related tax effects........................................              3.9               9.5
                                                                                                    --------------    --------------

          Pro forma basis.......................................................................    $       110.8     $       101.0
                                                                                                    ==============    ==============
       Basic earnings per share:
          As reported...........................................................................    $        0.63     $        0.58
          Pro forma basis.......................................................................             0.61              0.56
       Diluted earnings per share:
          As reported...........................................................................             0.62              0.57
          Pro forma basis.......................................................................    $        0.60     $        0.55
                                                                                                    ==============    ==============

   Expense recognition of stock options granted in 2003 and 2004 (no options were granted in the first quarter of 2005) reduced earnings per share by less than one cent per share in the first quarter 2005 and by two cents per share in the first quarter 2004.

   Options were granted during the first quarter of 2004 for 1,990,500 shares of common stock. Options outstanding as of March 31, 2005 and 2004 were 9,164,519 and 9,895,529, respectively. The maximum number of options available for future issuance as of March 31, 2005 is 1,797,537.

   During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") "Share-Based Payment". FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the beginning of the first interim or annual reporting periods that begins after June 15, 2005. In April, 2005, the U.S. Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of FAS 123R to the first annual, rather than interim, reporting period that begins after June 15, 2005. Except for the change in effective date, the guidance of FAS 123R is unchanged.

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

   The Company believes that the approximate reduction to fully diluted earnings per share will be less than one cent per share cumulatively for all years from 2006 through 2009 calculated by using the modified prospective transition method.

3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $93.3 at March 31, 2005. Unrealized appreciation of investments, before applicable deferred income taxes of $50.2, at March 31, 2005 included gross unrealized gains and (losses) of $204.8 and ($61.1), respectively.

   For the quarters ended March 31, 2005 and 2004, net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to ($77.3) and $16.7, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                                                            Quarters Ended
                                                                                                              March 31,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
      Service cost.....................................................................            $         2.1      $         1.9
      Interest cost....................................................................                      3.0                2.8
      Expected return on plan assets...................................................                     (3.6)              (3.5)
      Recognized loss..................................................................                      0.5                0.6
                                                                                                   --------------     --------------
      Net cost                                                                                     $         2.0      $         1.9
                                                                                                   ==============     ==============

   The companies are not expecting to make cash or non-cash contributions to their pension plans in calendar year 2005.

   Effective January 1, 2005, both the Old Republic Plan and the Bitco Plan were closed to new employees hired after December 31, 2004. The Title Plan was already closed to new employees. There were no changes to the benefits for employees/beneficiaries already in the Plans.

   Also effective January 1, 2005, the Old Republic International Employees Savings and Stock Ownership Plan ("ESSOP") became a 401K. All aspects of the ESSOP remained unchanged, except that employee contributions are now made on a pretax rather than post-tax basis.

5. Information About Segments of Business:

   The Corporation's major business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. Effective with the second quarter of 2004, the Company has included the results of its small life & health insurance business with those of its corporate and minor service operations; prior period data has been reclassified accordingly. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

                                                                                                                 Quarters Ended
                                                                                                                   March 31,
                                                                                                           -------------------------
                                                                                                              2005           2004
                                                                                                           ----------     ----------
    General Insurance Group:
      Net premiums earned............................................................................      $   431.1      $   376.5
      Net investment income and other income ........................................................           51.4           48.8
                                                                                                           ----------     ----------
         Total revenues before realized gains........................................................      $   482.5      $   425.4
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains..............................................      $    84.8      $    74.3
                                                                                                           ==========     ==========
      Income tax expense on above....................................................................      $    26.8      $    23.1
                                                                                                           ==========     ==========


    Mortgage Insurance Group:
      Net premiums earned............................................................................      $   105.4      $    98.7
      Net investment income and other income ........................................................           21.5           21.4
                                                                                                           ----------     ----------
         Total revenues before realized gains........................................................      $   127.0      $   120.2
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains..............................................      $    64.6      $    57.4
                                                                                                           ==========     ==========
      Income tax expense on above ...................................................................      $    21.6      $    19.3
                                                                                                           ==========     ==========

    Title Insurance Group:
      Net premiums earned............................................................................      $   159.9      $   168.3
      Title, escrow and other fees...................................................................           71.7           65.8
                                                                                                           ----------     ----------
         Sub-total...................................................................................          231.7          234.1
      Net investment income and other income ........................................................            6.6            6.5
                                                                                                           ----------     ----------
         Total revenues before realized gains........................................................      $   238.4      $   240.7
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains..............................................      $    12.8      $    13.2
                                                                                                           ==========     ==========
      Income tax expense on above....................................................................      $     4.2      $     4.4
                                                                                                           ==========     ==========

    Consolidated Revenues:
      Total revenues of above Company segments.......................................................      $   848.0      $   786.3
      Other sources (1)..............................................................................           26.1           21.3
      Consolidated net realized investment gains.....................................................            7.9           15.6
      Elimination of intersegment revenues (2).......................................................           (1.5)           (.9)
                                                                                                           ----------     ----------
         Consolidated revenues.......................................................................      $   880.6      $   822.4
                                                                                                           ==========     ==========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments.............................................................      $   162.3      $   145.0
      Other sources - net (1)........................................................................           (1.7)          (2.5)
      Consolidated net realized investment gains.....................................................            7.9           15.6
                                                                                                           ----------     ----------
         Consolidated income before income taxes.....................................................      $   168.5      $   158.1
                                                                                                           ==========     ==========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments.............................................      $    52.6      $    46.8
      Other sources - net (1)........................................................................           (1.2)          (1.0)
      Income tax expense on consolidated net realized investment gains...............................            2.7            5.8
                                                                                                           ----------     ----------
         Consolidated income tax expense.............................................................      $    54.2      $    51.7
                                                                                                           ==========     ==========

                                                                                                March 31,            December 31,
                                                                                                  2005                  2004
                                                                                           -------------------    ------------------
    Consolidated Assets:
         General.................................................................          $          7,369.5     $         7,222.8
         Mortgage................................................................                     2,229.8               2,205.9
         Title...................................................................                       717.2                 753.0
         Other - net (1).........................................................                       362.9                 388.9
                                                                                           -------------------    ------------------
         Consolidated ...........................................................          $         10,679.5     $        10,570.8
                                                                                           ===================    ==================

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.
(2) Represents consolidation eliminating adjustments.


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

   (b) In April, 2004 the Internal Revenue Service ("IRS") issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. The Company has made a review of the IRS calculations and has concluded its loss reserves were calculated consistently and provide a fair and reasonable estimate of its unpaid losses. Accordingly, the Company intends to defend vigorously the validity of claim reserve deductions taken in its tax returns. In the event the Company's position is not fully sustained, payments of any additional taxes owed would be categorized as temporary differences, and as such would likely have little effect on its GAAP financial statements. The matter has been assigned to an IRS appeals officer.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2005 and 2004
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                    OVERVIEW
--------------------------------------------------------------------------------

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation. The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty and Title insurance segments. A small life and health insurance business, accounting for 2.5% of consolidated revenues and 2.2% of consolidated assets, is included within the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual consolidated financial statements and the footnotes appended to them.

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

--------------------------------------------------------------------------------
                                EXECUTIVE SUMMARY
--------------------------------------------------------------------------------

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

     Old Republic's consolidated net operating earnings before net realized investment gains, amounted to $109.1, or 59 cents per share, for the first quarter of 2005, up 12.9 percent from $96.6, or 52 cents per share in the same period of 2004. The increase stemmed largely from improved performance by the Company's General and Mortgage Guaranty insurance segments. Year-over-year these two segments generated greater underwriting income as well as moderate growth of investment income. Inclusive of net realized investment gains, net income for this year's first quarter amounted to $114.3, or 62 cents per share, versus $106.4, or 57 cents per share in the year-ago period. Pretax earnings in last year's first quarter were affected adversely by required non-recurring stock option compensation charges of $5.6 (or 2 cents per share after tax), representing the expense of a non-recurring vesting acceleration of stock option compensation costs.

     The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                                                                Quarters Ended March 31,
                                                                                    ------------------------------------------------
                                                                                                                              %
                                                                                        2005              2004             Change
                                                                                    ------------      ------------      ------------
Pretax operating income (loss):
   General ...................................................................      $      84.8       $      74.3           14.2%
   Mortgage Guaranty .........................................................             64.6              57.4           12.5
   Title .....................................................................             12.8              13.2           -3.3
   Corporate and other........................................................             (1.7)             (2.5)
Realized investment gains.....................................................              7.9              15.6
                                                                                    ------------      ------------
Consolidated pretax income ...................................................            168.5             158.1            6.6
   Income taxes...............................................................             54.2              51.7            4.8
                                                                                    ------------      ------------      ------------
Net income....................................................................      $     114.3       $     106.4            7.4%
                                                                                    ============      ============      ============
Components of Diluted Earnings Per Share:
   Net operating income ......................................................      $       .59       $       .52           13.5%
   Net realized gains ........................................................              .03               .05
                                                                                    ------------      ------------
   Net income ................................................................      $       .62       $       .57            8.8%
                                                                                    ============      ============      ============

     Consolidated revenues in the first quarter totaled $880.6, up 7.1 percent from $822.4 in the same period of 2004. Net premiums and fees earned were $788.8 in this year's first quarter versus $726.6 in the year-ago period.

     Old Republic's General Insurance Group, which underwrites principally commercial property and liability insurance coverages, reported a 14.2 percent increase in pretax operating income to $84.8 for this year's first quarter. This compares to $74.3 earned during the same period of 2004. Net premiums earned in this year's first quarter were $431.1, up 14.5 percent from $376.5 a year ago. The composite underwriting ratio for the first three months of 2005 reflected a slight decline to 92.1 percent when compared to 93.0 percent registered in the first quarter of 2004, and a modest increase from the very low 90.7 percent posted for all of 2004. The positive underwriting results are attributable to a reasonably stable pricing environment and well-controlled production and administrative expenses for substantially all of the Company's general insurance coverages.

     Mortgage Guaranty Group operations posted a double digit rise of 12.5 percent in pretax operating earnings to $64.6 in this year's first quarter. Net premium revenues in the most recent quarter were $105.4, up 6.8 percent from the year-ago level of $98.7. Persistency for the traditional primary book of business continued to improve, rising to 65.2 percent from 50.2 percent in the first quarter of 2004 and 64.5 percent in the fourth quarter of 2004.

     The composite underwriting ratio in the first three months of 2005 was 55.3 percent compared to 58.6 percent posted in the same quarter of 2004, and 61.1 percent for all of last year. Traditional primary business claim severity, measured in terms of average claim reserves and payments, remained relatively stable in this year's first quarter, as did claim frequency by comparison to the fourth quarter of 2004. The loss ratio of 32.2 percent, while moderately higher than the 29.5 percent loss ratio posted in the first three months of 2004, was nonetheless lower than the 38.9 percent posted in last year's final quarter and
35.5 percent for all of 2004. Most of the quarter-over-quarter decline in the expense ratio reflected this segment's share of the aforementioned 2004 stock option costs, as well as a further reduction in compensation costs in the latest quarter.

     Old Republic's Title Insurance Group reflected slight variations in the key components of its pretax bottom line, which dropped slightly to $12.8 in this year's first quarter. Premiums were down 5.0 percent quarter-over-quarter, while escrow and other fee revenues grew by 9.0 percent. In combination, premium and fee revenues were basically flat at $231.7 in this year's first quarter. Claim costs, which are influenced principally by premium revenues, were stable for both quarterly periods, while other costs, inclusive of commissions paid on agency-derived premium production, were similarly even year-over-year. In combination, these factors produced a slightly higher composite ratio of 97.2 percent in this year's first quarter, compared to 97.0 percent and 96.3 percent in the first quarter and full year of 2004, respectively. While net investment income grew by 2.0 percent in the first three months of 2005, the gain was not sufficient to offset the current downward bias of the Company's results from its basic underwriting/service functions.

     Aggregate results for Old Republic's small Life & Health business and the corporate service operations of its parent Holding Company produced combined pretax losses of $1.7 and $2.5 in the first quarters of 2005 and 2004, respectively. Higher life and health pretax income was largely driven by a lower claim ratio and slightly greater investment income, which were partially offset by higher operating expenses. Corporate service operations were generally flat year-over-year.

     Consolidated net investment income of $75.7 for the first three months of 2005 was up by 7.4 percent when compared to the preceding year due primarily to the benefits of the Company's growing invested asset base. Realized investment gains amounted to $7.9 and $15.6 in the first quarter of 2005 and 2004, respectively.

     Cash and invested assets at March 31, 2005, totaled $7.56 billion, or $41.39 per share, compared to $7.51 billion, or $41.19 per share, at December 31, 2004, and $7.08 billion, or $38.92 per share, at March 31, 2004. The investment portfolio reflects a current allocation of approximately 87 percent in fixed-maturity securities and 6 percent in equities. As in the past, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans. Consolidated operating cash flow of $195.6 was slightly below the first quarter 2004 level due primarily to the timing of payments for income taxes, claims, and the previously announced settlement of the Title Insurance Group California litigation.

     Common shareholders' equity was $3.88 billion at March 31, 2005, compared to $3.86 billion at December 31, 2004, and $3.66 billion at March 31, 2004. Book value per share was $21.24 at the end of March 2005, versus $21.17 at year-end 2004 and $20.16 at March 31, 2004. The latest quarter's change in book value reflects principally additions from earnings in excess of dividend requirements, offset by a decline in the value of investment securities carried at market values.

--------------------------------------------------------------------------------
                               MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets". Under FAS 142, goodwill and certain intangible assets will no longer be amortized against operations but must be tested at least annually for possible impairment of their carrying values. At March 31, 2005 and December 31, 2004, the Company's consolidated unamortized goodwill asset balance was $92.8 and $92.2, respectively. During the first quarters of 2005 and 2004, the Company evaluated the carrying value of its goodwill and intangible assets and determined that there was no indication of impairment of such assets.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Required stock option compensation charges of $.7 reduced earnings per share after-tax by less than one cent per share in the first quarter of 2005. In the first quarter of 2004, expense recognition of stock option compensation charges of $6.4 reduced earnings per share by 2 cents per share after-tax, of which $5.6 represented a charge for a non-recurring vesting acceleration of such costs.

     During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") "Share-Based Payment". FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April, 2005, the U.S. Securities and Exchange Commission ("SEC") approved a new rule that, for public companies, delays the effective date of FAS 123R to the first annual, rather than interim, reporting period that begins after June 15, 2005. Except for the change in the effective date, the guidance of FAS 123R is unchanged.

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

                               FINANCIAL POSITION

     The Company's financial position at March 31, 2005 reflected increases in assets, liabilities and common shareholders' equity of 1.0%, 1.4% and 0.4%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.8% and 71.1% of consolidated assets as of March 31, 2005 and December 31, 2004, respectively. Consolidated operating cash flow was positive at $195.6 in this year's first quarter, slightly below the first quarter 2004 level of $219.0 due primarily to the timing of payments for income taxes, claims, and the settlement of the Title Insurance Group California litigation. As of March 31, 2005, the invested asset base increased 0.6% to $7,562.5 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

     During the first three months of 2005 and 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2005 and December 31, 2004, approximately 99% of the Company's investments consisted of marketable securities, including $545.7 and $499.3, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At March 31, 2005, Old Republic's commitment to equity securities decreased 9.9% in relation to the related invested balance at year-end 2004, mostly due to the sales of equity securities and a reduction in net unrealized gains. At March 31, 2005, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2005. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,           December 31,
                                                                                                   2005                  2004
                                                                                             -----------------     ----------------
Aaa.............................................................................                        33.3%                 32.6%
Aa..............................................................................                        19.5                  19.5
A...............................................................................                        27.6                  27.5
Baa.............................................................................                        19.1                  19.8
                                                                                             -----------------     -----------------
         Total investment grade.................................................                        99.5                  99.4
All other (2)...................................................................                          .5                    .6
                                                                                             -----------------     -----------------
         Total..................................................................                       100.0%                100.0%
                                                                                             =================     =================

(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           March 31, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                   Amortized         Unrealized
                                                                                                      Cost             Losses
                                                                                                  ------------      -------------
Fixed Maturity Securities by Industry Concentration:
     Municipals.................................................................                  $     850.2       $       15.0
     Utilities..................................................................                        286.2                5.6
     Finance....................................................................                        175.9                4.7
     Service....................................................................                        133.6                2.4
     Other (includes 16 industry groups)........................................                      1,320.2               22.0
                                                                                                  ------------      -------------
         Total..................................................................                  $   2,766.4 (3)   $       49.9
                                                                                                  ============      =============

(3) Represents 43.6 percent of the total fixed maturity securities portfolio.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           March 31, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                   Amortized         Unrealized
                                                                                                      Cost             Losses
                                                                                                  ------------      -------------
Equity Securities by Industry Concentration:
     Insurance..................................................................                  $      28.4       $        1.3
     Health Care................................................................                         22.5                1.0
     Service....................................................................                          7.2                 .9
     Mutual Funds...............................................................                         54.3                 .7
                                                                                                  ------------      -------------
         Total..................................................................                  $     112.5 (4)   $        4.0 (5)
                                                                                                  ============      =============

(4)  Represents 31.2 percent of the total equity securities portfolio.
(5) Represents 1.1 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 15.6 percent of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     March 31, 2005
                                                         ------------------------------------------------------------------------
                                                                  Amortized Cost
                                                           of Fixed Maturity Securities               Gross Unrealized Losses
                                                         ---------------------------------       --------------------------------
                                                                                 Non-                                   Non-
                                                                              Investment                             Investment
                                                              All             Grade Only             All             Grade Only
                                                         -------------       -------------       ------------       -------------
Maturity Ranges:
     Due in one year or less........................     $      133.0        $        -          $        .4        $        -
     Due after one year through five years..........            867.9                 -                 15.3                 -
     Due after five years through ten years.........          1,735.8                 -                 33.5                 -
     Due after ten years............................             29.5                 -                   .6                 -
                                                         -------------       -------------       ------------       -------------
        Total.......................................     $    2,766.4        $        -          $      49.9        $        -
                                                         =============       =============       ============       =============


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      March 31, 2005
                                                          -----------------------------------------------------------------------
                                                                             Amount of Gross Unrealized Losses
                                                          -----------------------------------------------------------------------
                                                                                                                     Total Gross
                                                            Less than           20% to 50%          More than         Unrealized
                                                           20 %of Cost           of Cost           50% of Cost           Loss
                                                          -------------       -------------       ------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months....................            $       32.1        $       -           $      -          $       32.1
         Seven to twelve months...............                    13.2                -                  -                  13.2
         More than twelve months..............                     4.5                -                  -                   4.5
                                                          -------------       -------------       ------------      -------------
                  Total.......................            $       49.9        $       -           $      -          $       49.9
                                                          =============       =============       ============      =============
Equity Securities:
         One to six months....................            $        3.0        $       -           $      -          $        3.0
         Seven to twelve months...............                      .9                -                  -                    .9
         More than twelve months..............                     -                  -                  -                  -
                                                          -------------       -------------       ------------      -------------
                  Total.......................            $        4.0        $       -           $      -          $        4.0
                                                          =============       =============       ============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months....................                     553                -                  -                   553
         Seven to twelve months...............                     100                -                  -                   100
         More than twelve months..............                      28                -                  -                    28
                                                          -------------       -------------       ------------      ------------
                  Total.......................                     681                -                  -                   681 (6)
                                                          =============       =============       ============      =============
Equity Securities:
         One to six months....................                       3                -                  -                     3
         Seven to twelve months...............                       1                -                  -                     1
         More than twelve months..............                     -                    1                -                     1
                                                          -------------       -------------       ------------      ------------
                  Total.......................                       4                  1                -                     5 (6)
                                                          =============       =============       ============      ============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (March 31, 2005 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(6) At March 31, 2005 the number of issues in a loss position represent 40.2 percent as to fixed maturities, and 15.6 percent as to equity securities of the total number of such issues held by the Company.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                March 31,             December 31,
                                                                                                  2005                   2004
                                                                                           ------------------      -----------------
Maturity Ranges:
     Due in one year or less........................................................                    9.0%                  12.5%
     Due after one year through five years..........................................                   43.0                   42.9
     Due after five years through ten years.........................................                   45.3                   43.5
     Due after ten years through fifteen years......................................                    2.7                    1.1
     Due after fifteen years........................................................                     -                      -
                                                                                           ==================      =================
         Total......................................................................                  100.0%                 100.0%
                                                                                           ==================      =================


Average Maturity....................................................................               4.7 Years              4.7 Years
                                                                                           ==================      =================
Duration (7)........................................................................               4.2                    4.1
                                                                                           ==================      =================

(7) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.2 as of March 31, 2005 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.2 percent.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               March 31,              December 31,
                                                                                                 2005                     2004
                                                                                          ------------------       -----------------
Fixed Maturity Securities:
     Amortized cost................................................................       $         6,346.4        $        6,273.2
     Estimated fair value..........................................................                 6,420.1                 6,455.9
                                                                                          ------------------       -----------------
     Gross unrealized gains........................................................                   123.6                   194.5
     Gross unrealized losses.......................................................                   (49.9)                  (11.8)
                                                                                          ------------------       -----------------
         Net unrealized gains .....................................................       $            73.6        $          182.7
                                                                                          ==================       =================

Equity Securities:
     Cost..........................................................................       $           361.3        $          396.8
     Estimated fair value..........................................................                   413.6                   459.0
                                                                                          ------------------       -----------------
     Gross unrealized gains........................................................                    56.2                    68.6
     Gross unrealized losses.......................................................                    (4.0)                   (6.4)
                                                                                          ------------------       -----------------
         Net unrealized gains......................................................       $            52.2        $           62.2
                                                                                          ==================       =================

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

     Old Republic's capitalization of $4,024.1 at March 31, 2005 consisted of debt of $143.2 and common shareholders' equity of $3,880.9. The increase in the common shareholders' equity account during the first quarter of 2005 reflects primarily the retention of earnings in excess of dividends requirements offset by a decrease in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 23 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its March, 2005 meeting the Board of Directors approved a quarterly cash dividend rate of 17 cents per share, up from 13 cents per share, subject to the usual quarterly authorizations.

     At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through March 31, 2005 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which includes branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 38 percent of consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 62 percent of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title        Other         Total          period
                                               ----------    ----------    ---------    ----------    ----------    ------------
   Years Ended December 31:
        2000............................       $   857.8     $   331.4     $  494.0     $    53.4     $ 1,736.8           -2.5%
        2001............................         1,000.2         353.1        625.3          50.6       2,029.5           16.9
        2002............................         1,184.1         376.2        813.4          50.1       2,423.9           19.4
        2003............................         1,379.5         400.9      1,103.8          51.6       2,936.0           21.1
        2004............................         1,623.0         403.2      1,025.2          64.6       3,116.1            6.1
   Quarters Ended March 31:
        2004............................           376.5          98.7        234.1          17.1         726.6            9.5
        2005............................       $   431.1     $   105.4     $  231.7     $    20.6     $   788.8            8.6%
                                               ==========    ==========    =========    ==========    ==========    ============

     The percentage allocation of net premiums earned for major insurance coverage in the General Insurance Group was as follows:

                                              Quarters Ended
                                                 March 31,                              Years Ended December 31,
                                          -----------------------   ----------------------------------------------------------------
                                             2005         2004         2004         2003         2002          2001          2000
                                          ----------   ----------   ----------    ---------    ---------    ----------    ----------
Type of Coverage:
    Commercial Automobile
       (mostly trucking).............         38.8%         38.3%        37.9%        39.5%        43.0%         45.7%         49.7%
    Workers' Compensation............         22.4          23.4         21.8         20.0         19.1          17.4          16.6
    Financial Indemnity..............         10.9          12.4         11.8         11.7          8.7           7.2           7.9
    Property.........................         11.0          11.7         11.3         12.2         12.9          12.8          13.7
    General Liability................          5.9           4.4          5.8          5.3          4.7           5.4           5.1
    Other............................         11.0           9.8         11.4         11.3         11.6          11.5           7.0
                                          ----------   ----------   ----------    ---------    ---------    ----------    ----------
    Total............................        100.0%        100.0%       100.0%       100.0%       100.0%        100.0%        100.0%
                                          ==========   ==========   ==========    =========    =========    ==========    ==========

     The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                    Quarters Ended
                                       March 31,                                    Years Ended December 31,
                              --------------------------    ------------------------------------------------------------------------
                                 2005           2004           2004           2003            2002           2001           2000
                              -----------    -----------    -----------    -----------    ------------    -----------    -----------
New Insurance Written:
   Traditional Primary....    $  4,705.6     $  5,899.5     $ 24,749.4     $ 37,255.8     $  30,809.6     $ 25,085.4     $ 14,929.7
   Bulk...................       3,299.5           41.1        4,487.8        6,806.6         5,130.0        2,614.4           35.3
   Other..................          39.8        1,165.0        7,324.7        5,802.8         7,555.5        3,675.3        1,594.8
                              -----------    -----------    -----------    -----------    ------------    -----------    -----------
   Total..................    $  8,045.0     $  7,105.7     $ 36,562.0     $ 49,865.2     $  43,495.1     $ 31,375.1     $ 16,559.8
                              ===========    ===========    ===========    ===========    ============    ===========    ===========

Net Risk In Force:
   Traditional Primary....    $ 15,274.2     $ 15,289.7     $ 15,452.2     $ 15,329.5     $  15,367.6     $ 15,043.5     $ 14,840.7
   Bulk...................       1,094.5          783.3          834.8          802.2           513.0          167.0            8.7
   Other..................         580.4          509.2          580.9          493.4           450.7          336.9          271.5
                              -----------    -----------    -----------    -----------    ------------    -----------    -----------
   Total..................    $ 16,949.2     $ 16,582.2     $ 16,868.0     $ 16,625.1     $  16,331.3     $ 15,547.4     $ 15,120.9
                              ===========    ===========    ===========    ===========    ============    ===========    ===========

                                                      Quarter Ended
                                                        March 31,                          Years Ended December 31,
                                                   --------------------    ---------------------------------------------------------
                                                     2005        2004        2004        2003        2002        2001         2000
                                                   --------    --------    --------    --------    --------    --------    ---------
Analysis of Traditional Primary Risk in Force:
   By Fair Isaac & Company ("FICO") Scores (1):
     FICO less than 620.........................       8.6%        8.5%        8.6%        8.5%          -%          -%           -%
     FICO 620 to 680............................      31.4        29.8        31.1        29.2           -           -            -
     FICO greater than 680......................      51.8        49.6        51.4        48.8           -           -            -
     Unscored/Unavailable.......................       8.2%       12.1%        8.9%       13.5%          -%          -%           -%
     --------------------
     (1) Scores were unavailable for a substantial
         number of policies in force prior to 2003.

   By Loan to Value ("LTV") Ratio:
     LTV less than 85...........................       5.6%        6.2%        5.7%        6.4%        6.0%        5.7%         5.4%
     LTV 85 to 90...............................      36.9        37.2        36.8        37.3        37.3        37.6         38.2
     LTV 90 to 95...............................      41.4        43.5        42.0        43.8        47.0        48.8         50.3
     LTV greater than 95........................      16.1%       13.1%       15.5%       12.5%        9.7%        7.9%         6.1%

   By Type of Loan Documentation:
     Full Documentation.........................      92.6%       94.2%       93.2%       94.4%       96.7%       99.4%       100.0%
     Reduced Documentation......................       7.4%        5.8%        6.8%        5.6%        3.3%         .6%           -%

                                               Quarters Ended
                                                  March 31,                             Years Ended December 31,
                                            ----------------------    --------------------------------------------------------------
                                              2005         2004         2004         2003         2002          2001         2000
                                            ---------    ---------    ---------    ---------    ----------    ---------    ---------
Earned Premiums:
   Direct...........................        $  124.6     $  118.5     $  483.6     $  467.3     $   432.4     $  390.9     $  359.0
                                            =========    =========    =========    =========    ==========    =========    =========
   Net..............................        $  105.4     $   98.7     $  403.2     $  400.9     $   376.2     $  353.1     $  331.4
                                            =========    =========    =========    =========    ==========    =========    =========


Persistency / Traditional Primary...            65.2%        50.2%        64.5%        46.0%         59.1%        65.3%        82.1%
Persistency / Bulk (2)..............            49.7%        41.0%        55.7%        31.8%         71.7%           -%           -%

----------------
(2) Due to the relative immaturity of the bulk business, the above trend may prove to be highly volatile.

     The following table indicates the percentage allocation of Title Group premium and fee revenues by production sources:

                                               Quarters Ended
                                                  March 31,                              Years Ended December 31,
                                           ------------------------   --------------------------------------------------------------
                                             2005          2004         2004          2003         2002         2001         2000
                                           ----------    ---------    ----------    ---------    ---------    ---------    ---------
Direct operations.....................         38.5%        35.7%         38.1%        40.0%        43.7%        47.4%        45.8%
Independent title agents & other......         61.5         64.3          61.9         60.0         56.3         52.6         54.2
                                           ----------    ---------    ----------    ---------    ---------    ---------    ---------
Total.................................        100.0%       100.0%        100.0%       100.0%       100.0%       100.0%       100.0%
                                           ==========    =========    ==========    =========    =========    =========    =========

     Consolidated net premiums and fees earned increased by 8.6% and 9.5% in the first quarters of 2005 and 2004, respectively. Earned premiums in the General Insurance Group grew by 14.5% and 20.0% in the first quarters of 2005 and 2004, respectively, as a result of positive pricing and risk selection changes the Company effected during the 2001 to 2003 period in particular, as well as additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income trends reflect improved persistency trends for traditional primary mortgage insurance. Title Group premium and fee revenues were basically flat in the first quarters of both 2005 and 2004 and are reflective of a reduction in mortgage refinancing activity which reached a peak in the third quarter of 2003.

Revenues: Net Investment Income

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

                                                                                                        Market        Invested
                                                     Invested Assets at Cost                             Value       Assets at
                               -------------------------------------------------------------------      Adjust-        Market
                                 General       Mortgage       Title         Other         Total          ment          Value
                               -----------    ----------    ----------    ---------    -----------    ----------    -----------
As of  December 31:
     2000..................    $  3,112.3     $ 1,333.6     $   373.7     $  149.5     $  4,969.2     $    98.0     $  5,067.2
     2001..................       3,198.8       1,542.3         423.9        150.1        5,315.0         219.7        5,534.8
     2002..................       3,446.0       1,700.9         489.6        226.9        5,863.4         305.5        6,169.0
     2003..................       3,798.2       1,827.9         556.9        177.1        6,360.1         360.3        6,720.4
     2004..................       4,217.8       2,001.2         595.2        295.0        7,109.4         262.2        7,371.6
As of  March 31:
     2004..................       3,911.2       1,906.9         547.9        191.4        6,557.6         385.7        6,943.3
     2005..................    $  4,347.7     $ 2,062.7     $   559.2     $  297.9     $  7,267.5     $   143.1     $  7,410.7
                               ===========    ==========    ==========    =========    ===========    ==========    ===========

                                                      Net Investment Income                                     Yield at
                               -------------------------------------------------------------------      ------------------------
                                 General      Mortgage       Title          Other          Total           Cost         Market
                               ----------    ----------    ----------    ----------     ----------      ---------     ----------
Years Ended
   December 31:
     2000..................    $   179.8     $    56.8     $    24.0     $    13.3      $   273.9           6.0%           5.9%
     2001..................        175.7          63.3          22.7          12.8          274.7           5.7            5.5
     2002..................        172.5          65.8          22.5          11.7          272.6           5.2            5.0
     2003..................        175.0          65.7          23.5          14.9          279.2           4.9            4.6
     2004..................        183.4          67.7          25.5          14.0          290.8           4.6            4.4
Quarters Ended
   March 31:
     2004..................         44.4          16.6           6.2           3.1           70.5           4.5            4.4
     2005..................    $    47.8     $    17.5     $     6.3     $     3.9      $    75.7           4.5%           4.4%
                               ==========    ==========    ==========    ==========     ==========      =========     ==========

     Consolidated net investment income grew by 7.4% when compared to the same period of 2004 primarily due to the benefits of a rising invested asset base. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2005 and 2004, 79.8% and 88.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                                    Quarters Ended
                                                       March 31,                            Years Ended December 31,
                                                 ----------------------   ----------------------------------------------------------
                                                   2005         2004        2004        2003          2002        2001        2000
                                                 ---------    ---------   --------    ---------    ---------    --------    --------
Realized Gains (Losses)
  on Disposition of:
    Fixed maturity securities.................   $     .3     $     .7    $   4.6     $    4.6     $    3.8     $  (2.9)    $    .8
    Equity securities and miscellaneous
        investments...........................       12.7         14.8       48.5         31.1         29.1        39.4        32.9
                                                 ---------    ---------   --------    ---------    ---------    --------    --------
         Total                                       13.0         15.6       53.2         35.7         33.0        36.5        33.6
                                                 ---------    ---------   --------    ---------    ---------    --------    --------
Impairment losses on:
    Fixed maturity securities.................        -            -          -            -           (5.0)       (1.2)        -
    Equity securities and miscellaneous
        investments...........................       (5.1)         -         (5.2)       (16.4)       (14.0)       (5.5)        -
                                                 ---------    ---------   --------    ---------    ---------    --------    --------
         Total                                       (5.1)         -         (5.2)       (16.4)       (19.0)       (6.7)        -
                                                 ---------    ---------   --------    ---------    ---------    --------    --------
Net realized gains............................   $    7.9     $   15.6    $  47.9     $   19.3     $   13.9     $  29.7     $  33.6
                                                 =========    =========   ========    =========    =========    ========    ========

Expenses: Benefits and Claims

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At March 31, 2005, such reserves accounted for 88.9% and 82.5% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2004 accounted for 88.6% and 82.1% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                                March 31, 2005                 December 31, 2004
                                                                           -------------------------      --------------------------
                                                                             Gross           Net             Gross           Net
                                                                           ----------     ----------      -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)..............................      $   807.1      $   653.4       $    788.6     $    635.9
Workers' compensation................................................        1,639.7          833.3          1,607.0          814.0
General liability....................................................          865.2          371.8            808.7          350.5
Other coverages......................................................          595.6          397.0            576.0          382.1
Unallocated loss adjustment expense reserves.........................          131.8           88.0            122.0           87.2
                                                                           ----------     ----------      -----------    -----------
      Total general insurance reserves                                       4,039.7        2,343.8          3,902.4        2,269.7
Other coverages:
Mortgage guaranty....................................................          201.1          199.8            200.5          199.1
Title................................................................          254.2          254.2            252.5          252.5
Life and health......................................................           23.2           18.3             22.6           16.9
Unallocated loss adjustment expense reserves -
   other coverages...................................................           26.0           26.0             25.4           25.4
                                                                           ----------     ----------      -----------    -----------
      Total claim and loss adjustment expense reserves...............      $ 4,544.4      $ 2,842.3       $  4,403.5     $  2,763.8
                                                                           ==========     ==========      ===========    ===========
Asbestosis and environmental claim reserves included
   in the above general insurance reserves:
       Amount........................................................      $   124.7      $    99.2       $    118.9     $     97.1
                                                                           ==========     ==========      ===========    ===========
       % of total general insurance reserves.........................           3.1%           4.2%             3.0%           4.3%
                                                                           ==========     ==========      ===========    ===========

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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 5.5 years (gross) and 8.9 years (net of reinsurance) as of March 31, 2005 and 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 2.6 percent of General Insurance Group net incurred losses for the five years ended December 31, 2004.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of March 31, 2005 and December 31, 2004, the
Company's general insurance segment carried reserves of $812.2 and $735.2, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $81.2, or 3.5 percent of the Company's net general insurance reserves as of March 31, 2005 and $73.5, or 3.2 percent as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. While Old Republic has not incurred such a deficiency level on total reserves posted as of the 10 most recent year ends, there can be no assurance that this favorable experience will continue in the future.

     The percentage of net claims, benefits and related settlement expenses measured against premiums and related fee revenues of the Company's three major operating segments and its consolidated results were as follows:

                                                                  General          Mortgage          Title          Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                 77.9%            15.0%            3.6%             43.9%
     2001.............................................                 75.3             16.1             4.0              42.4
     2002.............................................                 72.6             14.1             5.0              40.2
     2003.............................................                 67.8             22.7             5.8              37.9
     2004.............................................                 66.1             35.5             5.8              42.0
Quarters Ended March 31:
     2004.............................................                 67.0             29.5             6.0              41.6
     2005.............................................                 67.4%            32.2%            6.0%             43.9%
                                                               ==============    =============     ===========     =============

     The percentage of net claims, benefits and related settlement expenses measured against premiums by major insurance coverage in the General Insurance Group were as follows:

                                                  Quarter Ended
                                                    March 31,                              Years Ended December 31,
                                             -----------------------    ------------------------------------------------------------
                                               2005          2004         2004         2003         2002         2001         2000
                                             ---------    ----------    ---------    ---------    ---------    ---------    --------
Type of Coverage:
Commercial Automobile (Trucking).........       70.7%         70.2%        66.5%        70.4%        78.4%        82.5%       91.4%
Workers' Compensation....................       70.8          69.4         72.4         81.2         93.2         89.0        90.3
Financial Indemnity......................       51.7          44.5         47.6         51.0         41.1         39.0        33.6
Property.................................       53.6          51.4         56.2         59.1         51.5         59.5        54.1
General Liability........................       98.5         141.7        108.6         89.5         67.6         71.0        64.7
Other....................................       61.6%         62.6%        59.3%        52.2%        66.9%        68.5%       58.4%
                                             =========    ==========    =========    =========    =========    =========    ========

Average Mortgage Guaranty paid claims, and certain delinquency ratio data are shown below:

                                              Quarters Ended
                                                 March 31,                              Years Ended December 31,
                                           ----------------------    ---------------------------------------------------------------
                                             2005         2004          2004         2003         2002          2001         2000
                                           ---------    ---------    ----------   ----------    ---------    ----------    ---------
Average Paid Claim Amount: (1)
   Traditional Primary.............        $ 24,384     $ 22,786     $  23,920    $  22,339     $ 20,693     $  19,221     $ 21,551
   Bulk (2)........................        $ 20,561     $ 18,762     $  19,885    $  29,293     $     -      $      -      $     -
   ---------------
   (1) Amounts are in whole dollars.
   (2) Due to the relative immaturity of the bulk business, the above trend may prove to be highly volatile.

Delinquency Ratio:
   Traditional Primary.............           3.75%        3.67%         4.11%        3.95%        3.43%         2.84%        2.50%
   Bulk                                       3.79%        5.62%         4.59%        4.76%        3.28%          .33%           -%

Traditional Primary Delinquency Ratios for Top Ten States (3):

   Florida.........................            2.5%          3.1%         3.2%         3.5%         3.6%          3.4%         3.4%
   Texas...........................            4.5           4.3          5.0          4.6          3.9           3.2          2.7
   Georgia.........................            5.1           4.6          5.6          4.9          3.9           2.9          2.9
   Illinois........................            3.5           3.6          3.8          4.0          3.3           2.9          2.6
   North Carolina..................            4.4           4.5          4.9          4.7          4.0           3.0          2.4
   California......................            1.7           2.3          2.1          2.8          2.9           3.1          2.9
   Ohio............................            7.2           6.6          7.6          6.9          4.9           3.8          3.2
   Pennsylvania....................            4.0           3.8          4.4          3.8          3.3           2.5          2.3
   Minnesota.......................            3.4           2.5          3.5          2.5          2.1           1.9          1.1
   Arizona.........................            2.4%          3.1%         2.8%         3.4%         3.3%          2.7%         1.8%

---------------
(3) As determined by risk in force as of December 31, 2004. These 10 states represent approximately 50% of risk in force as of that date.

     The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003 reflecting increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity and a small increase in 2001 was largely the result of a moderately higher loan default rate factor. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

Expenses: Underwriting, Acquisition and Other Expenses

     The ratio of consolidated underwriting, acquisition, and other expenses to net premiums and fees earned was 44.6% and 47.7% in the first quarters of 2005 and 2004, respectively. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three business segments. The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                28.1%            29.6%           92.4%             47.7%
     2001.............................................                26.7             27.5            87.2              46.5
     2002.............................................                25.8             32.3            85.6              47.9
     2003.............................................                25.5             24.8            84.6              48.5
     2004.............................................                24.6             25.6            90.5              47.3
Quarters Ended March 31:
     2004.............................................                26.0             29.1            91.0              47.7
     2005.............................................                24.7%            23.1%           91.2%             44.6%
                                                              ==============    =============     ===========     =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities. The slight downtrend in the General Insurance Group's expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The mortgage guaranty segment's expense ratio decreased in 2003 and 2001 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. The decline in the first quarter 2005 ratio reflects this segments' share of the aforementioned 2004 stock option costs, as well as further reduction in compensation costs in the latest quarter. Decreased title sales volume led to a higher expense ratio in the first quarter 2005 despite a decrease in underwriting costs, while increased title sales volume in 2003 and 2002 led to a lower expense ratio for those years. The increase in the 2004 ratio results from the final settlement of consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................               106.0%            44.6%           96.0%             91.6%
     2001.............................................               102.0             43.6            91.2              88.9
     2002.............................................                98.4             46.4            90.6              88.1
     2003.............................................                93.3             47.5            90.4              86.4
     2004.............................................                90.7             61.1            96.3              89.3
Quarters Ended March 31:
     2004.............................................                93.0             58.6            97.0              89.3
     2005.............................................                92.1%            55.3%           97.2%             88.5%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 32.2% and 32.7% in the first quarter of 2005 and 2004, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and its principal financial officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the above referenced evaluation period.

Changes in Internal Control Over Financial Reporting

     During the three month period ended March 31, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5 - Other Information
--------------------------

     On February 16, 2005, Kurt W. Kreyling, a director of the Company since 1974, informed the Company that he was retiring from the Board of Directors effective February 28, 2005. Mr. Kreyling is 83 and was one of the Company's longest serving directors.

     On March 2, 2005, Anthony F. Colao, a director of the Company since 1987, indicated that he was retiring from the Board of Directors effective as of that date. Mr. Colao is 77 and will continue to serve as a consultant to the Company.

     Following their retirements, the Board of Directors moved to reduce the size of the Board from fifteen to thirteen directors.


Item 6 - Exhibits
-----------------

(a) Exhibits

     31.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1  Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to
           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                         Old Republic International Corporation
                                        ----------------------------------------
                                                     (Registrant)


Date:  May 10, 2005
     ----------------

                                                /s/ Karl W. Mueller
                                        ----------------------------------------
                                                    Karl W. Mueller
                                               Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
     No.          Description
--------------    --------------------------------------------------------------

    31.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.