Form 10-K/A
period 2004-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-06-13
CIK 74260

As in effect
3/1/61

                                  FORM 10-K/A3

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


                                 AMENDMENT NO. 3
                                              ---


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 2004 on
                                                   ----------------------
     Form 10-K as set forth in the pages attached hereto: (List all such items,
     ---------
     financial statements, exhibits or other portions amended)


                                    SEE INDEX



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OLD REPUBLIC INTERNATIONAL CORPORATION
                                         --------------------------------------
                                                      (Registrant)


Date: June 13, 2005                      By: /s/ Karl W. Mueller
      -------------                         -----------------------------------
                                                        (Signature)
                                                      Karl W. Mueller
                                                 Senior Vice President and
                                                  Chief Financial Officer











                                 Total Pages: 2
                                             ---

                                     INDEX




EXHIBITS
--------

   99.1 Old Republic International Corporation Audit Committee Charter (Revised)