Form 10-Q
period 2005-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-08-09
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended: June 30, 2005 or

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


Commission File Number: 001-10607
                        ---------


                     OLD REPUBLIC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     No. 36-2678171
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


307 North Michigan Avenue, Chicago, Illinois               60601
--------------------------------------------  ----------------------------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_/ No:___



                                                      Shares Outstanding
              Class                                      June 30, 2005
---------------------------------              ---------------------------------
   Common Stock / $1 par value                            182,912,978










                        There are 33 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                       Report on Form 10-Q / June 30, 2005

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                        --------

PART I   FINANCIAL INFORMATION:

           CONSOLIDATED BALANCE SHEETS                                      3

           CONSOLIDATED STATEMENTS OF INCOME                                4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7 - 11

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
             RESULTS OF OPERATIONS                                       12 - 29

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       30

           CONTROLS AND PROCEDURES                                         30

PART II  OTHER INFORMATION:

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    31

           ITEM 6 - EXHIBITS                                               31

SIGNATURE                                                                  32

EXHIBIT INDEX                                                              33

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                              June 30,               December 31,
                                                                                                2005                    2004
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,534.4 and $6,273.2)............       $           6,676.4     $          6,455.9
Equity securities (at fair value)(cost: $366.2 and $396.8)........................                     416.5                  459.0
Short-term investments (at fair value which approximates cost)....................                     449.9                  388.6
Miscellaneous investments.........................................................                      60.5                   54.4
                                                                                         --------------------    -------------------
    Total.........................................................................                   7,603.5                7,358.1
Other investments.................................................................                      13.2                   13.4
                                                                                         --------------------    -------------------
    Total investments.............................................................                   7,616.7                7,371.6
                                                                                         --------------------    -------------------

Other Assets:
Cash..............................................................................                      56.8                   60.5
Securities and indebtedness of related parties....................................                      67.4                   60.2
Accrued investment income.........................................................                      88.6                   87.3
Accounts and notes receivable.....................................................                     576.0                  543.9
Federal income tax recoverable: Current...........................................                      44.2                   -
Reinsurance balances and funds held...............................................                      73.7                   92.5
Reinsurance recoverable: Paid losses..............................................                      54.5                   53.3
                         Policy and claim reserves................................                   1,954.3                1,793.2
Deferred policy acquisition costs.................................................                     230.2                  232.3
Sundry assets.....................................................................                     281.5                  275.6
                                                                                         --------------------    -------------------
                                                                                                     3,427.6                3,199.2
                                                                                         --------------------    -------------------
Total Assets......................................................................       $          11,044.4     $         10,570.8
                                                                                         ====================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses............................................       $           4,706.4     $          4,403.5
Unearned premiums.................................................................                     920.4                  903.1
Other policyholders' benefits and funds...........................................                     174.0                  175.9
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals.........................................                   5,800.9                5,482.6
Commissions, expenses, fees and taxes.............................................                     186.0                  235.9
Reinsurance balances and funds....................................................                     167.2                  157.8
Federal income tax payable: Current...............................................                      -                       8.4
                            Deferred..............................................                     563.1                  554.5
Debt..............................................................................                     142.7                  143.0
Sundry liabilities................................................................                     115.3                  122.7
Commitments and contingent liabilities............................................                      -                      -
                                                                                         --------------------    -------------------
    Total Liabilities.............................................................                   6,975.4                6,705.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1)...................................................                      -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)..................................................................                     185.7                  185.4
Additional paid-in capital........................................................                     278.8                  270.4
Retained earnings.................................................................                   3,471.9                3,240.1
Accumulated other comprehensive income ...........................................                     142.3                  179.5
Treasury stock (at cost) (1)......................................................                     (10.0)                 (10.0)
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity.............................................                   4,068.9                3,865.6
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock, and Common Shareholders' Equity...........       $          11,044.4     $         10,570.8
                                                                                         ====================    ===================

(1)At June 30, 2005 and December 31, 2004, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 185,778,560 at June 30, 2005 and 185,429,127 at December 31, 2004 were issued and outstanding. At June 30, 2005 and December 31, 2004, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,582 as of both June 30, 2005 and December 31, 2004.

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
$ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended                      Six Months Ended
                                                                         June 30,                             June 30,
                                                             ----------------------------------   ----------------------------------
                                                                  2005               2004              2005               2004
                                                             ---------------    ---------------   ---------------    ---------------
  Revenues:
  Net premiums earned...................................     $        761.7     $        691.0    $      1,478.8     $      1,351.8
  Title, escrow, and other fees.........................               85.9               89.7             157.7              155.5
                                                             ---------------    ---------------   ---------------    ---------------
      Total premiums and fees...........................              847.6              780.8           1,636.5            1,507.4
  Net investment income.................................               75.8               71.2             151.2              141.8
  Other income..........................................                8.5               10.0              16.5               19.7
                                                             ---------------    ---------------   ---------------    ---------------
      Total operating revenues..........................              932.1              862.1           1,804.4            1,668.9
  Realized investment gains.............................               12.8                4.9              20.8               20.5
                                                             ---------------    ---------------   ---------------    ---------------
      Total revenues....................................              944.9              867.1           1,825.2            1,689.5
                                                             ---------------    ---------------   ---------------    ---------------

  Benefits, Claims and Expenses:
  Benefits, claims, and settlement expenses.............              367.2              315.6             713.0              617.5
  Dividends to policyholders............................                2.1                 .4               2.8                 .6
  Underwriting, acquisition, and other expenses.........              385.2              371.5             748.5              731.6
  Interest and other charges............................                2.7                2.2               4.7                4.3
                                                             ---------------    ---------------   ---------------    ---------------
       Total expenses...................................              757.4              689.8           1,469.1            1,354.1
                                                             ---------------    ---------------   ---------------    ---------------
  Income before income taxes ...........................              187.5              177.2             356.0              335.3
                                                             ---------------    ---------------   ---------------    ---------------

  Income Taxes:
  Currently payable (recoverable).......................               (1.8)              53.3              42.4               98.9
  Deferred..............................................               17.0                4.8              27.0               10.9
                                                             ---------------    ---------------   ---------------    ---------------
      Total.............................................               15.2               58.1              69.4              109.9
                                                             ---------------    ---------------   ---------------    ---------------
  Net Income............................................     $        172.3     $        119.0    $        286.6     $        225.4
                                                             ===============    ===============   ===============    ===============

  Net Income Per Share:
      Basic.............................................     $          .94     $          .65    $         1.56     $         1.24
                                                             ===============    ===============   ===============    ===============
      Diluted...........................................     $          .93     $          .65    $         1.55     $         1.22
                                                             ===============    ===============   ===============    ===============

      Average shares outstanding: Basic.................        182,903,826        182,123,337       182,893,037        182,118,799
                                                             ===============    ===============   ===============    ===============
                                  Diluted...............        184,952,330        184,218,883       184,913,845        184,387,307
                                                             ===============    ===============   ===============    ===============

  Dividends Per Common Share:
      Cash  ............................................     $         .170     $         .130    $         .300     $         .243
                                                             ===============    ===============   ===============    ===============
























See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Quarters Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                              ---------------------------------    ---------------------------------
                                                                   2005               2004              2005               2004
                                                              ---------------    --------------    ---------------    --------------
Net income as reported.................................       $        172.3     $       119.0     $        286.6     $       225.4
                                                              ---------------    --------------    ---------------    --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment.............                (1.5)              (1.4)              (2.9)             (2.8)
                                                              ---------------    --------------    ---------------    --------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period...                 79.2            (165.6)             (31.7)           (124.3)
     Less: elimination of pretax realized gains
         included in income as reported................                 12.8               4.9               20.8              20.5
                                                              ---------------    --------------    ---------------    --------------
      Pretax unrealized gains (losses) on securities
         carried at market value.......................                 66.4            (170.5)             (52.5)           (144.9)
     Deferred income taxes (credits)...................                 23.4             (59.7)             (18.1)            (50.7)
                                                              ---------------    --------------    ---------------    --------------
     Net unrealized gains (losses) on securities.......                 43.0            (110.8)             (34.3)            (94.1)
                                                              ---------------    --------------    ---------------    --------------
   Net adjustments.....................................                 41.4            (112.2)             (37.2)            (96.9)
                                                              ---------------    --------------    ---------------    --------------

Comprehensive income...................................       $        213.7     $         6.7     $        249.3     $       128.4
                                                              ===============    ==============    ===============    ==============









































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income................................................................................       $       286.6      $       225.4
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs.......................................................                 2.0              (13.2)
    Premiums and other receivables..........................................................               (32.2)             (32.0)
    Unpaid claims and related items.........................................................               154.2              131.1
    Other policyholders' benefits and funds.................................................                 2.6               57.8
    Income taxes............................................................................               (25.8)              42.4
    Reinsurance balances and funds..........................................................                27.0                9.8
    Realized investment gains...............................................................               (20.8)             (20.5)
    Accounts payable, accrued expenses and other............................................               (22.5)              11.9
                                                                                                   --------------     --------------
  Total.....................................................................................               371.2              412.7
                                                                                                   --------------     --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls.............................................................               399.1              303.1
     Sales..................................................................................               135.1               51.4
  Sales of:
     Equity securities......................................................................                69.5               40.0
     Other investments......................................................................                 1.1                2.1
     Fixed assets for company use...........................................................                 4.9                 .6
  Cash and short-term investments of subsidiary acquired....................................                 1.2               -
  Purchases of:
     Fixed maturity securities..............................................................              (812.1)            (733.6)
     Equity securities......................................................................               (28.5)             (23.6)
     Other investments......................................................................                (2.8)               (.8)
     Fixed assets for company use...........................................................               (22.2)              (7.3)
     Investment in affiliates...............................................................                (9.7)              (1.4)
  Other-net.................................................................................                  .4                2.6
                                                                                                   --------------     --------------
  Total.....................................................................................              (263.8)            (366.9)
                                                                                                   --------------     --------------

Cash flows from financing activities:
  Issuance of debentures and notes..........................................................                 1.0               -
  Issuance of common shares.................................................................                 5.5                9.0
  Redemption of debentures and notes........................................................                (1.1)               (.4)
  Dividends on common shares................................................................               (54.8)             (44.2)
  Other-net.................................................................................                 (.3)              (2.5)
                                                                                                   --------------     --------------
  Total.....................................................................................               (49.7)             (38.2)
                                                                                                   --------------     --------------

Increase (decrease) in cash and short-term investments                                                      57.5                7.5
  Cash and short-term investments, beginning of period......................................               449.2              451.2
                                                                                                   --------------     --------------
  Cash and short-term investments, end of period............................................       $       506.8      $       458.7
                                                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:    Interest .............................................       $         4.7      $         4.2
                                                                                                   ==============     ==============
                                      Income taxes..........................................       $        94.1      $        66.5
                                                                                                   ==============     ==============











See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1. Accounting Policies and Basis of Presentation:

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") as described in the Corporation's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results were recorded for the interim periods.

2. Common Share Data:

   (a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                       Quarters Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                               --------------------------------    ---------------------------------
                                                                    2005              2004              2005               2004
                                                               --------------    --------------    --------------    ---------------
     Numerator:
        Net Income ......................................      $       172.3     $       119.0     $       286.6     $        225.4
                                                               --------------    --------------    --------------    ---------------

        Numerator for basic earnings per share -
          income available to common stockholders........              172.3             119.0             286.6              225.4
                                                               --------------    --------------    --------------    ---------------

        Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions......................      $       172.3     $       119.0     $       286.6     $        225.4
                                                               ==============    ==============    ==============    ===============

     Denominator:
        Denominator for basic earnings per share
           weighted-average shares (1) ..................        182,903,826       182,123,337       182,893,037        182,118,799

        Effect of dilutive securities - stock options....          2,048,504         2,095,546         2,020,808          2,268,508
                                                               --------------    --------------    --------------    ---------------

        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions (1)........................        184,952,330       184,218,883       184,913,845        184,387,307
                                                               ==============    ==============    ==============    ===============

     Earnings per share:    Basic........................      $         .94     $         .65     $        1.56     $         1.24
                                                               ==============    ==============    ==============    ===============
                            Diluted......................      $         .93     $         .65     $        1.55     $         1.22
                                                               ==============    ==============    ==============    ===============

    (1) Common share data has been retroactively adjusted to reflect all stock dividends and splits.

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

                                                                       Quarters Ended                      Six Months Ended
                                                                          June 30,                             June 30,
                                                               --------------------------------    ---------------------------------
                                                                    2005              2004              2005               2004
                                                               --------------    --------------    --------------    ---------------
     Comparative data:
       Net income:
          As reported.....................................      $      172.3     $       119.0     $       286.6     $        225.4
          Add: Stock-based compensation expense
              included in reported income, net of
              related tax effects.........................                .8                .4               1.3                4.6
          Deduct: Total stock-based employee
              compensation expense determined
              under the fair value based method
              for all awards, net of related tax effects..               1.5                .5               5.4               10.0
                                                               --------------    --------------    --------------    ---------------
          Pro forma basis.................................     $       171.6     $       118.9     $       282.4     $        220.0
                                                               ==============    ==============    ==============    ===============
       Basic earnings per share:
          As reported.....................................     $         .94     $         .65     $        1.56     $         1.24
          Pro forma basis.................................               .94               .65              1.54               1.21
       Diluted earnings per share:
          As reported.....................................               .93               .65              1.55               1.22
          Pro forma basis.................................     $         .93     $         .65     $        1.53     $         1.19
                                                               ==============    ==============    ==============    ===============

   Expense recognition of stock options granted in 2003, 2004 and 2005 reduced earnings per share by less than one cent per share in the second quarter 2005 and by one cent per share in the first six months of 2005. Stock option expense recognition reduced earnings per share by less than one cent per share in the second quarter of 2004 and two cents per share for the first six months of 2004.

   Options were granted during the second quarter of 2005 and first quarter of 2004 for 1,618,000 and 1,990,500 shares of common stock, respectively.
   Options outstanding as of June 30, 2005 and 2004 were 10,502,099 and 9,730,924, respectively. The maximum number of options available for future issuance as of June 30, 2005 is 472,679.

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

   The Company believes that the reduction to fully diluted earnings per share will be immaterial when calculated using the modified prospective transition method.

3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $136.3 at June 30, 2005. Unrealized appreciation of investments, before applicable deferred income taxes of $73.7, at June 30, 2005 included gross unrealized gains and (losses) of $238.5 and ($28.4), respectively.

   For the six months ended June 30, 2005 and 2004, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $34.3 and $94.1, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                      Quarters Ended                       Six Months Ended
                                                                         June 30,                              June 30,
                                                            -----------------------------------    ---------------------------------
                                                                 2005               2004               2005               2004
                                                            ---------------    ----------------    --------------     --------------
      Service cost..................................        $          2.1     $           1.5     $         4.2      $         3.4
      Interest cost.................................                   3.0                 2.8               6.1                5.7
      Expected return on plan assets................                  (3.6)               (3.5)             (7.3)              (7.0)
      Recognized loss...............................                    .5                  .6               1.1                1.2
                                                            ---------------    ----------------    --------------     --------------
       Net cost                                             $          2.0     $           1.5     $         4.1      $         3.4
                                                            ===============    ================    ==============     ==============

   The companies are not expecting to make cash or non-cash contributions to their pension plans in calendar year 2005.

   Effective January 1, 2005, both the Old Republic Plan and the Bitco Plan were closed to new employees hired after December 31, 2004. The Title Plan was already closed to new employees. There were no changes to the benefits for employees/beneficiaries already in the Plans.

   Also effective January 1, 2005, the Old Republic International Employees Savings and Stock Ownership Plan ("ESSOP") became a 401K plan. All aspects of the ESSOP remained unchanged, except that employee contributions are now made on a pretax rather than post-tax basis.

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

                                                                                   Quarters Ended               Six Months Ended
                                                                                      June 30,                      June 30,
                                                                             --------------------------    -------------------------
                                                                                 2005           2004          2005           2004
                                                                             -----------    -----------    ----------     ----------
    General Insurance Group:
      Net premiums earned.............................................       $    461.3     $    396.2     $   892.4      $   772.8
      Net investment income and other income .........................             51.8           48.8         103.3           97.7
                                                                             -----------    -----------    ----------     ----------
         Total revenues before realized gains.........................       $    513.2     $    445.1     $   995.8      $   870.6
                                                                             ===========    ===========    ==========     ==========
      Income before taxes (credits) and realized
           investment gains...........................................       $     86.4     $     83.3     $   171.3      $   157.6
                                                                             ===========    ===========    ==========     ==========
      Income tax expense (credits) on above (1).......................       $    (19.0)    $     26.3     $     7.7      $    49.4
                                                                             ===========    ===========    ==========     ==========


    Mortgage Insurance Group:
      Net premiums earned.............................................       $    108.5     $    100.4     $   213.9      $   199.1
      Net investment income and other income .........................             21.7           22.3          43.3           43.7
                                                                             -----------    -----------    ----------     ----------
         Total revenues before realized gains.........................       $    130.3     $    122.7     $   257.3      $   242.9
                                                                             ===========    ===========    ==========     ==========
      Income before taxes and realized investment gains...............       $     67.9     $     59.5     $   132.5      $   116.9
                                                                             ===========    ===========    ==========     ==========
      Income tax expense on above ....................................       $     22.8     $     20.0     $    44.4      $    39.4
                                                                             ===========    ===========    ==========     ==========

    Title Insurance Group:
      Net premiums earned.............................................       $    175.7     $    178.9     $   335.7      $   347.3
      Title, escrow and other fees....................................             85.9           89.7         157.7          155.5
                                                                             -----------    -----------    ----------     ----------
         Sub-total....................................................            261.7          268.7         493.4          502.8
      Net investment income and other income .........................              6.5            6.7          13.1           13.2
                                                                             -----------    -----------    ----------     ----------
         Total revenues before realized gains (losses)................       $    268.2     $    275.4     $   506.6      $   516.1
                                                                             ===========    ===========    ==========     ==========
      Income before taxes and realized investment
          gains (losses)..............................................       $     22.8     $     31.0     $    35.6      $    44.3
                                                                             ===========    ===========    ==========     ==========
      Income tax expense on above.....................................       $      7.8     $     10.8     $    12.0      $    15.2
                                                                             ===========    ===========    ==========     ==========

    Consolidated Revenues:
      Total revenues of above Company segments........................       $    911.8     $    843.3     $ 1,759.8      $ 1,629.6
      Other sources (2)...............................................             22.7           19.6          48.9           41.0
      Consolidated net realized investment gains......................             12.8            4.9          20.8           20.5
      Elimination of intersegment revenues (3)........................             (2.4)           (.8)         (4.3)          (1.7)
                                                                             -----------    -----------    ----------     ----------
         Consolidated revenues........................................       $    944.9     $    867.1     $ 1,825.2      $ 1,689.5
                                                                             ===========    ===========    ==========     ==========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments..............................       $    177.2     $    173.9     $   339.6      $   318.9
      Other sources - net (2).........................................             (2.6)          (1.6)         (4.3)          (4.1)
      Consolidated net realized investment gains......................             12.8            4.9          20.8           20.5
                                                                             -----------    -----------    ----------     ----------
         Consolidated income before income taxes......................       $    187.5     $    177.2     $   356.0      $   335.3
                                                                             ===========    ===========    ==========     ==========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments (1)                 $     11.5     $     57.2     $    64.2      $   104.1
      Other sources - net (2).........................................              (.8)           (.7)         (2.0)          (1.7)
      Income tax expense on consolidated
                net realized investment gains.........................              4.5            1.7           7.2            7.5
                                                                             -----------    -----------    ----------     ----------
         Consolidated income tax expense..............................       $     15.2     $     58.1     $    69.4      $   109.9
                                                                             ===========    ===========    ==========     ==========

                                                                                                June 30,             December 31,
                                                                                                  2005                  2004
                                                                                           -------------------    ------------------
    Consolidated Assets:
         General.......................................................................    $          7,645.4     $         7,222.8
         Mortgage......................................................................               2,171.9               2,205.9
         Title.........................................................................                 739.9                 753.0
         Other - net (2)...............................................................                 486.9                 388.9
                                                                                           -------------------    ------------------
         Consolidated .................................................................    $         11,044.4     $        10,570.8
                                                                                           ===================    ==================

----------

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1)General Insurance tax expense was reduced by $45.9 in the second quarter and six months ended June 30, 2005 as discussed in note 7(b).
(2)Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.
(3)Represents consolidation eliminating adjustments.


6. Commitments and Contingent Liabilities:

   Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

   Purported class actions have been filed in state courts in Ohio and Florida against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC"). Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in New York and Florida. Plaintiffs allege that, pursuant to rate schedules filed by ORNTIC with insurance regulators, ORNTIC was required to, but failed to give consumers a reissue credit on the premiums charged for title insurance covering mortgage refinancing transactions. The actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against these actions, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the actions proceed to their conclusions. The Ohio case has been stayed, pending an appeal in a similar action against another title insurer.

   An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC filed a motion to compel arbitration of the dispute with the named plaintiff. The motion was denied and RMIC has filed an appeal, which is pending.

7. Income Taxes

   (a) In April, 2004 the Internal Revenue Service ("IRS") issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. After reviewing the IRS' calculations, the Company concluded that its claim reserves were calculated consistently and provided a fair and reasonable estimate of its unpaid losses. The Company vigorously defended the validity of the claim reserve deductions taken in its tax returns, and the matter was assigned to an IRS Appeals Officer for resolution. By letter dated July 5, 2005, the IRS Appeals Office confirmed an agreement reached with the Company whereby tax years 1988 through 2000 will be closed without adjustment to the claim reserve deductions as originally filed in the corresponding tax returns.

   (b) The Company obtained a favorable resolution on its claim for a Federal income tax refund pertaining to the three years ended December 31, 1990. As a result, a combined recovery of income taxes and related accumulated interest of $57.9 was recorded in the second quarter of 2005. The net of tax effect of this recovery resulted in a non-recurring addition to net income of $45.9 in the second quarter and six months ended June 30, 2005.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2005 and 2004
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

                                    OVERVIEW
--------------------------------------------------------------------------------

   This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.2% of consolidated revenues for the six months ended June 30, 2005 and 2.2% of consolidated assets as of June 30, 2005, is included within the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual consolidated financial statements and the footnotes appended to them.

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

   Old Republic's consolidated net operating earnings before net realized investment gains, amounted to $163.9, or 89 cents per share, for the second quarter of 2005, up 41.6 percent from $115.7, or 63 cents per share in the same period of 2004. For the first six months of 2005, net operating earnings before net realized investment gains, amounted to $273.0, or $1.48 per share, up 28.5 percent from $212.4 or $1.15 per share in the same period of 2004. Earnings for both 2005 periods include a non-recurring recovery of income taxes and related accumulated interest of $57.9, $45.9, net of tax or 25 cents per share. The recovery stems from a recent favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990. Additionally, the increases reflect improved performance by the Company's General and Mortgage Guaranty insurance segments. Year-over-year these two segments generated greater underwriting income as well as moderate growth of investment income. Inclusive of net realized investment gains, net income for this year's second quarter amounted to $172.3, or 93 cents per share, versus $119.0, or 65 cents per share in the year-ago period. Net income for this year's first half amounts to $286.6, or $1.55 per share, versus $225.4, or $1.22 per share in the first half of 2004. Pretax earnings in last year's first six months were affected adversely by required non-recurring stock option compensation charges of $5.6 (or 2 cents per share after tax), representing the expense of a vesting acceleration of stock option compensation costs in the first quarter of 2004.

     The major components of pretax income and resulting consolidated GAAP net income discussed in this report were as follows:

                                                         Quarters Ended June 30,                    Six Months Ended June 30,
                                                  ---------------------------------------    ---------------------------------------
                                                                                  %                                          %
                                                     2005         2004          Change          2005         2004          Change
                                                  ---------    ----------    ------------    ----------    ---------    ------------
Pretax operating income (loss):
   General ...............................        $   86.4     $    86.3            3.8%     $   171.3     $  157.6            8.7%
   Mortgage Guaranty .....................            67.9          59.5           14.2          132.5        116.9           13.3
   Title .................................            22.8          31.0          (26.4)          35.6         44.3          (19.5)
   Corporate and other....................            (2.6)         (1.6)                         (4.3)        (4.1)
Realized investment gains.................            12.8           4.9                          20.8         20.5
                                                  ---------    ----------                    ----------    ---------
Consolidated pretax income ...............           187.5         177.2            5.8          356.0        335.3            6.2
   Income taxes...........................            15.2          58.1          (73.9)          69.4        109.9          (36.8)
                                                  ---------    ----------    ------------    ----------    ---------    ------------
Net income................................        $  172.3     $   119.0           44.8%     $   286.6     $  225.4           27.2%
                                                  =========    ==========    ============    ==========    =========    ============

Components of Diluted
 Earnings Per Share:
  Net operating income before non-
       recurring income tax benefit ......        $    .64     $     .63            1.6%     $    1.23     $   1.15            7.0%
  Non-recurring income tax benefit .......             .25          -                              .25         -
                                                  ---------    ----------                    ----------    ---------
                                                       .89           .63           41.3           1.48         1.15           28.7
   Net realized gains ....................             .04           .02                           .07          .07
                                                  ---------    ----------                    ----------    ---------
   Net income ............................        $    .93     $     .65           43.1%     $    1.55     $   1.22           27.0%
                                                  =========    ==========    ============    ==========    =========    ============

   Consolidated revenues in the second quarter of 2005 totaled $944.9, up 9.0 percent from $867.1 in the same period of 2004. For the first six months of 2005, consolidated revenues totaled $1,825.2, up 8.0 percent from $1,689.5 in the first half of 2004. Net premiums and fees earned were $847.6 and $1,636.5, respectively, in this year's second quarter and first six months versus $780.8 and $1,507.4 earned in the same year-ago periods.

   Old Republic's General Insurance Group, which underwrites principally commercial property and liability insurance coverages, reported a 3.8 percent increase in pretax operating income to $86.4 for this year's second quarter and a 8.7 percent increase to $171.3 for the first six months of 2005. This compares to $83.3 and $157.6 earned during the same periods of 2004. Net premiums earned in this year's second quarter were $461.3, up 16.4 percent from $396.2 a year ago, while the first six months of 2005 reflects $892.4, up 15.5 percent from $772.8 in the same 2004 period. The composite underwriting ratio for the second quarter of 2005 reflected a moderate increase to 91.4 percent when compared to
89.2 percent registered in the second quarter of 2004. The composite underwriting ratio for the first six months of 2005 was 91.7 percent, up slightly from the 91.0 percent posted in the same 2004 period. Favorable underwriting results continue and reflect basically stable overall claim costs as well as firm expense controls.

   Mortgage Guaranty Group operations posted double digit rises of 14.2 percent in pretax operating income to $67.9 in this year's second quarter and 13.3 percent to $132.5 in this year's first half. Net premium revenues in the most recent quarter and year-to-date periods were $108.5 and $213.9, respectively, up
8.1 percent and 7.4 percent, respectively, from their year-ago levels of $100.4 and $199.1. Most of the improvement in mortgage guaranty operations stemmed from the basic underwriting and related services function of the business.

   The composite underwriting ratios in the second quarter and first six months of 2005 were 53.5 percent and 54.4 percent, respectively, compared to 57.4 percent and 58.1 percent posted in the same periods of 2004. The claim ratio of
31.5 percent was slightly lower than the 32.0 percent posted in the second quarter of 2004, while the 31.9 percent posted for the first half of 2005 was slightly higher than the 30.8 percent reflected in the first six months of 2004. Year-over-year claim ratio comparisons reflect basic stability in paid loss trends, claim frequency and severity patterns, all of which appear to have leveled off in the three most recent quarters. Profitability was also affected favorably by the combination of lower contract underwriting costs, some reductions in variable sales expenses, and continued attention to operating efficiencies. Year-over-year comparisons also benefited from the absence of stock option expense acceleration costs of $2.0 that burdened first half 2004 operations to the extent of 100 basis points in the expense ratio. Most of the decline in the expense ratios reflected this segment's share of the aforementioned 2004 stock option costs, expense reductions and continued attention to operating efficiencies.

   Old Republic's Title Insurance Group reflected slight variations in the key components of its pretax operating income, which dropped to $22.8 and $35.6 in this year's second quarter and first half. Premium and fee revenues were down slightly at $261.7 and $493.4 for the 2005 periods. All of the shortfall in this year's title operating income stemmed from the basic underwriting and related services operations. While claim costs remained relatively stable, operating expense reductions have been more difficult to achieve in light of slightly negative premium and fee revenue trends. Indicative of the drop in title premium and fee revenues, the number of closed transactions for the Company's directly produced business were 6.6 percent and 9.8 percent lower in this year's first and second quarter, respectively, and 8.3 percent less in the first half of the year when compared to the same periods of 2004. These reduced production levels are generally attributable to a continued drop in refinance transactions, as well as more subdued new and resale housing activity in 2005 to date. In combination, these factors produced slightly higher composite ratios of 93.6 percent and 95.3 percent in this year's second quarter and first half, respectively, compared to 90.7 percent and 93.6 percent for the same periods in 2004.

   Combined results for Old Republic's corporate and other segment which includes its small Life & Health insurance business and net corporate expenses reflected pretax net operating deficits of $2.6 and $4.3 in the second quarter and first half of 2005, respectively. For the second quarter and first half of 2004, the comparable operating deficits amounted to $1.6 and $4.1, respectively. These results are reflective of holding company expenses and debt service costs, investment income on temporary investment holdings, and lower earnings from Old Republic's overall book of term life and accident and health business.

   Consolidated net investment income of $75.8 and $151.2 for the second quarter and first six months of 2005 was up by 6.5 percent and 6.6 percent, respectively, when compared to the preceding year periods due primarily to the benefits of the Company's growing invested asset base. Realized investment gains amounted to $12.8 and $4.9 in the second quarters of 2005 and 2004, respectively, and $20.8 and $20.5 for the first six months of 2005 and 2004, respectively.

   Cash and invested assets at June 30, 2005, totaled $7.76 billion, or $42.44 per share, compared to $7.51 billion, or $41.19 per share, at December 31, 2004. Consolidated operating cash flow remained positive at $371.2 for the first half of 2005, compared to $412.7 in the same period of 2004. The investment portfolio reflects a current allocation of approximately 88 percent in fixed income investments and 5 percent in equities. It contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

   Common shareholders' equity was $4.06 billion at June 30, 2005, compared to $3.86 billion at December 31, 2004, and $3.65 billion at June 30, 2004. Book value per share was $22.25 at the end of June 2005, versus $21.17 at year-end 2004 and $20.07 at June 30, 2004. The year-to-date change in book value reflects principally additions from earnings in excess of dividend requirements, offset by a decline in the value of investment securities carried at market values.

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

   The Company believes that the reduction to fully diluted earnings per share will be immaterial when calculated using the modified prospective transition method.

                               FINANCIAL POSITION

   The Company's financial position at June 30, 2005 reflected increases in assets, liabilities and common shareholders' equity of 4.5%, 4.0% and 5.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.3% and 71.1% of consolidated assets as of June 30, 2005 and December 31, 2004, respectively. Consolidated operating cash flow was positive at $371.2 in this year's first six months compared to the same 2004 period level of $412.7. The decline in 2005 cash flow from operations by comparison to 2004 was due primarily to the timing of payments for income taxes, claims, and the settlement of the Title Insurance Group California litigation. As of June 30, 2005, the invested asset base increased 3.2% to $7,762.2 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

   During the first six months of 2005 and 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2005 and December 31, 2004, approximately 99% of the Company's investments consisted of marketable securities, including $545.7 and $499.3, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At June 30, 2005, Old Republic's commitment to equity securities decreased 9.3% in relation to the related invested balance at year-end 2004, mostly due to the sales of equity securities and a reduction in net unrealized gains. At June 30, 2005, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2005. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

   The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 June 30,            December 31,
                                                                                                   2005                  2004
                                                                                             -----------------     -----------------
Aaa...............................................................................                    35.3%                 32.6%
Aa................................................................................                    18.6                  19.5
A.................................................................................                    27.1                  27.5
Baa...............................................................................                    18.4                  19.8
                                                                                             -----------------     -----------------
         Total investment grade...................................................                    99.4                  99.4
All other (2).....................................................................                      .6                    .6
                                                                                             -----------------     -----------------
         Total....................................................................                   100.0%                100.0%
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


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           June 30, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                   Amortized         Unrealized
                                                                                                      Cost             Losses
                                                                                                  ------------      -------------
Fixed Maturity Securities by Industry Concentration:
Finance...............................................................................            $     157.6       $        2.8
Municipals............................................................................                  402.3                2.3
Consumer Durables.....................................................................                   48.8                1.6
Service...............................................................................                  111.4                1.5
Other (includes 16 industry groups)...................................................                  855.3                8.5
                                                                                                  ------------      -------------
         Total........................................................................            $   1,575.5 (3)   $       17.0
                                                                                                  ============      =============

(3)  Represents 24.1 percent of the total fixed maturity securities portfolio.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           June 30, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                                      Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Equity Securities by Industry Concentration:
Insurance.............................................................................            $      28.4        $       3.7
Service ..............................................................................                    7.2                 .9
Mutual Fund ..........................................................................                   54.3                 .2
                                                                                                  ------------       ------------
         Total........................................................................            $      89.9 (4)    $       4.9 (5)
                                                                                                  ============       ============

(4)  Represents 24.6 percent of the total equity securities portfolio.
(5) Represents 1.3 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 15.1 percent of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      June 30, 2005
                                                         ------------------------------------------------------------------------
                                                                  Amortized Cost
                                                           of Fixed Maturity Securities              Gross Unrealized Losses
                                                         ---------------------------------       --------------------------------
                                                                                 Non-                                   Non-
                                                                              Investment                             Investment
                                                              All             Grade Only             All             Grade Only
                                                         -------------       -------------       ------------       -------------
Maturity Ranges:
     Due in one year or less........................     $      144.0        $        -          $        .3        $        -
     Due after one year through five years..........            859.2                 -                 10.5                 -
     Due after five years through ten years.........            566.4                 -                  5.9                 -
     Due after ten years............................              5.7                 -                    -                 -
                                                         -------------       -------------       ------------       -------------
         Total......................................     $    1,575.5        $        -          $      17.0        $        -
                                                         =============       =============       ============       =============


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       June 30, 2005
                                                          -----------------------------------------------------------------------
                                                                             Amount of Gross Unrealized Losses
                                                          -----------------------------------------------------------------------
                                                                                                                     Total Gross
                                                            Less than           20% to 50%          More than         Unrealized
                                                           20% of Cost           of Cost           50% of Cost           Loss
                                                          -------------       -------------       ------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months...........................     $        7.3        $       -           $      -          $        7.3
         Seven to twelve months......................              5.0                -                  -                   5.0
         More than twelve months.....................              4.6                -                  -                   4.6
                                                          -------------       -------------       ------------      -------------
                  Total..............................     $       17.0        $       -           $      -          $       17.0
                                                          =============       =============       ============      =============
Equity Securities:
         One to six months...........................     $        3.9        $       -           $      -          $        3.9
         Seven to twelve months......................             -                   -                  -                  -
         More than twelve months.....................              1.0                -                  -                   1.0
                                                          -------------       -------------       ------------      -------------
                  Total..............................     $        4.9        $       -           $      -          $        4.9
                                                          =============       =============       ============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months...........................              239                -                  -                   239
         Seven to twelve months......................               87                -                  -                    87
         More than twelve months.....................               56                -                  -                    56
                                                          -------------       -------------       ------------      -------------
                  Total..............................              382                -                  -                   382 (6)
                                                          =============       =============       ============      =============
Equity Securities:
         One to six months...........................                2                -                  -                     2
         Seven to twelve months......................             -                   -                  -                  -
         More than twelve months.....................                1                   1               -                     2
                                                          -------------       -------------       ------------      -------------
                  Total..............................                3                   1               -                     4 (6)
                                                          =============       =============       ============      =============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (June 30, 2005 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(6) At June 30, 2005 the number of issues in an unrealized loss position represent 22.4 percent as to fixed maturities, and 13.3 percent as to equity securities of the total number of such issues held by the Company.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,              December 31,
                                                                                                  2005                    2004
                                                                                            ------------------      ----------------
Maturity Ranges:
     Due in one year or less.......................................................                    5.6%                  12.5%
     Due after one year through five years.........................................                   43.8                   42.9
     Due after five years through ten years........................................                   47.4                   43.5
     Due after ten years through fifteen years.....................................                    3.2                    1.1
     Due after fifteen years.......................................................                      -                      -
                                                                                            ------------------      ----------------
         Total.....................................................................                  100.0%                 100.0%
                                                                                            ==================      ================


Average Maturity...................................................................                 4.7 Years             4.7 Years
                                                                                            ==================      ================
Duration (7).......................................................................                 4.1                   4.1
                                                                                            ==================      ================

(7) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of June 30, 2005 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.1 percent.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              June 30,               December 31,
                                                                                                2005                     2004
                                                                                         ------------------       ------------------
Fixed Maturity Securities:
     Amortized cost................................................................      $         6,534.4        $         6,273.2
     Estimated fair value..........................................................                6,676.4                  6,455.9
                                                                                         ------------------       ------------------
     Gross unrealized gains........................................................                  159.0                    194.5
     Gross unrealized losses.......................................................                  (17.0)                   (11.8)
                                                                                         ------------------       ------------------
         Net unrealized gains .....................................................      $           142.0        $           182.7
                                                                                         ==================       ==================

Equity Securities:
     Cost..........................................................................      $           366.2        $           396.8
     Estimated fair value..........................................................                  416.5                    459.0
                                                                                         ------------------       ------------------
     Gross unrealized gains........................................................                   55.2                     68.6
     Gross unrealized losses.......................................................                   (4.9)                    (6.4)
                                                                                         ------------------       ------------------
         Net unrealized gains......................................................      $            50.2        $            62.2
                                                                                         ==================       ==================

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

     Old Republic's capitalization of $4,211.6 at June 30, 2005 consisted of debt of $142.7 and common shareholders' equity of $4,068.9. The increase in the common shareholders' equity account during the first six months of 2005 reflects primarily the retention of earnings in excess of dividends requirements offset by a decrease in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its March, 2005 meeting the Board of Directors approved a quarterly cash dividend rate of 17 cents per share, up from 13 cents per share, subject to the usual quarterly authorizations.

     At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through June 30, 2005 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which includes branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 40 percent and 39 percent of consolidated title business revenues for the second quarter and first six months of 2005, respectively. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 60 percent and 61 percent of consolidated title premium and fee revenues for the second quarter and first six months of 2005, respectively, is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title        Other         Total          period
                                               ----------    ----------    ---------    ----------    ----------    ------------
   Years Ended December 31:
        2000............................       $   857.8     $   331.4     $  494.0     $    53.4     $ 1,736.8           -2.5%
        2001............................         1,000.2         353.1        625.3          50.6       2,029.5           16.9
        2002............................         1,184.1         376.2        813.4          50.1       2,423.9           19.4
        2003............................         1,379.5         400.9      1,103.8          51.6       2,936.0           21.1
        2004............................         1,623.0         403.2      1,025.2          64.6       3,116.1            6.1
   Six Months Ended June 30:
        2004............................           772.8         199.1        502.8          32.5       1,507.4            9.2
        2005............................           892.4         213.9        493.4          36.6       1,636.5            8.6
   Quarters Ended June 30:
        2004............................           396.2         100.4        268.7          15.4         780.8            8.9
        2005............................       $   461.3      $  108.5     $  261.7     $    16.0     $   847.6            8.6%
                                               ==========    ==========    =========    ==========    ==========    ============

     Consolidated net premiums and fees earned increased by 8.6% in both 2005 periods. Earned premiums in the General Insurance Group grew by 16.4% and 15.5% in the second quarter and first six months of 2005, respectively, as a result of positive pricing and risk selection changes the Company effected during the 2001 to 2003 period in particular, as well as additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income trends reflect improved persistency trends for traditional primary mortgage insurance. Title Group premium and fee revenues were down slightly in both the second quarter and first half of 2005 and are reflective of a continued reduction in mortgage refinancing activity, as well as more subdued new and resale housing activity in 2005 to date.

     The percentage allocation of net premiums earned for major insurance coverage in the General Insurance Group was as follows:

                                                                             Type of Coverage
                                       ---------------------------------------------------------------------------------------------
                                          Comm.
                                          Auto
                                        (mostly        Workers'      Financial                     General
                                        trucking)       Comp.        Indemnity      Property      Liability      Other       Total
                                       -----------    ----------    -----------    ----------    ----------    ---------    --------
Years Ended December 31:
    2000........................            49.7%         16.6%           7.9%         13.7%          5.1%         7.0%       100.0%
    2001........................            45.7          17.4            7.2          12.8           5.4         11.5        100.0
    2002........................            43.0          19.1            8.7          12.9           4.7         11.6        100.0
    2003........................            39.5          20.0           11.7          12.2           5.3         11.3        100.0
    2004........................            37.9          21.8           11.8          11.3           5.8         11.4        100.0
Six Months Ended June 30:
    2004........................            38.1          21.9           12.1          11.5           5.3         11.1        100.0
    2005........................            38.8          21.3           11.6          10.9           5.5         11.9        100.0
Quarters Ended June 30:
    2004........................            38.0          20.4           11.9          11.4           6.2         12.1        100.0
    2005........................            38.9%         20.3%          12.2%         10.8%          5.1%        12.7%       100.0%
                                        ===========   ==========    ===========    ==========    ==========    =========    ========

     The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                     New Insurance Written
                                                -----------------------------------------------------------
                                                 Traditional
                                                   Primary         Bulk           Other           Total
                                                ------------    -----------    ------------    ------------
Years Ended December 31:
    2000................................        $  14,929.7     $     35.3     $   1,594.8     $  16,559.8
    2001................................           25,085.4        2,614.4         3,675.3        31,375.1
    2002................................           30,809.6        5,130.0         7,555.5        43,495.1
    2003................................           37,255.8        6,806.6         5,802.8        49,865.2
    2004................................           24,749.4        4,487.8         7,324.7        36,562.0
Six Months Ended June 30:
    2004................................           13,082.7        1,331.1         6,441.1        20,855.0
    2005................................           10,032.4        5,764.8            43.4        15,840.7
Quarters Ended June 30:
    2004................................            7,183.1        1,290.0         5,276.0        13,749.2
    2005................................        $   5,326.8     $  2,465.2     $       3.5     $   7,795.7
                                                ============    ===========    ============    ============


                                                                    Net Risk In Force
                                               ------------------------------------------------------------
                                                 Traditional
                                                   Primary         Bulk           Other           Total
                                                ------------    -----------    ------------    ------------
As of December 31:
    2000................................         $ 14,840.7     $      8.7     $     271.5     $  15,120.9
    2001................................           15,043.5          167.0           336.9        15,547.4
    2002................................           15,367.6          513.0           450.7        16,331.3
    2003................................           15,329.5          802.2           493.4        16,625.1
    2004................................           15,452.2          834.8           580.9        16,868.0
As of June 30:
    2004................................           15,322.5          792.2           548.5        16,663.3
    2005................................       $   15,126.5     $  1,203.9     $     576.2     $  16,906.7
                                               =============    ===========    ============    ============

Analysis of Traditional Primary Risk in Force:

                                                                                              FICO          Unscored/
   By Fair Isaac & Company ("FICO") Scores (1):            FICO less        FICO 620         greater         Unavail-
                                                            than 620         to 680          than 680          able
                                                          ------------    ------------    -------------    ------------
   As of December 31:
       2000......................................                  -%              -%               -%              -%
       2001......................................                  -               -                -               -
       2002......................................                  -               -                -               -
       2003......................................                8.5            29.2             48.8            13.5
       2004......................................                8.6            31.1             51.4             8.9
   As of June 30:
       2004......................................                8.6            30.3             50.4            10.7
       2005......................................                8.5%           31.6%            52.4%            7.5%
                                                          ============    ============    =============    ============

--------------------
(1) Scores were unavailable for a substantial number of policies in force prior to 2003.

   By Loan to Value ("LTV") Ratio:
                                                                                                               LTV
                                                            LTV less           LTV             LTV           greater
                                                             than 85        85 to 90         90 to 95        than 95
                                                          ------------    ------------    -------------    ------------
   As of December 31:
       2000......................................                5.4%           38.2%            50.3%            6.1%
       2001......................................                5.7            37.6             48.8             7.9
       2002......................................                6.0            37.3             47.0             9.7
       2003......................................                6.4            37.3             43.8            12.5
       2004......................................                5.7            36.8             42.0            15.5
   As of Ended June 30:
       2004......................................                6.1            37.1             43.0            13.8
       2005......................................                5.5%           37.0%            40.6%           16.9%
                                                          ============    ============    =============    ============

   By Type of Loan Documentation:                               Full                Reduced
                                                            Documentation        Documentation
                                                          -----------------    -----------------
   As of December 31:
       2000......................................                   100.0%                   -%
       2001......................................                    99.4                   .6
       2002......................................                    96.7                  3.3
       2003......................................                    94.4                  5.6
       2004......................................                    93.2                  6.8
   As of June 30:
       2004......................................                    93.9                  6.1
       2005......................................                    92.0%                 8.0%
                                                          =================    =================

                                                             Earned Premiums                   Persistency
                                                     ----------------------------    -----------------------------
                                                                                     Traditional
                                                        Direct            Net          Primary          Bulk (2)
                                                     ------------    ------------    ------------     ------------
Years Ended December 31:
    2000......................................       $     359.0     $     331.4           82.1%               -%
    2001......................................             390.9           353.1           65.3                -
    2002......................................             432.4           376.2           59.1             71.7
    2003......................................             467.3           400.9           46.0             31.8
    2004......................................             483.6           403.2           64.5             55.7
Six Months Ended June 30:
    2004......................................             238.3           199.1           54.8             41.9
    2005......................................             252.7           213.9           66.6%            55.0%
                                                                                      ============     ============
Quarters Ended June 30:
    2004......................................             119.8           100.4
    2005......................................       $     128.1     $     108.5
                                                     ============    ============

-----------------------
(2) Due to the relative immaturity of the bulk business, the above trend may prove to be highly volatile.

     The following table indicates the percentage allocation of Title Group premium and fee revenues by production sources:

                                                                         Independent
                                                          Direct        Title Agents &
                                                        Operations          Other               Total
                                                     ---------------   ---------------     --------------
Years Ended December 31:
    2000......................................                45.8%             54.2%             100.0%
    2001......................................                47.4              52.6              100.0
    2002......................................                43.7              56.3              100.0
    2003......................................                40.0              60.0              100.0
    2004......................................                38.1              61.9              100.0
Six Months Ended June 30:
    2004......................................                38.9              61.1              100.0
    2005......................................                39.2              60.8              100.0
Quarters Ended June 30:
    2004......................................                41.8              58.2              100.0
    2005......................................                39.9%             60.1%             100.0%
                                                     ===============   ===============     ==============

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

                                                                                                             Market      Invested
                                                           Invested Assets at Cost                            Value      Assets at
                                     -------------------------------------------------------------------     Adjust-      Market
                                      General        Mortgage       Title        Other          Total         ment         Value
                                     ----------    -----------    ---------    ----------    -----------   ----------   ------------
As of December 31:
     2000......................      $ 3,112.3     $  1,333.6     $  373.7     $   149.5     $  4,969.2    $    98.0    $   5,067.2
     2001......................        3,198.8        1,542.3        423.9         150.1        5,315.0        219.7        5,534.8
     2002......................        3,446.0        1,700.9        489.6         226.9        5,863.4        305.5        6,169.0
     2003......................        3,798.2        1,827.9        556.9         177.1        6,360.1        360.3        6,720.4
     2004......................        4,217.8        2,001.2        595.2         295.0        7,109.4        262.2        7,371.6
As of June 30:
     2004......................        4,012.6        1,881.9        569.1         268.6        6,732.3        215.0        6,947.4
     2005......................      $ 4,409.2     $  1,986.7     $  566.1     $   445.0     $  7,407.1    $   209.6    $   7,616.7
                                     ==========    ===========    =========    ==========    ===========   ==========   ============

                                                          Net Investment Income                                    Yield at
                                  --------------------------------------------------------------------     ------------------------
                                    General      Mortgage        Title         Other          Total           Cost         Market
                                  ----------    ----------     ---------     ---------     -----------     ----------    ----------
Years Ended
   December 31:
     2000..................       $   179.8     $    56.8      $   24.0      $   13.3      $    273.9           6.0%          5.9%
     2001..................           175.7          63.3          22.7          12.8           274.7           5.7           5.5
     2002..................           172.5          65.8          22.5          11.7           272.6           5.2           5.0
     2003..................           175.0          65.7          23.5          14.9           279.2           4.9           4.6
     2004..................           183.4          67.7          25.5          14.0           290.8           4.6           4.4
Six Months Ended
   June 30:
     2004..................            89.5          33.3          12.5           6.4           141.8           4.7           4.5
     2005..................            95.7          35.0          12.7           7.6           151.2           4.5           4.3
Quarters Ended
   June 30:
     2004..................            45.0          16.7           6.2           3.2            71.2           4.7           4.5
     2005..................       $    47.8     $    17.4      $    6.4      $    4.1      $     75.8           4.5%          4.4%
                                  ==========    ==========     =========     =========     ===========     ==========    ==========

     Consolidated net investment income grew by 6.5% and 6.6% for the second quarter and first six months of 2005, respectively, when compared to the same periods of 2004 primarily due to the benefits of a rising invested asset base. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2005 and 2004, 74.7% and 85.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:

                                     Realized Gains (Losses)
                                       on Disposition of:                            Impairment Losses on:
                           -------------------------------------------    ------------------------------------------
                                               Equity                                       Equity
                                             securities                                   securities
                              Fixed         and miscell-                    Fixed        and miscell-                     Net
                             maturity          aneous                      maturity         aneous                      realized
                            securities      investments       Total       securities      investments       Total        gains
                           ------------    --------------    --------    ------------    -------------    ---------    ----------
Years Ended
   December 31:
    2000................   $        .8     $        32.9     $  33.6     $         -     $          -     $      -     $    33.6
    2001................          (2.9)             39.4        36.5            (1.2)            (5.5)        (6.7)         29.7
    2002................           3.8              29.1        33.0            (5.0)           (14.0)       (19.0)         13.9
    2003................           4.6              31.1        35.7               -            (16.4)       (16.4)         19.3
    2004................           4.6              48.5        53.2               -             (5.2)        (5.2)         47.9
Six Months Ended
   June 30:
    2004................           1.9              18.5        20.5               -                -            -          20.5
    2005................           3.0              23.0        26.0               -             (5.2)        (5.2)         20.8
Quarters Ended
  June 30:
    2004................           1.2               3.6         4.9               -                -            -           4.9
    2005................   $       2.7     $        10.2     $  12.9     $         -     $        (.1)    $    (.1)    $    12.8
                           ============    ==============    ========    ============    =============    =========    ==========

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

     Mortgage insurance claim reserves are determined on the basis of the carried risk on reported loan defaults and on an estimate of defaulted loans that have yet to be reported. In establishing its reserve position, the Company makes estimates of average claim frequencies (the number of reported defaults which will ultimately result in a claim payment) and average claim severities (the amount of claim ultimately to be paid).

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At June 30, 2005, such reserves accounted for 89.2% and 82.8% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2004 accounted for 88.6% and 82.1% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                                 June 30, 2005                 December 31, 2004
                                                                           -------------------------      --------------------------
                                                                             Gross           Net             Gross           Net
                                                                           ----------     ----------      -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)..............................      $   842.7      $   670.6       $    788.6     $    635.9
Workers' compensation................................................        1,668.3          852.9          1,607.0          814.0
General liability....................................................          922.6          390.1            808.7          350.5
Other coverages......................................................          619.7          413.6            576.0          382.1
Unallocated loss adjustment expense reserves.........................          145.6           88.5            122.0           87.2
                                                                           ----------     ----------      -----------    -----------
    Total general insurance reserves                                         4,199.1        2,415.9          3,902.4        2,269.7
Other coverages:
Mortgage guaranty....................................................          201.9          200.9            200.5          199.1
Title................................................................          255.2          255.2            252.5          252.5
Life and health......................................................           23.3           18.9             22.6           16.9
Unallocated loss adjustment expense reserves -
   other coverages...................................................           26.7           26.7             25.4           25.4
                                                                           ----------     ----------      -----------    -----------
    Total claim and loss adjustment expense reserves.................      $ 4,706.4      $ 2,917.7       $  4,403.5     $  2,763.8
                                                                           ==========     ==========      ===========    ===========
Asbestosis and environmental claim reserves included
   in the above general insurance reserves:
    Amount...........................................................      $   151.8      $   110.3       $    118.9     $     97.1
                                                                           ==========     ==========      ===========    ===========
    % of total general insurance reserves............................           3.6%           4.6%             3.0%           4.3%
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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.6 years (gross) and 9.2 years (net of reinsurance) as of June 30, 2005 and 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 2.6 percent of General Insurance Group net incurred losses for the five years ended December 31, 2004.

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

     The Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years' cost experience and trends, and are intended to cover the unallocated costs of claim departments' administration of known and IBNR claims.

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of June 30, 2005 and December 31, 2004, the
Company's general insurance segment carried reserves of $876.4 and $735.2, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $87.6, or 3.6 percent of the Company's net general insurance reserves as of June 30, 2005 and $73.5, or 3.2 percent as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. While Old Republic has not incurred such a deficiency level on total reserves posted as of the 10 most recent year ends, there can be no assurance that this favorable experience will continue in the future.

     The percentage of net claims, benefits and related settlement expenses measured against premiums and related fee revenues of the Company's three major operating segments and its consolidated results were as follows:

                                                                  General          Mortgage           Title         Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                 77.9%            15.0%            3.6%             43.9%
     2001.............................................                 75.3             16.1             4.0              42.4
     2002.............................................                 72.6             14.1             5.0              40.2
     2003.............................................                 67.8             22.7             5.8              37.9
     2004.............................................                 66.1             35.5             5.8              42.0
Six Months Ended June 30:
     2004.............................................                 66.2             30.8             5.8              41.0
     2005.............................................                 67.2             31.9             5.9              43.7
Quarters Ended June 30:
     2004.............................................                 65.4             32.0             5.7              40.5
     2005.............................................                 67.0%            31.5%            5.9%             43.6%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely the aforementioned pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003 reflecting increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity and a small increase in 2001 was largely the result of a moderately higher loan default rate factor. The most recent year-over-year claim ratio comparisons reflect basic stability in paid loss trends, claim frequency and severity patterns, all of which have leveled off in the three most recent quarters ended June 30, 2005. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The percentage of net claims, benefits and related settlement expenses measured against premiums by major insurance coverage in the General Insurance Group were as follows:

                                                                                  Type of Coverage
                                                ---------------------------------------------------------------------------------
                                                   Comm.
                                                   Auto
                                                 (mostly        Workers'      Financial                     General
                                                 trucking)       Comp.        Indemnity      Property      Liability      Other
                                                -----------    ----------    -----------    ----------    ----------    ---------
Years Ended December 31:
    2000...............................              91.4%         90.3%          33.6%         54.1%         64.7%        58.4%
    2001...............................              82.5          89.0           39.0          59.5          71.0         68.5
    2002...............................              78.4          93.2           41.1          51.5          67.6         66.9
    2003...............................              70.4          81.2           51.0          59.1          89.5         52.2
    2004...............................              66.5          72.4           47.6          56.2         108.6         59.3
Six Months Ended June 30:
    2004...............................              68.7          71.9           44.7          55.2         117.2         56.9
    2005...............................              69.8          72.6           56.7          53.3         102.4         55.7
Quarters Ended June 30:
    2004...............................              67.2          74.6           44.7          59.0         101.1         52.5
    2005...............................              69.0%         74.5%          60.8%         53.1%        106.5%        51.0%
                                                ===========    ==========    ===========    ==========    ==========    =========

Average Mortgage Guaranty paid claims, and certain delinquency ratio data are shown below:

                                                      Average Paid Claim Amount (1)
                                                  ------------------------------------
                                                     Traditional
                                                       Primary             Bulk (2)
                                                  ----------------     ---------------
Years Ended December 31:
    2000......................................    $        21,551      $            -
    2001......................................             19,221                   -
    2002......................................             20,693                   -
    2003......................................             22,339              29,293
    2004......................................             23,920              19,885
Six Months Ended June 30:
    2004......................................             23,614              17,091
    2005......................................             24,056              22,340
Quarters Ended June 30:
    2004......................................             23,930              16,338
    2005......................................    $        23,711      $       24,103
                                                  ================     ===============

                                                            Delinquency Ratio
                                                  ------------------------------------
                                                     Traditional
                                                       Primary             Bulk (2)
                                                  ----------------     ---------------
As of December 31:
    2000......................................              2.50%                  -%
    2001......................................              2.84                 .33
    2002......................................              3.43                3.28
    2003......................................              3.95                4.76
    2004......................................              4.11                4.59
As of June 30:
    2004......................................              3.65                5.12
    2005......................................              3.82%               3.25%
                                                  ================     ===============

---------------
(1)  Amounts are in whole dollars.
(2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

                                                   Traditional Primary Delinquency Ratios for Top Ten States (3):
                                 ------------------------------------------------------------------------------------------------
                                   FL        TX        GA        IL        NC        CA        OH        PA        MN        AZ
                                 ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
As of December 31:
    2000......................     3.4%      2.7%      2.9%      2.6%      2.4%      2.9%      3.2%      2.3%      1.1%      1.8%
    2001......................     3.4       3.2       2.9       2.9       3.0       3.1       3.8       2.5       1.9       2.7
    2002......................     3.6       3.9       3.9       3.3       4.0       2.9       4.9       3.3       2.1       3.3
    2003......................     3.5       4.6       4.9       4.0       4.7       2.8       6.9       3.8       2.5       3.4
    2004......................     3.2       5.0       5.6       3.8       4.9       2.1       7.6       4.4       3.5       2.8
As of June 30:
    2004......................     2.8       4.3       4.8       3.5       4.5       2.2       6.8       3.8       2.8       2.9
    2005......................     2.4%      4.6%      5.4%      3.8%      4.5%      1.6%      7.4%      4.1%      3.5%      2.1%
                                 ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

--------------
(3) As determined by risk in force as of June 30, 2005. These 10 states represent approximately 50% of risk in force as of that date.

Expenses: Underwriting, Acquisition and Other Expenses

     The ratio of consolidated underwriting, acquisition, and other expenses to net premiums and fees earned was 44.0% and 45.9% in the second quarters of 2005 and 2004, respectively, and 44.3% and 46.8% for the first six months of 2005 and 2004, respectively. The 2005 consolidated year-to-date expense ratio benefited from the absence of a required non-recurring stock option compensation charge of $5.6 recorded in the first quarter of 2004. This expense, representing a vesting acceleration of stock option compensation costs, added approximately 40 basis points to the 2004 consolidated year-to-date expense ratio. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three business segments. The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                28.1%            29.6%           92.4%             47.7%
     2001.............................................                26.7             27.5            87.2              46.5
     2002.............................................                25.8             32.3            85.6              47.9
     2003.............................................                25.5             24.8            84.6              48.5
     2004.............................................                24.6             25.6            90.5              47.3
Six Months Ended June 30:
     2004.............................................                24.8             27.3            87.8              46.8
     2005.............................................                24.5             22.5            89.4              44.3
Quarters Ended June 30:
     2004.............................................                23.8             25.4            85.0              45.9
     2005.............................................                24.4%            22.0%           87.7%             44.0%
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

     The General Insurance Group's expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The Mortgage Guaranty segment's expense ratio decreased in 2003 and 2001 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. The declines in the second quarter and first six months 2005 ratios reflect the absence of this segments' share of the aforementioned 2004 stock option costs, as well as a combination of lower contract underwriting costs, reductions in variable sales expenses, and continued attention to operating efficiencies. Decreased title sales volume led to higher expense ratios in the second quarter and first half of 2005 despite relatively flat underwriting costs for both periods, while increased title sales volume in 2003 and 2002 led to a lower expense ratio for those years. The increase in the 2004 ratio results from the final settlement of consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................               106.0%            44.6%           96.0%             91.6%
     2001.............................................               102.0             43.6            91.2              88.9
     2002.............................................                98.4             46.4            90.6              88.1
     2003.............................................                93.3             47.5            90.4              86.4
     2004.............................................                90.7             61.1            96.3              89.3
Six Months Ended June 30:
     2004.............................................                91.0             58.1            93.6              87.8
     2005.............................................                91.7             54.4            95.3              88.0
Quarters Ended June 30:
     2004.............................................                89.2             57.4            90.7              86.4
     2005.............................................                91.4%            53.5%           93.6%             87.6%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 8.1% and 19.5% for the second quarter and first six months of 2005, respectively, and 32.8% for both similar periods of 2004. The effective tax rates were reduced and net earnings were enhanced by tax and related interest recoveries of $45.9, or 25 cents per share, in the second quarter 2005 from the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained consistent with those of the corresponding prior periods. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Changes in Internal Control Over Financial Reporting

   During the three month period ended June 30, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a) The annual meeting of registrant's shareholders was held on May 27, 2005.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c) At the meeting, the shareholders voted on the following matter:
    1. The election of four Class 3 directors. There were at least 127,765,719 affirmative votes for each director and no more than 38,159,067 votes withheld for any single director.

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


Date: August 8, 2005
     ----------------



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