Form 10-Q
period 2005-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2005-11-07
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] quarterly report  pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended: September 30, 2005 or

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


Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:___ / No:_X_



                                                       Shares Outstanding
            Class                                      September 30, 2005
-------------------------------                  ------------------------------
  Common Stock / $1 par value                             183,225,447





                        There are 35 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2005

                                      INDEX
--------------------------------------------------------------------------------


                                                                       PAGE NO.
                                                                      ----------


PART I   FINANCIAL INFORMATION:

            CONSOLIDATED BALANCE SHEETS                                    3

            CONSOLIDATED STATEMENTS OF INCOME                              4

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                5

            CONSOLIDATED STATEMENTS OF CASH FLOWS                          6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7 - 11

            MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND
              RESULTS OF OPERATIONS                                     12 - 31

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     32

            CONTROLS AND PROCEDURES                                       32

PART II  OTHER INFORMATION:

            ITEM 6 - EXHIBITS                                             33

SIGNATURE                                                                 34

EXHIBIT INDEX                                                             35

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                            September 30,            December 31,
                                                                                                2005                    2004
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,746.4 and $6,273.2)............       $           6,792.5     $          6,455.9
Equity securities (at fair value)(cost: $375.5 and $396.8)........................                     455.5                  459.0
Short-term investments (at fair value which approximates cost)....................                     487.0                  388.6
Miscellaneous investments.........................................................                      60.9                   54.4
                                                                                         --------------------    -------------------
    Total.........................................................................                   7,795.9                7,358.1
Other investments.................................................................                      13.2                   13.4
                                                                                         --------------------    -------------------
    Total investments.............................................................                   7,809.2                7,371.6
                                                                                         --------------------    -------------------

Other Assets:
Cash..............................................................................                      58.6                   60.5
Securities and indebtedness of related parties....................................                      63.9                   60.2
Accrued investment income.........................................................                      89.9                   87.3
Accounts and premiums receivable..................................................                     636.6                  543.9
Reinsurance balances and funds held...............................................                      83.9                   92.5
Reinsurance recoverable: Paid losses..............................................                      56.8                   53.3
                         Policy and claim reserves ...............................                   2,018.7                1,793.2
Deferred policy acquisition costs.................................................                     236.8                  232.3
Sundry assets.....................................................................                     287.8                  275.6
                                                                                         --------------------    -------------------
                                                                                                     3,533.4                3,199.2
                                                                                         --------------------    -------------------
    Total Assets..................................................................       $          11,342.6     $         10,570.8
                                                                                         ====================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses............................................       $           4,838.3     $          4,403.5
Unearned premiums.................................................................                     987.5                  903.1
Other policyholders' benefits and funds...........................................                     182.2                  175.9
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals.........................................                   6,008.1                5,482.6
Commissions, expenses, fees and taxes.............................................                     196.8                  235.9
Reinsurance balances and funds....................................................                     186.9                  157.8
Federal income tax payable: Current...............................................                       5.0                    8.4
                            Deferred..............................................                     551.6                  554.5
Debt..............................................................................                     142.8                  143.0
Sundry liabilities................................................................                     122.6                  122.7
Commitments and contingent liabilities............................................                      -                      -
                                                                                         --------------------    -------------------
    Total Liabilities.............................................................                   7,214.0                6,705.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1)...................................................                      -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)..................................................................                     186.0                  185.4
Additional paid-in capital........................................................                     286.0                  270.4
Retained earnings.................................................................                   3,562.5                3,240.1
Accumulated other comprehensive income ...........................................                     103.8                  179.5
Treasury stock (at cost) (1)......................................................                     (10.0)                 (10.0)
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity.............................................                   4,128.5                3,865.6
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock, and Common Shareholders' Equity...........       $          11,342.6     $         10,570.8
                                                                                         ====================    ===================

(1) At September 30, 2005 and December 31, 2004, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 186,091,029 at September 30, 2005 and 185,429,127 at December 31, 2004 were issued and outstanding. At September 30, 2005 and December 31, 2004, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 2,865,582 as of both September 30, 2005 and December 31, 2004.

See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2005               2004              2005               2004
                                                             ---------------    ---------------   ---------------    ---------------
  Revenues:
  Net premiums earned...................................     $        772.1     $        717.5    $      2,251.0     $      2,069.4
  Title, escrow, and other fees.........................               91.6               78.7             249.3              234.3
                                                             ---------------    ---------------   ---------------    ---------------
      Total premiums and fees...........................             863.8              796.3           2,500.4            2,303.7
  Net investment income.................................               78.0               72.8             229.3              214.6
  Other income..........................................                9.0                8.9              25.6               28.6
                                                             ---------------    ---------------   ---------------    ---------------
      Total operating revenues..........................              951.0              878.0           2,755.4            2,547.0
  Realized investment gains.............................                3.7                2.2              24.5               22.7
                                                             ---------------    ---------------   ---------------    ---------------
      Total revenues....................................              954.7              880.3           2,779.9            2,569.8
                                                             ---------------    ---------------   ---------------    ---------------

  Benefits, Claims and Expenses:
  Benefits, claims, and settlement expenses.............              374.7              344.9           1,087.7              962.4
  Dividends to policyholders............................                1.3                (.3)              4.1                 .2
  Underwriting, acquisition, and other expenses.........              396.4              371.2           1,144.9            1,102.8
  Interest and other charges............................                2.4                2.1               7.1                6.4
                                                             ---------------    ---------------   ---------------    ---------------
      Total expenses....................................              774.8              717.9           2,244.0            2,072.0
                                                             ---------------    ---------------   ---------------    ---------------
  Income before income taxes ...........................              179.8              162.3             535.9              497.7
                                                             ---------------    ---------------   ---------------    ---------------

  Income Taxes:
  Currently payable ....................................               45.5               35.6              87.9              134.5
  Deferred..............................................               12.6               17.6              39.6               28.6
                                                             ---------------    ---------------   ---------------    ---------------
      Total.............................................               58.1               53.2             127.6              163.1
                                                             ---------------    ---------------   ---------------    ---------------
  Net Income............................................     $        121.6     $        109.1    $        408.2     $        334.5
                                                             ===============    ===============   ===============    ===============

  Net Income Per Share:
      Basic.............................................     $          .66     $          .60    $         2.23     $         1.84
                                                             ===============    ===============   ===============    ===============
      Diluted...........................................     $          .65     $          .59    $         2.20     $         1.81
                                                             ===============    ===============   ===============    ===============

      Average shares outstanding: Basic.................        183,217,078        182,327,380       183,202,689        182,317,511
                                                             ===============    ===============   ===============    ===============
                                  Diluted...............        185,630,338        184,417,471       185,295,639        184,474,671
                                                             ===============    ===============   ===============    ===============

  Dividends Per Common Share:
      Cash  ............................................     $         .170     $         .130    $         .470     $         .373
                                                             ===============    ===============   ===============    ===============
























See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2005               2004              2005               2004
                                                             ---------------    ---------------   ---------------    ---------------
Net income as reported.................................      $        121.6     $        109.1    $        408.2     $        334.5
                                                             ---------------    ---------------   ---------------    ---------------

Other comprehensive income (loss):
   Foreign currency translation adjustment.............                 6.1                5.2               3.2                2.4
                                                             ---------------    ---------------   ---------------    ---------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period...               (65.1)              66.3             (96.8)             (58.0)
     Less: elimination of pretax realized gains
         included in income as reported................                 3.7                2.2              24.5               22.7
                                                             ---------------    ---------------   ---------------    ---------------
     Pretax unrealized gains (losses) on securities
         carried at market value.......................               (68.8)              64.1            (121.3)             (80.8)
     Deferred income taxes (credits)...................               (24.2)              22.4             (42.4)             (28.3)
                                                             ---------------    ---------------   ---------------    ---------------
     Net unrealized gains (losses) on securities.......               (44.5)              41.6             (78.9)             (52.4)
                                                             ---------------    ---------------   ---------------    ---------------
   Net adjustments.....................................               (38.4)              46.8             (75.6)             (50.0)
                                                             ---------------    ---------------   ---------------    ---------------

Comprehensive income...................................      $         83.2     $        156.0    $        332.6     $        284.4
                                                             ===============    ===============   ===============    ===============




































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                   ---------------------------------
                                                                                                        2005               2004
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income................................................................................       $       408.2      $       334.5
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs.......................................................                (3.9)             (19.2)
    Premiums and other receivables..........................................................               (92.8)             (39.2)
    Unpaid claims and related items.........................................................               228.0              212.2
    Other policyholders' benefits and funds.................................................                70.8               80.9
    Income taxes............................................................................                36.2               34.4
    Reinsurance balances and funds..........................................................                34.1              (10.7)
    Realized investment gains...............................................................               (24.5)             (22.7)
    Accounts payable, accrued expenses and other............................................                 (.4)              34.9
                                                                                                   --------------     --------------
  Total.....................................................................................               655.8              605.0
                                                                                                   --------------     --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls.............................................................               608.4              497.6
     Sales..................................................................................               175.4               89.5
  Sales of:
     Equity securities......................................................................                70.1               41.0
     Other investments......................................................................                 3.2               11.1
     Fixed assets for company use...........................................................                 5.3                 .8
  Cash and short-term investments of subsidiary acquired....................................                 1.2                2.5
  Purchases of:
     Fixed maturity securities..............................................................            (1,274.5)          (1,129.1)
     Equity securities......................................................................               (39.5)             (37.2)
     Other investments......................................................................                (4.3)              (1.6)
     Fixed assets for company use...........................................................               (26.0)             (12.8)
     Investment in affiliates...............................................................                (9.9)              (1.4)
  Other-net.................................................................................                 1.8                1.4
                                                                                                   --------------     --------------
  Total.....................................................................................              (488.7)            (538.1)
                                                                                                   --------------     --------------

Cash flows from financing activities:
  Issuance of debentures and notes..........................................................                 1.0               -
  Issuance of common shares.................................................................                10.9               11.9
  Redemption of debentures and notes........................................................                (1.3)               (.5)
  Dividends on common shares................................................................               (85.9)             (67.9)
  Other-net.................................................................................                 4.5               (2.2)
                                                                                                   --------------     --------------
  Total.....................................................................................               (70.7)             (58.8)
                                                                                                   --------------     --------------

Increase (decrease) in cash and short-term investments                                                      96.3                8.1
  Cash and short-term investments, beginning of period......................................               449.2              451.2
                                                                                                   --------------     --------------
  Cash and short-term investments, end of period............................................       $       545.6      $       459.3
                                                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for: Interest ................................................       $         5.1      $         4.4
                                                                                                   ==============     ==============
                                   Income taxes.............................................       $        89.5      $       126.8
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

                                                                       Quarters Ended                      Nine Months Ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------   ----------------------------------
                                                                   2005               2004              2005               2004
                                                             ---------------    ---------------   ---------------    ---------------
   Numerator:
      Net Income ......................................      $        121.6     $        109.1    $        408.2     $        334.5
                                                             ---------------    ---------------   ---------------    ---------------

      Numerator for basic earnings per share -
        income available to common stockholders........               121.6              109.1             408.2              334.5
                                                             ---------------    ---------------   ---------------    ---------------

      Numerator for diluted earnings per share -
        income available to common stockholders
        after assumed conversions......................      $        121.6     $        109.1    $        408.2     $        334.5
                                                             ===============    ===============   ===============    ===============

   Denominator:
      Denominator for basic earnings per share
         weighted-average shares (1) ..................         183,217,078        182,327,380       183,202,689        182,317,511

      Effect of dilutive securities - stock options....           2,413,260          2,090,091         2,092,950          2,157,160
                                                             ---------------    ---------------   ---------------    ---------------

      Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions (1)........................         185,630,338        184,417,471       185,295,639        184,474,671
                                                             ===============    ===============   ===============    ===============

   Earnings per share: Basic...........................      $          .66     $          .60    $         2.23     $         1.84
                                                             ===============    ===============   ===============    ===============
                       Diluted.........................      $          .65     $          .59    $         2.20     $         1.81
                                                             ===============    ===============   ===============    ===============

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

                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                               --------------------------------    ---------------------------------
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    ---------------   ---------------
     Comparative data:
      Net income:
         As reported.....................................      $       121.6     $       109.1     $        408.2    $        334.5
         Add: Stock-based compensation expense
             included in reported income, net of
             related tax effects.........................                 .8                .4                2.1               5.1
         Deduct: Total stock-based employee
             compensation expense determined
             under the fair value based method
             for all awards, net of related tax effects..                1.6                .5                7.0              10.5
                                                               --------------    --------------    ---------------   ---------------
         Pro forma basis.................................      $       120.9     $       109.0     $        403.4    $        329.1
                                                               ==============    ==============    ===============   ===============
      Basic earnings per share:
         As reported.....................................      $         .66     $         .60     $         2.23    $         1.84
         Pro forma basis.................................                .66               .60               2.20              1.81
      Diluted earnings per share:
         As reported.....................................                .65               .59               2.20              1.81
         Pro forma basis.................................      $         .65     $         .59     $         2.18    $         1.78
                                                               ==============    ==============    ===============   ===============

   Expense recognition of stock options granted in 2003, 2004 and 2005 reduced earnings per share by less than one cent per share in the third quarter 2005 and by one cent per share in the first nine months of 2005. Stock option expense recognition reduced earnings per share by less than one cent per share in the third quarter of 2004 and three cents per share for the first nine months of 2004.

   Options were granted during the first nine months of 2005 and 2004 for 1,646,000 and 1,990,500 shares of common stock, respectively. Options outstanding as of September 30, 2005 and 2004 were 10,134,854 and 9,543,336, respectively. The maximum number of options available for future issuance as of September 30, 2005 is 858,673.

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

   The Company believes that the reduction to fully diluted earnings per share will be immaterial.

3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $91.7 at September 30, 2005. Unrealized appreciation of investments, before applicable deferred income taxes of $49.4, at September 30, 2005 included gross unrealized gains and (losses) of $205.6 and ($64.4), respectively.

   For the nine months ended September 30, 2005 and 2004, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $78.9 and $52.4, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                               --------------------------------    ---------------------------------
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    ---------------   ---------------
      Service cost..................................           $         2.2     $         2.0     $          6.4    $          5.5
      Interest cost.................................                     3.0               2.8                9.2               8.6
      Expected return on plan assets................                    (3.6)             (3.7)             (11.0)            (10.8)
      Recognized loss...............................                      .6                .5                1.8               1.7
                                                               --------------    --------------    ---------------   ---------------
      Net cost                                                 $         2.2     $         1.6     $          6.4    $          5.1
                                                               ==============    ==============    ===============   ===============

   The Title Plan received an additional cash contribution of $8.0 at the end of September 2005. The Old Republic Plan and the Bituminous Plan are not expecting to receive cash or non-cash contributions in calendar year 2005.

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

                                                                                   Quarters Ended              Nine Months Ended
                                                                                    September 30,                September 30,
                                                                             --------------------------    ------------------------
                                                                                 2005           2004          2005          2004
                                                                             -----------    -----------    ----------    ----------
    General Insurance Group:
      Net premiums earned.............................................       $    457.4     $    421.3     $ 1,349.9     $ 1,194.2
      Net investment income and other income .........................             53.2           49.8         156.5         147.5
                                                                             -----------    -----------    ----------    ----------
         Total revenues before realized gains.........................       $    510.7     $    471.1     $ 1,506.5     $ 1,341.7
                                                                             ===========    ===========    ==========    ==========
      Income before taxes and realized
         investment gains.............................................       $     87.5     $     87.2     $   258.8     $   244.9
                                                                             ===========    ===========    ==========    ==========
      Income tax expense on above (1).................................       $     27.0     $     28.0     $    34.8     $    77.5
                                                                             ===========    ===========    ==========    ==========


    Mortgage Guaranty Group:
      Net premiums earned.............................................       $    107.6     $    102.3     $   321.5     $   301.5
      Net investment income and other income .........................             21.6           21.3          65.0          65.1
                                                                             -----------    -----------    ----------    ----------
         Total revenues before realized gains.........................       $    129.3     $    123.7     $   386.6     $   366.6
                                                                             ===========    ===========    ==========    ==========
      Income before taxes and realized investment gains...............       $     55.9     $     53.7     $   188.5     $   170.7
                                                                             ===========    ===========    ==========    ==========
      Income tax expense on above ....................................       $     18.5     $     18.0     $    63.0     $    57.4
                                                                             ===========    ===========    ==========    ==========

    Title Insurance Group:
      Net premiums earned.............................................       $    190.4     $    178.2     $   526.1     $   525.5
      Title, escrow and other fees....................................             91.6           78.7         249.3         234.3
                                                                             -----------    -----------    ----------    ----------
          Sub-total...................................................            282.0          256.9         775.5         759.8
      Net investment income and other income .........................              6.5            6.6          19.7          19.8
                                                                             -----------    -----------    ----------    ----------
         Total revenues before realized gains.........................       $    288.6     $    263.6     $   795.3     $   779.7
                                                                             ===========    ===========    ==========    ==========
      Income before taxes and realized investment
         gains .......................................................       $     30.7     $     21.1     $    66.4     $    65.4
                                                                             ===========    ===========    ==========    ==========
      Income tax expense on above.....................................       $     10.5     $      7.3     $    22.6     $    22.5
                                                                             ===========    ===========    ==========    ==========

    Consolidated Revenues:
      Total revenues of above Company segments........................       $    928.7     $    858.5     $ 2,688.5     $ 2,488.2
      Other sources (2)...............................................             25.8           20.8          74.7          61.8
      Consolidated net realized investment gains......................              3.7            2.2          24.5          22.7
      Elimination of intersegment revenues (3)........................             (3.5)          (1.3)         (7.8)         (3.0)
                                                                             -----------    -----------    ----------    ----------
         Consolidated revenues........................................       $    954.7     $    880.3     $ 2,779.9     $ 2,569.8
                                                                             ===========    ===========    ==========    ==========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments..............................       $    174.2     $    162.1     $   513.8     $   481.1
      Other sources - net (2).........................................              1.8           (2.0)         (2.4)         (6.1)
      Consolidated net realized investment gains......................              3.7            2.2          24.5          22.7
                                                                             -----------    -----------    ----------    ----------
         Consolidated income before income taxes......................       $    179.8     $    162.3     $   535.9     $   497.7
                                                                             ===========    ===========    ==========    ==========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments (1)                 $     56.1     $     53.3     $   120.4     $   157.4
      Other sources - net (2).........................................               .7            (.8)         (1.3)         (2.6)
      Income tax expense on consolidated
                net realized investment gains.........................              1.2             .7           8.5           8.3
                                                                             -----------    -----------    ----------    ----------
         Consolidated income tax expense..............................       $     58.1     $     53.2     $   127.6     $   163.1
                                                                             ===========    ===========    ==========    ==========

                                                                                              September 30,          December 31,
                                                                                                  2005                  2004
                                                                                           -------------------    ------------------
    Consolidated Assets:
         General.......................................................................    $          7,878.2     $         7,222.8
         Mortgage......................................................................               2,183.3               2,205.9
         Title.........................................................................                 754.7                 753.0
         Other - net (2)...............................................................                 526.2                 388.9
                                                                                           -------------------    ------------------
         Consolidated .................................................................    $         11,342.6     $        10,570.8
                                                                                           ===================    ==================

----------
 In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) General Insurance tax expense was reduced by $45.9 for the nine months ended September 30, 2005 as discussed in note 7(b).
(2) Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.
(3) Represents consolidation eliminating adjustments.


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

   An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC filed a motion to compel arbitration of the dispute with the named plaintiff. The motion was denied and RMIC is proceeding with its defense.

7. Income Taxes:

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

   (b) The Company obtained a favorable resolution on its claim for a Federal income tax refund pertaining to the three years ended December 31, 1990. As a result, a combined recovery of income taxes and related accumulated interest of $57.9 was recorded in the second quarter of 2005. The net of tax effect of this recovery resulted in a non-recurring addition to net income of $45.9 in the nine months ended September 30, 2005.

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2005 and 2004
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------
                                    OVERVIEW
--------------------------------------------------------------------------------

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated revenues for the nine months ended September 30, 2005 and 2.2% of consolidated assets as of September 30, 2005, is included within the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This analysis should be read in conjunction with the most recent annual consolidated financial statements and the footnotes appended to them.

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

     Old Republic reported operating earnings growth of 10.7 percent for the third quarter of 2005. Net operating income, which excludes realized investment gains or losses, was $119.2, or 64 cents per share in the quarter compared to $107.6, or 58 cents per share, in the same year-ago period. Net income in this year's third quarter totaled $121.6, or 65 cents per share, versus $109.1, or 59 cents per share, for the year-ago quarter. For the first nine months of 2005, net operating income grew by 22.5 percent to $392.3, or $2.12 per share in 2005, compared to $320.1, or $1.73 per share, for 2004. Net income was $408.2, or $2.20 per share, versus $334.5, or $1.81 per share, for the same period of 2004. Net operating and net income for the first nine months of 2005 include a non-recurring recovery of income taxes and related accumulated interest of $57.9 ($45.9 net of tax or 25 cents per share). The recovery stems from a recent favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990. Consolidated pretax earnings for the first nine months of 2004 were affected adversely by required non-recurring stock option compensation charges of $5.6, (or 2 cents per share after tax) representing the expense of a vesting acceleration of stock option costs.

     The major components of Old Republic's consolidated operating revenues and income were as follows for the periods shown:

                                                              Quarters Ended                          Nine Months Ended
                                                               September 30,                            September 30,
                                                   ------------------------------------    -------------------------------------
                                                      2005         2004        Change         2005         2004         Change
                                                   ----------   ----------   ----------    ----------   ----------    ----------
Operating revenues:
   General insurance......................         $   510.7    $   471.1         8.4%     $ 1,506.5    $ 1,341.7         12.3%
   Mortgage guaranty .....................             129.3        123.7         4.5          386.6        366.6          5.4
   Title insurance........................             288.6        263.6         9.5          795.3        779.7          2.0
   Corporate and other....................              22.3         19.5        14.4           66.8         58.8         13.6
                                                   ----------   ----------   ----------    ----------   ----------    ----------
      Total...............................         $   951.0    $   878.0         8.3%     $ 2,755.4    $ 2,547.0          8.2%
                                                   ==========   ==========   ==========    ==========   ==========    ==========
Pretax operating income (loss):
   General insurance .....................         $    87.5    $    87.2          .3%     $   258.8    $   244.9          5.7%
   Mortgage guaranty .....................              55.9         53.7         4.1          188.5        170.7         10.4
   Title insurance........................              30.7         21.1        45.6           66.4         65.4          1.5
   Corporate and other....................               1.8         (2.0)                      (2.4)        (6.1)
Realized investment gains (losses):
   From sales ............................               4.9          2.2                       31.0         22.7
   From impairments ......................              (1.2)         -                         (6.5)          -
                                                   ----------   ----------                 ----------   ----------
      Sub-total...........................               3.7          2.2                       24.5         22.7
                                                   ----------   ----------   ----------    ----------   ----------    ----------
Consolidated pretax income ...............             179.8        162.3        10.7          535.9        497.7          7.7
   Income taxes...........................              58.1         53.2         9.2          127.6        163.1        (21.8)
                                                   ----------   ----------   ----------    ----------   ----------    ----------
Net income................................         $   121.6    $   109.1        11.5%     $   408.2    $   334.5         22.0%
                                                   ==========   ==========   ==========    ==========   ==========    ==========

Consolidated composite ratio:
   Benefits and claims ...................             43.5%        43.3%                      43.7%        41.8%
   Expense ...............................             44.6         45.1                       44.4         46.2
                                                   ----------   ----------                 ----------   ----------
      Composite ratio.....................             88.1%        88.4%                      88.1%        88.0%
                                                   ==========   ==========                 ==========   ==========

Components of diluted  earnings per share:
   Net operating income before non-
       recurring income tax benefit ......         $     .64    $     .58        10.3%     $    1.87    $    1.73          8.1%
   Non-recurring income tax benefit ......                -            -                         .25           -
                                                   ----------   ----------   ----------    ----------   ----------    ----------
   Net operating income ..................               .64          .58        10.3           2.12         1.73         22.5
   Net realized investment gains .........               .01          .01                        .08          .08
                                                   ----------   ----------   ----------    ----------   ----------    ----------
   Net income ............................         $     .65    $     .59        10.2%     $    2.20    $    1.81         21.5%
                                                   ==========   ==========   ==========    ==========   ==========    ==========

     For the third quarter and first nine months of 2005 consolidated operating revenue growth was affected mostly by higher premiums and fees in each of the Company's major segments. Consolidated pretax operating income for these periods benefited from reasonably stable underwriting/service income in these segments, and from higher investment income generated by a greater invested asset base.

     The following highlights reflect the progress of Old Republic's General Insurance business for the third quarter and first nine months:

                                                              Quarters Ended                          Nine Months Ended
                                                               September 30,                            September 30,
                                                   ------------------------------------    -------------------------------------
                                                      2005         2004        Change         2005         2004         Change
                                                   ----------   ----------   ----------    ----------   ----------    ----------

Net premiums earned ......................         $   457.4    $   421.3         8.6%     $ 1,349.9    $ 1,194.2         13.0%
Net investment income.....................              49.1         45.7         7.4          144.8        135.2          7.1
Pretax operating income...................         $    87.5    $    87.2         0.3%     $   258.8    $   244.9          5.7%
                                                   ==========   ==========   ==========    ==========   ==========    ==========

Benefits and claims ratio ................             67.0%        66.1%                      67.1%        66.0%
Expense ratio ............................             24.5         23.9                       24.3         24.7
                                                   ----------   ----------                 ----------   ----------
  Composite ratio ........................             91.5%        90.0%                      91.4%        90.7%
                                                   ==========   ==========                 ==========   ==========

     General Insurance earned premiums continued to reflect the positive pricing and risk selection changes effected during the past few years, as well as additional business produced in an environment marked by reasonably stable underwriting discipline on the part of many competitors. Underwriting results in the latest quarter and year-to-date period continued to benefit from fairly stable overall claims ratios, and firm production and administrative expense control. Claim costs attributable to hurricane Katrina added approximately 1.0 percentage point to the composite ratio during the third quarter. The decline in underwriting results during the third quarter of 2005 by comparison to the same period in 2004 was slightly more than offset by the increase in net investment income. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry, and Old Republic has now registered a favorable general insurance composite ratio below 100 percent for 14 consecutive quarters.

     Old Republic's Mortgage Guaranty Group performed within expectations for the first nine months of 2005. Performance indicators of this segment follow:

                                                              Quarters Ended                          Nine Months Ended
                                                               September 30,                            September 30,
                                                   ------------------------------------    -------------------------------------
                                                      2005         2004        Change         2005         2004         Change
                                                   ----------   ----------   ----------    ----------   ----------    ----------

Net premiums earned ......................         $   107.6    $   102.3         5.1%     $   321.5    $   301.5          6.7%
Net investment income.....................              17.2         16.9         1.7           52.2         50.2          3.9
Pretax operating income...................         $    55.9    $    53.7         4.1%     $   188.5    $   170.7         10.4%
                                                   ==========   ==========   ==========    ==========   ==========    ==========

Claims ratio .............................             42.4%        41.4%                      35.4%        34.4%
Expense ratio ............................             21.6         22.6                       22.2         25.7
                                                   ---------    ----------                 ----------   ----------
  Composite ratio ........................             64.0%        64.0%                      57.6%        60.1%
                                                   =========    ==========                 ==========   ==========

     For both the third quarter and first nine months of 2005, the Company's Mortgage Guaranty segment reflected moderate operating income growth from its underwriting/service functions in particular. Net premiums earned rose by mid-single digits principally due to bulk business growth as well as a higher average premium rate on new traditional primary business production. The composite underwriting ratios for 2005 interim periods were stable to moderately lower in comparison to the same periods of the preceding year. This ratio's generally positive trend in 2005 is mainly due to a decline in the sales and operating expense component.

     Old Republic's Title Insurance segment turned in much improved results this quarter. Major indicators of that performance follow:

                                                              Quarters Ended                          Nine Months Ended
                                                               September 30,                            September 30,
                                                   ------------------------------------    -------------------------------------
                                                      2005         2004        Change         2005         2004         Change
                                                   ----------   ----------   ----------    ----------   ----------    ----------
Net premiums and fees earned .............         $   282.0    $   256.9         9.8%     $   775.5    $   759.8          2.1%
Net investment income.....................               6.3          6.4        -1.7           19.1         18.9          0.8
Pretax operating income...................         $    30.7    $    21.1        45.6%     $    66.4    $    65.4          1.5%
                                                   ==========   ==========   ==========    ==========   ==========    ==========

Claims ratio .............................              5.9%         5.8%                       5.9%         5.8%
Expense ratio ............................             85.4         88.5                       87.9         88.1
                                                   ----------   ----------                 ----------   ----------
  Composite ratio ........................             91.3%        94.3%                      93.8%        93.9%
                                                   ==========   ==========                 ==========   ==========

     During the first nine months of 2005, housing and mortgage lending trends were relatively uneven in many parts of the nation. Net premiums and fees earned by Old Republic's Title Insurance group reflected this environment. Year over year the Group's revenues were down by 1 percent in the first quarter, down by
2.6 percent in the second quarter, and up by nearly 10 percent in the third quarter. Pretax operating earnings for this segment generally followed these quarterly revenue patterns. While the claims ratio was relatively stable for each of the first three quarters, the expense component of the composite ratio was impacted favorably by expense control efforts and by production and other costs that rose at a slower pace than revenues.

     Combined results for Old Republic's small life and health insurance business and net corporate expenses reflected a pretax operating deficit of $2.4 and pretax operating income of $1.8 in the first nine months and third quarter of 2005, respectively. For the same periods of 2004, the operating deficits amounted to $6.1 and $2.0, respectively. These results are reflective of holding company expenses and debt service costs, income on short-term investment holdings, and higher earnings from Old Republic's small book of life and accident and health business.

     The following table shows the growth in consolidated cash and invested assets and shareholders' equity, along with the corresponding per share amounts as of the dates shown:

                                                                                                             % Change
                                                                                                   ----------------------------
                                          September           December            September          Sept 2005/      Sept 2005/
                                            2005                2004                2004              Dec 2004       Sept 2004
                                       ----------------    ---------------     ---------------     ------------    ------------
Cash and invested assets:
   Total......................         $       7,957.8     $      7,519.5      $      7,315.9             5.8%            8.8%
   Per share..................                   43.43              41.19               40.12             5.4             8.3
Shareholders' equity:
   Total, as reported ........                 4,128.5            3,865.6             3,791.6             6.8             8.9
   Per share: as reported ....                   22.53              21.17               20.79             6.4             8.4
              at cost ........         $         22.03     $        20.24      $        19.80             8.8%           11.3%
                                       ================    ===============     ===============     ============    ============

     Consolidated operating cash flow amounted to $655.8 for the first nine months of 2005 versus $605.0 for the same period of 2004. Each of the Company's major segments sustained positive operating cash flow during 2005.

     Old Republic's high quality investment portfolio reflects a current allocation of approximately 87 percent in fixed-income investments and 6 percent in equities. As has been the case for many years, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans. The rise in the shareholders' equity account resulted mostly from earnings retained in excess of cash dividends paid to shareholders offset by a decrease in the value of investments carried at market values. Equity per share as reported is inclusive of unrealized gains or losses on investments whereas the cost basis is exclusive of such gains and losses.


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

     The Company believes that the reduction to fully diluted earnings per share will be immaterial.

                               FINANCIAL POSITION

     The Company's financial position at September 30, 2005 reflected increases in assets, liabilities and common shareholders' equity of 7.3%, 7.6% and 6.8%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 70.2% and 71.1% of consolidated assets as of September 30, 2005 and December 31, 2004, respectively. Consolidated operating cash flow was positive at $655.8 in this year's first nine months compared to the same 2004 period level of $605.0. Each of the Company's major segments sustained positive operating cash flow during 2005. As of September 30, 2005, the invested asset base increased 5.8% to $7,957.8 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

     During the first nine months of 2005 and 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2005 and December 31, 2004, approximately 99% of the Company's investments consisted of marketable securities, including $545.7 and $499.3, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At September 30, 2005, Old Republic's commitment to equity securities decreased .8% in relation to the related invested balance at year-end 2004, mostly due to the sales of equity securities offset by an increase in net unrealized gains. At September 30, 2005, the Company had no fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2005. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

    The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               September 30,        December 31,
                                                                                                   2005                 2004
                                                                                             ----------------     ----------------
Aaa...............................................................................                    37.2%                32.6%
Aa................................................................................                    17.8                 19.5
A.................................................................................                    27.2                 27.5
Baa...............................................................................                    16.8                 19.8
                                                                                             ----------------     ----------------
         Total investment grade...................................................                    99.0                 99.4
All other (2).....................................................................                     1.0                   .6
                                                                                             ----------------     ----------------
         Total....................................................................                  100.0%               100.0%
                                                                                             ================     ================

(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        September 30, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                    Amortized         Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------      -------------
Fixed Maturity Securities by Industry Concentration:
Consumer Durables.....................................................................            $      17.5       $        1.0
Finance...............................................................................                   11.3                 .5
Retail................................................................................                    7.6                 .4
Utilities.............................................................................                    3.9                 .2
                                                                                                  ------------      -------------
         Total........................................................................            $      40.4 (3)   $        2.3
                                                                                                  ============      =============

(3) Represents 0.6 percent of the total fixed maturity securities portfolio.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        September 30, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                    Amortized         Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals............................................................................            $   1,045.7        $      12.8
Utilities.............................................................................                  365.7                6.2
Finance...............................................................................                  154.2                4.1
Service...............................................................................                  157.5                3.2
Other (includes 16 industry groups)...................................................                1,641.5               24.0
                                                                                                  ------------       ------------
         Total........................................................................            $   3,364.8 (4)    $      50.5
                                                                                                  ============       ============

(4) Represents 49.9 percent of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        September 30, 2005
                                                                                                  -------------------------------
                                                                                                                        Gross
                                                                                                                      Unrealized
                                                                                                      Cost              Losses
                                                                                                  ------------       ------------
Equity Securities by Industry Concentration:
Health Care...........................................................................            $      24.2        $       2.2
Insurance.............................................................................                   28.4                1.3
Retail ...............................................................................                   16.4                1.0
Consumer Non-durables.................................................................                    7.8                  -
                                                                                                  ------------       ------------
         Total........................................................................            $      77.0 (5)    $       4.7 (6)
                                                                                                  ============       ============

(5)  Represents 20.5 percent of the total equity securities portfolio.
(6) Represents 1.3 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 22.6 percent of the portfolio.


------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   September 30, 2005
                                                         ------------------------------------------------------------------------
                                                                   Amortized Cost
                                                            of Fixed Maturity Securities              Gross Unrealized Losses
                                                         ----------------------------------      --------------------------------
                                                                             Non-Investment                        Non-Investment
                                                              All              Grade Only             All            Grade Only
                                                         -------------       --------------      -------------     --------------
   Maturity Ranges:
     Due in one year or less........................     $      284.8        $          -        $        1.5      $          -
     Due after one year through five years..........          1,253.7                 37.3               22.9                1.9
     Due after five years through ten years.........          1,858.5                  3.0               28.2                 .3
     Due after ten years............................              8.1                   -                  .1                 -
                                                         -------------       --------------      -------------     --------------
           Total....................................     $    3,405.2        $        40.4       $       52.8      $         2.3
                                                         =============       ==============      =============     ==============

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   September 30, 2005
                                                         ------------------------------------------------------------------------
                                                                            Amount of Gross Unrealized Losses
                                                         ------------------------------------------------------------------------
                                                                                                                     Total Gross
                                                           Less than           20% to 50%          More than          Unrealized
                                                          20% of Cost           of Cost           50% of Cost            Loss
                                                         -------------       -------------       ------------       -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months...........................    $       27.6        $       -           $      -           $       27.6
         Seven to twelve months......................             9.4                -                  -                    9.4
         More than twelve months.....................            15.8                -                  -                   15.8
                                                         -------------       -------------       ------------       -------------
                  Total..............................    $       52.8        $       -           $      -           $       52.8
                                                         =============       =============       ============       =============
Equity Securities:
         One to six months...........................    $        3.4        $       -           $      -           $        3.4
         Seven to twelve months.....................              1.3                -                  -                    1.3
         More than twelve months.....................               -                -                  -                     -
                                                         -------------       -------------       ------------       -------------
                  Total..............................    $        4.7        $       -           $      -           $        4.7
                                                         =============       =============       ============       =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months...........................             612                -                  -                    612
         Seven to twelve months......................             112                -                  -                    112
         More than twelve months.....................             110                -                  -                    110
                                                         -------------       -------------       ------------       -------------
                  Total..............................             834                -                  -                    834 (7)
                                                         =============       =============       ============       =============
Equity Securities:
         One to six months...........................               3                -                  -                      3
         Seven to twelve months......................               1                -                  -                      1
         More than twelve months.....................               -                  1                -                      1
                                                         -------------       -------------       ------------       -------------
                  Total..............................               4                  1                -                      5 (7)
                                                         =============       =============       ============       =============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (September 30, 2005 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(7) At September 30, 2005 the number of issues in an unrealized loss position represent 47.6 percent as to fixed maturities, and 17.2 percent as to equity securities of the total number of such issues held by the Company.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             September 30,           December 31,
                                                                                                 2005                   2004
                                                                                           -----------------      ----------------
Maturity Ranges:
     Due in one year or less.......................................................                    9.6%                 12.5%
     Due after one year through five years.........................................                   43.7                  42.9
     Due after five years through ten years........................................                   45.7                  43.5
     Due after ten years through fifteen years.....................................                    1.0                   1.1
     Due after fifteen years.......................................................                     -                     -
                                                                                           -----------------      ----------------
         Total.....................................................................                  100.0%                100.0%
                                                                                           =================      ================

Average Maturity...................................................................              4.6  Years             4.7 Years
                                                                                           =================      ================
Duration (8).......................................................................              4.1                    4.1
                                                                                           =================      ================

(8) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.1 as of September 30, 2005 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.1 percent.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             September 30,           December 31,
                                                                                                 2005                   2004
                                                                                           -----------------      ----------------
Fixed Maturity Securities:
     Amortized cost................................................................       $         6,746.4       $        6,273.2
     Estimated fair value..........................................................                 6,792.5                6,455.9
                                                                                          ------------------      -----------------
     Gross unrealized gains........................................................                    98.8                  194.5
     Gross unrealized losses.......................................................                   (52.8)                 (11.8)
                                                                                          ------------------      -----------------
         Net unrealized gains .....................................................       $            46.0       $          182.7
                                                                                          ==================      =================

Equity Securities:
     Cost..........................................................................       $           375.5       $          396.8
     Estimated fair value..........................................................                   455.5                  459.0
                                                                                          ------------------      -----------------
     Gross unrealized gains........................................................                    84.7                   68.6
     Gross unrealized losses.......................................................                    (4.7)                  (6.4)
                                                                                          ------------------      -----------------
         Net unrealized gains......................................................       $            79.9       $           62.2
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

     Old Republic's capitalization of $4,271.4 at September 30, 2005 consisted of debt of $142.8 and common shareholders' equity of $4,128.5. The increase in the common shareholders' equity account during the first nine months of 2005 reflects primarily the retention of earnings in excess of dividend requirements offset by a decrease in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its March, 2005 meeting the Board of Directors approved a quarterly cash dividend rate of 17 cents per share, up from 13 cents per share, subject to the usual quarterly authorizations.

     At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through September 30, 2005 pursuant to this authorization.


                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 40 percent of consolidated title business revenues for both the third quarter and first nine months of 2005. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 60 percent of consolidated title premium and fee revenues for both the third quarter and first nine months of 2005 is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                         % Change
                                                                                                                        from prior
                                                   General       Mortgage       Title         Other        Total          period
                                                  ----------    ----------    ----------    ----------   ----------    ------------
   Years Ended December 31:
        2000..............................        $   857.8     $   331.4     $   494.0     $    53.4    $ 1,736.8           -2.5%
        2001..............................          1,000.2         353.1         625.3          50.6      2,029.5           16.9
        2002..............................          1,184.1         376.2         813.4          50.1      2,423.9           19.4
        2003..............................          1,379.5         400.9       1,103.8          51.6      2,936.0           21.1
        2004..............................          1,623.0         403.2       1,025.2          64.6      3,116.1            6.1
   Nine Months Ended September 30:
        2004..............................          1,194.2         301.5         759.8          48.1      2,303.7            6.7
        2005..............................          1,349.9         321.5         775.5          53.3      2,500.4            8.5
   Quarters Ended September 30:
        2004..............................            421.3         102.3         256.9          15.6        796.3            2.3
        2005..............................        $   457.4     $   107.6     $   282.0     $    16.7    $   863.8            8.5%
                                                  ==========    ==========    ==========    ==========   ==========    ============

     Consolidated net premiums and fees earned increased by 8.5% in both the third quarter and first nine months of 2005. Earned premiums in the General Insurance Group grew by 8.6% and 13.0% in the third quarter and first nine months of 2005, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income trends reflect improved persistency trends for traditional primary mortgage insurance. 2005 net premiums earned rose due to bulk business growth as well as a higher average premium rate on new traditional primary business production.
Title Group premium and fee revenues increased in both the third quarter and first nine months of 2005 due to higher real estate transaction volume registered in the third quarter of the year.

     The percentage allocation of net premiums earned for major insurance coverage in the General Insurance Group was as follows:

                                                                               Type of Coverage
                                               --------------------------------------------------------------------------------
                                                   Comm.
                                                   Auto.
                                                 (mostly        Workers'     Financial                    General
                                                 trucking)       Comp.       Indemnity      Property     Liability      Other
                                               ------------   -----------    ----------    ----------    ----------    --------
Years Ended December 31:
    2000...............................             49.7%         16.6%          7.9%         13.7%          5.1%        7.0%
    2001...............................             45.7          17.4           7.2          12.8           5.4         11.5
    2002...............................             43.0          19.1           8.7          12.9           4.7         11.6
    2003...............................             39.5          20.0          11.7          12.2           5.3         11.3
    2004...............................             37.9          21.8          11.8          11.3           5.8         11.4
Nine Months Ended September 30:
    2004...............................             37.9          21.9          11.9          11.3           5.6         11.4
    2005...............................             38.6          21.8          11.2          10.9           5.2         12.3
Quarters Ended September 30:
    2004...............................             37.6          22.0          11.4          10.9           6.0         12.1
    2005...............................             38.0%         22.5%         10.6%         10.9%          4.8%        13.2%
                                               ============   ===========    ==========    ==========    ==========     ========

     The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                   New Insurance Written
                                                -----------------------------------------------------------
                                                 Traditional
                                                   Primary         Bulk           Other           Total
                                                ------------    -----------    ------------    ------------
Years Ended December 31:
    2000................................        $  14,929.7     $     35.3     $   1,594.8     $  16,559.8
    2001................................           25,085.4        2,614.4         3,675.3        31,375.1
    2002................................           30,809.6        5,130.0         7,555.5        43,495.1
    2003................................           37,255.8        6,806.6         5,802.8        49,865.2
    2004................................           24,749.4        4,487.8         7,324.7        36,562.0
Nine Months Ended September 30:
    2004................................           19,080.7        3,136.1         6,801.1        29,018.0
    2005................................           15,585.5        7,465.9            63.2        23,114.7
Quarters Ended September 30:
    2004................................            5,998.0        1,804.9           360.0         8,163.0
    2005................................        $   5,553.0     $  1,701.1     $      19.8     $   7,274.0
                                                ============    ===========    ============    ============

                                                                    Net Risk In Force
                                               -----------------------------------------------------------
                                                Traditional
                                                  Primary          Bulk           Other           Total
                                               ------------    -----------    ------------    ------------
As of December 31:
    2000................................       $  14,840.7     $      8.7     $     271.5     $  15,120.9
    2001................................          15,043.5          167.0           336.9        15,547.4
    2002................................          15,367.6          513.0           450.7        16,331.3
    2003................................          15,329.5          802.2           493.4        16,625.1
    2004................................          15,452.2          834.8           580.9        16,868.0
As of September 30:
    2004................................          15,474.4          813.9           576.1        16,864.4
    2005................................       $  14,882.4     $  1,482.2     $     575.8     $  16,940.5
                                               =============   ===========    ============    ============


Analysis of Traditional Primary Risk in Force:

                                                                                                            Unscored/
   By Fair Isaac & Company ("FICO") Scores (1):            FICO less        FICO 620       FICO greater      Unavail-
                                                            than 620         to 680          than 680          able
                                                          ------------    ------------    -------------    ------------
   As of December 31:
       2000......................................                 -%              -%               -%              -%
       2001......................................                 -               -                -               -
       2002......................................                 -               -                -               -
       2003......................................               8.5            29.2             48.8            13.5
       2004......................................               8.6            31.1             51.4             8.9
   As of September 30:
       2004......................................               8.6            30.7             51.0             9.7
       2005......................................               8.4%           31.7%            53.0%            6.9%
                                                          ============    ============    =============    ============

 ---------------------
     (1) Scores were unavailable for a substantial number of policies in force prior to 2003.

                                                                                                                LTV
   By Loan to Value ("LTV") Ratio:                          LTV less           LTV             LTV            Greater
                                                             than 85        85 to 90         90 to 95         than 95
                                                          ------------    ------------    -------------    ------------
   As of December 31:
       2000......................................               5.4%           38.2%            50.3%            6.1%
       2001......................................               5.7            37.6             48.8             7.9
       2002......................................               6.0            37.3             47.0             9.7
       2003......................................               6.4            37.3             43.8            12.5
       2004......................................               5.7            36.8             42.0            15.5
   As of September 30:
       2004......................................               5.9            36.8             42.5            14.8
       2005......................................               5.5%           37.2%            39.9%           17.4%
                                                          ============    ============    =============    ============


   By Type of Loan Documentation:                               Full                 Reduced
                                                            Documentation         Documentation
                                                          ------------------    -----------------
   As of December 31:
       2000......................................                   100.0%                   -%
       2001......................................                    99.4                   .6
       2002......................................                    96.7                  3.3
       2003......................................                    94.4                  5.6
       2004......................................                    93.2                  6.8
   As of September 30:
       2004......................................                    93.6                  6.4
       2005......................................                    91.2%                 8.8%
                                                          =================     =================

                                                             Earned Premiums                   Persistency
                                                      ----------------------------    -----------------------------
                                                                                       Traditional
                                                         Direct            Net           Primary         Bulk (2)
                                                      ------------    ------------    ------------     ------------
Years Ended December 31:
    2000......................................        $     359.0     $     331.4          82.1%               -%
    2001......................................              390.9           353.1          65.3                -
    2002......................................              432.4           376.2          59.1             71.7
    2003......................................              467.3           400.9          46.0             31.8
    2004......................................              483.6           403.2          64.5             55.7
Nine Months Ended September 30:
    2004......................................              360.8           301.5          62.8             41.1
    2005......................................              379.7           321.5          65.2%            57.0%
                                                                                      ============     ============
Quarters Ended September 30:
    2004......................................              122.4           102.3
    2005......................................        $     127.0     $     107.6
                                                      ============    ============

-----------------------
(2) Due to the relative immaturity of the bulk business, the above trend may prove to be highly volatile.

     The following table indicates the percentage allocation of Title Group premium and fee revenues by production sources:

                                                                         Independent
                                                          Direct       Title Agents &
                                                        Operations          Other
                                                     ---------------   ---------------
Years Ended December 31:
    2000......................................               45.8%             54.2%
    2001......................................               47.4              52.6
    2002......................................               43.7              56.3
    2003......................................               40.0              60.0
    2004......................................               38.1              61.9
Nine Months Ended September 30:
    2004......................................               38.7              61.3
    2005......................................               39.5              60.5
Quarters Ended September 30:
    2004......................................               38.2              61.8
    2005......................................               40.1%             59.9%
                                                     ===============   ===============

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

                                                                                                             Market       Invested
                                                           Invested Assets at Cost                           Value        Assets at
                                     -------------------------------------------------------------------    Adjust-        Market
                                      General       Mortgage        Title        Other          Total         ment          Value
                                     ----------    -----------    ---------    ----------    -----------   ----------    -----------
As of December 31:
     2000......................      $ 3,112.3     $  1,333.6     $  373.7     $   149.5     $  4,969.2    $    98.0     $  5,067.2
     2001......................        3,198.8        1,542.3        423.9         150.1        5,315.0        219.7        5,534.8
     2002......................        3,446.0        1,700.9        489.6         226.9        5,863.4        305.5        6,169.0
     2003......................        3,798.2        1,827.9        556.9         177.1        6,360.1        360.3        6,720.4
     2004......................        4,217.8        2,001.2        595.2         295.0        7,109.4        262.2        7,371.6
As of September 30:
     2004......................        4,092.6        1,937.4        574.7         288.2        6,893.0        279.3        7,172.3
     2005......................      $ 4,575.1     $  2,015.0     $  584.4     $   493.8     $  7,668.4    $   140.7     $  7,809.2
                                     ==========    ===========    =========    ==========    ===========   ==========    ===========


                                                           Net Investment Income                                    Yield at
                                  --------------------------------------------------------------------     ------------------------
                                   General       Mortgage        Title         Other          Total           Cost         Market
                                  ----------    ----------     ---------     ---------     -----------     ----------    ----------
Years Ended
   December 31:
     2000..................       $   179.8     $    56.8      $   24.0      $   13.3      $    273.9           6.0%          5.9%
     2001..................           175.7          63.3          22.7          12.8           274.7           5.7           5.5
     2002..................           172.5          65.8          22.5          11.7           272.6           5.2           5.0
     2003..................           175.0          65.7          23.5          14.9           279.2           4.9           4.6
     2004..................           183.4          67.7          25.5          14.0           290.8           4.6           4.4
Nine Months Ended
   September 30:
     2004..................           135.2          50.2          18.9          10.1           214.6           4.7           4.4
     2005..................           144.8          52.2          19.1          13.1           229.3           4.5           4.3
Quarters Ended
   September 30:
     2004..................            45.7          16.9           6.4           3.7            72.8           4.7           4.5
     2005..................       $    49.1     $    17.2      $    6.3      $    5.4      $     78.0           4.5%          4.4%
                                  ==========    ==========     =========     =========     ===========     ==========    ==========

     Consolidated net investment income grew by 7.3% and 6.9% for the third quarter and first nine months of 2005, respectively, when compared to the same periods of 2004 primarily due to the benefits of a rising invested asset base. Yield trends reflect at once the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2005 and 2004, 77.6% and 84.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business. The following table reflects the composition of net realized gains or losses for the periods shown:


                                      Realized Gains (Losses)
                                        on Disposition of:                              Impairment Losses on:
                           --------------------------------------------     --------------------------------------------
                                                Equity                                          Equity
                                              securities                                      securities
                              Fixed               and                           Fixed             and                         Net
                             maturity        miscellaneous                    maturity       miscellaneous                 realized
                            securities        investments        Total       securities       investments        Total       gains
                           -------------    ---------------    ---------    ------------    ---------------    ---------   ---------
Years Ended
   December 31:
    2000................   $         .8     $         32.9     $   33.6     $         -     $            -     $      -    $   33.6
    2001................           (2.9)              39.4         36.5            (1.2)              (5.5)        (6.7)       29.7
    2002................            3.8               29.1         33.0            (5.0)             (14.0)       (19.0)       13.9
    2003................            4.6               31.1         35.7               -              (16.4)       (16.4)       19.3
    2004................            4.6               48.5         53.2               -               (5.2)        (5.2)       47.9
Nine Months Ended
   September 30:
    2004................            3.2               19.4         22.7               -                  -            -        22.7
    2005................            4.0               26.9         31.0               -               (6.5)        (6.5)       24.5
Quarters Ended
  September 30:
    2004................            1.3                 .9          2.2               -                  -            -         2.2
    2005................   $        1.0     $          3.9     $    4.9     $         -     $         (1.2)    $   (1.2)   $    3.7
                           =============    ===============    =========    ============    ===============    =========   =========

Expenses: Benefits and Claims

     In order to achieve a necessary matching of revenues and expenses, the Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Such costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years' claim occurrences.

     The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, on expectations as to future developments, and on management's judgment in interpreting all such factors. At any point in time, the Company is therefore exposed to possibly higher than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpectedly adverse jury verdicts. All reserves are thus based on a large number of assumptions and resulting estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. The Company believes that its overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At September 30, 2005, such reserves accounted for 89.3% and 82.9% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2004 accounted for 88.6% and 82.1% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                                September 30, 2005            December 31, 2004
                                                                             -------------------------    --------------------------
                                                                               Gross            Net          Gross            Net
                                                                             ----------     ----------    -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)..............................        $   868.6      $   692.4     $    788.6     $    635.9
Workers' compensation................................................          1,705.8          876.0        1,607.0          814.0
General liability....................................................            971.2          404.9          808.7          350.5
Other coverages......................................................            624.6          416.4          576.0          382.1
Unallocated loss adjustment expense reserves.........................            148.8           89.8          122.0           87.2
                                                                             ----------     ----------    -----------    -----------
      Total general insurance reserves                                         4,319.2        2,479.7        3,902.4        2,269.7
Other coverages:
Mortgage guaranty....................................................            207.1          206.1          200.5          199.1
Title................................................................            260.0          260.0          252.5          252.5
Life and health......................................................             24.3           18.4           22.6           16.9
Unallocated loss adjustment expense reserves -
   other coverages...................................................             27.5           27.5           25.4           25.4
                                                                             ----------     ----------    -----------    -----------
      Total claim and loss adjustment expense reserves...............        $ 4,838.3      $ 2,991.9     $  4,403.5     $  2,763.8
                                                                             ==========     ==========    ===========    ===========
Asbestosis and environmental claim reserves
   included in the above general insurance reserves:
       Amount........................................................        $   172.1      $   127.7     $    118.9     $     97.1
                                                                             ==========     ==========    ===========    ===========
       % of total general insurance reserves.........................             4.0%           5.2%           3.0%           4.3%
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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.7 years (gross) and 10.8 years (net of reinsurance) as of September 30, 2005 and 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 2.6 percent of General Insurance Group net incurred losses for the five years ended December 31, 2004.

     Mortgage Guaranty claim reserves are determined on the basis of the carried risk on reported loan defaults and on an estimate of defaulted loans that have yet to be reported. The majority of defaults reported to the Company are cured by the borrower either by making the necessary number of mortgage payments to bring the loan current, by refinancing the mortgage loan, or by selling the property in an amount sufficient to cover the outstanding mortgage debt. Estimates of claim frequency, which are based on historical trends and on judgments as to current and future economic conditions, are applied according to the level of the reported default. Claim severity is estimated based on historical claim payments including the impact of loss mitigation strategies and potential salvage recoveries. Once reported, the time required to cure a default or settle a claim can be significant, often running years from the date of original default and through changing economic conditions. As a result, mortgage guaranty loss reserve estimates take into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan defaults at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan demand and extensions.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of September 30, 2005 and December 31, 2004, the Company's general insurance segment carried reserves of $881.0 and $735.2, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $88.1, or 3.6 percent of the Company's net general insurance reserves as of September 30, 2005 and $73.5, or 3.2 percent as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. While Old Republic has not incurred such a deficiency level on total reserves posted as of the 10 most recent year ends, there can be no assurance that this favorable experience will continue in the future.

     Certain events could affect adversely the Company's reserve levels and its future operating results and financial condition. With respect to Old Republic's general insurance business, such events or exposures would include but not be limited to catastrophic workers' compensation claims caused by a terrorist attack or a natural disaster such as an earthquake, legislated retroactive incurrence of previously denied or settled claims, the levying of major guaranty fund assessments by various states based on the costs of insurance company failures apportioned against remaining and financially secure insurers, the future failure of one or more significant assuming reinsurers that would void or reduce the Company's reinsurance recoverable for losses paid or in reserve, and greater than expected involuntary market assessments, such as those caused by forced participation in assigned risk and similar involuntary market plans, all of which cannot be reasonably estimated prior to their emergence.

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

     Mortgage guaranty net claim reserve levels could be affected adversely by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers' income and thus their ability to make mortgage payments, and a drop in housing values that could expose the Company to greater loss on resale of properties obtained through foreclosure proceedings.

     Title insurance loss reserve levels could be impacted adversely by such developments as reduced loan refinancing activity, the effect of which could be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, could lead to increased occurrences of fraud, defalcations or mechanics' liens. As to Old Republic's small life and health insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims.

     In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure. In all of these regards, current GAAP accounting does not permit the Company's reserving practices to anticipate and provide for these exposures before they occur.

     The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

                                                                  General          Mortgage          Title          Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................                77.5%            15.0%            3.6%             43.9%
     2001.............................................                74.8             16.1             4.0              42.4
     2002.............................................                72.0             14.1             5.0              40.2
     2003.............................................                67.6             22.7             5.8              37.9
     2004.............................................                65.9             35.5             5.8              42.0
Nine Months Ended September 30:
     2004.............................................                66.0             34.4             5.8              41.8
     2005.............................................                67.1             35.4             5.9              43.7
Quarters Ended September 30:
     2004.............................................                66.1             41.4             5.8              43.3
     2005.............................................                67.0%            42.4%            5.9%             43.5%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003 reflecting increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity and a small increase in 2001 was largely the result of a moderately higher loan default rate factor. The most recent quarterly and year-over-year claim ratio comparisons reflect continued upward pressure in paid loss trends, claim frequency and severity patterns. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001 and 2000. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The percentage of net claims, benefits and related settlement expenses measured against premiums by major insurance coverage in the General Insurance Group were as follows:

                                                                               Type of Coverage
                                               --------------------------------------------------------------------------------
                                                   Comm.
                                                   Auto.
                                                 (mostly        Workers'     Financial                    General
                                                 trucking)       Comp.       Indemnity      Property     Liability      Other
                                               ------------   -----------    ----------    ----------    ----------    --------
Years Ended December 31:
    2000...............................             91.4%         90.3%         33.6%         54.1%         64.7%        58.4%
    2001...............................             82.5          89.0          39.0          59.5          71.0         68.5
    2002...............................             78.4          93.2          41.1          51.5          67.6         66.9
    2003...............................             70.4          81.2          51.0          59.1          89.5         52.2
    2004...............................             66.5          72.4          47.6          56.2         108.6         59.3
Nine Months Ended September 30:
    2004...............................             67.0          72.0          46.8          57.6         115.2         56.5
    2005...............................             70.3          72.5          52.1          52.0         105.7         57.4
Quarters Ended September 30:
    2004...............................             63.9          72.2          51.0          62.1         111.9         55.8
    2005...............................             71.2%         72.2%         42.3%         49.3%        113.1%        60.3%
                                               ============   ===========    ==========    ==========    ==========    ========

     Average Mortgage Guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

                                                      Average Paid Claim Amount (1)                  Delinquency Ratio
                                                   -----------------------------------    -------------------------------------
                                                     Traditional                             Traditional
                                                       Primary            Bulk (2)             Primary              Bulk (2)
                                                   ---------------     ---------------    -----------------     ---------------
Years Ended December 31:
    2000...................................        $       21,551      $            -               2.50%                  -%
    2001...................................                19,221                   -               2.84                 .33
    2002...................................                20,693                   -               3.43                3.28
    2003...................................                22,339              29,293               3.95                4.76
    2004...................................                23,920              19,885               4.11                4.59
Nine Months Ended September 30:
    2004...................................                23,558              19,522               3.90                4.84
    2005...................................                24,255              21,444               4.14%               3.41%
                                                                                          =================     ===============
Quarters Ended September 30:
    2004...................................                23,473              22,759
    2005...................................        $       24,573      $       19,954
                                                   ===============     ===============

---------------
   (1) Amounts are in whole dollars.
   (2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.


                                                      Traditional Primary Delinquency Ratios for Top Ten States (3):
                               -----------------------------------------------------------------------------------------------
                                 FL        TX        GA        IL        NC        CA        OH        PA        MN        NJ
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
As of December 31:
    2000..................       3.4%      2.7%      2.9%      2.6%      2.4%      2.9%      3.2%      2.3%      1.1%      3.2%
    2001..................       3.4       3.2       2.9       2.9       3.0       3.1       3.8       2.5       1.9       3.4
    2002..................       3.6       3.9       3.9       3.3       4.0       2.9       4.9       3.3       2.1       3.8
    2003..................       3.5       4.6       4.9       4.0       4.7       2.8       6.9       3.8       2.5       4.5
    2004..................       3.2       5.0       5.6       3.8       4.9       2.1       7.6       4.4       3.5       4.2
As of September 30:
    2004..................       3.1       4.4       5.1       3.8       4.8       2.1       7.3       4.2       2.9       4.0
    2005..................       2.4%      4.9%      5.8%      4.1%      4.7%      1.7%      8.0%      4.4%      3.8%      4.1%
                               ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

--------------
(3) As determined by risk in force as of September 30, 2005. These 10 states represent approximately 50% of total risk in force as of that date.

Expenses: Underwriting, Acquisition and Other Expenses

     The ratio of consolidated underwriting, acquisition, and other expenses to net premiums and fees earned was 44.6% and 45.1% in the third quarters of 2005 and 2004, respectively, and 44.4% and 46.2% for the first nine months of 2005 and 2004, respectively. The 2005 consolidated year-to-date expense ratio benefited from the absence of a required non-recurring stock option compensation charge of $5.6 recorded in the first quarter of 2004. This expense, representing a vesting acceleration of stock option compensation costs, added approximately 20 basis points to the 2004 consolidated year-to-date expense ratio. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three business segments. The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................               28.8%            29.6%           92.4%             47.7%
     2001.............................................               27.8             27.5            87.2              46.5
     2002.............................................               27.1             32.3            85.6              47.9
     2003.............................................               26.2             24.8            84.6              48.5
     2004.............................................               24.8             25.6            90.5              47.3
Nine Months Ended September 30:
     2004.............................................               24.7             25.7            88.1              46.2
     2005.............................................               24.3             22.2            87.9              44.4
Quarters Ended September 30:
     2004.............................................               23.9             22.6            88.5              45.1
     2005.............................................               24.5%            21.6%           85.4%             44.6%
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

     The General Insurance Group's expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The Mortgage Guaranty segment's expense ratio decreased in 2003 and 2001 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. The declines in the third quarter and first nine months 2005 ratios reflect the absence of this segments' share of the aforementioned 2004 stock option costs, as well as a combination of lower contract underwriting costs, reductions in variable sales expenses, and continued attention to operating efficiencies. Increased title sales volume led to lower expense ratios in the third quarter and first nine months of 2005 by comparison to the same year-ago periods. Increased title sales volume in 2003 and 2002 led to a lower expense ratio for those years. The increase in the 2004 expense ratio results from the final settlement of consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage           Title         Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2000.............................................              106.3%            44.6%           96.0%             91.6%
     2001.............................................              102.6             43.6            91.2              88.9
     2002.............................................               99.1             46.4            90.6              88.1
     2003.............................................               93.8             47.5            90.4              86.4
     2004.............................................               90.7             61.1            96.3              89.3
Nine Months Ended September 30:
     2004.............................................               90.7             60.1            93.9              88.0
     2005.............................................               91.4             57.6            93.8              88.1
Quarters Ended September 30:
     2004.............................................               90.0             64.0            94.3              88.4
     2005.............................................               91.5%            64.0%           91.3%             88.1%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 32.4% and 23.8% for the third quarter and first nine months of 2005, respectively, and 32.8% for both similar periods of 2004. The effective tax rate was reduced by 8.6% percentage points in the first nine months of 2005, and net earnings were enhanced by tax and related interest recoveries of $45.9, or 25 cents per share, in the same period of 2005 due to the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained relatively consistent with those of the corresponding prior periods. The rates for each period reported upon reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income
(principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Changes in Internal Control Over Financial Reporting

     During the three month period ended September 30, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                         Old Republic International Corporation
                                        ----------------------------------------
                                                       (Registrant)





Date:  November 7, 2005
     --------------------


                                                /s/ Karl W. Mueller
                                        ---------------------------------------
                                                    Karl W. Mueller
                                                Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
     No.         Description
-------------    ---------------------------------------------------------------

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