Form 10-K
period 2005-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2006-03-01
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)

   For the fiscal year ended: December 31, 2005 OR
                              -----------------
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes:_X_/ No:___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:___/No:_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_/ No:___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

 Large accelerated filer (X)   Accelerated filer ( )   Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:___ / No:_X_

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and executive officers, the registrant's various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant's common stock on June 30, 2005, the last day of the registrant's most recently completed second fiscal quarter, was $4,294,079,923.

The registrant had 229,597,096 shares of Common Stock outstanding as of February 2, 2006.

Documents incorporated by reference:
-----------------------------------
The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

             Title                                            Part
Proxy statement for the
  2006 Annual Meeting of Shareholders           III, Items 10, 11, 12, 13 and 14
Exhibits as specified in
  exhibit index (page 74)                       IV, Item 15

                                ----------------
                        There are 75 pages in this report

                                     PART I

Item 1-Business

(a) General Description of Business. Old Republic International Corporation is a Chicago-based insurance holding company whose subsidiaries conduct business through three major segments. These segments are organized as the Old Republic General Insurance (property and liability), Mortgage Guaranty, and Title Insurance Groups and references herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. A small life and health insurance business is included under the corporate and other caption. In this report, "Old Republic", "the Corporation", or "the Company" refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

                                                                               ($ in Millions)
                                                  -------------------------------------------------------------------------
                                                                           Years Ended December 31,
                                                  -------------------------------------------------------------------------
                                                                               Net Revenues (2)
                                                  -------------------------------------------------------------------------
                                                      2005            2004           2003           2002           2001
                                                  ------------     -----------    -----------    -----------    -----------
  General....................................     $    2,017.6     $   1,822.5    $   1,572.7    $   1,376.7    $   1,195.0
  Mortgage Guaranty..........................            516.0           489.9          498.6          467.1          436.0
  Title......................................          1,108.6         1,051.8        1,128.0          836.5          648.9
  Corporate & Other - Net (3)................             98.6            79.3           66.9           62.0           63.6
  Consolidated Realized
   Investment Gains..........................             64.9            47.9           19.3           13.9           29.7
                                                  ------------     -----------    -----------    -----------    -----------
    Consolidated.............................     $    3,805.9     $   3,491.6    $   3,285.8    $   2,756.4    $   2,373.4
                                                  ============     ===========    ===========    ===========    ===========

                                                                               ($ in Millions)
                                                  -------------------------------------------------------------------------
                                                                           Years Ended December 31,
                                                  -------------------------------------------------------------------------
                                                                          Income (Loss) Before Taxes
                                                  -------------------------------------------------------------------------
                                                      2005            2004           2003           2002           2001
                                                  ------------     -----------    -----------    -----------    -----------
  General....................................     $      350.0     $     333.0    $     258.9    $     182.1    $     141.5
  Mortgage Guaranty..........................            243.7           224.5          276.4          267.7          261.9
  Title......................................             88.7            62.5          129.6           97.6           75.0
  Corporate & Other - Net (3)................              (.1)          (17.2)          (4.5)           (.7)          (1.5)
  Consolidated Realized
   Investment Gains..........................             64.9            47.9           19.3           13.9           29.7
                                                  ------------     -----------    -----------    -----------    -----------
    Consolidated.............................     $      747.3     $     650.9    $     679.7    $     560.7    $     506.6
                                                  ============     ===========    ===========    ===========    ===========

                                                                               ($ in Millions)
                                                  -------------------------------------------------------------------------
                                                                           Assets at December 31,
                                                  -------------------------------------------------------------------------
                                                      2005            2004           2003           2002           2001
                                                  ------------     -----------    -----------    -----------    -----------
  General....................................     $    8,178.9     $   7,222.8    $   6,603.5    $   5,876.5    $   5,451.9
  Mortgage Guaranty..........................          2,211.8         2,205.9        2,080.1        1,921.2        1,731.6
  Title......................................            776.3           753.0          720.5          619.9          536.0
  Corporate & Other - Net (3)................            376.0           388.9          308.0          297.6          200.5
                                                  ------------     -----------    -----------    -----------    -----------
    Consolidated.............................     $   11,543.2     $  10,570.8    $   9,712.3    $   8,715.4    $   7,920.2
                                                  ============     ===========    ===========    ===========    ===========

----------
(1) Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to the consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.
(2) Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains are shown in total for all groups combined since the investment portfolio is managed as a whole.
(3) Represents amounts for Old Republic's holding company parent, minor internal services subsidiaries, and a small life and health insurance operation.

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

     In light of the above factors, the Company's affairs are managed for the long run, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a basic focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such time frames are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time intervals for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

                             General Insurance Group

     Through its General Insurance Group subsidiaries, the Corporation assumes risks and provides related risk management services that encompass a large variety of property and liability insurance coverages. Old Republic does not have a meaningful exposure to personal lines of insurance such as homeowners and private automobile coverages, and does not insure significant amounts of commercial buildings and related property. Approximately 84% of the Corporation's general insurance business is produced through independent agency and brokerage channels, while the remaining 16% is obtained through direct production facilities.

     Liability Coverages: Commercial automobile (mostly trucks) full coverage protection, workers' compensation and general liability (including the general liability portion of commercial package policies) are the major classes of insurance underwritten for businesses and public entities such as municipalities. Within these classes of insurance, Old Republic focuses on a number of industries, most prominently the transportation (trucking and general aviation), construction, forest products, and energy industries.

     Over the years, Old Republic has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and through selective mergers with other companies. For 2005, production of commercial automobile direct insurance premiums accounted for approximately 33.7% of consolidated direct premiums written by the General Insurance Group, while workers' compensation and general liability direct insurance premiums amounted to 24.5% and 13.5%, respectively, of such consolidated totals.

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

     Other Coverages: Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for commercial properties. In addition to the aforementioned D&O and E&O financial indemnity coverages, the Corporation also covers fidelity, surety and credit exposures for a wide range of business enterprises. Fidelity and surety policies are issued through some 9,000 independent agents by the Old Republic Surety Group. Surety bonds, such as those covering public officials, license and permit authorizations and contract bonds covering both public and private works, are typically written for exposures of less than $500,000. Fidelity bonds are also extended to small to medium-sized risks. Old Republic Insured Credit Services, Inc. has underwritten loan and retail installment sales credit indemnity insurance since 1955 through commercial banks, thrifts and other lending institutions. This coverage provides a limited indemnity to lenders on a variety of consumer loans and installment sales contracts.

     Extended warranty coverages for new and used automobiles, as well as home warranty policies covering appliances and other mechanical systems in pre-owned homes are marketed by Old Republic through its own employees and selected independent agents. Travel insurance is produced through independent travel agents in the United States and Canada. The coverages provided under these policies, some of which are also underwritten by one of the Company's life insurance subsidiaries, include trip delay and trip cancellation protection for insureds.

                             Mortgage Guaranty Group

     Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties incorporating one-to-four family dwelling units.

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool". Primary mortgage insurance provides mortgage default protection on individual loans and covers a stated percentage of the unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure. In lieu of paying the stated coverage percentage, the Corporation may pay the entire claim amount, take title to the mortgaged property, and subsequently sell the property to mitigate its loss. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. This insurance provides coverage that ranges up to 100% of the net loss on each individual loan included in the pool, subject to provisions regarding deductibles, caps on individual exposures, and aggregate stop loss provisions which limit aggregate losses to a specified percentage of the total original balances of all loans in the pool.

     Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Corporation generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), purchasers of many of the loans the Corporation insures. Delegated underwriting programs allow approved lenders to commit the Corporation to insure loans provided they adhere to predetermined underwriting guidelines. In 2005, delegated underwriting approvals accounted for approximately 64% of the Corporation's new traditional primary insurance written.

     Bulk and other insurance is issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting department. These groups of loans are priced in the aggregate, on a bid or negotiated basis. Coverage for insurance issued in this manner can be provided through primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The Corporation considers transactions designated as bulk insurance to be exposed to higher risk (as determined by characteristics such as origination channel, loan amount, credit quality, and loan documentation) than those designated as other insurance.

     Before insuring any loans, the Corporation issues to each approved customer a master policy outlining the terms and conditions under which coverage will be provided. Primary business is then executed via the issuance of a commitment/certificate for each loan submitted and approved for insurance. In the case of business providing pool coverage, a separate pool insurance policy is issued covering the particular loans applicable to each transaction.

     As to all types of mortgage insurance products, the amount of premium charge depends on loan-to-value ratios, the level of coverage being provided, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at loan closing and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. Substantially all of the Corporation's insurance in force as of December 31, 2005 has been written under monthly premium plans.

                              Title Insurance Group

     The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2005, approximately 37% of the Company's consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 63% emanated from independent title agents and underwritten title companies.

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

                         Corporate and Other Operations

     Corporate and other operations include the accounts of a small life and health insurance business as well as those of the parent holding company and several internal services subsidiaries that perform investment management, payroll, administrative and minor marketing services.

     The Corporation's small life and health business registered 2005 and 2004 net premium revenues of $70.3 million and $64.6 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as finance companies, automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic's general insurance operations. Production of term life insurance, accounting for net premiums earned of approximately $19.5 million in 2005 and $18.9 million in 2004, was terminated and placed in run off mode as of year end 2004. As a result of the changed circumstances, it was concluded that previously deferred acquisition costs could no longer be amortized for their full amount over the product's expected run-off years. Accordingly, 2004 operations were charged in the sum of $10.5 million to reflect revised estimates of deferrable costs.

                      Consolidated Underwriting Statistics

     The following table reflects underwriting statistics covering: premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the General, Mortgage Guaranty and Title insurance groups:

                                                                                   ($ in Millions)
                                                       ------------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                       ------------------------------------------------------------------------
                                                           2005           2004           2003           2002            2001
                                                       -----------    -----------    ------------   ------------    -----------
   General Insurance Group:
     Overall Experience:
        Net Premiums Earned.....................       $  1,805.2     $  1,623.0     $   1,379.5    $   1,184.1     $  1,000.2
        Claim Ratio.............................            66.6%          65.8%           66.5%          72.0%          74.8%
        Policyholders' Dividend Benefit.........              .3             .1             1.1             -              -
        Expense Ratio ..........................            24.6           24.8            26.2           27.1           27.8
                                                       -----------    -----------    ------------   ------------    -----------
        Composite Ratio.........................            91.5%          90.7%           93.8%          99.1%         102.6%
                                                       ===========    ===========    ============   ============    ===========
     Experience By Major Coverages:
     Commercial Automobile
     (Principally Trucking):
        Net Premiums Earned ....................       $    707.9     $    616.3     $     545.6    $     508.0     $    457.7
        Claim Ratio.............................            67.1%          66.5%           70.4%          78.4%          82.4%
                                                       ===========    ===========    ============   ============    ===========
     Workers' Compensation:
        Net Premiums Earned ....................       $    396.5     $    353.9     $     277.2    $     226.2     $    173.9
        Claim Ratio.............................            78.2%          71.9%           75.9%          93.7%          90.0%
        Policyholders' Dividend Benefit.........              .7%            .5%            5.3%           (.5%)         (1.0%)
                                                       ===========    ===========    ============   ============    ===========
     Financial Indemnity: (1)
        Net Premiums Earned ....................       $    186.3     $    191.4     $     161.8    $     104.1     $     72.3
        Claim Ratio.............................            48.9%          47.5%           50.9%          40.9%          38.8%
                                                       ===========    ===========    ============   ============    ===========
     Inland Marine and Property: (2)
        Net Premiums Earned ....................       $    200.0     $    184.5     $     169.0    $     151.9     $    128.1
        Claim Ratio.............................            51.4%          56.0%           58.9%          51.4%          59.1%
                                                       ===========    ===========    ============   ============    ===========
     General Liability:
        Net Premiums Earned ....................       $     96.8     $     94.4     $      72.6    $      55.3     $     53.7
        Claim Ratio.............................            97.1%         108.6%           89.3%          67.5%          70.8%
                                                       ===========    ===========    ============   ============    ===========
     Other Coverages: (3)
        Net Premiums Earned ....................       $    219.2     $    185.2     $     156.4    $     136.6     $    114.8
        Claim Ratio.............................            58.6%          59.3%           52.2%          66.9%          68.5%
                                                       ===========    ===========    ============   ============    ===========
   Mortgage Guaranty Group:
        Net Premiums Earned.....................       $    429.5     $    403.2     $     400.9    $     376.2     $    353.1
        Claim Ratio.............................            37.2%          35.5%           22.7%          14.1%          16.1%
        Expense Ratio...........................            22.4           25.6            24.8           32.3           27.5
                                                       -----------    -----------    ------------   ------------    -----------
        Composite Ratio.........................            59.6%          61.1%           47.5%          46.4%          43.6%
                                                       ===========    ===========    ============   ============    ===========
   Title Insurance Group: (4)
        Net Premiums Earned.....................       $    757.2     $    714.0     $     749.9    $     524.8     $    382.7
        Combined Net Premiums
            & Fees Earned.......................       $  1,081.8     $  1,025.2     $   1,103.8    $     813.4     $    625.3
        Claim Ratio.............................             6.0%           5.8%            5.8%           5.0%           4.0%
        Expense Ratio...........................            88.2           90.5            84.6           85.6           87.2
                                                       -----------    -----------    ------------   ------------    -----------
        Composite Ratio.........................            94.2%          96.3%           90.4%          90.6%          91.2%
                                                       ===========    ===========    ============   ============    ===========
   All Coverages Consolidated:
        Net Premiums & Fees Earned..............       $  3,386.9     $  3,116.1     $   2,936.0    $   2,423.9     $  2,029.5
        Claim and Benefit Ratio.................            43.3%          42.0%           37.9%          40.2%          42.4%
        Expense Ratio...........................            45.2           47.3            48.5           47.9           46.5
                                                       -----------    -----------    ------------   ------------    -----------
        Composite Ratio.........................            88.5%          89.3%           86.4%          88.1%          88.9%
                                                       ===========    ===========    ============   ============    ===========

----------
Any necessary reclassifications of prior year data are reflected in the above table to conform to current presentation.
(1) Consists principally of fidelity, surety, consumer credit indemnity, and executive indemnity (directors & officers and errors & omissions) coverages.
(2)  Consists   principally  of  commercial   multi-peril,   and  inland  marine
     coverages.
(3) Consists principally of home and automobile warranty, aviation, and travel accident coverages.
(4) Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

     Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. The Company can therefore experience period-to-period volatility in the underwriting results for individual coverages as demonstrated in the above table. As a result of the Company's basic underwriting focus in the management of its business, it has attempted to dampen this volatility and thus ensure a higher degree of overall underwriting stability by diversifying the coverages it offers and industries it serves.

     The claim  ratios  include  loss  adjustment  expenses  where  appropriate.
Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

     The general insurance claims ratio has reflected favorable trends since reaching a peak in 1999. The downtrend in this major cost factor reflects largely the pricing and risk selection improvements effected since 2001. General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, claims and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. With respect to commercial automobile coverages, the claims ratio experienced a general decline stemming primarily from the pricing and risk selection improvements made in recent years, while better results in workers' compensation are due to improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or self-insured deductible programs that are intended to produce lower net loss ratios. The 2003 workers' compensation dividend benefit rose primarily due to the conversion of a large account to self-insured status which led to an increase in policyholder dividend costs and a contra-reduction in incurred losses. The claims ratio for a relatively small book of general liability coverages has tended to be highly volatile, usually rising due to the impact of higher claims emergence and greater than anticipated severity, mostly from legacy asbestos and environmental claims exposures.

     Mortgage guaranty claim ratios have risen in the three most recent years, from historically low levels posted in 2002 and 2001. The higher claim ratios are reflective of greater loss provisions due to rising paid loss trends and net reserve additions driven by higher expectations of estimated claim frequency and severity.

     The title insurance claim ratio has been in the low single digits in each of the past several years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. A moderate uptrend in the four years ended December 31, 2005 stems from a rise in the net provision for ultimate claim costs from the historically low levels achieved in 2001 and 2000 in particular.

     The consolidated claims, expense, and composite ratios reflect all the above factors and the changing period-to-period contributions of each segment to consolidated results.

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

     The establishment of claim reserves by the Corporation's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or outside attorneys and independent claims adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserve-setting process relies on management's judgments and the opinions of a large number of persons, on the application and interpretation of historical precedent and trends, and on expectations as to future developments. At any point in time, the Company is exposed to possibly higher than anticipated claim costs due to the aforementioned factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

     In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $138.3 million, $139.3 million and $142.9 million, as of December 31, 2005, 2004 and 2003, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in the past three years. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

     Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment ("A&E") claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Corporation's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the Corporation's retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members that has produced court decisions that have been inconsistent with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2005, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2005, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $170.7 million gross, and $132.2 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 7.4 years (gross) and 10.4 years (net) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2005, incurred A&E claim and related loss settlement costs have averaged 3.3% of average annual General Insurance Group claims and related settlement costs.

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

     The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1995 through 2005. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 1998 to 2001 and the reduced levels of redundancies shown for year-ends 1995 to 1997, pertain mostly to claims incurred in 1995 and prior accident years, generally for business written in the 1980's. (See "Consolidated Underwriting Statistics" above, and "Reserves, Reinsurance, and Retrospective Adjustments" elsewhere herein).

                                                                          ($ in Millions)
----------------------------------------------------------------------------------------------------------------------------------
(a) As of December 31:              2005     2004     2003     2002    2001     2000     1999     1998     1997     1996    1995
                                    ----     ----     ----     ----    ----     ----     ----     ----     ----     ----    ----
(b) Liability(1) for unpaid claims
    and claim adjustment and claim
    adjustment expenses(2):        $2,414   $2,182   $1,964   $1,802  $1,678   $1,661   $1,699   $1,742   $1,846   $1,829  $1,821
                                   ===============================================================================================

(c) Paid (cumulative) as of (3):
    ---------------------------
    One year later                    - %    23.7%    24.3%    23.9%   23.8%    23.8%    22.7%    23.0%    21.5%   18.6%    20.2%
    Two years later                   -        -      38.6     39.2    38.1     38.0     37.6     36.4     35.8    31.8     30.6
    Three years later                 -        -        -      49.1    48.7     47.3     47.0     45.8     43.8    40.9     39.1
    Four years later                  -        -        -        -     55.1     54.2     53.3     52.1     50.5    45.8     45.0
    Five years later                  -        -        -        -       -      59.1     58.4     56.8     55.1    50.7     48.3
    Six years later                   -        -        -        -       -        -      62.4     60.9     58.9    54.6     52.4
    Seven years later                 -        -        -        -       -        -        -      64.4     62.6    58.1     56.1
    Eight years later                 -        -        -        -       -        -        -        -      65.9    61.8     59.3
    Nine years later                  -        -        -        -       -        -        -        -        -     65.1     62.8
    Ten years later                   - %      - %      - %      - %     - %      - %      - %      - %      - %     - %    66.0%
                                   ===============================================================================================

(d) Liability reestimated (i.e.,
    cumulative payments plus
    reestimated ending liability)
    As of (4):
    ----------------------------
    One year later                    - %    97.6%    97.2%    98.6%   99.6%    97.3%    96.1%    96.2%    93.3%   94.2%    95.9%
    Two years later                   -        -      97.0     98.2   101.3     98.1     94.9     93.3     89.2    88.5     91.5
    Three years later                 -        -        -      99.7   102.7    100.1     96.5     93.0     87.0    83.9     86.8
    Four years later                  -        -        -        -    105.8    102.2     98.0     95.1     87.1    82.4     82.6
    Five years later                  -        -        -        -       -     105.6    100.7     96.5     89.2    82.5     81.6
    Six years later                   -        -        -        -       -        -     104.2     99.4     90.6    84.7     82.3
    Seven years later                 -        -        -        -       -        -        -     103.0     93.6    86.1     84.7
    Eight years later                 -        -        -        -       -        -        -        -      97.0    89.3     86.1
    Nine years later                  -        -        -        -       -        -        -        -        -     92.8     89.5
    Ten years later                   - %      - %      - %      - %     - %      - %      - %      - %      - %     - %    93.0%
                                   ===============================================================================================

(E) Redundancy (deficiency)(5)
    for each year-end at (a):         - %     2.4%     3.0%      .3%   -5.8%    -5.6%    -4.2%    -3.0%     3.0%    7.2%     7.0%
                                   ===============================================================================================

    Average for all year-ends
     at (a):                          .6%
                                  ========

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

    The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

                                                                           ($ in Millions)
                                       -----------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                         2005    2004    2003    2002    2001     2000    1999    1998    1997    1996    1995
                                       ------- ------- ------- ------- -------- ------- ------- ------- ------- ------- --------

(a) Beginning net reserves...........  $2,182  $1,964  $1,802  $1,678  $ 1,661  $1,699  $1,742  $1,846  $1,829  $1,821  $ 1,768
                                       -----------------------------------------------------------------------------------------

Incurred claims and claim expenses:
-----------------------------------
(b) Current year provision...........   1,191   1,070     893     814      749     690     734     728     713     668      684
(c) Change in prior years' provision.     (52)    (55)    (25)     (7)     (44)    (66)    (66)   (123)   (105)    (74)     (92)
                                       -----------------------------------------------------------------------------------------
(d) Total incurred...................   1,138   1,014     868     807      704     623     668     604     608     593      592
                                       -----------------------------------------------------------------------------------------
Claim payments on:
-----------------
(e) Current year events..............     402     332     277     260      269     258     298     322     275     243      207
(f) Prior years' events..............     504     463     428     423      418     402     412     385     316     342      332
                                       -----------------------------------------------------------------------------------------
(g) Total payments...................     907     796     706     683      687     661     710     708     591     585      539
                                       -----------------------------------------------------------------------------------------

(h) Ending net reserves (a + d - g)..   2,414   2,182   1,964   1,802    1,678   1,661   1,699   1,742   1,846   1,829    1,821
(i) Unallocated loss adjustment
       expense reserves..............      92      87      83      78       76      73      71      73      73      71       69
(j) Reinsurance recoverable on
       claim reserves................   1,894   1,632   1,515   1,363    1,261   1,235   1,238   1,190   1,232   1,296    1,311
                                       -----------------------------------------------------------------------------------------
(k) Gross claim reserves (h + i + j).  $4,401  $3,902  $3,562  $3,244  $ 3,016  $2,969  $3,009  $3,005  $3,151  $3,197  $ 3,202
                                       =========================================================================================

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities. All investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate obligations, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policies are also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. The following tables show invested assets at the end of the last five years, together with investment income for such years:

                                                         Consolidated Investments
                                                              ($ in Millions)
                                                                December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                      2005            2004            2003             2002           2001
                                                  ------------    ------------    ------------     -----------    ------------
  Available for Sale
  Fixed Maturity
  Securities:
     U.S. & Canadian Governments...........       $   1,259.2     $   1,135.3     $     993.4      $    976.2     $     869.0
     Tax-Exempt............................           1,975.2         1,574.0         1,277.2             -               -
     Utilities.............................             923.0           876.4           828.5             -               -
     Corporate.............................           2,719.8         2,870.0         2,641.8         2,196.2         1,741.2
                                                  ------------    ------------    ------------     -----------    ------------
                                                      6,877.4         6,455.9         5,741.1         3,172.4         2,610.2

  Equity Securities........................             552.4           459.0           513.5           513.5           391.6
  Short-term Investments...................             275.3           388.6           403.9           253.8           298.5
  Miscellaneous Investments................              62.7            54.4            53.2             -               -
                                                  ------------    ------------    ------------     -----------    ------------
     Total available for sale..............           7,768.0         7,358.1         6,711.8         3,939.9         3,300.4
                                                  ------------    ------------    ------------     -----------    ------------
  Held to Maturity
  Fixed Maturity Securities:
     Utilities.............................               -               -               -             754.4           777.6
     Tax-Exempt............................               -               -               -           1,299.7         1,333.4
     Redeemable Preferred Stocks...........               -               -               -               -                .7
                                                  ------------    ------------    ------------     -----------    ------------
                                                          -               -               -           2,054.1         2,111.8
                                                  ------------    ------------    ------------     -----------    ------------
  Other Investments........................               8.0            13.4             8.5            57.4            60.8
                                                  ------------    ------------    ------------     -----------    ------------
     Total held to maturity................               8.0            13.4             8.5         2,111.6         2,172.7
                                                  ------------    ------------    ------------     -----------    ------------
  Total Investments........................       $   7,776.0     $   7,371.6     $   6,720.4      $  6,051.5     $   5,473.1
                                                  ============    ============    ============     ===========    ============

                                         Sources of Consolidated Investment Income
                                                      ($ in Millions)
                                                  Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                      2005            2004            2003             2002           2001
                                                  ------------    ------------    ------------     -----------    ------------
Fixed Maturity Securities:
   Taxable...............................         $     219.4     $     214.0     $     202.7      $    193.5     $     189.5
   Tax-Exempt............................                64.7            53.1            53.7            59.5            61.7
                                                  ------------    ------------    ------------     -----------    ------------
                                                        284.1           267.2           256.4           253.1           251.3
                                                  ------------    ------------    ------------     -----------    ------------

Equity Securities........................                 9.4            14.3            14.6            12.4             7.9
                                                  ------------    ------------    ------------     -----------    ------------
Other Investment Income:
   Interest on Short-term Investments....                15.9             5.7             4.5             6.0            15.8
   Sundry................................                 5.4             6.8             6.8             5.2             6.1
                                                  ------------    ------------    ------------     -----------    ------------
                                                         21.3            12.5            11.4            11.3            22.0
                                                  ------------    ------------    ------------     -----------    ------------
Gross Investment Income..................               315.0           294.1           282.5           276.9           281.3
   Less: Investment Expenses (1).........                 4.9             3.2             3.2             4.2             6.5
                                                  ------------    ------------    ------------     -----------    ------------
Net Investment Income....................         $     310.1     $     290.8     $     279.2      $    272.6     $     274.7
                                                  ============    ============    ============     ===========    ============

----------
(1) Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $.7, $.3, $.1, $.3 and $1.4 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

     For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Corporation's exposure to so-called "junk bonds", private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service, Inc. ("Moody's") that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had $3.2 of bond or note investments in default as to principal and/or interest at December 31, 2005 and none as of December 31, 2004.

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Old Republic reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In management's opinion, the Company's high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. The Company's invested assets as of December 31, 2005 have been classified largely as "available for sale" pursuant to the existing investment policy.

     The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last five years are shown in the following tables. These investments, $6.8 billion and $6.4 billion at December 31, 2005 and 2004, respectively, represented approximately 60% and 61%, respectively, of consolidated assets, and 91% and 96%, respectively, of consolidated liabilities as of such dates.

--------------------------------------------------------------------------------------------------------------------------------
                                    Credit Quality Ratings of Fixed Maturity Securities (1)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                               -----------------------------------------------------------------
                                                                   2005         2004         2003          2002         2001
                                                               -----------------------------------------------------------------
                                                                                    (% of total portfolio)
  Aaa....................................................          37.9%        32.6%        29.7%         30.9%        31.0%
  Aa.....................................................          17.0         19.5         19.1          24.3         28.2
  A......................................................          25.7         27.5         32.0          31.4         29.5
  Baa....................................................          18.6         19.8         18.5          10.8          8.9
                                                               -----------------------------------------------------------------
      Total investment grade.............................          99.2         99.4         99.3          97.4         97.6
  All others (2).........................................            .8           .6           .7           2.6          2.4
                                                               -----------------------------------------------------------------
      Total..............................................         100.0%       100.0%       100.0%        100.0%       100.0%
                                                               =================================================================

----------
(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All others" includes non-investment grade or non-rated small issues of tax-exempt bonds.

--------------------------------------------------------------------------------------------------------------------------------
                                          Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                               -----------------------------------------------------------------
                                                                   2005         2004         2003          2002         2001
                                                               -----------------------------------------------------------------
                                                                                    (% of total portfolio)
  Maturity Ranges:
  Due in one year or less................................          10.5%        12.5%        11.0%         13.4%        11.4%
  Due after one year through five years..................          40.9         42.9         50.0          55.9         50.7
  Due after five years through ten years.................          47.9         43.5         37.7          29.9         36.7
  Due after ten years through fifteen years..............            .7          1.1          1.3            .8          1.2
  Due after fifteen years................................            -            -            -             -            -
                                                               -----------------------------------------------------------------
                                                                  100.0%       100.0%       100.0%        100.0%       100.0%
                                                               =================================================================
   Average Maturity in Years.............................           4.8          4.7          4.5           3.9          4.3
                                                               =================================================================
--------------------------------------------------------------------------------------------------------------------------------

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2005.

     Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business.

     The Mortgage Guaranty segment's ten largest customers were responsible for approximately 44.2%, 41.8% and 37.3% of traditional primary new insurance written in 2005, 2004, and 2003, respectively. The largest single customer accounted for 11.5% of traditional primary new insurance written in 2005 compared to 11.7% and 7.2% in 2004 and 2003, respectively.

     A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 272 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2005, approximately 63% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

     At least one Old Republic general insurance subsidiary is licensed to do business in each of the 50 states, the District of Columbia, Puerto Rico, Virgin Islands, Guam, and each of the Canadian provinces; mortgage insurance subsidiaries are licensed in 50 states and the District of Columbia; title insurance operations are licensed to do business in 50 states, the District of Columbia, Puerto Rico and Guam. Consolidated direct premium volume distributed among the various geographical regions shown was as follows for the past five years:

-------------------------------------------------------------------------------------------------------------------------------
                              Geographical Distribution of Consolidated Direct Premiums Written
-------------------------------------------------------------------------------------------------------------------------------
                                                         2005           2004             2003           2002            2001
                                                     -----------    -----------      -----------    -----------     -----------
  United States:
    Northeast.................................             9.0%           8.9%             9.3%           8.4%            7.4%
    Mid-Atlantic..............................            10.2            9.6              9.7            8.3             7.9
    Southeast.................................            19.6           18.6             17.6           17.7            17.9
    Southwest.................................            11.8           11.8             12.1           12.8            13.7
    East North Central........................            13.5           14.6             14.9           14.8            14.6
    West North Central........................            12.7           12.7             12.2           13.0            13.8
    Mountain..................................             7.6            7.5              7.5            7.9             8.5
    Western...................................            13.0           14.0             14.6           14.9            14.0
  Foreign (Principally Canada)................             2.6            2.3              2.1            2.2             2.2
                                                     -----------    -----------      -----------    -----------     -----------
         Total................................           100.0%         100.0%           100.0%         100.0%          100.0%
                                                     ===========    ===========      ===========    ===========     ===========

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

     Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in whole dollars): $1,800,000 for workers' compensation; $1,800,000 for commercial auto liability; $1,800,000 for general liability; $3,800,000 for executive protection (directors & officers and errors & omissions); $1,000,000 for aviation; and $1,000,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $22,900, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $500,000 or less.

     Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Corporation began retaining exposures for all, but most predominantly workers' compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003, reinsurance ceded limits were raised to the $100.0 million level, and as of January 1, 2005, they have been further increased to $200.0 million. Pursuant to regulatory requirements, however, all workers' compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers' compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company's knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The program applies to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Extension Act of 2005 (the "TRIEA"). The temporary program will now sunset on December 31, 2007 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIEA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIEA, the program's protection is not triggered for losses arising from an act of terrorism after March 31, 2006 until the industry first suffers losses of $50 billion in the aggregate in 2006. The program trigger amount increases to $100 billion for 2007. Once the program trigger is met, the program will pay 90% of an insurer's terrorism losses that exceed that individual insurer's deductible. The federal share drops to 85% for 2007. The insurer's deductible is 17.5% of direct earned premium on property and casualty insurance for 2006 and increases to 20% for 2007. Insurers may reinsure that portion of the risk they retain under the program, but the reinsurance market has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

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

(g) Employees. As of December 31, 2005, Old Republic employed approximately 6,525 persons on a full time basis. A majority of eligible full time employees participate in various pension plans which provide annuity benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Item 1A-  Risk Factors

     Risk factors are uncertainties and events over which the Company has limited or no control and which can have a materially adverse effect on the business, the results of operations or the financial condition of the Company and its subsidiaries. The Company and its business segments are subject to a variety of risk factors and, within each business segment, each type of insurance coverage may be exposed to a variety of risk factors. The following sections set forth management's evaluation of the most prevalent material risk factors for the Company as a whole and within each business segment. There may be risks which management does not presently consider material or which are not presently known to management that may later prove to be material risk factors as well.

                                 Parent Company
                                 --------------

Dividend Dependence and Liquidity
---------------------------------
     The Company is an insurance holding company with no operations of its own. Its principal assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from such subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of adjusted unassigned surplus and require the subsidiaries to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet debt service and cash dividends on stock, as well as other cash requirements of the Company could result in liquidity issues for Old Republic.

Investment Risks
----------------
     The Company's invested assets and those of its subsidiaries are centrally managed through a wholly-owned asset management subsidiary. Most of the investments consist of fixed-maturity securities. Changes in interest rates directly affect the income from, and the market value of fixed-maturity investments and could reduce the value of the Company's investment portfolio and adversely affect the Company's, and its subsidiaries', results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of those investments and, in turn, the Company's, or its subsidiaries' results and financial condition. Further, the Company manages its fixed-maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that may adversely affect its financial condition or operating results.

                     Risk Factors Common to All Subsidiaries
                     ---------------------------------------

Excessive Losses and Loss Expenses
----------------------------------
     Although the Company's three major business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court-made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

Inadequate Reserves
-------------------
     Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as incurred, but not yet reported claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and expectations of future trends in claims frequency, severity, interest rates and other considerations which in turn are affected by a large variety of factors over which insurers have little or no control. Reserve estimates are periodically reviewed in light of known developments and, where necessary, adjusted and refined as circumstances may warrant. Nevertheless, the reserve-setting process is inherently uncertain. If for any of these reasons reserve estimates prove to be inadequate, the Company's subsidiaries can be forced to increase their reported liabilities; such an occurrence could result in a materially adverse impact on their results of operations and financial condition.

Inadequate Pricing
------------------
     Premium rates are generally determined on the basis of historical data for claims frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly and may require time to correct. Inadequate premiums, much like excessive losses, if material, can adversely affect the Company's business, operating results and financial condition.

Liquidity Risk
--------------
     As indicated above, the Company manages its fixed-maturity investments with a view toward matching the maturities of those investments with the anticipated liquidity needs of its subsidiaries for the payment of claims and expenses. If a subsidiary suddenly experienced greater-than-anticipated liquidity needs for any reason, it could require an injection of funds that might not necessarily be available to the Company to meet its obligations at a point in time.

Regulatory Environment
----------------------
     The Company's insurance businesses are subject to extensive governmental regulation in all of the state and similar jurisdictions in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level, the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, financial services regulation, changes in the Internal Revenue Code and other legislation. All of these regulations raise the costs of conducting an insurance business through increased compliance expenses. Furthermore, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there can be no way of predicting what impact these changes will have on the Company's businesses in the future, and the impact could adversely affect the Company's profitability and limit its growth.

Competition
-----------
     Each of the Company's lines of insurance business is highly competitive and is likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have brought an influx of capital and newly-organized entrants into the industry in recent years, and changes in laws have allowed financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company's insurance products, reduce its market share, reduce its growth, reduce its profitability and generally adversely affect its results of operations and financial condition.

Rating Downgrades
-----------------
     The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company's major policy-issuing subsidiaries could negatively impact their ability to compete for new business and retain existing business and, as a result, adversely affect their results of operations and financial condition.

Financial Institutions Risk
---------------------------
     The Company's subsidiaries have significant business relationships with financial institutions, particularly national banks. The subsidiaries are the beneficiaries of a considerable amount of security in the form of letters of credit which they hold as collateral securing the obligations of insureds and certain reinsurers. Some of the banks themselves have subsidiaries that reinsure the Company's business. Other banks are depositories holding large sums of money in escrow accounts established by the Company's title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institution. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could be adverse to the Company's business, results of operations and financial condition.

     In addition to the foregoing, the following are risk factors that are particular to each of the Company's three major business segments.

                             General Insurance Group
                             -----------------------

Catastrophic Losses
-------------------
     While the Company limits the property exposures it writes, the casualty or liability insurance it underwrites creates an exposure to claims arising out of catastrophes. The two principal catastrophe exposures are earthquakes and acts of terrorism in areas where there are large concentrations of employees of an insured employer or other individuals who could potentially be injured and assert claims against an insured.

     Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. The Terrorism Risk Insurance Act of 2002 ("TRIA") subsequently passed by the U. S. Congress required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although TRIA established a temporary federal reinsurance program through December 31, 2005, a program which has recently been extended for two more years but with reduced coverage, primary insurers like the Company's general insurance subsidiaries retain significant exposure for terrorist act-related losses.

Long-Tailed Losses
------------------
     Coverage for general liability is considered long-tailed coverage. Written in most cases on an "occurrence" basis, it often takes longer for the claims to be reported and become known, adjusted and settled than it does for property claims, for example, which are generally considered short-tailed. The extremely long-tailed aspect of such claims as pollution, asbestos, silicosis, manganism (welding rod fume exposure), black lung, lead paint and other toxic tort claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues and the possibility of legislative actions, makes reserving for these exposures highly uncertain. While the Company believes that it has reasonably estimated its liabilities for such exposures to date, and that its exposures are relatively modest, there is a risk of materially adverse developments in both known and as as-yet-unknown claims.

Workers' Compensation Coverage
------------------------------
     Workers' compensation coverage is the second largest line of insurance written within the Company. The frequency and severity of claims under, and the adequacy of reserves for workers' compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states' second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company's operating results and financial condition.

Reinsurance
-----------
     Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company uses reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which it is able to write it. The availability of reinsurance and its price, however, are determined in the reinsurance market by conditions beyond the Company's control.

     Reinsurance does not relieve the reinsured company of its primary liability to its insureds in the event of a loss. It merely reimburses the reinsured company. The ability and willingness of reinsurers to honor their obligations represent credit risks inherent in reinsurance transactions. The Company addresses these risks by limiting its reinsurance to those reinsurers it considers the best credit risks. In recent years, however, there has been an ever-decreasing number of reinsurers considered to be acceptable risks by the Company.

     There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure. Because of the declining number of reinsurers the Company finds acceptable, there is a risk that too much reinsurance risk may become concentrated in too few reinsurers. Each of these results could adversely affect the Company's business, results of operations and financial condition.

Insureds as Credit Risks
------------------------
     A significant amount of the Company's liability and workers' compensation business, particularly for large commercial insureds, is written on the basis of risk-sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a letter of credit issued as collateral. These risk factors could have a material adverse impact on the Company's results of operations and financial condition.

Guaranty Funds and Residual Markets
-----------------------------------
     In nearly all states, licensed property and casualty insurers are required to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent property and casualty insurers. Any increase in the number or size of impaired companies would likely result in an increase in the Company's share of such assessments.

     Many states have established second-injury funds that compensate injured employees for aggravation of prior injuries or conditions. These second-injury funds are funded by assessments or premium surcharges.

     Residual market or pooling arrangements exist in many states to provide various types of insurance coverage to those that are otherwise unable to find private insurers willing to insure them. All licensed property and casualty insurers writing such coverage voluntarily are required to participate in these residual market or pooling mechanisms.

     A material increase in any of these assessments or charges could adversely affect the Company's results of operations and financial condition.

Prior Approval of Rates
-----------------------
     Most of the lines of insurance underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states. The process of securing regulatory approval can be time consuming and can impair the Company's ability to effect necessary rate increases in an expeditious manner. Furthermore, there is a risk that the regulators will not approve a requested increase, particularly in regard to workers' compensation insurance with respect to which rate increases often confront strong opposition from local business and political interests.

                             Mortgage Guaranty Group
                             -----------------------

Housing and Mortgage Lending Markets
------------------------------------
     Any significant development which adversely affects the housing and related mortgage lending markets could be a risk factor for the Company's mortgage insurance subsidiaries. Rising mortgage interest rates, increases in unemployment or recessions and the general health of the national or regional economies are all factors that could result in a decline of new business. A significant downturn in the economy and rising unemployment could also result in an increase in mortgage defaults and, in turn, an increase in claims under the subsidiaries' policies. The affordability and rate of housing price escalation are also factors because mortgage insurance generally applies only to mortgage loans with loan-to-value ratios exceeding 80%.

     On the other hand, low interest rates can also be a risk factor inasmuch as they can threaten persistency of coverage. Declining rates can encourage mortgage refinance activity. When a mortgage loan insured by the Company is refinanced, there is a risk the lender will replace the Company's coverage with coverage written by another mortgage insurer or, alternatively, that coverage may no longer be necessary in the event that price appreciation of the property has served to reduce the loan-to-value ratio below 80%. Each of these factors, if significant enough, could have a materially adverse affect on the business, results of operations and financial condition of the Company's mortgage guaranty subsidiaries.

Competition
-----------
     Competition is always a risk factor and comes not only from the seven other mortgage insurers which comprise the industry, but also from government-sponsored enterprises ("GSE"), such as Fannie Mae and Freddie Mac, and the insured mortgage lenders themselves. The market for mortgage insurance exists primarily because the GSE's require it on traditional primary business. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. Changes in any of these respects can result in a reduction of the Mortgage Guaranty Group's business or an increase in its claim costs.

     Lender consolidation has resulted in fewer lenders originating a greater share of all mortgage loans. In 2005, 44% of all mortgage loans were purchased or originated by the top 5 nationwide lenders. Consequently, mortgage insurance business is increasingly becoming controlled by a small number of nationwide mortgage lenders, some of which have reduced the number of mortgage insurers they do business with, thus increasing competition among the insurers.

     Increasingly, mortgage lenders have organized their own captive reinsurers as a means of extending their business to the underwriting of mortgage guaranty risks. Through such captives they provide quota share or excess of loss reinsurance protection to the mortgage guaranty insurers such as the Company's subsidiaries in this segment. This involvement is a competitive risk factor inasmuch as it reduces the amount of business that the Company could otherwise retain.

     Other competitive risk factors faced by the Company's Mortgage Guaranty Group stem from certain alternative risk management techniques utilized by mortgage lenders. These include:

  * the use of so-called piggy-back or 80-10-10 type mortgage loan extensions whose effect is to eliminate the need for mortgage guaranty insurance by structuring the mortgage note as an 80% loan-to-value first mortgage;

  * the retention of mortgage loans on an uninsured basis in the lender's portfolio of assets;

  * the use of alternative mortgage insurance programs such as those afforded by the Federal Housing and Veterans Administrations; and

  *  capital markets utilizing alternative credit enhancements.

Litigation and Regulation
-------------------------
     The possibly adverse effect of litigation and regulation are ever present risk factors. Captive reinsurance and other risk-participating structures with mortgage lenders have been challenged in recent years as potential violations of the Real Estate Settlement Procedures Act ("RESPA"). From time to time, the U.S. Department of Housing and Urban Development has considered adopting RESPA regulations which would have adversely impacted mortgage insurance by requiring that the premiums be combined with all other settlement service charges in a single package fee. Adverse litigation or regulatory developments could have a materially adverse effect on the Company's mortgage guaranty business, results of operations and financial condition.

                              Title Insurance Group
                              ---------------------

Housing and Mortgage Lending Markets
------------------------------------
     The fortunes of title insurance are even more directly tied to the level of real estate activity than are those of mortgage insurance. The principal risk factor for title insurance is a decline in residential real estate activity. The major factors that can impact real estate activity adversely include:

  *  high or rising mortgage interest rates;

  *  high or rising unemployment;

  * any downturn in a regional or the national economy, any reduction in the availability or affordability of housing, as well as, any precipitous decline in housing prices;

  *  any reduction in mortgage refinancing activity; and

  *  any reduction in the availability of mortgage funding.

     A significant adverse development among any of these risk factors could have a materially adverse effect on the Company's title insurance business, results of operations and financial condition.

Competition
-----------
     Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top five title insurance companies account for about 90% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is almost always competition among the major companies for key employees, especially those who are engaged in the production side of the business.

Regulation and Litigation
-------------------------
     Regulation is also a risk factor for title insurers. The title insurance industry has recently been, and continues to be, under intense regulatory scrutiny in a number of states with respect to pricing practices, and possible RESPA violations and unlawful rebating practices. The regulatory investigations could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company's ability to compete for or retain business or raise the costs of additional regulatory compliance.

     As with the Company's other business segments, litigation poses a risk factor. Recent litigation in a number of states seeks class certification in actions against a number of title insurers alleging violations of rate applications in those states with respect to title insurance issued in certain mortgage refinancing transactions.

Other Risks
-----------
     Inadequate title searches are among the risk factors faced by the entire industry. If a title search is conducted thoroughly and accurately, there should theoretically never be a claim. When the search is less than thorough or complete, title defects can go undetected and claims result.

     To a lesser extent, fraud is also a risk factor for all title companies -- sometimes in the form of an agent's or an employee's defalcation of escrowed funds, sometimes in the form of fraudulently issued title insurance policies.


Item 1B-Unresolved Staff Comments

     None

Item 2-Properties

     The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 56% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its owned headquarters building. This building contains 110,000 square feet of floor space of which approximately 75% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2005 was approximately $38.8 million.

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

     An action was filed in the Federal District Court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against other private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion.

     (b) Examinations of the Company are performed periodically by the Internal Revenues Service ("IRS") and other taxing authorities. Currently, the IRS is not conducting an examination on any of the Corporation's tax returns.


Item 4-Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

Item 5-Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "ORI". The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

                                                                                   Closing Price
                                                                          ------------------------------         Cash
                                                                              High               Low           Dividends
                                                                          ------------       -----------      -----------
  1st quarter  2004.....................................................  $     21.75        $    18.78       $     .090
  2nd quarter  2004.....................................................        20.30             17.10             .104
  3rd quarter  2004.....................................................        20.02             18.08             .104
  4th quarter  2004.....................................................  $     20.63        $    18.52       $     .104
                                                                          ============       ===========      ===========

  1st quarter  2005.....................................................  $     20.10        $    18.41       $     .104
  2nd quarter  2005.....................................................        20.39             17.85             .136
  3rd quarter  2005.....................................................        21.34             20.02             .136
  4th quarter  2005.....................................................        22.44             19.88             .136
  Special Dec. 2005.....................................................  $       -          $      -         $     .800  (1)
                                                                          ============       ===========      ==========

----------
(1) In December, 2005 a special cash dividend of $.800 per share (adjusted for a concurrent 25% stock dividend of the Company's common stock) was declared and paid.

     As of January 31, 2006, there were 3,005 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2005.

     The Company made no common stock repurchases during the fourth quarter 2005 under its common stock repurchase plan.

Item 6-Selected Financial Data
Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------

                                                      2005             2004            2003             2002             2001
                                                  ------------     ------------    ------------     ------------     ------------
FINANCIAL POSITION ($ millions):
   Cash and Invested Assets (1)............       $    7,939.9     $    7,519.5    $    6,849.2     $    6,168.2     $    5,586.7
   Other Assets............................            3,603.2          3,051.3         2,863.0          2,547.1          2,333.4
          Total Assets.....................           11,543.2         10,570.8         9,712.3          8,715.4          7,920.2
   Liabilities, Other than Debt............            7,376.4          6,562.1         6,020.9          5,417.9          4,977.1
   Debt....................................              142.7            143.0           137.7            141.5            159.0
          Total Liabilities................            7,519.1          6,705.1         6,158.6          5,559.5          5,136.1
   Preferred Stock.........................               -                -               -                -                  .3
   Common Shareholders' Equity.............            4,024.0          3,865.6         3,553.6          3,155.8          2,783.7
          Total Capitalization (2).........       $    4,166.7     $    4,008.6    $    3,691.3     $    3,297.4     $    2,943.1
                                                  ============     ============    ============     ============     ============

----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS ($ millions):
   Net Premiums and Fees Earned............       $    3,386.9     $    3,116.1    $    2,936.0     $    2,423.9     $    2,029.5
   Net Investment and Other Income.........              354.0            327.5           330.5            318.5            314.1
   Realized Investment Gains...............               64.9             47.9            19.3             13.9             29.7
           Net Revenues....................            3,805.9          3,491.6         3,285.8          2,756.4          2,373.4
   Benefits, Claims, and
     Settlement Expenses...................            1,465.4          1,307.9         1,112.8            974.8            860.5
   Underwriting and Other Expenses.........            1,593.0          1,532.7         1,493.2          1,220.8          1,006.2
        Pretax Income......................              747.3            650.9           679.7            560.7            506.6
    Income Taxes...........................              195.9            215.9           219.9            167.7            159.7
        Net Income.........................       $      551.4     $      435.0    $      459.8     $      392.9     $      346.9
                                                  ============     ============    ============     ============     ============

---------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA: (3)
  Net Income:
    Basic (4)..............................       $       2.40     $       1.91    $       2.02     $       1.74     $       1.55
                                                  ============     ============    ============     ============     ============
    Diluted ...............................       $       2.37     $       1.89    $       2.01     $       1.73     $       1.54
                                                  ============     ============    ============     ============     ============

  Dividends: Cash - Regular................       $       .512     $       .402    $       .356     $       .336     $       .314
                  - Special (5)............               .800             -               .534             -                -
                                                  ------------     ------------    ------------     ------------     ------------
                  - Total..................       $      1.312     $       .402    $       .890     $       .336     $       .314
                                                  ============     ============    ============     ============     ============
             Stock.........................                25%               -%             50%               -%               -%
                                                  ============     ============    ============     ============     ============

  Book Value...............................       $      17.53     $      16.94    $      15.65     $      13.96     $      12.48
                                                  ============     ============    ============     ============     ============

  Common Shares (thousands):
    Outstanding............................            229,575          228,204         227,007          226,122          223,082
                                                  ============     ============    ============     ============     ============
     Average: Basic........................            229,487          228,177         226,936          226,079          223,045
                                                  ============     ============    ============     ============     ============
              Diluted......................            232,108          230,759         229,128          227,904          225,614
                                                  ============     ============    ============     ============     ============

----------
(1)  Consists of cash, investments and investment income due and accrued.
(2) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(3) All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2005.
(4) Calculated after deduction of minor amounts of preferred stock cash dividends.
(5) Special cash dividends of $.800 and $.534 per share were paid in December 2005 and 2003, respectively.

Item 7-Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)
--------------------------------------------------------------------------------
                                    OVERVIEW
--------------------------------------------------------------------------------

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its business through three major segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2.1% of consolidated revenues for the year ended December 31, 2005 and 2.2% of consolidated assets as of December 31, 2005, is included within the corporate and other caption. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

     In light of the above factors, the Company's affairs are managed for the long run, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic's view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic's operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such time intervals are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

--------------------------------------------------------------------------------
                                EXECUTIVE SUMMARY
--------------------------------------------------------------------------------

     Old Republic has experienced growth in consolidated revenues in each of the past five years. During this period, trends in operating income and net income have been affected by varying levels of realized gains on investments and other non-recurring items. Net operating and net income for 2005 include a non-recurring recovery of income taxes and related accumulated interest of $57.9 ($45.9 net of tax or 20 cents per share). The recovery, received early in the year, stems from a favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990. Consolidated pretax earnings for 2004 were affected adversely by certain non-recurring expenses of $38.3 consisting of: stock option compensation charges of $5.6, representing the expense of a vesting acceleration of stock option costs; title litigation settlement costs of $22.2; and a write down of $10.5 for previously deferred life insurance acquisition costs. The post-tax effect of these 2004 charges was $29.0, or 13 cents per share.

     The major components of Old Republic's consolidated operating revenues and income were as follows for the periods shown:

                                                                                 Years Ended December 31,
                                                          -----------------------------------------------------------------------
                                                              2005           2004           2003           2002           2001
                                                          -----------    -----------    -----------    -----------    -----------
Operating revenues:
   General insurance.............................         $   2,017.6    $   1,822.5    $   1,572.7    $   1,376.6    $   1,195.0
   Mortgage guaranty ............................               516.0          489.9          498.6          467.1          436.0
   Title insurance...............................             1,108.6        1,051.8        1,128.0          836.5          648.9
   Corporate and other...........................                98.6           79.3           66.9           62.0           63.6
                                                          -----------    -----------    -----------    -----------    -----------
      Total......................................         $   3,741.0    $   3,443.7    $   3,266.5    $   2,742.4    $   2,343.7
                                                          ===========    ===========    ===========    ===========    ===========
Pretax operating income (loss):
   General insurance ............................         $     350.0    $     333.0    $     258.9    $     182.1    $     141.5
   Mortgage guaranty ............................               243.7          224.5          276.4          267.7          261.9
   Title insurance...............................                88.7           62.5          129.6           97.6           75.0
   Corporate and other...........................                 (.1)         (17.2)          (4.5)           (.7)          (1.5)
Realized investment gains (losses):
   From sales ...................................                74.1           53.2           35.7           33.0           36.5
   From impairments .............................                (9.2)          (5.2)         (16.4)         (19.0)          (6.7)
                                                          -----------    -----------    -----------    -----------    -----------
      Net realized gains.........................                64.9           47.9           19.3           13.9           29.7
                                                          -----------    -----------    -----------    -----------    -----------
Consolidated pretax income ......................               747.3          650.9          679.7          560.7          506.6
   Income taxes..................................               195.9          215.9          219.9          167.7          159.7
                                                          -----------    -----------    -----------    -----------    -----------
Net income.......................................         $     551.4    $     435.0    $     459.8    $     392.9    $     346.9
                                                          ===========    ===========    ===========    ===========    ===========

Consolidated composite ratio:
   Benefits and claims ..........................               43.3%          42.0%          37.9%          40.2%          42.4%
   Expenses .....................................               45.2           47.3           48.5           47.9           46.5
                                                          -----------    -----------    -----------    -----------    -----------
      Composite ratio............................               88.5%          89.3%          86.4%          88.1%          88.9%
                                                          ===========    ===========    ===========    ===========    ===========

Components of diluted earnings per share:
   Net operating income before non-
       recurring income tax benefit .............         $      1.99    $      1.75    $      1.95    $      1.63    $      1.46
   Non-recurring income tax benefit .............                 .20             -              -             .05             -
                                                          -----------    -----------    -----------    -----------    -----------
   Net operating income .........................                2.19           1.75           1.95           1.68           1.46
   Net realized investment gains ................                 .18            .14            .06            .05            .08
                                                          -----------    -----------    -----------    -----------    -----------
   Net income ...................................         $      2.37    $      1.89    $      2.01    $      1.73    $      1.54
                                                          ===========    ===========    ===========    ===========    ===========

     Consolidated results are provided in terms of both operating and net income to highlight the effect of investment gain or loss recognition on period-to-period comparisons. Recognition of such gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors.

     During the final quarters of 2005 and 2004, the Company liquidated approximately 55 percent and 50 percent, respectively, of its then actively managed equity investment portfolios. As a result, above average net realized investment gains of $40.3 and $25.2, respectively, were registered in these periods. A significant portion of the sales proceeds were redirected toward index-style investment portfolios. Approximately 87 percent and 40 percent of total equity investments at December 31, 2005 and 2004, respectively, were committed to such indexed portfolios, and the remaining 13 percent and 60 percent, respectively, represented actively managed equity investment portfolios.

General Insurance Results

     Key indicators of Old Republic's General Insurance operating performance follow:

                                                                         Years Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                 2005             2004              2003              2002              2001
                                            --------------    -------------    --------------    --------------    --------------
Net premiums earned ...............         $      1,805.2    $     1,623.0    $      1,379.5    $      1,184.1    $      1,000.2
Net investment income..............                  197.0            183.4             175.0             172.5             175.7
Pretax operating income............         $        350.0    $       333.0    $        258.9    $        182.1    $        141.5
                                            ==============    =============    ==============    ==============    ==============

Benefits and claims ratio .........                  66.9%            65.9%             67.6%             72.0%             74.8%
Expense ratio .....................                  24.6             24.8              26.2              27.1              27.8
                                            --------------    -------------    --------------    --------------    --------------
  Composite ratio .................                  91.5%            90.7%             93.8%             99.1%            102.6%
                                            ==============    =============    ==============    ==============    ==============

     General Insurance earned premium growth for the past five years reflects the positive pricing and risk selection changes effected during the past few years, as well as additional business produced in an environment marked by reasonably stable underwriting discipline on the part of many competitors. Old Republic's underwriting results continued to benefit from relatively stable overall claims ratios, and firm production and administrative expense control. Claim costs attributable to hurricane damages added less than one percentage point to the composite ratio for 2005 as Old Republic's business is concentrated on liability rather than property coverages. The slight decline in underwriting results during 2005 by comparison to the same period in 2004 was more than offset by an increase in net investment income. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry, and Old Republic has now registered a favorable general insurance composite ratio below 100 percent for 15 consecutive quarters through year end 2005.

Mortgage Guaranty Results

     Old Republic's Mortgage Guaranty Group has performed within expectations in recent years. Key indicators of this segment's operating performance follow:

                                                                         Years Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                 2005             2004              2003              2002              2001
                                            --------------    -------------    --------------    --------------    --------------
Net premiums earned ..............          $        429.5    $       403.2    $        400.9    $        376.2    $        353.1
Net investment income.............                    70.1             67.7              65.7              65.8              63.3
Pretax operating income............         $        243.7    $       224.5    $        276.4    $        267.7    $        261.9
                                            ==============    =============    ==============    ==============    ==============

Claims ratio ......................                  37.2%            35.5%             22.7%             14.1%             16.1%
Expense ratio .....................                  22.4             25.6              24.8              32.3              27.5
                                            --------------    -------------    --------------    --------------    --------------
  Composite ratio .................                  59.6%            61.1%             47.5%             46.4%             43.6%
                                            ==============    =============    ==============    ==============    ==============

     The Company's Mortgage Guaranty segment reflected renewed growth of pretax operating income in 2005 mainly from its underwriting/service functions; the 8.6% increase compares to a decline of 18.8% in 2004 and an increase of 3.2% in 2003. Growth in net premiums earned for 2005 was principally due to greater bulk business premiums as well as a higher average rate on traditional primary business production. For each of the two most recent years, the benefits of rising traditional primary business persistency have largely been offset by a combination of lower origination volumes and greater reinsurance cessions. The composite underwriting ratio for the past five years has been affected negatively by a fairly persistent rise in the claims ratio, while a reasonably consistent decline in the expense ratio has been a positive offsetting factor. The higher claims ratios are reflective of greater loss provisions due to rising paid loss trends and net reserve additions driven by higher expectations of estimated claim frequency and severity.

Title Insurance Results

     Key indicators of Old Republic's Title Insurance operating performance follow:

                                                                         Years Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                 2005              2004             2003              2002              2001
                                            --------------    --------------   --------------    --------------    --------------
Net premiums and fees earned......          $      1,081.8    $      1,025.2   $      1,103.8    $        813.4    $        625.3
Net investment income.............                    26.0              25.5             23.5              22.5              22.7
Pretax operating income............         $         88.7    $         62.5   $        129.6    $         97.6    $         75.0
                                            ==============    ==============   ==============    ==============    ==============

Claims ratio ......................                   6.0%              5.8%             5.8%              5.0%              4.0%
Expense ratio .....................                  88.2              90.5             84.6              85.6              87.2
                                            --------------    --------------   --------------    --------------    --------------
  Composite ratio .................                  94.2%             96.3%            90.4%             90.6%             91.2%
                                            ==============    ==============   ==============    ==============    ==============

     Title insurance premiums and fees increased by 5.5% in 2005, declined by 7.1% in 2004, and rose by 35.7% in 2003. The decline in 2004 and modest growth achieved in 2005 are generally reflective of a significant drop in mortgage refinance activity beginning in mid-2003. The composite ratios of claims and expenses to premiums and fees earned reflect a declining trend between 2001 and 2003, mostly as a result of a lower expense ratio driven by a rising revenue line. The higher composite ratio for 2004 was affected by the aforementioned litigation settlement costs as well as the lower revenue base. The 2.1 percentage point improvement in the composite ratio for 2005 was the result of a drop in the expense ratio largely due to the absence of the litigation settlement costs offset by a slight increase in the claims ratio.

Corporate and Other Operations

     Combined results for Old Republic's small life and health insurance business and corporate services reflected pretax operating deficits of $.1, $17.2 and $4.5 in 2005, 2004 and 2003, respectively. Results for 2005 are reflective of holding company expenses and debt service costs, net internal service costs, income on short-term investment holdings, and higher earnings from Old Republic's small book of life and accident and health business. Combined results for 2004 were penalized by a pretax charge of $10.5 for previously deferred term-life acquisition costs.

Cash, Invested Assets, and Shareholder's Equity

     The following table shows the growth in consolidated cash and invested assets and shareholders' equity, along with the related per share amounts as of the dates shown:

                                                                                December 31,
                                            -------------------------------------------------------------------------------------
                                                2005              2004              2003              2002              2001
                                            -------------    --------------    --------------    --------------    --------------
Cash and invested assets:
   Total.................................   $     7,939.9    $      7,519.5    $      6,849.2    $      6,168.2    $      5,586.7
   Per share.............................           34.59             32.95             30.17             27.28             25.04
Shareholders' equity:
   Total: as reported ...................         4,024.0           3,865.6           3,553.6           3,155.8           2,783.7
          at cost .......................         3,973.9           3,695.0           3,319.4           3,033.3           2,680.6
   Per share: as reported ...............           17.53             16.94             15.65             13.96             12.48
              at cost ...................   $       17.31    $        16.19    $        14.62    $        13.41    $        12.02
                                            =============    ==============    ==============    ==============    ==============
Total annual return (*):
   Book return                                      11.2%             10.8%             18.6%             14.5%             16.4%
   Market return                                    10.3%              1.8%             41.8%              2.2%            -10.7%
                                            =============    ==============    ==============    ==============    ==============

(*) Total book return represents the sum of each year's dividend yield as a percentage of book value per share at the beginning of the year, plus the year's percentage change in such book value. Total market return represents the sum of the annual percentage change in the closing price per share and each year's cash dividend as a percentage of the closing price at the preceding year-end.

     Each of the Company's major segments have registered positive operating cash flow during the past five years. Consolidated operating cash flow amounted to $880.0 for 2005 versus $828.3 for 2004, $720.2 for 2003, $638.2 for 2002, and
$490.2 for 2001.

     Old Republic's high quality investment portfolio reflects a current allocation of approximately 88 percent in fixed-income investments and 7 percent in equities. As has been the case for many years, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

     The rise in the shareholders' equity account has resulted mostly from earnings retained in excess of cash dividends paid to shareholders, and from adjustments in the value of investments carried at market values. Equity per share as reported is inclusive of unrealized gains or losses on investments whereas the cost basis is exclusive of such gains and losses.

--------------------------------------------------------------------------------
                              MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") "Share-Based Payment". FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the first annual reporting period that begins after June 15, 2005. The Company believes that the reduction to fully diluted earnings per share will be immaterial when the modified prospective transition method is used.

                               FINANCIAL POSITION

     The Company's financial position at December 31, 2005 reflected increases in assets, liabilities and common shareholders' equity of 9.2%, 12.1% and 4.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.8% and 71.1% of consolidated assets as of December 31, 2005 and December 31, 2004, respectively. Consolidated operating cash flow was positive at $880.0 in 2005 compared to $828.3 in 2004, with each of the Company's major segments contributing to this result. As of December 31, 2005, the invested asset base increased 5.6% to $7,939.9 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

     During 2005 and 2004, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2005 and 2004, approximately 99% of the Company's investments consisted of marketable securities, including $545.7 and $499.3, respectively, of U.S. Treasury tax and loss bonds held by its mortgage guaranty subsidiaries for deferred tax purposes. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At December 31, 2005, the Company had $3.2 of fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2005. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                       ----------------------------------------
                                                                                              2005                  2004
                                                                                       ------------------    ------------------
Aaa.........................................................................                      37.9%                 32.6%
Aa..........................................................................                      17.0                  19.5
A...........................................................................                      25.7                  27.5
Baa.........................................................................                      18.6                  19.8
                                                                                       ------------------    ------------------
         Total investment grade.............................................                      99.2                  99.4
All other (2)...............................................................                        .8                    .6
                                                                                       ------------------    ------------------
         Total..............................................................                     100.0%                100.0%
                                                                                       ==================    ==================

(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All other" includes non-investment or non-rated small issues of tax-exempt bonds.

-------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31, 2005
                                                                                                -------------------------------
                                                                                                                      Gross
                                                                                                 Amortized         Unrealized
                                                                                                    Cost             Losses
                                                                                                ------------      -------------
Fixed Maturity Securities by Industry Concentration:
Consumer Durables.....................................................................          $       10.2      $         1.9
Finance...............................................................................                  10.3                1.0
                                                                                                ------------      -------------
         Total........................................................................          $       20.5 (3)  $         2.9
                                                                                                ============      =============

(3) Represents .3 percent of the total fixed maturity securities portfolio.

--------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31, 2005
                                                                                            --------------------------------
                                                                                                                    Gross
                                                                                              Amortized          Unrealized
                                                                                                Cost               Losses
                                                                                            -------------       ------------
Fixed Maturity Securities by Industry Concentration:
Municipals.......................................................................           $     1,140.3       $       16.2
Utilities........................................................................                   420.1                8.7
Finance..........................................................................                   158.2                5.4
Service..........................................................................                   171.3                5.0
Other (includes 17 industry groups) .............................................                 1,821.5               33.0
                                                                                            -------------       ------------
         Total...................................................................           $     3,711.6 (4)   $       68.6
                                                                                            =============       ============

(4)  Represents 54.0 percent of the total fixed maturity securities portfolio.

--------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31, 2005
                                                                                            --------------------------------
                                                                                                                   Gross
                                                                                                                 Unrealized
                                                                                                Cost               Losses
                                                                                            -------------       ------------
Equity Securities by Industry Concentration:
Health Care......................................................................           $        17.9       $        1.1
Consumer Non-durables............................................................                    25.2                 .9
Banking..........................................................................                    19.4                 .3
Basic............................................................................                     6.5                 .3
Other (7 industry groups)........................................................                    29.2                 .7
                                                                                            -------------       ------------
         Total...................................................................           $        98.3 (5)   $        3.6 (6)
                                                                                            =============       ============

(5)  Represents 19.6 percent of the total equity securities portfolio.
(6) Represents .7 percent of the cost of the total equity securities portfolio, while gross unrealized gains represent 11.0 percent of the portfolio.


--------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                    December 31, 2005
                                                        ------------------------------------------------------------------------
                                                                 Amortized Cost
                                                          of Fixed Maturity Securities               Gross Unrealized Losses
                                                        ---------------------------------       --------------------------------
                                                                            Non-Investment                         Non-Investment
                                                             All             Grade Only             All              Grade Only
                                                        -------------       -------------       ------------       -------------
Maturity Ranges:
     Due in one year or less......................      $       348.6       $        -          $        2.3       $        -
     Due after one year through five years........            1,293.8                20.5               30.3                 2.9
     Due after five years through ten years.......            2,088.9                -                  38.7                -
     Due after ten years..........................                 .8                -                  -                   -
                                                        -------------       -------------       ------------       -------------
         Total....................................      $     3,732.2       $        20.5       $       71.5       $         2.9
                                                        =============       =============       ============       =============

--------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
--------------------------------------------------------------------------------------------------------------------------------

                                                                              December 31, 2005
                                                    -----------------------------------------------------------------------
                                                                      Amount of Gross Unrealized Losses
                                                    -----------------------------------------------------------------------
                                                                                                               Total Gross
                                                    Less than 20%         20% to 50%       More than 50%        Unrealized
                                                       of Cost             of Cost            of Cost              Loss
                                                    -------------       -------------      -------------      -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months...................       $        34.6       $        -         $        -         $        34.6
         Seven to twelve months..............                16.6                -                  -                  16.6
         More than twelve months.............                20.3                -                  -                  20.3
                                                    -------------       -------------      -------------      -------------
                  Total......................       $        71.5       $        -         $        -         $        71.5
                                                    =============       =============      =============      =============
Equity Securities:
         One to six months...................       $         3.5       $        -         $        -         $         3.5
         Seven to twelve months..............                -                   -                  -                  -
         More than twelve months.............                -                   -                  -                  -
                                                    -------------       -------------      -------------      -------------
                  Total......................       $         3.5       $        -         $        -         $         3.6
                                                    =============       =============      =============      =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months...................                617                  -                  -                 617
         Seven to twelve months..............                193                  -                  -                 193
         More than twelve months.............                136                  -                  -                 136
                                                    -------------       -------------      -------------      -------------
                  Total......................                946                  -                  -                 946  (7)
                                                    =============       =============      =============      =============
Equity Securities:
         One to six months...................                 24                  -                  -                  24
         Seven to twelve months..............                 -                   -                  -                  -
         More than twelve months.............                 -                    1                 -                   1
                                                    -------------       -------------      -------------      -------------
                  Total......................                 24                   1                 -                  25  (7)
                                                    =============       =============      =============      =============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (December 31, 2005 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(7) At December 31, 2005 the number of issues in an unrealized loss position represent 52.2 percent as to fixed maturities, and 27.8 percent as to equity securities of the total number of such issues held by the Company.

--------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                            ------------------------------------
                                                                                                  2005                2004
                                                                                            ---------------     ----------------
Maturity Ranges:
     Due in one year or less.......................................................                 10.5%                12.5%
     Due after one year through five years.........................................                 40.9                 42.9
     Due after five years through ten years........................................                 47.9                 43.5
     Due after ten years through fifteen years.....................................                   .7                  1.1
     Due after fifteen years.......................................................                   -                    -
                                                                                            ---------------     ----------------
         Total.....................................................................                100.0%               100.0%
                                                                                            ===============     ================

Average Maturity...................................................................               4.8 Years            4.7 Years
                                                                                            ===============     ================
Duration (8).......................................................................               4.3                  4.1
                                                                                            ===============     ================

(8) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.3 as of December 31, 2005 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.3 percent.

-----------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                       --------------------------------------
                                                                                            2005                  2004
                                                                                       ---------------       ----------------
Fixed Maturity Securities:
     Amortized cost.............................................................       $       6,869.5       $        6,273.2
     Estimated fair value.......................................................               6,877.4                6,455.9
                                                                                       ---------------       ----------------
     Gross unrealized gains.....................................................                  79.5                  194.5
     Gross unrealized losses....................................................                 (71.5)                 (11.8)
                                                                                       ---------------       ----------------
         Net unrealized gains ..................................................       $           7.9       $          182.7
                                                                                       ===============       ================

Equity Securities:
     Cost.......................................................................       $         500.9       $          396.8
     Estimated fair value.......................................................                 552.4                  459.0
                                                                                       ---------------       ----------------
     Gross unrealized gains.....................................................                  55.1                   68.6
     Gross unrealized losses....................................................                  (3.6)                  (6.4)
                                                                                       ---------------       ----------------
         Net unrealized gains...................................................       $          51.5       $           62.2
                                                                                       ===============       ================

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

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $474.4 in dividends from its subsidiaries in 2006 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs of which $18.8 was outstanding at December 31, 2005.

     Old Republic's total capitalization of $4,166.7 at December 31, 2005 consisted of debt of $142.7 and common shareholders' equity of $4,024.0. Changes in the common shareholders' equity account for the three most recent years reflect primarily the retention of earnings in excess of dividend requirements as well as changes in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its March, 2005 meeting the Board of Directors approved a quarterly cash dividend rate of 13.6 cents per share, up from 10.4 cents per share, subject to the usual quarterly authorizations. In December 2005, the Board approved the payment of a special cash dividend of 80 cents per share.

     At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had as yet been acquired through December 31, 2005 pursuant to this authorization. In December 2005, the Company cancelled 3.5 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company.

     The following table shows certain information relating to the Company's contractual obligations as of December 31, 2005:

                                                                           Payments Due by Period
                                             ----------------------------------------------------------------------------------
                                                                Less than          1 - 3             3 - 5         More than 5
                                                 Total            1 Year           Years             Years            Years
                                             ------------     -------------    -------------     ------------     -------------
  Contractual Obligations:
  -----------------------
  Debt..................................     $      142.7     $        19.7    $       121.4     $         .7     $          .8
  Interest on Debt......................             21.5               9.4              5.8              1.8               4.3
  Operating Leases......................            132.6              37.7             56.1             23.3              15.4
  Pension Benefits Contributions (1)....             31.8               3.1              9.1              3.9              15.6
  Claim & Claim Expense
     Reserves (2).......................          3,037.6             725.4            663.9            298.3           1,349.9
                                             ------------     -------------    -------------     ------------     -------------
       Total............................     $    3,366.4     $       795.4    $       856.4     $      328.3     $     1,386.2
                                             ============     =============    =============     ============     =============

(1) Represents estimated funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic
     Plan),  Bituminous Casualty  Corporation  Retirement Income Plan (the Bitco
     Plan),  and the Old Republic  National  Title Group Pension Plan (the Title
     Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.
(2) Amounts are reported net of reinsurance. As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company's loss reserves do not have a contractual maturity date. Estimated loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.


                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 37 percent of consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63 percent of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title          Other        Total         period
                                               ----------    ----------    ----------    ----------    ---------    ------------
   Years Ended December 31:
        2001..............................     $  1,000.2    $    353.1    $    625.3    $     50.6    $ 2,029.5        16.9%
        2002..............................        1,184.1         376.2         813.4          50.1      2,423.9        19.4
        2003..............................        1,379.5         400.9       1,103.8          51.6      2,936.0        21.1
        2004..............................        1,623.0         403.2       1,025.2          64.6      3,116.1         6.1
        2005..............................     $  1,805.2    $    429.5    $  1,081.8    $     70.3    $ 3,386.9         8.7%
                                               ==========    ==========    ==========    ==========    =========    ============

     Earned premiums in the General Insurance Group grew by 11.2%, 17.6%, and 16.5% in 2005, 2004, and 2003, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income reflects moderately improving persistency trends for traditional primary mortgage insurance offset by a combination of lower origination volumes and greater reinsurance cessions. 2005 net premiums earned rose due to bulk business growth as well as a higher average premium rate on new traditional primary business production. Title Group premium and fee revenues increased in 2005 due to higher real estate transaction volume. Reduced title revenues in 2004 are mostly reflective of a substantial drop in mortgage refinancing activity, while 2003 results reflected favorable market conditions for the sale of new and used homes, and, most importantly, strong mortgage refinancing activity that was driven by a fairly consistent drop in mortgage rates.

     The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

                                                                               Type of Coverage
                                               --------------------------------------------------------------------------------
                                                   Comm.                                     Inland
                                                   Auto.                                     Marine
                                                 (mostly        Workers'      Financial       and          General
                                                 trucking)       Comp.        Indemnity     Property      Liability      Other
                                               ------------   -----------    ----------    ----------    ----------     --------
Years Ended December 31:
    2001.................................           45.7%         17.4%          7.2%         12.8%          5.4%         11.5%
    2002.................................           43.0          19.1           8.7          12.9           4.7          11.6
    2003.................................           39.5          20.0          11.7          12.2           5.3          11.3
    2004.................................           37.9          21.8          11.8          11.3           5.8          11.4
    2005.................................           39.2%         21.9%         10.3%         11.1%          5.4%         12.1%
                                               ============   ===========    ==========    ==========    ==========     ========

The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                                      New Insurance Written
                                                                  --------------------------------------------------------------
                                                                   Traditional
                                                                     Primary           Bulk            Other           Total
                                                                  -------------    ------------    ------------    -------------
Years Ended December 31:
    2001...................................................       $    25,085.4    $    2,614.4    $    3,675.3    $    31,375.1
    2002...................................................            30,809.6         5,130.0         7,555.5         43,495.1
    2003...................................................            37,255.8         6,806.6         5,802.8         49,865.2
    2004...................................................            24,749.4         4,487.8         7,324.7         36,562.0
    2005...................................................       $    20,554.5    $    9,944.3    $      498.2    $    30,997.1
                                                                  =============    ============    ============    =============

                                                                                        Net Risk In Force
                                                                  --------------------------------------------------------------
                                                                   Traditional
                                                                     Primary           Bulk            Other           Total
                                                                  -------------     -----------    ------------     ------------
As of December 31:
    2001...................................................       $    15,043.5     $     167.0    $      336.9     $   15,547.4
    2002...................................................            15,367.6           513.0           450.7         16,331.3
    2003...................................................            15,329.5           802.2           493.4         16,625.1
    2004...................................................            15,452.2           834.8           580.9         16,868.0
    2005...................................................       $    14,711.2     $   1,758.8    $      586.1     $   17,056.2
                                                                  =============     ===========    ============     ============

Analysis of Traditional Primary Risk in Force:

                                                                                                       FICO          Unscored/
   By Fair Isaac & Company ("FICO") Scores (1):                     FICO less        FICO 620        greater          Unavail-
                                                                    than 620          to 680         than 680           able
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2001................................................              -%               -%              -%               -%
       2002................................................              -                -               -                -
       2003................................................            8.5             29.2            48.8             13.5
       2004................................................            8.6             31.1            51.4              8.9
       2005................................................            8.3%            31.8%           53.1%             6.8%
                                                                  ============     ============    ============     ============

----------
(1) Scores were unavailable for a substantial number of policies in force prior to 2003.

                                                                                                                         LTV
   By Loan to Value ("LTV") Ratio:                                  LTV less            LTV             LTV           Greater
                                                                     than 85         85 to 90        90 to 95          than 95
                                                                  ------------     ------------    ------------     ------------
     As of December 31:
        2001...............................................            5.7%            37.6%           48.8%             7.9%
        2002...............................................            6.0             37.3            47.0              9.7
        2003...............................................            6.4             37.3            43.8             12.5
        2004...............................................            5.7             36.8            42.0             15.5
        2005...............................................            5.4%            37.7%           39.1%            17.8%
                                                                  ============     ============    ============     ============

   By Type of Loan Documentation:                                                               Full                Reduced
                                                                                            Documentation        Documentation
                                                                                          -----------------    -----------------
   As of December 31:
       2001.........................................................................               99.4%                  .6%
       2002.........................................................................               96.7                  3.3
       2003.........................................................................               94.4                  5.6
       2004.........................................................................               93.2                  6.8
       2005.........................................................................               90.6%                 9.4%
                                                                                          =================    =================

Premium and Persistency Trends
                                                                          Earned Premiums                   Persistency
                                                                   ----------------------------    -----------------------------
                                                                                                    Traditional
                                                                      Direct            Net           Primary         Bulk (2)
                                                                   ------------    ------------    ------------    -------------
   Years Ended December 31:
       2001..................................................      $     390.9     $     353.1           65.3%               -%
       2002..................................................            432.4           376.2           59.1             71.7
       2003..................................................            467.3           400.9           46.0             31.8
       2004..................................................            483.6           403.2           64.5             55.7
       2005..................................................      $     508.0     $     429.5           65.5%            59.5%
                                                                   ============    ============    ============     ============

----------
(2) Due to the relative immaturity of the bulk business, the above trends may may prove to be highly volatile.


     The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

                                                                                                                   Independent
                                                                                                   Direct         Title Agents
                                                                                                 Operations          & Other
                                                                                               --------------    ---------------
Years Ended December 31:
    2001................................................................................             47.4%              52.6%
    2002................................................................................             43.7               56.3
    2003................................................................................             40.0               60.0
    2004................................................................................             38.1               61.9
    2005................................................................................             37.1%              62.9%
                                                                                               ==============    ===============

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

                                                     Invested Assets at Cost                            Market       Invested
                              ---------------------------------------------------------------------     Value        Assets at
                                                                          Corporate                     Adjust-        Market
                                General       Mortgage       Title        and Other        Total         ment          Value
                              -----------    ----------    ----------    -----------    -----------    ---------    ------------
As of December 31:
     2001.................    $   3,198.8    $  1,542.3    $    423.9    $     150.1    $   5,315.0    $   219.7    $    5,534.8
     2002.................        3,446.0       1,700.9         489.6          226.9        5,863.4        305.5         6,169.0
     2003.................        3,798.2       1,827.9         556.9          177.1        6,360.1        360.3         6,720.4
     2004.................        4,217.8       2,001.2         595.2          295.0        7,109.4        262.2         7,371.6
     2005.................    $   4,694.8    $  2,061.2    $    616.8    $     326.4    $   7,699.3    $    76.6    $    7,776.0
                              ===========    ==========    ==========    ===========    ===========    =========    ============

                                                      Net Investment Income                                     Yield at
                              ---------------------------------------------------------------------     ------------------------
                                                                         Corporate
                               General       Mortgage       Title        and Other         Total           Cost         Market
                              ----------    ----------    ----------    ------------    -----------     ----------     ---------
Years Ended
   December 31:
     2001.................    $    175.7    $     63.3    $     22.7    $       12.8    $     274.7         5.7%          5.5%
     2002.................         172.5          65.8          22.5            11.7          272.6         5.2           5.0
     2003.................         175.0          65.7          23.5            14.9          279.2         4.9           4.6
     2004.................         183.4          67.7          25.5            14.0          290.8         4.6           4.4
     2005.................    $    197.0    $     70.1    $     26.0    $       16.9    $     310.1         4.5%          4.4%
                              ==========    ==========    ==========    ============    ===========     ==========     =========

     Consolidated net investment income grew by 6.6%, 4.2% and 2.4% in 2005, 2004 and 2003, respectively. For each of the past three years, this revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2005, 2004, and 2003, 68.6%, 80.7% and 70.0%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business.

     The following table reflects the composition of net realized gains or losses for the periods shown. As previously noted, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

                                     Realized Gains (Losses)
                                       on Disposition of:                         Impairment Losses on:
                            ----------------------------------------    -----------------------------------------
                                              Equity                                      Equity
                                            securities                                  securities
                               Fixed       and miscell-                   Fixed        and miscell-                      Net
                             maturity         aneous                     maturity         aneous                       realized
                            securities      investments      Total      securities      investments       Total         gains
                            ----------     ------------    ---------    -----------    -------------     --------    ------------
Years Ended
   December 31:
    2001...............     $    (2.9)     $      39.4     $   36.5     $     (1.2)    $       (5.5)     $  (6.7)    $      29.7
    2002...............           3.8             29.1         33.0           (5.0)           (14.0)       (19.0)           13.9
    2003...............           4.6             31.1         35.7            -              (16.4)       (16.4)           19.3
    2004...............           4.6             48.5         53.2            -               (5.2)        (5.2)           47.9
    2005...............     $     4.5      $      69.6     $   74.1     $     (2.7)    $       (6.5)     $  (9.2)    $      64.9
                            ==========     ============    =========    ===========    =============     ========    ============

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2005, such reserves accounted for 89.1% and 82.5% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2004 accounted for 88.6% and 82.1% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                                              December 31,
                                                                        ---------------------------------------------------------
                                                                                  2005                           2004
                                                                        --------------------------     --------------------------
                                                                           Gross           Net            Gross           Net
                                                                        ----------     -----------     -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)............................     $    878.4     $     692.9     $     788.6    $     635.9
Workers' compensation..............................................        1,775.0           915.1         1,607.0          814.0
General liability..................................................          991.3           418.1           808.7          350.5
Other coverages....................................................          597.5           387.8           576.0          382.1
Unallocated loss adjustment expense reserves.......................          159.2            92.9           122.0           87.2
                                                                        ----------     -----------     -----------    -----------
      Total general insurance reserves                                     4,401.7         2,507.0         3,902.4        2,269.7

Mortgage guaranty..................................................          214.7           213.7           200.5          199.1
Title..............................................................          268.8           268.8           252.5          252.5
Life and health....................................................           26.5            19.9            22.6           16.9
Unallocated loss adjustment expense reserves -
   other coverages.................................................           28.0            28.0            25.4           25.4
                                                                        ----------     -----------     -----------    -----------
      Total claim and loss adjustment expense reserves.............     $  4,939.8     $   3,037.6     $   4,403.5    $   2,763.8
                                                                        ==========     ===========     ===========    ===========
Asbestosis and environmental claim reserves included
 in the above general insurance reserves:
       Amount......................................................     $    170.7     $     132.2     $     118.9    $      97.1
                                                                        ==========     ===========     ===========    ===========
       % of total general insurance reserves.......................           3.9%            5.3%            3.0%           4.3%
                                                                        ==========     ===========     ===========    ===========

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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005 and 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 3.3 percent of General Insurance Group net incurred losses for the five years ended December 31, 2005.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of December 31, 2005 and 2004, the Company's general insurance segment carried reserves of $873.6 and $735.2, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10 percent for a deficiency of $87.3, or 3.5 percent of the Company's net general insurance reserves as of year end 2005 and $73.5, or 3.2 percent as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. One year developments of general insurance reserves posted as of each of the 1995 through 2004 year ends have reflected uniformly positive results. Cumulative developments ranging from 10 years to one year for the same year ends have produced both redundancies and (deficiencies) that have ranged between 7.2% and (5.8%) and have averaged .6%.

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

     In management's opinion, geographic concentrations of assureds' employees in the path of an earthquake or acts of terrorism represent the most significant catastrophic risks to Old Republic's General insurance segment. These risks would largely impact the workers' compensation line since primary insurers such as the Company must, by regulation, issue unlimited liability policies. While Old Republic obtains a degree of protection through its reinsurance program as to earthquake exposures, and, until December 31, 2007 through the Terrorism Risk Insurance Extension Act of 2005, there is no assurance that recoveries thereunder would be sufficient to offset the costs of a major calamity nor eliminate its possible major impact on operating results and financial condition. Old Republic has availed itself of modeling techniques to evaluate the possible magnitude of earthquake or terrorist induced claim costs for its most exposed coverage of workers' compensation. Such models, however, have not been sufficiently validated by past occurrences, and rely on a large variety and number of assumptions. As a result, they may not be predictive of possible claims from future events.

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

     With respect to Old Republic's small life and health insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims. In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company's largest exposure.

     In all of the above regards, current GAAP accounting polices do not permit the Company's reserving practices to anticipate or provide for claims arising from future catastrophic events before they occur.

     The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

                                                                  General          Mortgage           Title        Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2001.............................................               74.8%            16.1%            4.0%             42.4%
     2002.............................................               72.0             14.1             5.0              40.2
     2003.............................................               67.6             22.7             5.8              37.9
     2004.............................................               65.9             35.5             5.8              42.0
     2005.............................................               66.9%            37.2%            6.0%             43.3%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 1999. The reduction in this major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003 reflecting increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity. The most recent year-over-year claim ratio comparisons reflect continued upward pressure in paid loss trends, claim frequency and severity patterns. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The percentage of net claims, benefits and related settlement expenses measured against premiums earned by General Insurance Group major coverage were as follows:

                                                                              Type of Coverage
                                            ------------------------------------------------------------------------------------
                                               Comm.                                      Inland
                                               Auto.                                      Marine
                                             (mostly        Workers'      Financial        and          General
                                             trucking)        Comp.       Indemnity      Property      Liability         Other
                                            -----------    ----------    -----------    -----------    ----------     ----------
Years Ended December 31:
    2001...............................         82.5%         89.0%          39.0%          59.5%         71.0%          68.5%
    2002...............................         78.4          93.2           41.1           51.5          67.6           66.9
    2003...............................         70.4          81.2           51.0           59.1          89.5           52.2
    2004...............................         66.5          72.4           47.6           56.2         108.6           59.3
    2005...............................         67.2%         78.9%          48.9%          52.1%         97.4%          58.6%
                                            ===========    ==========    ===========    ===========    ==========     ==========

     Average Mortgage Guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

                                                      Average Paid Claim Amount (1)                 Delinquency Ratio
                                                   -----------------------------------    -------------------------------------
                                                     Traditional                             Traditional
                                                       Primary             Bulk (2)            Primary              Bulk (2)
                                                   ---------------     ---------------    -----------------     ---------------
Years Ended December 31:
    2001....................................       $       19,221      $          -                 2.84%                .33%
    2002....................................               20,693                 -                 3.43                3.28
    2003....................................               22,339              29,293               3.95                4.76
    2004....................................               23,920              19,885               4.11                4.59
    2005....................................       $       24,255      $       20,639               4.67%               3.67%
                                                   ===============     ===============    =================     ===============

    (1)  Amounts are in whole dollars.

    (2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

                                              Traditional Primary Delinquency Ratios for Top Ten States (3):
                            ---------------------------------------------------------------------------------------------------
                              FL        TX        GA         IL        NC        CA        OH         PA        MN        NJ
                            ------    ------    -------    ------    ------    -------   -------    ------    ------    -------
As of December 31:
    2001...............       3.4%      3.2%       2.9%      2.9%      3.0%       3.1%      3.8%      2.5%      1.9%       3.4%
    2002...............       3.6       3.9        3.9       3.3       4.0        2.9       4.9       3.3       2.1        3.8
    2003...............       3.5       4.6        4.9       4.0       4.7        2.8       6.9       3.8       2.5        4.5
    2004...............       3.2       5.0        5.6       3.8       4.9        2.1       7.6       4.4       3.5        4.2
    2005...............       3.1%      5.7%       5.9%      4.2%      4.9%       1.8%      8.3%      4.7%      4.0%       4.1%
                            ======    ======    =======    ======    ======    =======   =======    ======    ======    =======

    (3) As determined by risk in force. These 10 states represent approximately 50% of total risk in force as of December 31, 2005.

Expenses: Underwriting, Acquisition and Other Expenses

     The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2001.............................................              27.8%            27.5%           87.2%             46.5%
     2002.............................................              27.1             32.3            85.6              47.9
     2003.............................................              26.2             24.8            84.6              48.5
     2004.............................................              24.8             25.6            90.5              47.3
     2005.............................................              24.6%            22.4%           88.2%             45.2%
                                                              ==============    =============     ===========     =============

     Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company's three business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

     The General Insurance Group's expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base.

     The Mortgage Guaranty segment's expense ratio decreased in 2003 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the aforementioned class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. The decline in the 2005 ratio reflects the absence of this segments' share of the aforementioned 2004 stock option costs, as well as a combination of lower contract underwriting costs, reductions in variable sales expenses, and continued attention to operating efficiencies.

     Increased title sales volume led to lower expense ratios in 2005, 2003 and 2002. The increase in the 2004 expense ratio results from the aforementioned final settlement of consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2001..............................................            102.6%            43.6%           91.2%             88.9%
     2002..............................................             99.1             46.4            90.6              88.1
     2003..............................................             93.8             47.5            90.4              86.4
     2004..............................................             90.7             61.1            96.3              89.3
     2005..............................................             91.5%            59.6%           94.2%             88.5%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 26.2% in 2005, 33.2% in 2004, and 32.4% in 2003. The effective tax rate was reduced by 6.2 percentage points in 2005, and net earnings were enhanced by tax and related interest recoveries of $57.9 ($45.9 net of tax, or 20 cents per share), due to the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained relatively consistent with those of the
corresponding   prior  periods.   Such  rates  reflect   primarily  the  varying
proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

                                OTHER INFORMATION

     Reference is here made to "Information About Segments of Business" appearing elsewhere herein.

     Historical data pertaining to the operating results, liquidity, and other performance indicators applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long-term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed and other claims can have a bearing on period-to-period comparisons and future operating results.

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences, involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Additionally, mortgage guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

     Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise any and all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

7A-Quantitative and Qualitative Disclosure About Market Risk

     The information called for by Item 7A is found under the heading "Financial Position" in Part II, Item 7 of this report.

Item 8-Financial Statements and Supplementary Data

Listed below are the financial statements included herein:
OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets ........................................       43
Consolidated Statements of Income...................................       44
Consolidated Statements of Comprehensive Income.....................       45
Consolidated Statements of Preferred Stock and
   Common Shareholders' Equity......................................       46
Consolidated Statements of Cash Flows...............................       47
Notes to Consolidated Financial Statements..........................     48 - 67
Report of Independent Registered Public Accounting Firm.............       68

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
                                                                                             ------------------------------------
                                                                                                 2005                   2004
                                                                                             -------------          -------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)  (cost: $6,869.5 and $6,273.2)............         $    6,877.4           $    6,455.9
Equity securities (at fair value) (cost: $500.9 and $396.8).........................                552.4                  459.0
Short-term investments (at fair value which approximates cost)......................                275.3                  388.6
Miscellaneous investments...........................................................                 62.7                   54.4
                                                                                             -------------          -------------
    Total...........................................................................              7,768.0                7,358.1
Other investments...................................................................                  8.0                   13.4
                                                                                             -------------          -------------
    Total investments...............................................................              7,776.0                7,371.6
                                                                                             -------------          -------------

Other Assets:
Cash................................................................................                 68.3                   60.5
Securities and indebtedness of related parties......................................                 16.4                   14.0
Accrued investment income...........................................................                 95.5                   87.3
Accounts and notes receivable.......................................................                803.4                  590.1
Reinsurance balances and funds held.................................................                 81.0                   92.5
Reinsurance recoverable: Paid losses................................................                 59.4                   53.3
                         Policy and claim reserves..................................              2,107.8                1,793.2
Deferred policy acquisition costs...................................................                240.0                  232.3
Sundry assets.......................................................................                294.9                  275.6
                                                                                             -------------          -------------
                                                                                                  3,767.1                3,199.2
                                                                                             -------------          -------------
    Total Assets....................................................................         $   11,543.2           $   10,570.8
                                                                                             =============          =============

----------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses..............................................         $    4,939.8           $    4,403.5
Unearned premiums...................................................................              1,039.3                  903.1
Other policyholders' benefits and funds.............................................                188.8                  175.9
                                                                                             -------------          -------------
    Total policy liabilities and accruals...........................................              6,167.9                5,482.6
Commissions, expenses, fees and taxes...............................................                227.2                  235.9
Reinsurance balances and funds......................................................                307.0                  157.8
Federal income tax payable: Current.................................................                129.3                    8.4
                            Deferred................................................                421.6                  554.5
Debt................................................................................                142.7                  143.0
Sundry liabilities..................................................................                123.1                  122.7
Commitments and contingent liabilities..............................................
                                                                                             -------------          -------------
    Total Liabilities...............................................................              7,519.1                6,705.1
                                                                                             -------------          -------------

Preferred Stock:
Convertible preferred stock (1).....................................................                 -                      -
                                                                                             -------------          -------------

Common Shareholders' Equity:
Common stock (1)....................................................................                229.5                  185.4
Additional paid-in capital..........................................................                288.6                  270.4
Retained earnings...................................................................              3,444.9                3,240.1
Accumulated other comprehensive income .............................................                 60.8                  179.5
Treasury stock (at cost) (1)........................................................                 -                     (10.0)
                                                                                             -------------          -------------
    Total Common Shareholders' Equity...............................................              4,024.0                3,865.6
                                                                                             -------------          -------------
    Total Liabilities, Preferred Stock and Common Shareholders' Equity..............         $   11,543.2           $   10,570.8
                                                                                             =============          =============

(1) At December 31, 2005 and 2004, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 229,575,404 in 2005 and 231,786,409 in 2004 were issued and outstanding. At December 31, 2005 and 2004, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 0 and 3,581,978 as of December 31, 2005 and 2004, respectively.


See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                           2005                  2004                  2003
                                                                     ----------------      ----------------      ----------------
Revenues:
Net premiums earned..........................................        $       3,062.3       $       2,804.8       $       2,582.1
Title, escrow, and other fees................................                  324.6                 311.2                 353.9
                                                                     ----------------      ----------------      ----------------
    Total premiums and fees..................................                3,386.9               3,116.1               2,936.0
Net investment income........................................                  310.1                 290.8                 279.2
Other income.................................................                   43.9                  36.7                  51.2
                                                                     ----------------      ----------------      ----------------
    Total operating revenues.................................                3,741.0               3,443.7               3,266.5
Realized investment gains....................................                   64.9                  47.9                  19.3
                                                                     ----------------      ----------------      ----------------
    Total revenues...........................................                3,805.9               3,491.6               3,285.8
                                                                     ----------------      ----------------      ----------------

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses....................                1,460.1               1,305.6               1,097.6
Dividends to policyholders...................................                    5.3                   2.2                  15.1
Underwriting, acquisition, and other expenses................                1,583.4               1,523.8               1,484.9
Interest and other charges...................................                    9.5                   8.9                   8.2
                                                                     ----------------      ----------------      ----------------
    Total expenses...........................................                3,058.5               2,840.7               2,606.0
                                                                     ----------------      ----------------      ----------------
Income before income taxes ..................................                  747.3                 650.9                 679.7
                                                                     ----------------      ----------------      ----------------

Income Taxes:
Currently payable............................................                  263.0                 183.4                 168.0
Deferred (Credits)...........................................                  (67.1)                 32.5                  51.9
                                                                     ----------------      ----------------      ----------------
     Total...................................................                  195.9                 215.9                 219.9
                                                                     ----------------      ----------------      ----------------
Net Income...................................................        $         551.4       $         435.0       $         459.8
                                                                     ================      ================      ================

Net Income Per Share:
    Basic:...................................................        $          2.40       $          1.91       $          2.02
                                                                     ================      ================      ================
    Diluted:.................................................        $          2.37       $          1.89       $          2.01
                                                                     ================      ================      ================

    Average shares outstanding: Basic........................            229,487,273           228,177,278           226,936,856
                                                                     ================      ================      ================
                                Diluted......................            232,108,491           230,759,540           229,128,669
                                                                     ================      ================      ================

Dividends Per Common Share:
    Cash: Regular............................................        $          .512       $          .402       $          .356
          Special............................................                   .800                  -                     .534
                                                                     ----------------      ----------------      ----------------
          Total..............................................        $         1.312       $          .402       $          .890
                                                                     ================      ================      ================
    Stock....................................................                    25%                    -%                   50%
                                                                     ================      ================      ================





















See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                   -------------------------------------------------------------
                                                                         2005                  2004                  2003
                                                                   -----------------     -----------------     -----------------

Net income as reported.......................................      $          551.4      $          435.0      $          459.8
                                                                   -----------------     -----------------     -----------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................                   2.9                   7.3                  13.9
                                                                   -----------------     -----------------     -----------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.........                (120.5)                (49.9)                191.2
     Less: elimination of pretax realized gains
         included in income as reported......................                  64.9                  47.9                  19.3
                                                                   -----------------     -----------------     -----------------
     Pretax unrealized gains (losses) on securities
         carried at market value.............................                (185.4)                (97.8)                171.9
     Deferred income taxes  (credits) .......................                 (64.9)                (34.2)                 60.1
                                                                   -----------------     -----------------     -----------------
     Net unrealized gains (losses) on securities.............                (120.5)                (63.5)                111.7
                                                                   -----------------     -----------------     -----------------
   Minimum Pension Liability:
     Minimum pension liability...............................                  (1.7)                 (1.5)                    -
     Deferred income tax credits ............................                   (.6)                  (.5)                    -
                                                                   -----------------     -----------------     -----------------
     Minimum pension liability, net of tax credits...........                  (1.1)                  (.9)                    -
                                                                   -----------------     -----------------     -----------------
Net adjustments..............................................                (118.7)                (57.2)                125.7
                                                                   -----------------     -----------------     -----------------

Comprehensive income.........................................      $          432.6      $          377.7      $          585.5
                                                                   =================     =================     =================













































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                           ------------------------------------------------------
                                                                                2005                2004                2003
                                                                           --------------      --------------      --------------
Convertible Preferred Stock:
  Balance, end of year..........................................           $         -         $         -         $         -
                                                                           ==============      ==============      ==============

Common Stock:
  Balance, beginning of year....................................           $       185.4       $       184.4       $       123.7
     Stock dividend.............................................                    45.9                 -                  61.4
     Dividend reinvestment plan.................................                     -                   -                   -
     Exercise of stock options..................................                      .9                  .9                  .4
     Stock awards...............................................                     -                   -                   -
     Treasury stock restored to unissued status.................                    (2.8)                -                  (1.2)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       229.5       $       185.4       $       184.4
                                                                           ==============      ==============      ==============

Additional Paid-in Capital:
  Balance, beginning of year....................................           $       270.4       $       245.5       $       253.1
     Dividend reinvestment plan.................................                     2.0                  .8                 1.5
     Exercise of stock options..................................                    18.1                15.3                 9.9
     Stock option compensation..................................                     4.8                 8.7                 2.2
     Stock awards...............................................                      .2                 -                   -
     Treasury stock restored to unissued status.................                    (7.1)                -                 (21.4)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $       288.6       $       270.4       $       245.5
                                                                           ==============      ==============      ==============

Retained Earnings:
  Balance, beginning of year....................................           $     3,240.1       $     2,896.8       $     2,700.5
     Net income.................................................                   551.4               435.0               459.8
     Dividends on common stock: cash ...........................                  (300.7)              (91.6)             (201.9)
                                stock...........................                   (45.9)                -                 (61.4)
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $     3,444.9       $     3,240.1       $     2,896.8
                                                                           ==============      ==============      ==============

Accumulated Other Comprehensive Income:
  Balance, beginning of year....................................           $       179.5       $       236.8       $       111.0
     Foreign currency translation adjustments...................                     2.9                 7.3                13.9
     Net unrealized gains (losses) on securities................                  (120.5)              (63.5)              111.7
     Minimum pension liability, net of tax credits..............                    (1.1)                (.9)                -
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $        60.8       $       179.5       $       236.8
                                                                           ==============      ==============      ==============

Treasury Stock:
  Balance, beginning of year....................................           $       (10.0)      $       (10.0)      $       (32.6)
     Acquired during the year...................................                     -                   -                   -
     Restored to unissued status................................                    10.0                 -                  22.6
                                                                           --------------      --------------      --------------
  Balance, end of year..........................................           $         -         $       (10.0)      $       (10.0)
                                                                           ==============      ==============      ==============






















See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 2005               2004                2003
                                                                            --------------     --------------      --------------
Cash flows from operating activities:
  Net income.......................................................         $       551.4      $       435.0       $       459.8
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs..............................                  (7.2)              (9.4)              (21.6)
    Premiums and other receivables.................................                (212.7)             (33.4)              (34.6)
    Unpaid claims and related items................................                 273.9              262.8               192.1
    Other policyholders' benefits and funds........................                  96.2               82.8                92.9
    Income taxes...................................................                  53.9               56.5                36.4
    Reinsurance balances and funds.................................                 154.3              (10.5)              (24.9)
    Realized investment gains......................................                 (64.9)             (47.9)              (19.3)
    Accounts payable, accrued expenses and other...................                  34.9               92.5                39.5
                                                                            --------------     --------------      --------------
  Total............................................................                 880.0              828.3               720.2
                                                                            --------------     --------------      --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls....................................                 818.7              625.8               704.3
     Sales.........................................................                 375.2              149.6               302.0
  Sales of:
     Equity securities.............................................                 325.8              334.0               211.0
     Other investments.............................................                  12.9               12.7                 7.6
     Fixed assets for company use..................................                   5.7                 .9                 1.0
  Cash and short-term investments of subsidiary acquired...........                   1.2                2.5                 -
  Purchases of:
     Fixed maturity securities.....................................              (1,818.8)          (1,604.1)           (1,428.9)
     Equity securities.............................................                (380.8)            (250.3)             (119.0)
     Other investments.............................................                  (5.2)              (1.9)               (4.0)
     Fixed assets for company use..................................                 (37.6)             (20.1)              (22.1)
     Investments in affiliates.....................................                 (10.1)              (1.4)                -
  Net  decrease (increase) in short-term investments...............                 118.9               15.5              (149.6)
  Other-net........................................................                   4.0                2.6                 1.3
                                                                            --------------     --------------      --------------
  Total............................................................                (589.9)            (734.1)             (496.2)
                                                                            --------------     --------------      --------------

Cash flows from financing activities:
  Issuance of debentures and notes.................................                   1.0                -                   -
  Issuance of common shares........................................                  18.4               14.6                 9.7
  Repayments of term loans.........................................                   -                  -                  (1.0)
  Redemption of debentures and notes...............................                  (1.4)               (.6)               (2.8)
  Dividends on common shares.......................................                (300.7)             (91.6)             (201.9)
  Other-net........................................................                    .2               (3.1)              (17.9)
                                                                            --------------     --------------      --------------
  Total............................................................                (282.4)             (80.8)             (214.0)
                                                                            --------------     --------------      --------------

Increase (decrease) in cash .......................................                   7.7               13.3                 9.9
  Cash, beginning of year..........................................                  60.5               47.2                37.2
                                                                            --------------     --------------      --------------
  Cash, end of year................................................         $        68.3      $        60.5       $        47.2
                                                                            ==============     ==============      ==============

Supplemental cash flow information:
  Cash paid during the year for: Interest .........................         $         9.4      $         8.7       $         8.7
                                                                            ==============     ==============      ==============
                                 Income Taxes......................         $       138.4      $       156.5       $       180.6
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

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2005 and 2004, the Company's invested assets were classified as "available for sale."

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

     The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio's value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security's market price history, considers the totality of such factors as the issuer's operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company's estimate of other than temporary impairments is insufficient at any point in time, future periods' net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized other than temporary impairments of investments in the amounts of $9.2, $5.2, and $16.4 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The amortized cost and estimated fair values of fixed maturity securities are as follows:

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized          Fair
                                                                  Cost            Gains           Losses           Value
                                                              ------------    -------------    ------------    -------------
    Fixed Maturity Securities:
       December 31, 2005:
              U.S. & Canadian Governments..............       $   1,245.0     $       18.2     $       4.0     $    1,259.2
              Tax-exempt...............................           1,976.4             15.0            16.2          1,975.2
              Utilities................................             924.2             13.1            14.3            923.0
              Corporate................................           2,723.7             33.1            36.9          2,719.8
                                                              ------------    -------------    ------------    -------------
                                                              $   6,869.5     $       79.5     $      71.5     $    6,877.4
                                                              ============    =============    ============    =============

       December 31, 2004:
              U.S. & Canadian Governments..............       $   1,107.7     $       28.3     $        .8     $    1,135.3
              Tax-exempt...............................           1,538.6             38.4             2.9          1,574.0
              Utilities................................             850.2             29.0             2.7            876.4
              Corporate................................           2,776.6             98.7             5.2          2,870.0
                                                              ------------    -------------    ------------    -------------
                                                              $   6,273.2     $      194.5     $      11.8     $    6,455.9
                                                              ============    =============    ============    =============

     The amortized cost and estimated fair value at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                               Estimated
                                                                                            Amortized            Fair
                                                                                               Cost              Value
                                                                                          ---------------    --------------
    Fixed Maturity Securities:
          Due in one year or less....................................................     $        721.1     $       721.2
          Due after one year through five years......................................            2,810.0           2,826.3
          Due after five years through ten years.....................................            3,291.7           3,273.8
          Due after ten years........................................................               46.5              56.0
                                                                                          ---------------    --------------
                                                                                          $      6,869.5     $     6,877.4
                                                                                          ===============    ==============

     Bonds and other investments  carried at $224.8 as of December 31, 2005 were
on  deposit  with  governmental   authorities  by  the  Corporation's  insurance
subsidiaries to comply with insurance laws.

     A summary of the Company's equity securities follows:

                                                                                Gross            Gross           Estimated
                                                                              Unrealized      Unrealized           Fair
                                                               Cost             Gains           Losses             Value
                                                          --------------    -------------    -------------    --------------
      December 31, 2005:
        Equity securities..........................       $       500.9     $       55.1     $        3.6     $       552.4
                                                          ==============    =============    =============    ==============

      December 31, 2004:
        Equity securities..........................       $       396.8     $       68.6     $        6.4     $       459.0
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

     The following table reflects the Company's gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer's original cost at December 31, 2005 and 2004:

                                                 12 Months or Less         Greater than 12 Months               Total
                                             -------------------------   -------------------------    -------------------------
                                                Fair        Unrealized       Fair       Unrealized       Fair       Unrealized
                                               Value          Losses        Value         Losses        Value         Losses
                                             ----------    -----------   -----------    ----------    ----------    -----------
December 31, 2005:
Fixed Maturity Securities:
  U.S & Canadian Governments...........      $   312.9     $      2.9    $     72.5     $      .8     $   385.4     $      3.7
  Tax-exempt...........................          969.6           12.2         154.4           4.0       1,124.0           16.2
  Corporates...........................        1,773.8           36.1         377.2          15.4       2,151.0           51.5
                                             ----------    -----------   -----------    ----------    ----------    -----------
                                               3,056.3           51.2         604.2          20.3       3,660.6           71.5
Equity Securities......................           94.6            3.5           -             -            94.6            3.6
                                             ----------    -----------   -----------    ----------    ----------    -----------
Total..................................      $ 3,151.0     $     54.8    $    604.2     $    20.3     $ 3,755.3     $     75.1
                                             ==========    ===========   ===========    ==========    ==========    ===========

December 31, 2004:
Fixed Maturity Securities:
  U.S & Canadian Governments...........      $   209.7     $       .8    $      -       $     -       $   209.7     $       .8
  Tax-exempt...........................          307.7            2.4          33.1            .5         340.8            2.9
  Corporates...........................          634.4            6.0          73.6           2.0         708.0            8.0
                                             ----------    -----------   -----------    ----------    ----------    -----------
                                               1,151.9            9.2         106.7           2.5       1,258.6           11.8
Equity Securities......................           44.0            6.3            .7            .1          44.7            6.4
                                             ----------    -----------   -----------    ----------    ----------    -----------
Total..................................      $ 1,195.9     $     15.6    $    107.4     $     2.6     $ 1,303.4     $     18.2
                                             ==========    ===========   ===========    ==========    ==========    ===========

     At December 31, 2005, the Company held 946 fixed maturity and 25 equity securities in an unrealized loss position, representing 52.2 percent as to fixed maturities and 27.8 percent as to equity securities of the total number of such issues held by the Company. Of the 946 fixed maturity securities, 136 had been in a continuous unrealized loss position for greater than 12 months. The unrealized losses on these securities are primarily attributable to the rising interest rate environment as opposed to a decline in credit quality of the issuer.

     At December 31, 2005, the Corporation and its subsidiaries had no non-income producing fixed maturity securities except for U.S. Treasury Tax and Loss Bonds in the amount of $545.7 required to be held by its mortgage insurance subsidiaries for the payment of deferred income taxes. In January, 2006, $122.5 of such tax and loss bonds were redeemed.

     The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                2005               2004               2003
                                                                           --------------     --------------     --------------
    Investment income from:
      Fixed maturity securities....................................        $       284.1      $       267.2      $       256.4
      Equity securities............................................                  9.4               14.3               14.6
      Short-term investments.......................................                 15.9                5.7                4.5
      Other sources................................................                  5.4                6.8                6.8
                                                                           --------------     --------------     --------------
         Gross investment income...................................                315.0              294.1              282.5
      Investment expenses (1)......................................                  4.9                3.2                3.2
                                                                           --------------     --------------     --------------
         Net investment income.....................................        $       310.1      $       290.8      $       279.2
                                                                           ==============     ==============     ==============

    Realized gains (losses) on:
      Fixed maturity securities:
           Gains...................................................        $         5.8      $         5.2      $         9.0
           Losses..................................................                 (4.0)               (.5)              (4.4)
                                                                           --------------     --------------     --------------
           Net.....................................................                  1.7                4.6                4.6
                                                                           --------------     --------------     --------------

      Equity securities & other long-term investments..............                 63.1               43.2               14.6
                                                                           --------------     --------------     --------------
         Total.....................................................                 64.9               47.9               19.3
      Income taxes.................................................                 22.6               17.0                6.7
                                                                           --------------     --------------     --------------
         Net realized gains........................................        $        42.2      $        30.9      $        12.5
                                                                           ==============     ==============     ==============

     (Table continued on next page.)

     (Table continued from previous page.)

                                                                                        Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                2005               2004               2003
                                                                           --------------     --------------     --------------
    Changes in unrealized investment gains (losses) on:
     Fixed maturity securities:
         Held to maturity (2)......................................        $        -         $        -         $      (117.5)
                                                                           ==============     ==============     ==============

         Available for sale........................................        $      (174.7)     $       (94.3)     $        94.0
         Less:  Deferred income taxes (credits)....................                (61.1)             (33.0)              32.9
                                                                           --------------     --------------     --------------
         Net changes in unrealized investment gains (losses).......        $      (113.5)     $       (61.3)     $        61.1
                                                                           ==============     ==============     ==============

      Equity securities & other long-term investments..............        $       (10.7)     $        (3.5)     $        77.8
      Less: Deferred income taxes (credits)........................                 (3.7)              (1.2)              27.2
                                                                           --------------     --------------     --------------
         Net changes in unrealized investment gains (losses).......        $        (6.9)     $        (2.2)     $        50.6
                                                                           ==============     ==============     ==============

----------
(1) Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.7, $.3 and $.1 for the years ended December 31, 2005, 2004 and 2003, respectively.
(2) Deferred income taxes do not apply since these securities are carried at amortized cost. During the first quarter of 2003, the Company reclassified its fixed maturity securities categorized as held to maturity to the available for sale classification, which resulted in recognizing $117.5 of unrealized investment gains imbedded in such securities at December 31, 2002.

(d) Revenue Recognition -Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which includes branch offices of its title insurer and wholly owned subsidiaries of the Company) represent approximately 37 percent of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63 percent of consolidated title premium and fee revenues are title premiums produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

     The following table summarizes deferred policy acquisition costs and related data for the years shown:

                                                                                         Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                2005               2004               2003
                                                                           --------------     --------------     --------------
  Deferred, beginning of year....................................          $        232.3     $        221.9     $        197.8
                                                                           --------------     --------------     --------------
  Acquisition costs deferred:
      Commissions - net of reinsurance...........................                   219.1              209.4              178.6
      Premium taxes..............................................                    75.5               69.9               58.2
      Salaries and other marketing expenses......................                    92.6               91.5              102.5
                                                                           --------------     --------------     --------------
          Sub-total..............................................                   387.4              370.9              339.3
  Amortization charged to income.................................                  (379.8)            (360.5)            (315.2)
                                                                           --------------     --------------     --------------
          Change for the year....................................                     7.6               10.4               24.0
                                                                           --------------     --------------     --------------
  Deferred, end of year..........................................          $        240.0     $        232.3     $        221.9
                                                                           ==============     ==============     ==============

(f) Unearned Premiums-Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2005 and 2004, unearned premiums consisted of the following:

                                                                                                    December 31,
                                                                                       -----------------------------------------
                                                                                            2005                      2004
                                                                                       ---------------           ---------------
     General Insurance Group ....................................................      $         993.3           $         860.2
     Mortgage Guaranty Group.....................................................                 45.9                      42.9
                                                                                       ---------------           ---------------
         Total...................................................................      $       1,039.3           $         903.1
                                                                                       ===============           ===============

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

     Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted.
Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in the last three years. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

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

     Old Republic's exposure to A&E claims cannot be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members has produced court decisions that have been inconsistent with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2005, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Corporation's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2005 and 2004, Old Republic's aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $170.7 and $118.9 gross, respectively, and $132.2 and $97.1 net of reinsurance, respectively. Old Republic's average five year survival ratios stood at 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005 and 6.2 years (gross) and 9.6 years (net of reinsurance) as of December 31, 2004. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

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

     The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2005              2004             2003
                                                                             -------------     -------------    -------------
  Gross reserves at beginning of year................................        $     4,403.5     $     4,022.7    $     3,676.8
  Less: reinsurance losses recoverable .............................               1,639.6           1,522.5          1,370.7
                                                                             -------------     -------------    -------------
           Net reserves at beginning of year ........................              2,763.8           2,500.1          2,306.0
                                                                             -------------     -------------    -------------
  Incurred claims and claim adjustment expenses:
    Provisions for insured events of the current year................              1,504.5           1,348.7          1,159.2
    Change in provision for insured events of prior years............                (43.9)            (43.1)           (60.8)
                                                                             -------------     -------------    -------------
           Total incurred claims and claim adjustment expenses.......              1,460.7           1,305.7          1,098.4
                                                                             -------------     -------------    -------------
  Payments:
    Claims and claim adjustment expenses attributable to
      insured events of the current year.............................                484.6             403.6            337.4
    Claims and claim adjustment expenses attributable to
      insured events of prior years..................................                702.1             638.2            566.9
                                                                             -------------     -------------    -------------
           Total payments............................................              1,186.8           1,041.9            904.3
                                                                             -------------     -------------    -------------
  Amount of reserves for unpaid claims and claim adjustment
    expenses at the end of each year, net of reinsurance
    losses recoverable...............................................              3,037.6           2,763.8          2,500.1
  Reinsurance losses recoverable.....................................              1,902.1           1,639.6          1,522.5
                                                                             -------------     -------------    -------------
  Gross reserves at end of year......................................        $     4,939.8     $     4,403.5    $     4,022.7
                                                                             =============     =============    =============

     For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of about 2.0%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can reduce claim costs upon the sale of foreclosed properties, in levels of loan refinancing activity that can reduce the period of time over which a policy remains at risk, in lower than expected frequencies of claims incurred but not reported, in the effect of reserve discounts applicable to workers' compensation claims, in higher than expected severity of litigated claims in particular, in governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, in greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and in higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

                                                                                        Years Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2005              2004              2003
                                                                             -------------    --------------    -------------
   Statutory tax rate................................................             35.0%             35.0%            35.0%
   Tax rate increases (decreases):
         Tax-exempt interest ........................................             (2.6)             (2.4)            (2.3)
         Dividends received exclusion................................              (.2)              (.5)             (.5)
         Other items - net (1) ......................................             (6.0)              1.1               .2
                                                                             -------------    --------------    -------------
   Effective tax rate................................................             26.2%             33.2%            32.4%
                                                                             =============    ==============    =============

     (1) During 2004, the Company recorded a pretax charge of $22.9 in response to a court ruling against Old Republic Title Company. Of that amount, approximately $11.8 was non-deductible, resulting in an increase in the effective tax rate of 0.6 percentage points. Tax and related interest recoveries of $57.9 ($45.9 net of tax) were recorded in the second quarter of 2005 due to the favorable resolution of tax issues applicable to the three years ended
December 31, 1990. This adjustment reduced the 2005 effective tax rate by approximately 6.2 percentage points.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:

                                                                                              December 31,
                                                                             ------------------------------------------------
                                                                                 2005              2004              2003
                                                                             -------------    --------------    -------------
   Deferred Tax Assets:
       Losses, claims, and settlement expenses.......................        $      176.5     $       177.1     $      161.5
       Other timing differences......................................                15.8              23.9             25.5
                                                                             -------------    --------------    -------------
           Total deferred tax assets (1).............................               192.3             201.0            187.1
                                                                             -------------    --------------    -------------
   Deferred Tax Liabilities:
       Unearned premium reserves.....................................                29.5              30.1             33.2
       Deferred policy acquisition costs.............................                77.7              75.7             72.3
       Mortgage guaranty insurers' contingency reserves..............               468.5             545.8            499.4
       Fixed maturity securities adjusted to cost....................                 6.8               7.4              8.2
       Net unrealized investment gains...............................                26.9              91.9            126.2
       Title plants and records......................................                 4.4               4.4              4.4
                                                                             -------------    --------------    -------------
           Total deferred tax liabilities............................               614.0             755.5            743.9
                                                                             -------------    --------------    -------------
           Net deferred tax liabilities..............................        $      421.6     $       554.5     $      556.8
                                                                             =============    ==============    =============

----------
(1) The Company has evaluated its deferred tax assets as of each of these dates and has concluded that no valuation allowance is warranted.

     Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated

$545.7 at December 31, 2005. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. The Company released contingency reserves of $350.0 during the fourth quarter of 2005 and consequently, $122.5 of U.S. Treasury Tax and Loss Bonds were redeemed during January 2006.

     In April, 2004 the IRS issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000 (see note 4(c), Commitments and Contingent Liabilities - General for further information).

(i) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $19.0, $18.2, and $16.2 in 2005, 2004, and 2003, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(k) Goodwill-Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($93.1 and $92.2 at December 31, 2005 and 2004, respectively). No impairment charges were required for any period presented.

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

     The changes in the projected benefit obligation are as follows at the above measurement dates:

                                                                                 2005             2004              2003
                                                                             -------------    --------------    -------------

   Projected benefit obligation at beginning of year.................        $      214.4     $       195.8     $      161.6
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Service cost...................................................                 8.5               7.7              5.8
      Interest cost..................................................                12.2              11.5             11.0
      Actuarial losses...............................................                 4.4               7.6             26.4
      Benefits paid..................................................                (8.7)             (8.3)            (9.1)
                                                                             -------------    --------------    -------------
   Net increase for year.............................................                16.5              18.5             34.2
                                                                             -------------    --------------    -------------
   Projected benefit obligation at end of year.......................        $      230.9     $       214.4     $      195.8
                                                                             =============    ==============    =============

     The changes in the fair value of net assets available for plan benefits as of the above measurement dates are as follows:

                                                                                  2005             2004              2003
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at beginning of the year.......................................        $      185.7     $       175.0     $      156.6
                                                                             -------------    --------------    -------------
   Increases (decreases) during the year attributable to:
      Actual return on plan assets...................................                10.8              13.5             17.4
      Sponsor contributions..........................................                 8.0               5.7             10.1
      Benefits paid..................................................                (8.7)             (8.3)            (9.1)
      Administrative expenses........................................                 (.1)              (.1)             (.1)
                                                                             -------------    --------------    -------------
   Net increase for year.............................................                 9.8              10.7             18.3
                                                                             -------------    --------------    -------------
   Fair value of net assets available for plan benefits
      at the end of the year.........................................        $      195.6     $       185.7     $      175.0
                                                                             =============    ==============    =============

     A reconciliation of the funded status of the plans as of the above measurement dates is as follows:

                                                                                                    2005              2004
                                                                                                -------------    -------------
   Plan assets less than projected benefit obligations....................................      $      (35.3)    $      (28.6)
   Prior service cost not yet recognized in net periodic
      pension cost........................................................................               -                 .1
   Unrecognized net loss..................................................................              53.4             47.3
                                                                                                -------------    -------------
   Pension asset recognized in the consolidated balance sheet.............................      $       18.1     $       18.7
                                                                                                =============    =============

     Amounts recognized in the statement of financial position as of the above measurement dates consist of the following:

                                                                                                      Pension Benefits
                                                                                                ------------------------------
                                                                                                    2005             2004
                                                                                                -------------    -------------
   Prepaid benefit cost...................................................................      $       32.1     $       29.6
   Accrued benefit cost...................................................................             (17.2)           (12.4)
   Additional minimum pension liability...................................................               3.2              1.5
                                                                                                -------------    -------------
   Net amount recognized..................................................................      $       18.1     $       18.7
                                                                                                =============    =============

     The following information is being provided for the Old Republic Plan whose accumulated benefit obligation exceeds plan assets as of December 31:

                                                                                                    2005             2004
                                                                                                -------------    -------------
   Projected benefit obligations..........................................................      $       73.9     $       66.1
   Accumulated benefit obligations........................................................              64.1             59.9
   Fair value of plan assets..............................................................              46.9             47.4

     The weighted-average asset allocations of the Plans as of the above measurement dates are as follows:

                                                               Plan Assets
                                                      -------------------------------          Investment Policy Asset
                                                          2005              2004              Allocation % Range Target
                                                      -------------     -------------    -------------------------------------
   Equity securities:                                                                                 30% to 70%
        Common shares of Company stock..........              - %               - %
        Other...................................            48.9              47.8
   Debt securities..............................            43.7              47.8                    30% to 70%
   Other (including short-term and
     accrued interest and dividends)............             7.4               4.4                     1% to 20%
                                                      -------------     -------------
             Total..............................           100.0%            100.0%
                                                      =============     =============

     The Corporation's three plans adhere to the same investment policy pursuant to which the Corporation's general assets are managed. Asset/liability matching techniques, diversification, and high quality investments are stressed. Lower quality issuers and derivatives are avoided. Non-callable, U.S. government and investment grade corporate fixed income securities of intermediate maturities are purchased to meet the plans' obligations out to ten years. Holdings of equity securities, which are primarily comprised of value oriented index funds, are preferred investment vehicles to meet the longer term obligations of the plans. Some funds are employed for diversification purposes. Short-term securities are held to cover current plan obligations and anticipated expenses. Investment policy asset allocation range targets, listed above, are applicable to each plan, and allow for modest changes in investment strategy as financial market conditions warrant.

     The components of aggregate annual net periodic pension costs that take into account the above measurement dates consisted of the following:

                                                                                  2005              2004             2003
                                                                              -------------     -------------    -------------
   Service cost.........................................................      $        8.5      $        7.7     $        5.8
   Interest cost........................................................              12.2              11.5             11.0
   Expected return on plan assets.......................................             (14.7)            (14.4)           (14.1)
   Recognized loss......................................................               2.4               2.3              2.9
                                                                              -------------     -------------    -------------
   Net cost.............................................................      $        8.5      $        7.1     $        5.7
                                                                              =============     =============    =============

     The projected benefit obligations for the plans were determined using the following weighted-average assumptions as of the above measurement dates:

                                                                                                    2005             2004
                                                                                                -------------    -------------
   Settlement discount rates..............................................................             5.67%            5.93%
   Rates of compensation increase.........................................................             3.59%            3.54%
   Long-term rates of return on plans' assets.............................................             7.74%            8.38%

     The net periodic benefit cost for the Plans were determined using the following weighted-average assumptions, for the plan years taking into account the above measurement dates:

                                                                                                    2005             2004
                                                                                                -------------    -------------
   Settlement discount rates..............................................................             5.93%            6.00%
   Rates of compensation increase.........................................................             3.54%            3.38%
   Long-term rates of return on plans' assets.............................................             8.09%            8.37%

     The assumed settlement discount rates were determined by matching the current estimate of each Plan's projected cash outflows against spot rate yields on a portfolio of high quality bonds as of their respective measurement date. To develop the expected long-term rate of return on assets assumption, the Plans considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

     The accumulated benefit obligation for the Plans was $202.6 and $187.1 for the 2005 and 2004 plan years taking into account the above measurement dates, respectively.

     The benefits expected to be paid as of December 31, 2005 for the next 10 years are as follows: 2006: $9.2; 2007: $10.0; 2008: $10.7; 2009: $10.8; 2010:
$11.9; and for the five years after 2010: $74.1.

     The companies are expecting to make cash or non-cash contributions to their pension plans in calendar year 2006 of approximately $3.1.

     The Corporation has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2005              2004             2003
                                                                              -------------     -------------    -------------
   Employees Savings and Stock Ownership Plan...........................      $        6.5      $        5.6     $        5.3
   Other profit sharing plans...........................................               9.3               8.3              7.2
   Deferred and incentive compensation..................................      $       29.1      $       32.1     $       31.2
                                                                              =============     =============    =============

     The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. The ESSOP initially acquired its stock of the Company in 1987 and prior years. All such shares have been released over the years, and current Company contributions are directed to the open market purchase of its shares. Dividends on released shares are allocated to participants as earnings. The Company's annual contributions are based on a formula that takes growth in net operating income per share over consecutive five year periods into account. As of December 31, 2005, there were 11,378,766 Old Republic common shares owned by the ESSOP, all of which were released and allocated to employees' account balances. There are no repurchase obligations in existence.

(m) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($1,426.3 and $1,171.0 at December 31, 2005 and 2004, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

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

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2005               2004                2003
                                                                        ---------------    ---------------     --------------
   Numerator:
           Net Income .............................................     $         551.4    $         435.0     $        459.8
           Less: Convertible preferred stock dividends.............                -                  -                  -
                                                                        ---------------    ---------------     --------------
           Numerator for basic earnings per share -
               income available to common stockholders.............               551.4              435.0              459.8

           Effect of dilutive securities:
               Convertible preferred stock dividends...............                -                  -                  -
                                                                        ---------------    ---------------     --------------

           Numerator for diluted earnings per share -
                income available to common stockholders
                after assumed conversions..........................     $         551.4    $         435.0     $        459.8
                                                                        ===============    ===============     ==============

   Denominator:
            Denominator for basic earnings per share -
                weighted-average shares............................         229,487,273        228,177,278        226,936,856

            Effect of dilutive securities:
               Stock options.......................................           2,621,218          2,582,262          2,186,524
               Convertible preferred stock.........................                   -                  -              5,289
                                                                        ---------------    ---------------     --------------
               Dilutive potential common shares....................           2,621,218          2,582,262          2,191,813
                                                                        ---------------    ---------------     --------------

            Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions................................         232,108,491        230,759,540        229,128,669
                                                                        ===============    ===============     ==============

            Basic earnings per share (1)...........................     $          2.40    $          1.91     $         2.02
                                                                        ===============    ===============     ==============
            Diluted earnings per share (1).........................     $          2.37    $          1.89     $         2.01
                                                                        ===============    ===============     ==============

----------
(1) All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2005.

(o) Concentration of Credit Risk-Excluding U.S. government fixed maturity securities, the Company is not exposed to material concentrations of credit risks as to any one issuer.

     (p) Stock Option  Compensation-The  Financial  Accounting  Standards  Board
issued Statement of Financial Accounting Standards No. 148 ("FAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" for periods starting after December 15, 2002. As of April 1, 2003, the Company adopted the requirements of FAS 148 utilizing the prospective method. Under this method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. For all other stock option awards outstanding, the Company continues to use the intrinsic value method permitted under existing accounting pronouncements. The following table shows a comparison of net income and related per share information as reported, and on a pro forma basis on the assumption that the estimated value of stock options was treated as compensation cost for all years shown. In estimating the compensation cost of options, the fair value of options has been calculated using the Black-Scholes option pricing model. Expense recognition of stock options granted in 2005, 2004 and 2003 reduced earnings by $3.0 or 1 cent per share in 2005, $5.6 or 2 cents per share in 2004, and $1.4 or less than 1 cent per share in 2003.

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                               2005               2004              2003
                                                                           --------------    --------------    --------------
   Option pricing/weighted average assumptions:
     Risk-free interest rates......................................                4.62%             4.06%             4.36%
     Dividend yield................................................                3.82%             2.68%             3.12%
     Common stock market
        price volatility factors...................................                  .26               .26               .26
     Expected option life..........................................             10 years          10 years          10 years

   Comparative data:
     Net income:
        As reported................................................        $       551.4     $       435.0     $       459.8
        Add: Stock based compensation expense included
            in reported income, net of related tax effects........                   3.0               5.6               1.4
        Deduct: Total stock-based employee compensation
            expense determined under the fair value based
            method for all awards, net of related tax effects......                  8.6              11.0               4.6
                                                                           --------------    --------------    --------------
        Pro forma basis............................................        $       545.7     $       429.5     $       456.5
                                                                           ==============    ==============    ==============
     Basic earnings per share:
        As reported................................................        $        2.40     $        1.91     $        2.02
        Pro forma basis............................................                 2.38              1.88              2.01
     Diluted earnings per share:
        As reported................................................                 2.37              1.89              2.01
        Pro forma basis............................................        $        2.35     $        1.86     $        1.99
                                                                           ==============    ==============    ==============

     A summary of the status of the Corporation's stock options as of December 31, 2005, 2004 and 2003, and changes in outstanding options during the years then ended follows:

                                                                 As of and for the Years Ended December 31,
                                               --------------------------------------------------------------------------------
                                                        2005                        2004                        2003
                                               ------------------------    -----------------------    -------------------------
                                                              Weighted                   Weighted                    Weighted
                                                               Average                    Average                     Average
                                                              Exercise                   Exercise                    Exercise
                                                Shares          Price        Shares        Price        Shares         Price
                                               ----------    ----------    ----------    ---------    ----------    -----------
   Outstanding at beginning of year .......    11,602,443    $   15.00     10,468,096    $  13.64      8,991,325    $    13.17
   Granted.................................     2,057,500        18.44      2,525,625       19.33      2,313,750         14.37
   Exercised...............................     1,249,709        13.04      1,149,432       11.91        790,538         10.30
   Forfeited and canceled .................       144,064        17.01        241,846       15.81         46,441         14.78
                                               ----------                  ----------                 ----------
   Outstanding at end of year..............    12,266,170        15.76     11,602,443       15.00     10,468,096         13.64
                                               ==========                  ==========                 ==========

   Exercisable at end of year..............     7,725,233    $   14.31      7,465,064    $  13.58      4,725,208    $    11.98
                                               ==========    ==========    ==========    =========    ==========    ===========

   Weighted average fair value of
       options granted during the year (1).    $    4.34 per share         $    5.42 per share        $    3.81 per share
                                               ==========                  ==========                 ==========

(1) Based on the Black-Scholes option pricing model and the assumptions outlined in the table above.

     A summary of stock options outstanding and exercisable at December 31, 2005 follows:

                                                              Options Outstanding                        Options Exercisable
                                                    ------------------------------------------        -------------------------
                                                                       Weighted - Average
                                                                   ---------------------------                        Weighted
                                         Year(s)       Number       Remaining                                          Average
                                           Of           Out-       Contractual       Exercise           Number        Exercise
     Ranges of Exercise Prices           Grant        Standing         Life           Price           Exercisable       Price
     --------------------------------   --------    -----------    ------------    -----------        -----------    ----------
     $ 9.51.........................       1997          577,713        1.00         $     9.51            575,324    $    9.51
     $15.49.........................      1998        1,185,356        2.00              15.49            906,266        15.49
     $ 9.37 to $10.40...............       1999          605,410        3.00              10.40            596,720        10.40
     $ 6.40 to $ 7.23...............       2000          474,425        4.00               6.40            450,128         6.40
     $14.36.........................      2001        1,455,254        5.00              14.36          1,349,230        14.36
     $16.85.........................      2002        1,754,226        6.00              16.85          1,215,125        16.85
     $14.37.........................      2003        1,746,711        7.00              14.37          1,720,910        14.37
     $19.32 to $20.02...............      2004        2,422,325        8.00              19.33            662,341        19.33
     $18.41 to $20.87...............      2005        2,044,750        9.00        $     18.44            249,189    $   18.44
                                                    -----------                    ===========        -----------    ==========
          Total.....................                 12,266,170                                         7,725,233
                                                    ===========                                       ===========

     The maximum number of options available for future issuance as of December 31, 2005, is approximately 1,508,354 shares.

     During December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Revised ("FAS 123R") "Share-Based Payment". FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of this pronouncement is the first annual, reporting period that begins after June 15, 2005. The Company believes that the reduction to fully diluted earnings per share will be immaterial when the modified prospective transition method is used.

(q) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation. The Company has revised the statements of cash flows to present the net change in short-term investments as a separate component of cash flows from investing activities.

Note 2-Debt-Consolidated debt of Old Republic and its subsidiaries is summarized below:

                                                                                          December 31,
                                                                     -------------------------------------------------------
                                                                              2005                           2004
                                                                     -------------------------     -------------------------
                                                                      Carrying         Fair         Carrying        Fair
                                                                       Amount         Value          Amount         Value
                                                                     ----------    -----------     -----------   -----------
     Commercial paper due within 180 days with an
         average yield of 4.48% and 2.50%, respectively.......       $     18.8    $      18.8     $      18.9   $      18.9
     Debentures maturing in 2007 at 7.0%......................            114.9          118.2           114.9         123.6
     Other miscellaneous debt.................................              8.8            8.8             9.0           9.0
                                                                     ----------    -----------     -----------   -----------
              Total Debt......................................       $    142.7    $     145.9     $     143.0   $     151.7
                                                                     ==========    ===========     ===========   ===========

     The Company has access to the commercial paper market for up to $150.0 of which $131.0 remains unused as of December 31, 2005. The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

     Scheduled maturities of the above debt at December 31, 2005 are as follows:
2006: $19.7; 2007: $121.0; 2008: $.3; 2009: $.3; 2010: $.3; 2011 and after: $.8.
During 2005, 2004 and 2003, $9.5, $8.7 and $8.8, respectively, of interest expense on debt was charged to consolidated operations.

Note 3-Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2005.

(a) Preferred Stock-The following table shows certain information pertaining to the Corporation's preferred shares issued and outstanding:

                                                                                                              Convertible
                                                                                                             -------------
   Preferred Stock Series:                                                                                    Series G(1)
                                                                                                             -------------
   Annual cumulative dividend rate per share..............................................                   $         (1)
   Conversion ratio of preferred into common shares ......................................                       1 for .95
   Conversion right begins................................................................                         Anytime
   Redemption and liquidation value per share.............................................                             (1)
   Redemption beginning in year...........................................................                             (1)
   Total redemption value (millions)......................................................                             (1)
   Vote per share.........................................................................                             one
   Shares outstanding:
     December 31, 2004....................................................................                               0
     December 31, 2005....................................................................                               0
                                                                                                             =============

----------
(1)  The  Corporation  has  authorized  up  to  1,000,000  shares  of  Series  G
     Convertible Preferred Stock for issuance pursuant to the Corporation's Stock Option Plan. Series G had been issued under the designation "G-2". As of December 31, 2003, all Series "G-2" had been converted into shares of common stock. In 2001, the Corporation created a new designation, "G-3", from which no shares have been issued as of December 31, 2005. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series "G-2" and Series "G-3" are collectively referred to as Series "G". Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2005, the annual dividend rate for Series G-3 would have been 65 cents per share. Each share of Series G is convertible at any time, after being held six months, into 0.95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Corporation's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Corporation is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Corporation is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2005 data, the maximum amount of dividends payable to the Corporation by its insurance and a small number of non-insurance company subsidiaries during 2006 without the prior approval of appropriate regulatory authorities is approximately $474.4.

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

     The option plans enable optionees to, alternatively, exercise their options that have vested through December 31, 2004, into Series "G" Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

(d) Common Stock-There were 500,000,000 shares of common stock authorized at December 31, 2005. At the same date, there were 100,000,000 shares of Class "B" common stock authorized, though none were issued or outstanding. Class "B" common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In December, 2005 and May, 2003, the Company canceled 3,581,979, and 2,404,638 common shares, respectively, previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders' equity or the financial position of the Company.

(e) Undistributed Earnings-At December 31, 2005, the equity of the Corporation in the undistributed earnings, determined in accordance with generally accepted accounting principles, and in the net unrealized investment gains (losses) of its subsidiaries amounted to $3,060.8 and $50.5, respectively. Dividends declared during 2005, 2004 and 2003, to the Corporation by its subsidiaries amounted to $287.2, $186.3 and $174.6, respectively.

(f) Statutory Data-The policyholders' surplus and net income (loss), determined in accordance with statutory accounting practices, of the Corporation's insurance company subsidiaries was as follows at the dates and for the periods shown:

                                                     Policyholders' Surplus                      Net Income (Loss)
                                                   --------------------------        -----------------------------------------
                                                          December 31,                        Years Ended December 31,
                                                   --------------------------        -----------------------------------------
                                                      2005           2004               2005           2004           2003
                                                   -----------    -----------        -----------    -----------    -----------
   General Insurance Group.................        $   1,899.1    $   1,688.7        $     312.4     $    243.5    $     175.7
   Mortgage Guaranty Group.................              369.4          224.5               93.4          208.4          233.9
   Title Insurance Group...................              172.6          166.2               43.3           51.7           42.7
   Other (1)...............................               55.6           49.3                3.0           (2.9)          (2.8)
   Combined (2)............................        $   2,483.6    $   2,109.0        $     452.1     $    500.7    $     449.5
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

     Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in thousands): $1,800 for workers' compensation; $1,800 for commercial auto liability; $1,800 for general liability; $3,800 for executive protection (directors & officers and errors & omissions); $1,000 for aviation; and $1,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $22, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100,000 as to any one policy. The vast majority of title policies issued, however, carry exposures of $500 or less.

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

     As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the "TRIA") was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The program applies to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Extension Act of 2005 (the "TRIEA"). The temporary program will now sunset on December 31, 2007 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIEA revised the definition of "property and casualty insurance" to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIEA, the program's protection is not triggered for losses arising from an act of terrorism after March 31, 2006 until the industry first suffers losses of $50 billion in the aggregate in 2006. The program trigger amount increases to $100 billion for 2007. Once the program trigger is met, the program will pay 90% of an insurer's terrorism losses that exceed that individual insurer's deductible. The federal share drops to 85% for 2007. The insurer's deductible is 17.5% of direct earned premium on property and casualty insurance for 2006 and increases to 20% for 2007. Insurers may reinsure that portion of the risk they retain under the program, but the reinsurance market has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Corporation's reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

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

     Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances that are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds' high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $36.8 as of December 31, 2005 and $45.6 as of December 31, 2004 are included in the Company's net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

     At December 31, 2005, the Company's ten largest reinsurers represented approximately 63% of reinsurance recoverable on paid and unpaid losses of which 31.8% of the total was due from American Re-Insurance Company. Of the balance due from these ten reinsurers, 75.8% was recoverable from A or better rated reinsurance companies, 15.0% from insurance assigned risk pools, and 9.1% from captive reinsurance companies.

     The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2005. For years 2003 to 2005, reinsurance transactions of the Title Insurance Group and small life and health insurance operation have not been material.

     Property and liability insurance companies are required to annualize certain policy premiums in their regulatory financial statements though such premiums may not be contractually due as of each balance sheet date. The annualization process relies on a large number of estimates, and has the effect of increasing direct, ceded, and net premiums written, and of grossing up corresponding balance sheet premium balances and liabilities such as unearned premium reserves. The accrual of these estimates has no effect on net premiums earned or GAAP net income. During 2005, the Company further refined certain premium annualization estimates and concurrently reclassified various related premium balances. In the following table, the sum total of these adjustments had the effect of increasing general insurance direct premiums written by $66.3, premiums written ceded by $43.2, and net premiums written by $23.1. As of year end 2005, net premiums receivable were increased by $131.6, unearned premium reserves by $23.1, and various other liabilities by $108.5.

                                                                                  Years Ended December 31,
                                                                   ----------------------------------------------------
                                                                       2005                 2004              2003
                                                                   --------------      --------------    --------------
   General Insurance Group
   Written premiums: Direct.................................       $     2,424.9       $     2,228.1     $     1,936.4
                     Assumed ...............................                37.9                34.8              36.4
                     Ceded..................................       $       573.5       $       561.8     $       512.5
                                                                   ==============      ==============    ==============

   Earned premiums:  Direct.................................       $     2,291.9       $     2,140.9     $     1,837.6
                     Assumed ...............................                35.9                30.2              33.3
                     Ceded..................................       $       522.6       $       548.1     $       491.5
                                                                   ==============      ==============    ==============
   Claims ceded.............................................       $       469.0       $       395.7     $       348.2
                                                                   ==============      ==============    ==============

     (Table continued on next page.)

                                                                                  Years Ended December 31,
                                                                   ----------------------------------------------------
                                                                       2005                 2004              2003
                                                                   --------------      --------------    --------------
   Mortgage Guaranty Group
   Written premiums: Direct.................................       $       511.7       $       479.4     $       473.2
                     Assumed................................                  .1                  .2                .3
                     Ceded..................................       $        79.3       $        81.3     $        67.5
                                                                   ==============      ==============    ==============

   Earned premiums:  Direct.................................       $       508.0       $       483.6     $       467.3
                     Assumed................................                  .8                 1.0               1.2
                     Ceded..................................       $        79.3       $        81.4     $        67.7
                                                                   ==============      ==============    ==============
   Claims ceded.............................................       $          .5       $          .6     $          .3
                                                                   ==============      ==============    ==============

   Mortgage guaranty insurance in force as of
   December 31:      Direct.................................       $   102,919.7       $   104,351.1     $    99,566.2
                     Assumed................................             2,196.3             2,840.3           4,902.5
                     Ceded..................................       $     6,467.2       $     5,944.1     $     5,116.5
                                                                   ==============      ==============    ==============

(b) Leases-Some of the Corporation's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $39.9, $38.8 and $36.2 in 2005, 2004 and 2003, respectively. These expenses relate primarily to building leases of the Company. A number of the Corporation's subsidiaries also lease other equipment for use in their businesses. At December 31, 2005, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2006: $37.7; 2007: $32.4; 2008: $23.6; 2009: $14.9; 2010:
$8.4; 2011 and after: $15.4.

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

     In April, 2004 the Internal Revenue Service ("IRS") issued a so-called "30 Day Letter" to the Company as a result of a recently completed examination of tax returns for years 1998 to 2000. In substance, the letter alleges that certain claim reserve deductions taken through year end 2000 were overstated and thus served to reduce taxable income for those years. After reviewing the IRS' calculations, the Company concluded that its claim reserves were calculated consistently and provided a fair and reasonable estimate of its unpaid losses. The Company vigorously defended the validity of the claim reserve deductions taken in its tax returns, and the matter was assigned to an IRS Appeals Officer for resolution. By letter dated July 5, 2005, the IRS Appeals Office confirmed an agreement reached with the Company whereby tax years 1988 through 2000 have been closed without adjustment to the claim reserve deductions as originally filed in the corresponding tax returns.

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

     An action was filed in the Federal District Court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against other private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this early stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion.

Note 5-Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2005 is presented below.

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

                                                                   1st             2nd              3rd              4th
                                                                 Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2005:
   Operating Summary:
   Net premiums, fees, and other income................        $      796.8    $      856.1     $      872.8     $     904.7
   Net investment income and realized gains (losses)...                83.6            88.6             81.7           121.0
   Total revenues......................................               880.6           944.9            954.7         1,025.9
   Benefits, claims, and expenses......................               712.0           757.4            774.8           814.4
   Net income .........................................        $      114.3    $      172.3     $      121.6     $     143.1
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................        $        .50    $        .75     $        .53     $       .62
                         Diluted.......................        $        .49    $        .74     $        .52     $       .61
                                                               =============   =============    =============    ============
   Average shares outstanding:
      Basic............................................         228,351,494     228,629,783      229,021,348     229,511,029
                                                               =============   =============    =============    ============
      Diluted..........................................         230,861,205     231,190,413      232,037,923     232,587,552
                                                               =============   =============    =============    ============

                                                                   1st             2nd              3rd              4th
                                                                 Quarter         Quarter          Quarter          Quarter
                                                               -------------   -------------    -------------    ------------
   Year Ended December 31, 2004:
   Operating Summary:
   Net premiums, fees, and other income................        $      736.2    $      790.8     $      805.2     $     820.3
   Net investment income and realized gains (losses)...                86.1            76.1             75.0           101.4
   Total revenues......................................               822.4           867.1            880.3           921.8
   Benefits, claims, and expenses......................               664.2           689.8            717.8           768.6
   Net income .........................................        $      106.4    $      119.0     $      109.1     $     100.4
                                                               =============   =============    =============    ============
   Net income per share: Basic.........................        $        .47    $        .52     $        .48     $       .44
                         Diluted.......................        $        .46    $        .52     $        .47     $       .43
                                                               =============   =============    =============    ============
   Average shares outstanding:
      Basic............................................         227,453,446     227,654,171      227,909,225     228,195,623
                                                               =============   =============    =============    ============
      Diluted..........................................         230,630,581     230,273,604      230,521,839     230,943,065
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

     The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for approximately 33.7% of the Group's direct premiums written in 2005. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers' compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

     Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home's purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment's ten largest customers were responsible for approximately 44.2%, 41.8% and 37.3% of traditional primary new insurance written in 2005, 2004 and 2003, respectively. The largest single customer accounted for 11.5% of traditional primary new insurance written in 2005 compared to 11.7% and 7.2% in 2004 and 2003, respectively.

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

                                                                Segment Reporting
---------------------------------------------------------------------------------------------------------------------------------

                                                                                           Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 2005                2004               2003
                                                                             --------------     --------------    ---------------
General Insurance:
   Net premiums earned..................................................     $     1,805.2      $     1,623.0     $      1,379.5
   Net investment income and other income ..............................             212.4              199.5              193.2
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................     $     2,017.6      $     1,822.5     $      1,572.7
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)...........     $       350.0      $       333.0     $        258.9
                                                                             ==============     ==============    ===============
   Income tax expense (1)...............................................     $        62.9      $       104.3     $         75.1
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................     $     8,178.9      $     7,222.8     $      6,603.5
                                                                             ==============     ==============    ===============

Mortgage Guaranty:
   Net premiums earned..................................................     $       429.5      $       403.2     $        400.9
   Net investment income and other income ..............................              86.5               86.6               97.7
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................     $       516.0      $       489.9     $        498.6
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)...........     $       243.7      $       224.5     $        276.4
                                                                             ==============     ==============    ===============
   Income tax expense ..................................................     $        81.1      $        75.2     $         94.1
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................     $     2,211.8      $     2,205.9     $      2,080.1
                                                                             ==============     ==============    ===============

Title Insurance:
   Net premiums earned..................................................     $       757.2      $       714.0     $        749.9
   Title, escrow and other fees.........................................             324.6              311.2              353.9
                                                                             --------------     --------------    ---------------
     Sub-total..........................................................           1,081.8            1,025.2            1,103.8
   Net investment income and other income ..............................              26.7               26.5               24.1
                                                                             --------------     --------------    ---------------
      Total revenues before realized gains (losses).....................     $     1,108.6      $     1,051.8     $      1,128.0
                                                                             ==============     ==============    ===============
   Income before taxes and realized investment gains (losses)(2)........     $        88.7      $        62.5     $        129.6
                                                                             ==============     ==============    ===============
   Income tax expense ..................................................     $        30.1      $        25.9     $         43.1
                                                                             ==============     ==============    ===============
   Segment assets - at year end.........................................     $       776.3      $       753.0     $        720.5
                                                                             ==============     ==============    ===============


                                   Reconciliations of Segmented Amounts to Consolidated Totals
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                            ----------------------------------------------------
                                                                                 2005              2004               2003
                                                                            ---------------   ---------------    ---------------
Consolidated Revenues:
     Total revenues of above Company segments........................       $      3,642.3    $      3,364.3     $      3,199.5
     Other sources (3)...............................................                122.5              83.5               72.2
     Consolidated net realized investment gains......................                 64.9              47.9               19.3
     Elimination of intersegment revenues (4)........................                (23.9)             (4.1)              (5.2)
                                                                            ---------------   ---------------    ---------------
        Consolidated revenues........................................       $      3,805.9    $      3,491.6     $      3,285.8
                                                                            ===============   ===============    ===============

Consolidated Income before taxes:
     Total income before taxes and realized investment
        gains (losses) of above Company segments.....................       $        682.6    $        620.1     $        665.0
     Other sources - net (3)(5) .....................................                  (.1)            (17.2)              (4.5)
     Consolidated net realized investment gains......................                 64.9              47.9               19.3
                                                                            ---------------   ---------------    ---------------
        Consolidated income before income taxes......................       $        747.3    $        650.9     $        679.7
                                                                            ===============   ===============    ===============

Consolidated Income Tax Expense:
     Total income tax expense of above Company segments..............       $        174.2    $        205.4     $        212.4
     Other sources - net (3) ........................................                  (.9)             (6.5)                .7
     Income tax expense on consolidated net realized
        investment gains.............................................                 22.6              17.0                6.7
                                                                            ---------------   ---------------    ---------------
        Consolidated income tax expense..............................       $        195.9    $        215.9     $        219.9
                                                                            ===============   ===============    ===============

Assets:
     Total assets for above Company segments.........................       $     11,167.1    $     10,181.8     $      9,404.2
     Other assets (3)................................................                528.5             495.3              378.7
     Elimination of intersegment investments (4).....................               (152.4)           (106.4)             (70.6)
                                                                            ---------------   ---------------    ---------------
        Consolidated assets..........................................       $     11,543.2    $     10,570.8     $      9,712.3
                                                                            ===============   ===============    ===============

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) General Insurance tax expense was reduced by $45.9 in 2005 due to a non-recurring recovery of income taxes and related accumulated interest stemming from a favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990.
(2) Title Insurance income before taxes and realized investment gains (losses) was reduced by $22.9 in 2004 due to an increase in previously posted litigation reserves necessitated by a ruling on January 20, 2005 by the California Court of Appeals affirming a prior trial court verdict against Old Republic Title Company.
(3) Represents amounts for Old Republic's holding company parent, minor internal service subsidiaries, and a small life and health insurance operation.
(4)  Represents consolidation elimination adjustments.
(5) Includes a $10.5 special charge in 2004 resulting from a write down of previously deferred acquisition costs applicable to a life insurance product discontinued during the fourth quarter of that year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Old Republic International Corporation:


We have completed an integrated audit of Old Republic International Corporation and its subsidiaries' 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


Chicago, Illinois
February 28, 2006

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

     The independent registered public accounting firm has advised that it audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

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

Changes in Internal Control

     During the year ended December 31, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

     Based  on  our  evaluation  under  the  framework  in  Internal  Control  -
Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Their report is shown on page 68 in this Annual Report.

Item 9B - Other Information

     None.

                                    PART III


Item 10-Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2005, regarding the senior executive officers of the Company:

Name                                 Age            Position
--------------------------           ---            -----------------------------------------------------------------------------
Charles S. Boone                      52            Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg                      54            Senior  Vice  President/General   Insurance  and  President  of  Old  Republic
                                                    Insurance Company since October, 2002.

Spencer LeRoy, III                    59            Senior Vice President, General Counsel and Secretary since 1992.

Karl W. Mueller                       46            Senior Vice President and Chief Financial  Officer since October,  2004. Prior to joining Old Republic,  Mr. Mueller was a partner with the public accounting firm of KPMG LLP.

Christopher Nard                      42            Senior Vice President/Mortgage  Guaranty since May, 2005. President since May,
                                                    2005 of Republic Mortgage Insurance Company.

Rande K. Yeager                       57            Senior Vice  President/Title  Insurance  since March,  2003.  President  since
                                                    March, 2002 of Old Republic National Title Insurance Company.

Aldo C. Zucaro                        66            Chief Executive Officer,  President,  Director and Chairman of the Board since
                                                    1990, 1981, 1976 and 1993, respectively.

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

     The Company will file with the Commission prior to April 1, 2006 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 26, 2006. A list of Directors appears on the "Signature" page of this report. Information about the Company's directors is contained in the Company's definitive proxy statement for the 2006 Annual Meeting of shareholders, which is incorporated by reference herein.

     The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its Internet website at www.oldrepublic.com.

Item 11-Executive Compensation

     Information with respect to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, which will be on file with the Commission by April 1, 2006.


Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to this Item is incorporated herein by reference to the sections entitled "General Information" and "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, which will be on file with the Commission by April 1, 2006.

Item 13-Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated herein by reference to the section entitled "Principal Holders of Securities" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, which will be on file with the Commission by April 1, 2006.

Item 14-Principal Accountant Fees and Services

     Information with respect to this Item is incorporated herein by reference to the section entitled "Board Committees" in the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, which will be on file with the Commission by April 1, 2006.


                                     PART IV

Item 15-Exhibits and Financial Statement Schedules

Documents filed as a part of this report:
    1. Financial statements: See Item 8, Index to Financial Statements.
    2. Financial statement schedules will be filed on or before April 15, 2006 under cover of Form 10-K/A.
    3. See exhibit index on page 74 of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).


(Registrant):     Old Republic International Corporation


By          :      /s/ Aldo C. Zucaro                                  03/01/06
                  --------------------------------------------------------------
                  Aldo C. Zucaro, Chairman of the Board,                 Date
                  Chief Executive Officer, President and Director



By          :      /s/ Karl W. Mueller                                 03/01/06
                  --------------------------------------------------------------
                  Karl W. Mueller, Senior Vice President                 Date
                  and Chief Financial Officer

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



/s/ Harrington Bischof                    /s/ William A. Simpson
----------------------------------        -----------------------------------
Harrington Bischof, Director*             William A. Simpson, Director*
                                          President of Republic Mortgage
                                          Insurance Company


/s/ Jimmy A, Dew                          /s/ Arnold L. Steiner
----------------------------------        -----------------------------------
Jimmy A. Dew, Director*                   Arnold L. Steiner, Director*
Sales Group Manager and Vice Chairman
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













*  By/s/Aldo C. Zucaro
   Attorney-in-fact
   Date: February 23, 2006

                                  EXHIBIT INDEX


     An index of exhibits required by item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

    (A) * Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant's Annual Report on Form 10-K for 2004).

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

(32.1)      Certification by A.C. Zucaro,  Chief Executive  Officer, pursuant to
            Section 350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2) Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)   *  Old Republic  International  Corporation  Audit Committee  Charter.
            (Exhibit 99.1 of Registrant's Form 8-K filed February 27, 2006).

(99.2)   *  Old Republic International Corporation Nominating Committee Charter.
            (Exhibit 99.2 to Registrant's Annual Report on Form 10-K for 2003).

(99.3)   *  Old Republic  International  Corporation  Compensation  Committee
            Charter. (Exhibit 99.2 of Registrant's  Form 8-K filed February 27,
            2006).

(99.4)   *  Code of Business Conduct and Ethics. (Exhibit 99.4 to Registrant's
            Annual Report on Form 10-K for 2003).

(99.5)   *  Corporate Governance Guidelines.(Exhibit 99.5 to Registrant's Annual
            Report on Form 10-K for 2003).

----------

*    Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.