Form 10-K/A
period 2005-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2006-04-12
CIK 74260

As in effect
3/1/61

                                  FORM 10-K/A1

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


                                 AMENDMENT NO. 1
                                              ---

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its ANNUAL  REPORT  FOR  2005
                                                   -------------------------
     on Form 10-K as set forth in the pages attached hereto:  (List all such
        ---------
     items, financial statements, exhibits or other portions amended)


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


Date: April 14, 2006                      By: /s/ Karl W. Mueller
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

 Schedule   I - Summary of Investments - Other than Investments in Related
                Parties as of December 31, 2005

 Schedule  II - Condensed Financial Information of Registrant as of December 31,
                2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003

 Schedule III - Supplementary Insurance Information for the years ended
                December 31, 2005, 2004 and 2003

 Schedule  IV - Reinsurance for the years ended December 31, 2005, 2004 and 2003

 Schedule   V - Valuation and Qualifying Accounts for the years ended
                December 31, 2005, 2004 and 2003

 Schedule  VI - Supplemental Information Concerning Property - Casualty
                Insurance Operations for the years ended December 31, 2005, 2004 and 2003


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

 (23) Consent of Independent Registered Public Accounting Firm
 (28) Consolidated Schedule P. (*)




















* Not covered by the Report of Independent Registered Public Accounting Firm.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
           ----------------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------



To the Board of Directors and Shareholders of Old Republic International Corporation


Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report  dated  February  28,  2006  appearing  in  the  2005  Annual  Report  to
Shareholders of Old Republic International Corporation (which report, consolidated financial statements and assessment appear in the Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the accompanying index of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                          /s/ PricewaterhouseCoopers



Chicago, Illinois
February 28, 2006


                               OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                               As of December 31, 2005
                                                   ($ in Thousands)
----------------------------------------------------------------------------------------------------------------------------


              Column A                                                Column B             Column C            Column D
         --------------------                                    ------------------   ------------------  ------------------
                                                                                                               Amount at
                                                                                             Fair             which shown
Type of investment                                                    Cost (1)               Value         in balance sheet
------------------                                               ------------------   ------------------  ------------------
Available for sale:
  Fixed maturity securities:
    United States Government and government
       agencies and authorities                                  $       1,114,824    $       1,127,148   $       1,127,148
    States, municipalities and political subdivisions                    1,976,463            1,975,209           1,975,209
    Foreign government                                                     130,222              132,116             132,116
    Public utilities                                                       924,285              923,061             923,061
    Corporate, industrial and all other                                  2,723,710            2,719,895           2,719,895
                                                                 ------------------   ------------------  ------------------
                                                                         6,869,504    $       6,877,432           6,877,432
                                                                 ------------------   ==================  ------------------
  Equity securities:
    Non-redeemable preferred stocks                                            961    $           1,008               1,008
    Common stocks:
      Public utilities                                                      12,984               12,986              12,986
      Banks, trusts and insurance companies                                 79,638              104,841             104,841
      Industrial, miscellaneous and all other                              407,327              433,657             433,657
                                                                 ------------------   ------------------  ------------------
                                                                           500,910    $         552,492             552,492
                                                                 ------------------   ==================  ------------------
  Short-term investments                                                   275,364                                  275,364
  Miscellaneous investments                                                 62,744                                   62,744
                                                                 ------------------                       ------------------
         Total                                                           7,708,522                                7,768,034
                                                                 ------------------                       ------------------

Held to maturity:
  Other investments                                                          8,035                                    8,035
                                                                 ------------------                       ------------------
         Total                                                               8,035                                    8,035
                                                                 ------------------                       ------------------
           Total Investments                                     $       7,716,557                        $       7,776,070
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
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                      ----------------------------------------
                                                                                            2005                   2004
                                                                                      -----------------      -----------------
Assets:

Bonds and notes                                                                       $         10,500       $         11,633
Cash                                                                                             3,357                  2,356
Short-term investments                                                                          20,366                  7,202
Investments in, and indebtedness of related parties:
     Subsidiaries and affiliates, at equity                                                  3,914,199              3,759,060
     Indebtedness of affiliates                                                                217,084                227,470
Other assets                                                                                    32,726                 30,330
                                                                                      -----------------      -----------------
     Total Assets                                                                     $      4,198,234       $      4,038,054
                                                                                      =================      =================

Liabilities, Preferred Stock
  and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                 $         40,050       $         38,248
Debt and debt equivalents                                                                      114,990                114,984
Indebtedness to affiliates and subsidiaries                                                     19,137                 19,147
Commitments and contingent liabilities
                                                                                      -----------------      -----------------
     Total Liabilities                                                                         174,178                172,381
                                                                                      -----------------      -----------------

Common Shareholders' Equity:
Common stock                                                                                   229,575                185,429
Additional paid-in capital                                                                     288,660                270,484
Retained earnings                                                                            3,444,975              3,240,182
Accumulated other comprehensive income                                                          60,844                179,577
Treasury stock (at cost)                                                                           ---                (10,000)
                                                                                      -----------------      -----------------
     Total Common Shareholders' Equity                                                       4,024,055              3,865,673
                                                                                      -----------------      -----------------
     Total Liabilities, Preferred Stock and
       and Common Shareholders' Equity                                                $      4,198,234       $      4,038,054
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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                  -----------------------------------------------------------
                                                                        2005                  2004                  2003
                                                                  ----------------      ---------------       ---------------
Revenues:
Investment income from subsidiaries                               $        11,378       $        5,833        $        6,336
Real estate and other income                                                3,865                4,000                 3,561
Realized investment gains                                                       3                  ---                 1,378
Other investment income                                                       981                  582                   576
                                                                  ----------------      ---------------       ---------------
       Total Revenues                                                      16,228               10,416                11,852
                                                                  ----------------      ---------------       ---------------

Expenses:
Interest -- subsidiaries                                                      712                  352                   318
Interest -- other                                                           8,155                8,155                 8,155
Real estate and other expenses                                              3,269                2,872                 2,360
General expenses, taxes and fees                                           10,916               11,622                 9,045
                                                                  ----------------      ---------------       ---------------
       Total Expenses                                                      23,054               23,002                19,881
                                                                  ----------------      ---------------       ---------------
Revenues, net of expenses                                                  (6,826)             (12,586)               (8,028)

Federal income tax credits                                                 (2,376)              (4,473)                 (171)
                                                                  ----------------      ---------------       ---------------
Loss before equity in earnings of subsidiaries                             (4,449)              (8,113)               (7,856)

Equity in Earnings of Subsidiaries:
     Dividends received                                                   287,275              186,380               174,615
     Earnings in excess of dividends                                      268,595              256,743               293,043
                                                                  ----------------      ---------------       ---------------

Net Income                                                        $       551,420       $      435,010        $      459,801
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
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                  -----------------------------------------------------------
                                                                       2005                  2004                  2003
                                                                  ---------------       ---------------      ----------------
Cash flows from operating activities:
  Net income                                                      $      551,420        $      435,010       $       459,801
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Accounts receivable                                                    146                (1,350)                  136
      Income taxes - net                                                  (3,461)                9,992                (1,912)
      Excess of equity in net income of subsidiaries
         over dividends received                                        (268,595)             (256,743)             (293,043)
      Realized investment gains                                               (3)                  ---                (1,378)
      Accounts payable, accrued expenses and other                        (2,846)                1,443                 1,990
                                                                  ---------------       ---------------      ----------------
  Total                                                                  276,660               188,352               165,594
                                                                  ---------------       ---------------      ----------------

Cash flows from investing activities:
  Sales of fixed maturity securities                                       1,103                   ---                   ---
  Sales of other investments                                                 473                    10                    10
  Purchases of fixed assets for company use                               (1,670)                 (503)                 (889)
  Net decrease (increase) in short-term investments                      (13,164)                5,644                (4,757)
                                                                  ---------------       ---------------      ----------------
  Total                                                                  (13,257)                5,152                (5,637)
                                                                  ---------------       ---------------      ----------------

Cash flows from financing activities:
  Repayment of notes receivable from related parties                      19,869                   ---                28,599
  Repayment of notes and loans to related parties                            (42)                  (67)               (1,019)
  Issuance of notes receivable to related parties                            ---              (115,116)                  ---
  Issuance of preferred and common stock                                  18,493                14,600                 9,741
  Dividends on common shares                                            (300,723)              (91,690)             (201,973)
  Dividends on preferred shares                                              ---                   ---                    (1)
  Purchase of treasury stock                                                 ---                   ---                   ---
                                                                  ---------------       ---------------      ----------------
  Total                                                                 (262,402)             (192,275)             (164,654)
                                                                  ---------------       ---------------      ----------------

Increase (decrease) in cash                                                1,000                 1,229                (4,697)
Cash, beginning of year                                                    2,356                 1,126                 5,824
                                                                  ---------------       ---------------      ----------------
Cash, end of year                                                 $        3,357        $        2,356       $         1,126
                                                                  ===============       ===============      ================

                                 OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                  For the years ended December 31, 2005, 2004 and 2003
                                                    ($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------

             Column A                     Column B      Column C     Column D      Column E      Column F      Column G
----------------------------------      ------------  ------------ ------------  ------------  ------------  ------------

                                          Deferred       Losses,                     Other
                                           Policy      Claims and               Policyholders'                   Net
                                         Acquisition   Settlement    Unearned    Benefits and    Premium      Investment
             Segment                        Costs       Expenses     Premiums        Funds       Revenue        Income
----------------------------------      ------------  ------------ ------------  ------------  ------------  ------------
Year Ended December 31, 2005:
----------------------------------
  Insurance Underwriting:
    General Insurance Group                $141,575    $2,507,076     $825,799       $86,129    $1,805,209      $197,076
    Mortgage Insurance Group                 50,341       214,844       45,508           ---       429,567        70,120
    Title Insurance Group                       ---       295,808          ---         1,748       757,203        26,024
    Corporate & Other (1)                    48,111        19,937          ---        63,282        70,325        16,918
    Reinsurance Recoverable (2)                 ---     1,902,193      167,999        37,665           ---           ---
                                        ------------  ------------ ------------  ------------  ------------  ------------
      Consolidated                         $240,028    $4,939,860   $1,039,306      $188,825    $3,062,305      $310,139
                                        ============  ============ ============  ============  ============  ============


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
                                        ============  ============ ============  ============  ============  ============

Note:(1) Represents  amounts for Old Republic's  holding company  parent,  minor internal  services  subisidiares  and  a  small  life  &  health  insurance operation.
     (2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.1 billion at December 31, 2005, $1.7 billion at December 31, 2004 and $1.6 billion at December 31, 2003. FAS No. 113 does not have any effect on the Company's results of operations.

                    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                     For the years ended December 31, 2005, 2004 and 2003
                                       ($ in Thousands)
-----------------------------------------------------------------------------------------------

             Column A                     Column H      Column I      Column J      Column K
----------------------------------      ------------  ------------  ------------  ------------
                                          Benefits,   Amortization
                                           Claims,     of Deferred
                                         Losses and      Policy        Other
                                         Settlement    Acquisition   Operating     Premiums
             Segment                      Expenses       Costs        Expenses      Written
----------------------------------      ------------  ------------  ------------  ------------
Year Ended December 31, 2005:
----------------------------------
  Insurance Underwriting:
    General Insurance Group              $1,206,859      $319,504      $141,223    $1,889,361
    Mortgage Insurance Group                159,708        41,486        71,104       432,557
    Title Insurance Group                    64,863           ---       955,003       757,203
    Corporate & Other (1)                    34,063        18,908        45,804        71,249
    Reinsurance Recoverable (2)                 ---           ---           ---           ---
                                        ------------  ------------  ------------  ------------
      Consolidated                       $1,465,494      $379,898    $1,213,135    $3,150,371
                                        ============  ============  ============  ============


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
                                        ============  ============  ============  ============

Note:(1) Represents  amounts for Old Republic's  holding company  parent,  minor internal  services  subisidiares  and  a  small  life  &  health  insurance operation.
     (2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.1 billion at December 31, 2005, $1.7 billion at December 31, 2004 and $1.6 billion at December 31, 2003. FAS No. 113 does not have any effect on the Company's results of operations.

                                      OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                     SCHEDULE IV - REINSURANCE
                                        For the years ended December 31, 2005, 2004 and 2003
                                                          ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

             Column A                       Column B           Column C            Column D           Column E          Column F
------------------------------------    ----------------   ----------------   -----------------  -----------------  ----------------
                                                                                                                       Percentage
                                                                Ceded              Assumed                              of amount
                                             Gross             to other          from other             Net             assumed
                                             amount           companies           companies           amount             to net
                                        ----------------   ----------------   -----------------  -----------------  ----------------
Year Ended December 31, 2005:
------------------------------------
  Life insurance in force               $    15,226,144    $     7,937,659    $            ---   $      7,288,485            --- %
                                        ================   ================   =================  =================  ================

  Premium Revenues:
    General Insurance                   $     2,291,915    $       522,680    $         35,974   $      1,805,209            2.0 %
    Mortgage Insurance                          508,093             79,336                 809            429,567            0.2
    Title Insurance                             753,732                101               3,572            757,203            0.5
    Life and Health Insurance:
      Life insurance                             36,357             15,943                 ---             20,413            ---
      Accident and health insurance              62,688             12,777                   1             49,912            ---
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                99,045             28,721                   1             70,325            ---
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Consolidating adjustments                       ---                 (1)                 (1)               ---            ---
                                        ----------------   ----------------   -----------------  -----------------  ----------------
  Consolidated                          $     3,652,787    $       630,837    $         40,356   $      3,062,305            1.3 %
                                        ================   ================   =================  =================  ================


Year Ended December 31, 2004:
------------------------------------
  Life insurance in force               $    15,624,497    $     8,189,223    $            ---   $      7,435,274            --- %
                                        ================   ================   =================  =================  ================

  Premium Revenues:
    General Insurance                   $     2,140,930    $       548,128    $         30,227   $      1,623,030            1.9 %
    Mortgage Insurance                          483,619             81,456               1,044            403,207            0.3
    Title Insurance                             711,735                (64)              2,216            714,016            0.3
    Life and Health Insurance:
      Life insurance                             39,286             19,453                 ---             19,833            ---
      Accident and health insurance              57,929             13,223                  74             44,779            0.2
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                97,215             32,677                  74             64,612            0.1
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Consolidating adjustments                       ---                (74)                (74)               ---            ---
                                        ----------------   ----------------   -----------------  -----------------  ----------------
  Consolidated                          $     3,433,501    $       662,123    $         33,488   $      2,804,866            1.2 %
                                        ================   ================   =================  =================  ================


Year Ended December 31, 2003:
------------------------------------
  Life insurance in force               $    14,502,127    $     7,070,922    $            ---   $      7,431,205            --- %
                                        ================   ================   =================  =================  ================
  Premium Revenues:
    General Insurance                   $     1,837,689    $       491,522    $         33,397   $      1,379,565            2.4 %
    Mortgage Insurance                          467,349             67,705               1,283            400,927            0.3
    Title Insurance                             748,287                 96               1,796            749,987            0.2
    Life and Health Insurance:
      Life insurance                             34,265             12,833                 ---             21,431            ---
      Accident and health insurance              55,199             25,081                  73             30,191            0.2
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Total Life & Health Insurance                89,464             37,914                  73             51,623            0.1
                                        ----------------   ----------------   -----------------  -----------------  ----------------
    Consolidating adjustments                       ---                (73)                (73)               ---            ---
                                        ----------------   ----------------   -----------------  -----------------  ----------------
  Consolidated                          $     3,142,790    $       597,164    $         36,476   $      2,582,103            1.4 %
                                        ================   ================   =================  =================  ================


                                      OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                          SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                       For the years ended December 31, 2005, 2004 and 2003
                                                         ($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                   Column A                      Column B                   Column C                  Column D          Column E
--------------------------------------------  ----------------  ---------------------------------  ----------------  ---------------

                                                                                      Charged
                                                   Balance         Charged to         to Other                           Balance
                                                Beginning of          Costs          Accounts -      Deductions -       at End of
                   Description                     Period           Expenses          Describe         Describe          Period
-------------------------------------------   ----------------  ----------------  ---------------  ----------------  ---------------
Year Ended December 31, 2005:
  Deducted from Asset Accounts:
    Reserve for unrecoverable reinsurance     $       45,652    $        (8,838)  $          ---   $           ---   $       36,813
                                              ===============   ================  ===============  ================  ===============


Year Ended December 31, 2004:
  Deducted from Asset Accounts:
    Reserve for unrecoverable reinsurance     $       27,300    $        18,352   $          ---   $           ---   $       45,652
                                              ===============   ================  ===============  ================  ===============


Year Ended December 31, 2003:
  Included in Claim Liability Accounts:
    Reserve for unrecoverable reinsurance     $       10,550    $        16,750   $          ---   $           ---   $       27,300
                                              ===============   ================  ===============  ================  ===============


                             OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
               SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                              For the years ended December 31, 2005, 2004 and 2003
                                                ($ in Thousands)
---------------------------------------------------------------------------------------------------------------------

            Column A                    Column B      Column C     Column D      Column E     Column F     Column G
--------------------------------       -----------  ------------  -----------  ------------ ------------  -----------

                                                    Reserves for
                                        Deferred   Unpaid Claims   Discount,
                                         Policy      and Claim      If Any,                                   Net
                                       Acquisition   Adjustment   Deducted in    Unearned      Earned     Investment
  Affiliation With Registrant             Costs       Expenses     Column C      Premiums     Premiums      Income
--------------------------------       -----------  ------------  -----------  ------------ ------------  -----------
Year Ended December 31, 2005:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                          $141,575    $2,507,076     $138,301      $825,799   $1,805,209     $197,076
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       -----------  ------------  -----------  ------------ ------------  -----------
                                         $141,575    $2,507,076     $138,301      $825,799   $1,805,209     $197,076
                                       ===========  ============  ===========  ============ ============  ===========

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


                     OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
         SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                      For the years ended December 31, 2005, 2004 and 2003
                                        ($ in Thousands)
---------------------------------------------------------------------------------------------------------

            Column A                          Column H              Column I     Column J      Column K
--------------------------------       -------------------------  ------------  -----------  ------------

                                            Claims and Claim
                                          Adjustment Expenses     Amortization     Paid
                                          Incurred Related to     of Deferred     Claims
                                       -------------------------    Policy       and Claim
                                         Current        Prior     Acquisition   Adjustment    Premiums
  Affiliation With Registrant              Year         Years        Costs       Expenses      Written
--------------------------------       ------------  -----------  ------------  -----------  ------------
Year Ended December 31, 2005:
--------------------------------
(a)Consolidated property-casualty
   entities (1)                         $1,254,488     ($52,969)     $319,504     $964,205    $1,889,361
(b)Unconsolidated property-casualty
   subsidiaries (2)
(c)Proportionate share of registrant
   and its subsidiaries' 50%-or-less
   owned property-casualty equity
   investees (2)
                                       ------------  -----------  ------------  -----------  ------------
                                        $1,254,488     ($52,969)     $319,504     $964,205    $1,889,361
                                       ============  ===========  ============  ===========  ============

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