Form 10-Q
period 2006-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2006-05-10
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended: March 31, 2006 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:_X_ No:___


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer _X_   Accelerated filer ___    Non-accelerated filer ___


Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:___ No:_X_



                                                        Shares Outstanding
            Class                                         March 31, 2006
-----------------------------                     ------------------------------
 Common Stock / $1 par value                                229,845,866













                        There are 34 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / March 31, 2006

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------

PART I   FINANCIAL INFORMATION:

           CONSOLIDATED BALANCE SHEETS                                     3

           CONSOLIDATED STATEMENTS OF INCOME                               4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7 - 12

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION
            AND RESULTS OF OPERATIONS                                   13 - 30

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      31

           CONTROLS AND PROCEDURES                                        31

PART II  OTHER INFORMATION:

           ITEM 1A - RISK FACTORS                                         32

           ITEM 6 - EXHIBITS                                              32

SIGNATURE                                                                 33

EXHIBIT INDEX                                                             34

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                              March 31,              December 31,
                                                                                                2006                    2005
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,434.4 and $6,323.7)............       $           6,353.8    $           6,331.6
Equity securities (at fair value)(cost: $500.9 and $500.9)........................                     572.2                  552.4
Short-term investments (at fair value which approximates cost)....................                     326.6                  275.3
Miscellaneous investments.........................................................                      50.7                   62.7
                                                                                         --------------------    -------------------
    Total.........................................................................                   7,303.5                7,222.2
Other investments.................................................................                       7.8                    8.0
                                                                                         --------------------    -------------------
    Total investments.............................................................                   7,311.4                7,230.2
                                                                                         --------------------    -------------------

Other Assets:
Cash..............................................................................                      63.5                   68.3
Securities and indebtedness of related parties....................................                      17.2                   16.4
Accrued investment income.........................................................                      94.3                   95.5
Accounts and notes receivable.....................................................                     819.2                  803.4
Prepaid federal income taxes......................................................                     468.4                  545.7
Reinsurance balances and funds held...............................................                      82.3                   81.0
Reinsurance recoverable: Paid losses..............................................                      63.6                   59.4
                         Policy and claim reserves................................                   2,163.9                2,107.8
Deferred policy acquisition costs.................................................                     237.3                  240.0
Sundry assets.....................................................................                     292.9                  294.9
                                                                                         --------------------    -------------------
                                                                                                     4,303.2                4,312.9
                                                                                         --------------------    -------------------
    Total Assets..................................................................       $          11,614.6     $         11,543.2
                                                                                         ====================    ===================

------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses............................................       $           5,068.7     $          4,939.8
Unearned premiums.................................................................                   1,056.5                1,039.3
Other policyholders' benefits and funds...........................................                     188.5                  188.8
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals.........................................                   6,313.8                6,167.9
Commissions, expenses, fees and taxes.............................................                     213.9                  227.2
Reinsurance balances and funds....................................................                     318.0                  307.0
Federal income tax payable: Current...............................................                      38.6                  129.3
                            Deferred.......................... ...................                     404.5                  421.6
Debt..............................................................................                     142.2                  142.7
Sundry liabilities................................................................                     116.5                  123.1
Commitments and contingent liabilities............................................
                                                                                         --------------------    -------------------
    Total Liabilities.............................................................                   7,547.7                7,519.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1)...................................................                      -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)..................................................................                     229.8                  229.5
Additional paid-in capital........................................................                     293.5                  288.6
Retained earnings.................................................................                   3,530.2                3,444.9
Accumulated other comprehensive income ...........................................                      13.2                   60.8
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity.............................................                   4,066.8                4,024.0
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock, and Common Shareholders' Equity...........       $          11,614.6     $         11,543.2
                                                                                         ====================    ===================

(1) At March 31, 2006 and December 31, 2005, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 229,845,866 at March 31, 2006 and 229,575,404 at December 31, 2005 were issued and outstanding. At March 31, 2006 and December 31, 2005, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.


-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                        2006               2005
                                                                                                   --------------     --------------
  Revenues:
  Net premiums earned........................................................................      $       784.4      $       717.1
  Title, escrow, and other fees..............................................................               59.3               71.7
                                                                                                   --------------     --------------
      Total premiums and fees................................................................              843.8              788.8
  Net investment income......................................................................               82.7               75.3
  Other income...............................................................................                8.8                8.0
                                                                                                   --------------     --------------
      Total operating revenues...............................................................              935.3              872.2
  Realized investment gains..................................................................                7.5                7.9
                                                                                                   --------------     --------------
      Total revenues.........................................................................              942.9              880.2
                                                                                                   --------------     --------------

  Benefits, Claims and Expenses:
  Benefits, claims, and settlement expenses..................................................              364.0              345.7
  Dividends to policyholders.................................................................                1.4                 .6
  Underwriting, acquisition, and other expenses..............................................              403.1              363.2
  Interest and other charges.................................................................                2.4                2.0
                                                                                                   --------------     --------------
      Total expenses.........................................................................              770.9              711.6
                                                                                                   --------------     --------------
  Income before income taxes ................................................................              171.9              168.5
                                                                                                   --------------     --------------

  Income Taxes:
  Currently payable .........................................................................               45.4               44.3
  Deferred...................................................................................                9.0                9.9
                                                                                                   --------------     --------------
      Total..................................................................................               54.5               54.2
                                                                                                   --------------     --------------
  Net Income.................................................................................      $       117.4      $       114.3
                                                                                                   ==============     ==============

  Net Income Per Share:
      Basic..................................................................................      $         .51      $         .50
                                                                                                   ==============     ==============
      Diluted................................................................................      $         .51      $         .49
                                                                                                   ==============     ==============

      Average shares outstanding: Basic......................................................        229,835,408        228,351,494
                                                                                                   ==============     ==============
                                  Diluted....................................................        231,999,922        230,861,205
                                                                                                   ==============     ==============

  Dividends Per Common Share:
       Cash..................................................................................      $        .140      $        .104
                                                                                                   ==============     ==============

























--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                         2006              2005
                                                                                                   ---------------    --------------
Net income as reported.......................................................................      $        117.4     $       114.3
                                                                                                   ---------------    --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...................................................                 -                (1.4)
                                                                                                   ---------------    --------------
   Unrealized losses on securities:
     Unrealized losses arising during period.................................................               (65.6)           (111.0)
     Less: elimination of pretax realized gains
         included in income as reported......................................................                 7.5               7.9
                                                                                                   ---------------    --------------
     Pretax unrealized losses on securities
         carried at market value.............................................................               (73.1)           (118.9)
     Deferred income tax credits.............................................................               (25.6)            (41.6)
                                                                                                   ---------------    --------------
     Net unrealized losses on securities.....................................................               (47.5)            (77.3)
                                                                                                   ---------------    --------------
   Net adjustments...........................................................................               (47.6)            (78.7)
                                                                                                   ---------------    --------------
Comprehensive income.........................................................................      $         69.8     $        35.5
                                                                                                   ===============    ==============




















































--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarters Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                        2006               2005
                                                                                                   --------------     --------------
Cash flows from operating activities:
  Net income..............................................................................         $       117.4      $       114.3
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Deferred policy acquisition costs......................................................                   2.8                2.5
   Premiums and other receivables.........................................................                 (15.7)               (.1)
   Unpaid claims and related items........................................................                  86.7               78.7
   Other policyholders' benefits and funds................................................                   2.4               (4.6)
   Income taxes...........................................................................                 (82.2)              43.7
   Prepaid federal income taxes...........................................................                  77.3              (46.4)
   Reinsurance balances and funds.........................................................                   5.4                2.6
   Realized investment gains..............................................................                  (7.5)              (7.9)
   Accounts payable, accrued expenses and other...........................................                  (2.1)             (33.7)
                                                                                                   --------------     --------------
  Total...................................................................................                 184.6              149.1
                                                                                                   --------------     --------------

Cash flows from investing activities:
 Fixed maturity securities:
   Maturities and early calls.............................................................                 139.2              161.7
   Sales..................................................................................                  21.3               47.0
 Sales of:
   Equity securities......................................................................                   -                 45.5
   Other investments......................................................................                  14.0                 .7
   Fixed assets for company use...........................................................                    .3                4.4
 Cash and short-term investments of subsidiary acquired...................................                   -                  1.2
 Purchases of:
   Fixed maturity securities..............................................................                (278.8)            (245.0)
   Equity securities......................................................................                   -                 (5.2)
   Other investments......................................................................                   (.1)               (.7)
   Fixed assets for company use...........................................................                  (3.9)              (5.4)
   Investment in affiliates...............................................................                   -                 (9.7)
 Net decrease (increase) in short-term investments........................................                 (50.8)            (120.0)
 Other-net................................................................................                  (1.1)                .4
                                                                                                   --------------     --------------
 Total....................................................................................                (159.9)            (125.2)
                                                                                                   --------------     --------------

Cash flows from financing activities:
 Issuance of debentures and notes.........................................................                   -                  1.0
 Issuance of common shares................................................................                   3.7                2.0
 Redemption of debentures and notes.......................................................                   (.4)               (.6)
 Dividends on common shares...............................................................                 (32.1)             (23.7)
 Other-net................................................................................                   (.5)               1.7
                                                                                                   --------------     --------------
 Total....................................................................................                 (29.4)             (19.5)
                                                                                                   --------------     --------------

Increase (decrease) in cash                                                                                 (4.7)               4.3
 Cash, beginning of period................................................................                  68.3               60.5
                                                                                                   --------------     --------------
 Cash, end of period......................................................................         $        63.5      $        64.9
                                                                                                   ==============     ==============

Supplemental cash flow information:
 Cash paid during the period for: Interest ...............................................         $          .3      $          .3
                                                                                                   ==============     ==============
                                  Income taxes............................................         $       136.4      $        10.2
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

                                                                                                             Quarters Ended
                                                                                                                March 31,
                                                                                                    --------------------------------
                                                                                                         2006              2005
                                                                                                    --------------    --------------
     Numerator:
        Net Income ..........................................................................       $       117.4     $       114.3
                                                                                                    --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders............................................               117.4             114.3
                                                                                                    --------------    --------------

        Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions..........................................................       $       117.4     $       114.3
                                                                                                    ==============    ==============

     Denominator:
        Denominator for basic earnings per share
           weighted-average shares (1) ......................................................         229,835,408       228,351,494

        Effect of dilutive securities - stock options........................................           2,164,514         2,509,711
                                                                                                    --------------    --------------

        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions (1)............................................................         231,999,922       230,861,205
                                                                                                    ==============    ==============

     Earnings per share: Basic...............................................................       $         .51     $         .50
                                                                                                    ==============    ==============
                         Diluted.............................................................       $         .51     $         .49
                                                                                                    ==============    ==============

   (1) Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through March 31, 2006.

   (b) Stock Options Compensation - The Company has a stock option plan for certain eligible key employees. The plan in effect since 1992 was amended in 2002 for grants made in 2002 prior to the plan's expiration, and the granting of new options in May, 2002. A new plan was adopted and approved by the shareholders in May, 2002 to cover grants made in 2003 and thereafter. The combination of options awarded at the date of grant and previously issued options still outstanding at such date, may not exceed 6% of the Old Republic common stock then issued and outstanding. The exercise price of options is equal to the market price of the Corporation's stock at the date of grant, and the term of the options is generally ten years from such date. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of options covered thereby on and after the date of grant, and cumulatively to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions are immediately vested at the date of grant.

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

   Prior to January 1, 2006, the Company accounted for stock options under APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations as permitted by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" which permitted the inclusion of stock-based compensation as a pro forma disclosure in the financial statements. The measurement and recognition provisions of APB 25 were followed until April 1, 2003, at which time the Company adopted the requirements of Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" on a prospective basis. Under FAS 148, stock-based compensation expense was recognized for awards granted after the beginning of the fiscal year of adoption, as such awards became vested.

   On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. FAS 123R also requires that compensation cost be recognized immediately for awards granted to the Company's retirement eligible employees after January 1, 2006. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated.

   The cumulative effect of the adoption of FAS 123R on the Company's financial statements and earnings per share information was immaterial. Stock based compensation expense and the related income tax benefit recognized in the March 31, 2006 financial statements was $1.1 and $.3, respectively, while the March 31, 2005 financial statements reflected $.7 and $.2, respectively.

   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123 to all options granted under the Company's stock option plans in the first quarter of 2005.

        Net income, as reported......................................................  $       114.3
          Add: Stock-based compensation expense included in
               reported income, net of related tax effects...........................             .4
          Deduct: Total stock-based employee compensation
                  expense determined under the fair value based
                  method for all awards, net of related tax effects..................            3.9
                                                                                       --------------
          Pro forma basis............................................................  $       110.8
                                                                                       ==============
        Basic earnings per share:
           As reported...............................................................  $         .50
           Pro forma basis...........................................................            .48
        Diluted earnings per share:
           As reported...............................................................            .49
           Pro forma basis...........................................................  $         .48
                                                                                       ==============

   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the first quarter of 2006. Expected volatilities are based on historical volatility of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are expected to be outstanding. Beginning in 2006, the Company uses historical data to estimate stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant. There were no grants during the first quarter of 2005.

                                                                                         March 31,
                                                                                           2006
                                                                                      --------------
        Expected volatility..........................................................           .24
        Expected dividends...........................................................         3.22%
        Expected term (in years).....................................................             6
        Risk-free rate...............................................................         4.64%

                                       8

   A summary of stock option activity under the plan as of March 31, 2006 and changes during the quarter then ended is presented below:

                                                                                                   Weighted
                                                                               Weighted             Average
                                                                               Average             Remaining           Aggregate
                                                          Number of            Exercise           Contractual          Intrinsic
                                                           Shares               Price                Term                Value
                                                       ----------------    -----------------    ----------------    ----------------
     Outstanding, January 1, 2006................           12,266,170     $          15.76
        Granted..................................            1,524,500                22.35
        Exercised................................              257,142                13.37
        Forfeited and canceled...................               41,115                17.91
                                                       ----------------
     Outstanding, March 31, 2006.................           13,492,413     $          16.54           6.3 Years     $          71.2
                                                       ================    =================    ================    ================
     Exercisable, March 31, 2006.................            8,185,951     $          14.53           4.9 Years     $          59.6
                                                       ================    =================    ================    ================

   The weighted average grant date fair value of stock options granted during the quarter ended March 31, 2006 was $4.90 per share. As of March 31, 2006, there was $22.9 of total unrecognized compensation cost related to nonvested stock based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 4 years.

   Cash received from stock option exercises for the quarters ended March 31, 2006 and 2005 was $3.4 and $1.8, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $2.0 and $.9, respectively. The actual tax benefit realized for the tax deductions from option exercise totaled $.7 and $.3, respectively, for the quarters ended March 31, 2006 and 2005.

3. Unrealized Appreciation of Investments:

   Cumulative net unrealized gains on fixed maturity securities available for sale and equity securities credited to a separate account in common shareholders' equity amounted to $2.5 at March 31, 2006. Unrealized appreciation of investments, before applicable deferred income taxes of $1.3, at March 31, 2006 included gross unrealized gains and (losses) of $143.1 and ($139.2), respectively.

   For the quarters ended March 31, 2006 and 2005, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $47.5 and $77.3, respectively.

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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                                                           Quarters Ended
                                                                                                              March 31,
                                                                                                 -----------------------------------
                                                                                                       2006                2005
                                                                                                 ---------------     ---------------
      Service cost.......................................................................        $          2.3      $          2.1
      Interest cost......................................................................                   3.2                 3.0
      Expected return on plan assets.....................................................                  (3.6)               (3.6)
      Recognized loss....................................................................                    .8                  .5
                                                                                                 ---------------     ---------------
      Net cost                                                                                   $          2.6      $          2.0
                                                                                                 ===============     ===============

   The companies are expecting to make cash or non-cash contributions to their pension plans in calendar year 2006 of approximately $3.1.

   Effective January 1, 2005, both the Old Republic Plan and the Bituminous Plan were closed to new employees hired after December 31, 2004. The Title Plan was already closed to new employees. There were no changes to the benefits for employees/beneficiaries already in the Plans.

   Also effective January 1, 2005, the Old Republic International Employees Savings and Stock Ownership Plan ("ESSOP") became a 401K plan. All aspects of the ESSOP remained unchanged, except that employee contributions are now made on a pretax rather than post-tax basis.

5. Information About Segments of Business:

   The Corporation conducts its operations through three major regulatory segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The Company includes the results of its small life & health insurance business with those of its corporate and minor service operations. Each of the Corporation's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

                                                                                                                Quarters Ended
                                                                                                                   March 31,
                                                                                                           -------------------------
                                                                                                              2006           2005
                                                                                                           ----------     ----------
    General Insurance Group:
      Net premiums earned...........................................................................       $   459.9      $   431.1
      Net investment income and other income .......................................................            56.9           51.4
                                                                                                           ----------     ----------
         Total revenues before realized gains.......................................................       $   516.9      $   482.5
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains.............................................       $    97.0      $    84.8
                                                                                                           ==========     ==========
      Income tax expense on above...................................................................       $    29.7      $    26.8
                                                                                                           ==========     ==========

    Mortgage Guaranty Group:
      Net premiums earned...........................................................................       $   109.0      $   105.4
      Net investment income and other income .......................................................            22.2           21.5
                                                                                                           ----------     ----------
         Total revenues before realized gains.......................................................       $   131.2      $   127.0
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains.............................................       $    60.1      $    64.6
                                                                                                           ==========     ==========
      Income tax expense on above ..................................................................       $    19.7      $    21.6
                                                                                                           ==========     ==========

    Title Insurance Group:
      Net premiums earned...........................................................................       $   194.1      $   159.9
      Title, escrow and other fees..................................................................            59.3           71.7
                                                                                                           ----------     ----------
         Sub-total..................................................................................           253.4          231.7
      Net investment income and other income .......................................................             6.8            6.6
                                                                                                           ----------     ----------
         Total revenues before realized gains.......................................................       $   260.3      $   238.4
                                                                                                           ==========     ==========
      Income before taxes and realized investment gains ............................................       $     7.6      $    12.8
                                                                                                           ==========     ==========
      Income tax expense on above...................................................................       $     2.3      $     4.2
                                                                                                           ==========     ==========

    Consolidated Revenues:
      Total revenues of above Company segments......................................................       $   908.5      $   848.0
      Other sources (1).............................................................................            32.5           26.1
      Consolidated net realized investment gains....................................................             7.5            7.9
      Elimination of intersegment revenues (2)......................................................            (5.7)          (1.9)
                                                                                                           ----------     ----------
         Consolidated revenues......................................................................       $   942.9      $   880.2
                                                                                                           ==========     ==========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments............................................................       $   164.7      $   162.3
      Other sources - net (1).......................................................................             (.3)          (1.7)
      Consolidated net realized investment gains....................................................             7.5            7.9
                                                                                                           ----------     ----------
         Consolidated income before income taxes....................................................       $   171.9      $   168.5
                                                                                                           ==========     ==========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments                                                   $    51.9      $    52.6
      Other sources - net (1).......................................................................             -             (1.2)
      Income tax expense on consolidated net realized investment gains..............................             2.6            2.7
                                                                                                           ----------     ----------
         Consolidated income tax expense............................................................       $    54.5      $    54.2
                                                                                                           ==========     ==========

                                                                                                 March 31,           December 31,
                                                                                                   2006                  2005
                                                                                            ------------------    ------------------
    Consolidated Assets:
         General.......................................................................     $         8,356.8     $         8,178.9
         Mortgage......................................................................               2,096.3               2,211.8
         Title.........................................................................                 754.7                 776.3
         Other - net (1)...............................................................                 406.8                 376.0
                                                                                            ------------------    ------------------
         Consolidated .................................................................     $        11,614.6     $        11,543.2
                                                                                            ==================    ==================

----------
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1)Represents amounts for Old Republic's holding company parent, minor internal services subsidiaries, and a small life and health insurance operation.
(2)Represents consolidation eliminating adjustments.

6. Commitments and Contingent Liabilities:

   Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

   Purported class actions have been filed against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC") in state courts in Florida, New Jersey and Ohio. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC has reached a tentative settlement in Florida for an amount not to exceed $1.2, exclusive of attorneys' fees and costs. ORNTIC intends to defend vigorously against the actions in the other states as well but, at this stage in the litigation, the Company cannot estimate the costs it may incur as the actions proceed to their conclusions.

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

7. Income Taxes:

   Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in non-interest bearing U.S. Treasury Tax and Loss Bonds in an amount equal to the tax benefit derived from deducting any portion of the Company's statutory contingency reserves. Through December 31, 2005, cumulative tax and loss bonds purchased and subsequent redemptions were reflected as U.S. government securities within the investments section of the consolidated balance sheets.

   Effective January 1, 2006 the Company has reclassified such bonds to conform to more common industry reporting practices and to better align these investments with the corresponding long-term deferred income tax liabilities to which they relate. As a result of this reclassification, invested asset balances have been reduced and the prepaid income tax asset has been increased, while periodic operating cash flow and cash flow from investing activities have been adjusted by correspondingly identical amounts. These reclassifications have no effect on the financial position or net income of the Company, nor do they call for the receipt or disbursement of any additional cash funds. The following table shows the effect of these adjustments on pertinent financial statement disclosures as of the balance sheet dates and for the periods shown.

                                                                                     March 31,       December 31,        March 31,
                                                                                       2006              2005              2005
                                                                                  --------------    --------------    --------------
    Cash and invested assets:
         Previous classification...............................................   $     7,937.8     $     7,939.9     $     7,562.5
         After reclassification................................................         7,469.3           7,394.1           7,016.7
             Change............................................................          (468.4)           (545.7)           (545.7)

    Total other assets:
         Previous classification...............................................         3,676.8           3,603.2           3,117.0
         After reclassification................................................         4,145.3           4,149.0           3,662.8
             Change............................................................   $       468.4     $       545.7     $       545.7
                                                                                  ==============    ==============    ==============

                                                                         Quarters Ended                        Years Ended
                                                                            March 31,                          December 31,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2005              2004
                                                                --------------    --------------    --------------    --------------
    Cash flows from operating activities:
         Previous classification...........................     $       107.3     $       195.6     $       880.0     $       828.3
         After reclassification............................             184.6             149.1             833.6             775.5
             Change........................................              77.3             (46.4)            (46.4)            (52.8)

    Cash flows from investing activities:
         Previous classification...........................             (82.6)           (171.6)           (589.9)           (734.1)
         After reclassification............................            (159.9)           (125.2)           (543.5)           (681.3)
             Change........................................     $       (77.3)    $        46.4     $        46.4     $        52.8
                                                                ==============    ==============    ==============    ==============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Quarters Ended March 31, 2006 and 2005
                       ($ in Millions, Except Share Data)

--------------------------------------------------------------------------------
                                    OVERVIEW
--------------------------------------------------------------------------------

      This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2.5% of consolidated revenues for the quarter ended March 31, 2006 and 2.2% of consolidated assets as of March 31, 2006, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

      The insurance business is distinguished from most others in that the prices (premiums) charged for various coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance of a policy. This basic fact casts Old Republic's business as a long-term undertaking which is managed with a primary focus on the achievement of favorable underwriting results over time. In addition to operating income stemming from Old Republic's basic underwriting and related services functions, significant revenues are obtained from investable funds generated by those functions as well as from retained shareholders' capital. In managing investable funds the Company aims to assure stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company's ability to hold both fixed maturity and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

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

--------------------------------------------------------------------------------
                                EXECUTIVE SUMMARY
--------------------------------------------------------------------------------

      Old Republic's consolidated net operating earnings, which exclude realized investment gains, amounted to $112.5, or 49 cents per share, for the first quarter of 2006, compared to $109.1, or 47 cents per share in the same period of 2005. Earnings for the latest quarter benefited from continued strength in general insurance operations, but were impacted adversely by a cyclical downturn in title insurance profitability and lower mortgage guaranty underwriting margins. Inclusive of net realized investment gains, net income for the first quarter of 2006 amounted to $117.4, or 51 cents per share, compared to $114.3, or 49 cents per share in the first quarter of 2005.

      The major components of Old Republic's consolidated operating revenues and income were as follows for the first three months of 2006 and 2005:

                                                                                               Quarters Ended March 31,
                                                                                    ------------------------------------------------
                                                                                         2006             2005             Change
                                                                                    -------------    --------------    -------------
 Operating revenues:
   General insurance............................................................    $      516.9     $       482.5             7.1%
   Mortgage guaranty............................................................           131.2             127.0             3.3
   Title insurance..............................................................           260.3             238.4             9.2
   Corporate and other..........................................................            26.8              24.2
                                                                                    -------------    --------------    -------------
      Total.....................................................................    $      935.3     $       872.2             7.2%
                                                                                    =============    ==============    =============

 Pretax operating income (loss):
   General insurance............................................................    $       97.0     $        84.8            14.3%
   Mortgage guaranty............................................................            60.1              64.6            -7.0
   Title insurance..............................................................             7.6              12.8           -40.6
   Corporate and other..........................................................             (.3)             (1.7)
                                                                                    -------------    --------------    -------------
      Sub total.................................................................           164.4             160.5             2.4%
                                                                                    -------------    --------------    -------------
 Realized investment gains (losses):
   From sales...................................................................             7.5              13.0
   From impairments.............................................................               -              (5.1)
                                                                                    -------------    --------------
      Net realized gains........................................................             7.5               7.9
                                                                                    -------------    --------------    -------------
 Consolidated pretax income.....................................................           171.9             168.5             2.0
   Income taxes.................................................................            54.5              54.2              .6
                                                                                    -------------    --------------    -------------
 Net income.....................................................................    $      117.4     $       114.3             2.7%
                                                                                    =============    ==============    =============
 Consolidated underwriting ratio:
   Benefits and claims ratio....................................................           43.3%             43.9%
   Expense ratio................................................................           46.5              44.6
                                                                                    -------------    --------------
      Composite ratio...........................................................           89.8%             88.5%
                                                                                    =============    ==============
 Components of diluted earnings per share:
   Net operating income.........................................................    $       0.49     $        0.47             4.3%
      Net realized investment gains.............................................            0.02              0.02
                                                                                    -------------    --------------    -------------

   Net Income...................................................................    $       0.51     $        0.49             4.1%
                                                                                    =============    ==============    =============

      Consolidated results are provided in terms of both operating and net income to highlight the effect of realized investment gain or loss recognition on period-to-period comparisons. Recognition of such gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of losses from write-downs of impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors.

General Insurance Results

      The General Insurance Group continued to grow its book of business and maintain strong underwriting results. Key indicators of Old Republic's General Insurance performance follow:

                                                                                                   Quarters Ended March 31,
                                                                                        --------------------------------------------
                                                                                            2006            2005           Change
                                                                                        ------------    ------------    ------------
 Net premiums earned..............................................................      $     459.9     $     431.1            6.7%
 Net investment income............................................................             52.9            47.8           10.6
 Pretax operating income..........................................................      $      97.0     $      84.8           14.3%
                                                                                        ============    ============    ============

 Claims ratio.....................................................................            64.5%           66.8%
 Expense ratio....................................................................            25.9            24.5
                                                                                        ------------    ------------
   Composite ratio................................................................            90.4%           91.3%
                                                                                        ============    ============

      General Insurance earned premiums continued to reflect the reasonably stable pricing environment of recent periods, as well as a moderate amount of new  business.  Underwriting  results  in  the  latest  quarter  benefited  from relatively steady overall claims ratios and control of production and administrative expenses. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry, and Old Republic has produced a favorable general insurance composite ratio below 100% for 16 consecutive quarters. Both underwriting/service and net investment income contributed to the increase in general insurance pretax income in this year's first quarter, with net investment income rising on the strength of a greater invested asset base and higher short-term interest rates.

Mortgage Guaranty Results

      Old Republic's Mortgage Guaranty Group showed slightly lower pretax operating earnings in this year's first three months. Key indicators of this segment's performance follow:

                                                                                                  Quarters Ended March 31,
                                                                                        --------------------------------------------
                                                                                            2006            2005            Change
                                                                                        ------------    ------------    ------------
 Net premiums earned..............................................................      $     109.0     $     105.4            3.4%
 Net investment income............................................................             19.1            17.5            9.2
 Pretax operating income..........................................................      $      60.1     $      64.6           -7.0%
                                                                                        ============    ============    ============

 Claims ratio.....................................................................            38.8%           32.2%
 Expense ratio....................................................................            23.7            23.1
                                                                                        ------------    ------------
   Composite ratio................................................................            62.5%           55.3%
                                                                                        ============    ============

      The composite underwriting ratio of 62.5% in the first quarter of 2006 was 13.0% higher than the corresponding ratio of 55.3% in 2005. Substantially all of the increase was due to higher claim costs. The increase in claim costs stems primarily from higher paid claims, as well as expectations of greater claim frequency and severity for the traditional primary business. The lower underwriting profit margin evidenced by this year's higher composite ratio was partially offset by net investment income growth.

Title Insurance Results

      Old Republic's Title Insurance segment registered a significant drop in profitability in the first quarter of 2006. Key indicators of that performance follow:

                                                                                                  Quarters Ended March 31,
                                                                                        --------------------------------------------
                                                                                             2006            2005           Change
                                                                                        -------------   -------------   ------------
 Net premiums and fees earned......................................................     $      253.4    $      231.7           9.4%
 Net investment income.............................................................              6.8             6.3           6.7
 Pretax operating income...........................................................     $        7.6    $       12.8         -40.6%
                                                                                        =============   =============   ============

 Claims ratio......................................................................             6.2%            6.0%
 Expense ratio.....................................................................            93.4            91.2
                                                                                        -------------   -------------
   Composite ratio.................................................................            99.6%           97.2%
                                                                                        =============   =============

      While overall title premium and fee revenues were up by 9.4% in this year's first quarter, profit margins from underwriting/service operations deteriorated significantly. Substantially all of the margin compression occurred in the segment's direct operations, most of which are concentrated in the Western United States. Revenues in that region dropped by approximately 23% year-over-year to a level much lower than required to support the related operating expense structure. As a consequence of the relatively greater expense load, the segment posted a much higher composite underwriting ratio in this year's first quarter. The 6.7% growth in net investment income was insufficient to offset the significant reduction in underwriting/service profitability during the most recent quarter.

Corporate and Other Operations

      Old Republic's small life and health business, and the net corporate service costs of the parent holding company and internal services subsidiaries produced combined pretax losses of $.3 and $1.7 in the first quarters of 2006 and 2005, respectively. Life and health pretax income was affected adversely by greater life insurance claim costs for the first three months of 2006. Overall net corporate expenses, however, were lower year-over-year.

Cash, Invested Assets and Shareholders' Equity

      The following table shows the changes in consolidated cash and invested assets as well as shareholders' equity, as of the dates shown:

                                                                                                     March 31,
                                                                               -----------------------------------------------------
                                                                                    2006               2005               Change
                                                                               ---------------    ---------------     --------------
 Cash and invested assets:
         Total...........................................................      $      7,469.3     $      7,016.7               6.4%
         Per share.......................................................               32.50              30.72               5.8
 Shareholders' equity:
 Total: as reported......................................................             4,066.8            3,880.9               4.8
        at cost..........................................................             4,064.3            3,787.5               7.3
 Per share: as reported..................................................               17.69              16.99               4.1
            at cost......................................................      $        17.68     $        16.58               6.6%
                                                                               ===============    ===============     ==============

      Effective January 1, 2006, the Company reclassified its long-term investments in U.S. Treasury Tax and Loss Bonds held by its mortgage guaranty insurance subsidiaries. The reclassification is intended to conform to more common industry reporting practices and to better align such assets with the corresponding long-term deferred income tax liabilities to which they relate. As a result of this reclassification, invested asset balances have been reduced and the prepaid income tax asset has been increased, while periodic operating cash flow and cash flow from investing activities have been adjusted by correspondingly identical amounts as shown in the following tables. The reclassification has no effect on the financial position or net income of the Company, nor does it call for the receipt or disbursement of any additional cash resources. The following table shows the effect of these adjustments on pertinent financial statement performance indicators as of the balance sheet dates and for the periods shown.

                                                                                     March 31,       December 31,        March 31,
                                                                                       2006             2005              2005
                                                                                  --------------    --------------    --------------
    Cash and invested assets:
         Previous classification...............................................   $     7,937.8     $     7,939.9     $     7,562.5
         After reclassification................................................         7,469.3           7,394.1           7,016.7
             Change............................................................          (468.4)           (545.7)           (545.7)

    Total other assets:
         Previous classification...............................................         3,676.8           3,603.2           3,117.0
         After reclassification................................................         4,145.3           4,149.0           3,662.8
             Change............................................................   $       468.4     $       545.7     $       545.7
                                                                                  ==============    ==============    ==============

                                                                         Quarters Ended                        Years Ended
                                                                            March 31,                          December 31,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2005              2004
                                                                --------------    --------------    --------------    --------------
    Cash flows from operating activities:
         Previous classification...........................     $       107.3     $       195.6     $       880.0     $       828.3
         After reclassification............................             184.6             149.1             833.6             775.5
             Change........................................              77.3             (46.4)            (46.4)            (52.8)

    Cash flows from investing activities:
         Previous classification...........................             (82.6)           (171.6)           (589.9)           (734.1)
         After reclassification............................            (159.9)           (125.2)           (543.5)           (681.3)
             Change........................................     $       (77.3)    $        46.4     $        46.4     $        52.8
                                                                ==============    ==============    ==============    ==============

      The investment portfolio reflects a current allocation of approximately 87% in fixed-maturity securities and 8% in equities. As in the past, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans.

      The latest quarter's change in shareholders' equity reflects principally additions from earnings in excess of dividend payments, offset by a decline in the value of investment securities carried at market values.

--------------------------------------------------------------------------------
                          TECHNICAL MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. FAS 123R also requires that compensation cost be recognized immediately for awards granted to the Company's retirement eligible employees after January 1, 2006. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated. The cumulative effect of the adoption of FAS 123R on the Company's financial statements and earnings per share information was immaterial.

                               FINANCIAL POSITION

      The Company's financial position at March 31,2006 reflected increases in assets, liabilities and common shareholders' equity of .6%, .4% and 1.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 64.3% and 64.1% of consolidated assets as of March 31, 2006 and December 31, 2005, respectively. Consolidated operating cash flow was positive at $184.6 in the first quarter of 2006 compared to $149.1 in the same period of 2005. As of March 31, 2006, the invested asset base increased 1.0% to $7,469.3 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

      During the first quarters of 2006 and 2005, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2006 and 2005, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At March 31, 2006, the Company had $3.5 of fixed maturity investments in default as to principal and/or interest.

      Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2006. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

      The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,            December 31,
                                                                                                   2006                  2005
                                                                                            ------------------    ------------------
Aaa..................................................................................                 32.5%                 32.6%
Aa...................................................................................                 18.7                  18.4
A....................................................................................                 28.5                  27.9
Baa..................................................................................                 19.3                  20.2
                                                                                            ------------------    ------------------
         Total investment grade......................................................                 99.0                  99.1
All other (2)........................................................................                  1.0                    .9
                                                                                            ------------------    ------------------
         Total.......................................................................                100.0%                100.0%
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

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31, 2006
                                                                                        ----------------------------------------
                                                                                                                     Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Finance.........................................................................        $           20.0        $           1.4
Consumer Durables...............................................................                    10.2                     .9
Consumer Non-durables...........................................................                     3.0                    -
                                                                                        -----------------       ----------------
         Total..................................................................        $           33.3 (3)    $           2.4
                                                                                        =================       ================

(3) Represents .5% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31, 2006
                                                                                        ----------------------------------------
                                                                                                                     Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................        $        1,497.8        $          31.9
Utilities.......................................................................                   480.3                   17.0
Consumer Non-durables...........................................................                   262.5                    8.0
Service.........................................................................                   198.9                    7.5
Other (includes 17 industry groups) ............................................                 2,177.8                   63.6
                                                                                        -----------------       ----------------
         Total..................................................................        $        4,617.5 (4)    $         128.2
                                                                                        =================       ================

(4) Represents 71.8% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     March 31, 2006
                                                                                        ----------------------------------------
                                                                                                                    Gross
                                                                                                                  Unrealized
                                                                                              Cost                  Losses
                                                                                        -----------------      -----------------
Equity Securities by Industry Concentration:
Consumer Non-durables...........................................................        $           12.9       $             .8
Insurance.......................................................................                     9.7                     .6
Banking.........................................................................                    12.9                     .4
Retail..........................................................................                     6.4                     .4
Other (6 industry groups).......................................................                    22.7                    1.1
                                                                                        -----------------      -----------------
         Total..................................................................        $           64.9 (5)   $            3.5 (6)
                                                                                        =================      =================

(5)  Represents 13.0% of the total equity securities portfolio.
(6) Represents .7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 14.9% of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        March 31, 2006
                                                              ------------------------------------------------------------------
                                                                      Amortized Cost
                                                               of Fixed Maturity Securities         Gross Unrealized Losses
                                                              -------------------------------    -------------------------------
                                                                                    Non-                                Non-
                                                                                 Investment                          Investment
                                                                   All           Grade Only           All            Grade Only
                                                              --------------    -------------    --------------    -------------
Maturity Ranges:
     Due in one year or less............................      $       418.9     $        -       $         3.0     $         -
     Due after one year through five years..............            1,589.5             33.3              44.2              2.4
     Due after five years through ten years.............            2,630.6              -                83.3               -
     Due after ten years................................               11.6              -                  .1               -
                                                              --------------    -------------    --------------    -------------
         Total..........................................      $     4,650.8     $       33.3     $       130.7     $        2.4
                                                              ==============    =============    ==============    =============

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       March 31, 2006
                                                              ------------------------------------------------------------------
                                                                              Amount of Gross Unrealized Losses
                                                              ------------------------------------------------------------------
                                                                                                                    Total Gross
                                                                Less than         20% to 50%       More than         Unrealized
                                                               20% of Cost         of Cost        50% of Cost           Loss
                                                              -------------     -------------    --------------    -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months..............................      $       80.0      $        -       $         -       $       80.0
         Seven to twelve months.........................              14.1               -                 -               14.1
         More than twelve months........................              36.5               -                 -               36.5
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $      130.7      $        -       $         -       $      130.7
                                                              =============     =============    ==============    =============
Equity Securities:
         One to six months..............................      $        3.5      $        -       $         -       $        3.5
         Seven to twelve months........................                -                 -                 -                -
         More than twelve months........................               -                 -                 -                -
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $        3.5      $        -       $         -       $        3.5
                                                              =============     =============    ==============    =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months..............................               854                -                 -                854
         Seven to twelve months.........................               131                -                 -                131
         More than twelve months........................               211                -                 -                211
                                                              -------------    --------------    --------------    --------------
                  Total.................................             1,196                -                 -              1,196 (7)
                                                              =============    ==============    ==============    ==============
Equity Securities:
         One to six months..............................                20                -                 -                 20
         Seven to twelve months.........................                -                 -                 -                 -
         More than twelve months........................                -                  1                -                  1
                                                              -------------    --------------    --------------    --------------
                  Total.................................                20                 1                -                 21 (7)
                                                              =============    ==============    ==============    ==============

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (March 31, 2006 in the above table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

(7) At March 31, 2006 the number of issues in an unrealized loss position represent 65.7% as to fixed maturities, and 24.4% as to equity securities of the total number of such issues held by the Company.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           March 31,              December 31,
                                                                                             2006                     2005
                                                                                       ------------------       -----------------
Maturity Ranges:
     Due in one year or less.....................................................                  8.6%                   10.9%
     Due after one year through five years.......................................                 41.9                    41.5
     Due after five years through ten years......................................                 48.5                    46.9
     Due after ten years through fifteen years...................................                  1.0                      .7
     Due after fifteen years.....................................................                   -                       -
                                                                                       ------------------       -----------------
         Total...................................................................                100.0%                  100.0%
                                                                                       ==================       =================
Average Maturity.................................................................              4.6 Years               4.8 Years
                                                                                       ==================       =================
Duration (8).....................................................................              4.0                     4.2
                                                                                       ==================       =================

(8) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 4.0 as of March 31, 2006 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 4.0%.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           March 31,              December 31,
                                                                                             2006                     2005
                                                                                       ------------------       -----------------
   Fixed Maturity Securities:
        Amortized cost............................................................     $         6,434.4        $        6,323.7
        Estimated fair value......................................................               6,353.8                 6,331.6
                                                                                       ------------------       -----------------
        Gross unrealized gains....................................................                  50.1                    79.5
        Gross unrealized losses...................................................                (130.7)                  (71.5)
                                                                                       ------------------       -----------------
            Net unrealized gains (losses).........................................     $           (80.5)       $            7.9
                                                                                       ==================       =================
   Equity Securities:
        Cost......................................................................     $           500.9        $          500.9
        Estimated fair value......................................................                 572.2                   552.4
                                                                                       ------------------       -----------------
        Gross unrealized gains....................................................                  74.8                    55.1
        Gross unrealized losses...................................................                  (3.5)                   (3.6)
                                                                                       ------------------       -----------------
            Net unrealized gains..................................................     $            71.3        $           51.5
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

      The  parent  holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $474.4 in dividends from its subsidiaries in 2006 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs. $18.8 of commercial paper was outstanding at March 31, 2006.

      Old Republic's total capitalization of $4,209.1 at March 31, 2006 consisted of debt of $142.2 and common shareholders' equity of $4,066.8. Changes in the common shareholders' equity account reflect primarily the retention of earnings in excess of dividend requirements as well as changes in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its February, 2006 meeting, the Board of Directors approved a new quarterly cash dividend rate of
15.0 cents per share effective in the second quarter of 2006, up from 14.0 cents per share paid in the first quarter 2006, subject to the usual quarterly authorizations.

      At its March, 2004 meeting, the Company's Board of Directors authorized the reacquisition of up to $250.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through March 31, 2006 pursuant to this authorization. In December 2005, the Company cancelled 3.5 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company.

                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

      Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

      Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 30% of consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 70% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

      The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title          Other        Total         period
                                               ----------    ----------    ----------    ----------    ---------    ------------
   Years Ended December 31:
        2001..............................     $ 1,000.2     $   353.1     $   625.3     $    50.6     $2,029.5          16.9%
        2002..............................       1,184.1         376.2         813.4          50.1      2,423.9          19.4
        2003..............................       1,379.5         400.9       1,103.8          51.6      2,936.0          21.1
        2004..............................       1,623.0         403.2       1,025.2          64.6      3,116.1           6.1
        2005..............................       1,805.2         429.5       1,081.8          70.3      3,386.9           8.7
   Quarters Ended March 31:
        2005..............................         431.1         105.4         231.7          20.6        788.8           8.6
        2006..............................     $   459.9     $   109.0     $   253.4     $    21.3     $  843.8           7.0%
                                               ==========    ==========    ==========    ==========    =========    ============

      Earned premiums in the General Insurance Group grew by 6.7% and 14.5% in the first quarters of 2006 and 2005, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium income reflects moderately improving persistency trends for traditional primary mortgage insurance offset by a combination of lower origination  volumes and greater  reinsurance  cessions.  The  increase in first quarter of 2006 net premiums earned substantially results from growth attributable to the increase in bulk insurance in force. 2005 net premiums earned rose due to bulk business growth as well as a higher average premium rate on new traditional primary business production. Title Group premium and fee revenues increased in the first quarter of 2006 due to higher agency premiums, offset in part by a drop in direct premiums, especially in the Western United States due to reduced real estate transaction volume. Reduced title revenues in 2004 are mostly reflective of a substantial drop in mortgage refinancing activity, while 2003 results reflected favorable market conditions for the sale of new and used homes, and, most importantly, strong mortgage refinancing activity that was driven by a fairly consistent drop in mortgage rates.

      The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

                                                                                  Type of Coverage
                                                 -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)         Comp.      Indemnity       Property      Liability       Other
                                                 -----------    -----------    ----------     ----------    -----------    ---------
Years Ended December 31:
    2001.................................            45.7%          17.4%          7.2%          12.8%           5.4%        11.5%
    2002.................................            43.0           19.1           8.7           12.9            4.7         11.6
    2003.................................            39.5           20.0          11.7           12.2            5.3         11.3
    2004.................................            37.9           21.8          11.8           11.3            5.8         11.4
    2005.................................            39.2           21.9          10.3           11.1            5.4         12.1
Quarters Ended March 31:
    2005.................................            38.8           22.4          10.9           11.0            5.9         11.0
    2006.................................            39.8%          22.6%         11.1%          10.8%           4.7%        11.0%
                                                 ===========    ===========    ==========     ==========    ===========    =========

      The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                                            New Insurance Written
                                                                        ------------------------------------------------------------
                                                                         Traditional
                                                                           Primary           Bulk            Other          Total
                                                                        -------------    ------------    ------------    -----------
 Years Ended December 31:
    2001........................................................        $   25,085.4     $   2,614.4     $   3,675.3     $ 31,375.1
    2002........................................................            30,809.6         5,130.0         7,555.5       43,495.1
    2003........................................................            37,255.8         6,806.6         5,802.8       49,865.2
    2004........................................................            24,749.4         4,487.8         7,324.7       36,562.0
    2005........................................................            20,554.5         9,944.3           498.2       30,997.1
Quarters Ended March 31:
    2005........................................................             4,705.6         3,299.5            39.8        8,045.0
    2006........................................................        $    3,892.5     $   3,256.9     $      51.3     $  7,200.7
                                                                        =============    ============    ============    ===========

                                                                                              Net Risk In Force
                                                                        ------------------------------------------------------------
                                                                         Traditional
                                                                           Primary           Bulk            Other          Total
                                                                        -------------    ------------    ------------    -----------
 As of December 31:
    2001........................................................        $   15,043.5     $     167.0     $     336.9     $ 15,547.4
    2002........................................................            15,367.6           513.0           450.7       16,331.3
    2003........................................................            15,329.5           802.2           493.4       16,625.1
    2004........................................................            15,452.2           834.8           580.9       16,868.0
    2005........................................................            14,711.2         1,758.8           586.1       17,056.2
As of March 31:
    2005........................................................            15,274.2         1,094.5           580.4       16,949.2
    2006........................................................        $   14,587.0     $   1,823.7     $     586.8     $ 16,997.6
                                                                        =============    ============    ============    ===========

Analysis of Traditional Primary Risk in Force:
                                                                                                      FICO            Unscored/
   By Fair Isaac & Company ("FICO") Scores (1):                    FICO less         FICO 620        greater           Unavail
                                                                    than 620          to 680         than 680           able
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2001................................................              -%               -%              -%               -%
       2002................................................              -                -               -                -
       2003................................................            8.5             29.2            48.8             13.5
       2004................................................            8.6             31.1            51.4              8.9
       2005................................................            8.3             31.8            53.1              6.8
   As of March 31:
       2005................................................            8.6             31.4            51.8              8.2
       2006................................................            8.3%            32.1%           53.5%             6.1%
                                                                  ============     ============    ============     ============

---------------------------
(1) Scores were unavailable for a substantial number of policies in force prior to 2003.

   By Loan to Value ("LTV") Ratio:                                                                                      LTV
                                                                    LTV less           LTV             LTV          LTV Greater
                                                                     than 85         85 to 90        90 to 95          than 95
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
        2001...............................................            5.7%            37.6%           48.8%             7.9%
        2002...............................................            6.0             37.3            47.0              9.7
        2003...............................................            6.4             37.3            43.8             12.5
        2004...............................................            5.7             36.8            42.0             15.5
        2005...............................................            5.4             37.7            39.1             17.8
   As of March 31:
       2005................................................            5.6             36.9            41.4             16.1
       2006................................................            5.3%            37.8%           38.5%            18.4%
                                                                  ============     ============    ============     ============

   By Type of Loan Documentation:                                                               Full               Reduced
                                                                                            Documentation        Documentation
                                                                                          -----------------    -----------------
    As of December 31:
       2001........................................................................                99.4%                  .6%
       2002........................................................................                96.7                  3.3
       2003........................................................................                94.4                  5.6
       2004........................................................................                93.2                  6.8
       2005........................................................................                90.6                  9.4
   As of March 31:
       2005........................................................................                92.6                  7.4
       2006........................................................................                90.4%                 9.6%
                                                                                          =================    =================

Premium and Persistency Trends
                                                                          Earned Premiums                   Persistency
                                                                   ----------------------------    -----------------------------
                                                                                                    Traditional
                                                                      Direct            Net           Primary         Bulk (2)
                                                                   ------------    ------------    ------------     ------------
   Years Ended December 31:
       2001..................................................      $     390.9     $     353.1           65.3%               -%
       2002..................................................            432.4           376.2           59.1             71.7
       2003..................................................            467.3           400.9           46.0             31.8
       2004..................................................            483.6           403.2           64.5             55.7
       2005..................................................            508.0           429.5           65.5             59.5
   Quarters Ended March 31:
       2005..................................................            124.6           105.4           65.2             49.7
       2006.....................................................   $     128.9     $     109.0           66.6%            65.3%
                                                                   ============    ============    ============     ============

----------------------
(2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.
      The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

                                                                                                                   Independent
                                                                                                   Direct        Title Agents &
                                                                                                 Operations           Other
                                                                                               --------------    ---------------
Years Ended December 31:
    2001................................................................................               47.4%              52.6%
    2002................................................................................               43.7               56.3
    2003................................................................................               40.0               60.0
    2004................................................................................               38.1               61.9
    2005................................................................................               37.1               62.9
Quarters Ended March 31:
    2005................................................................................               38.5               61.5
    2006................................................................................               29.9%              70.1%
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


                                                     Invested Assets at Cost                            Market        Invested
                              ---------------------------------------------------------------------      Value        Assets at
                                                                          Corporate                     Adjust-        Market
                                General       Mortgage        Title       and Other        Total         ment           Value
                              -----------    ----------    ----------    -----------    -----------    ---------    ------------
As of December 31:
     2001.................    $  3,198.8     $ 1,205.1     $   423.9     $    150.1     $ 4,977.8      $  219.7     $   5,197.6
     2002.................       3,446.0       1,309.4         489.6          226.9       5,471.9         305.5         5,777.5
     2003.................       3,798.2       1,381.4         556.9          177.1       5,913.6         360.3         6,273.8
     2004.................       4,217.8       1,501.9         595.2          295.0       6,610.1         262.2         6,872.2
     2005.................       4,694.8       1,515.4         616.8          326.4       7,153.5          76.6         7,230.2
As of March 31:
     2005.................       4,347.7       1,516.9         559.2          297.9       6,721.7         143.1         6,864.9
     2006.................    $  4,829.0     $ 1,498.2     $   604.4     $    376.1     $ 7,307.8      $    3.5     $   7,311.4
                              ===========    ==========    ==========    ===========    ===========    =========    ============

                                                      Net Investment Income                                     Yield at
                              ---------------------------------------------------------------------     ------------------------
                                                                          Corporate
                                General      Mortgage       Title         and Other        Total           Cost          Market
                              ----------    ----------    ----------    ------------    -----------     ----------     ---------
Years Ended
   December 31:
     2001.................    $   175.7     $    63.3     $    22.7     $      12.8     $    274.7          5.7%          5.5%
     2002.................        172.5          65.8          22.5            11.7          272.6          5.2           5.0
     2003.................        175.0          65.7          23.5            14.9          279.2          4.9           4.6
     2004.................        183.4          67.7          25.5            14.0          290.8          4.6           4.4
     2005.................        197.0          70.1          26.0            16.9          310.1          4.5           4.4
Quarters Ended
   March 31:
     2005.................         47.8          17.5           6.3             3.5           75.3          4.5           4.4
     2006.................    $    52.9     $    19.1     $     6.8     $       3.7     $     82.7          4.6%          4.6%
                              ==========    ==========    ==========    ============    ===========     ==========     =========

      Consolidated net investment income grew by 9.7% when compared to the same 2005 period. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. While yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as a lower yield environment during the past several years, higher short-term interest rates have resulted in increased yields during the first quarter of 2006.

Revenues: Net Realized Gains

      The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2006 and 2005, 86.7% and 77.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business.

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

                                     Realized Gains (Losses)
                                       on Disposition of:                         Impairment Losses on:
                            ----------------------------------------    -----------------------------------------
                                              Equity                                       Equity
                                            securities                                   securities
                               Fixed       and miscell-                   Fixed        and miscell-                      Net
                             maturity        aneous                      maturity         aneous                      realized
                            securities     investments       Total      securities      investments       Total         gains
                            ----------     ------------    ---------    -----------    -------------     --------     ---------
Years Ended
   December 31:
    2001...............     $    (2.9)     $      39.4     $   36.5     $     (1.2)    $       (5.5)     $  (6.7)     $    29.7
    2002...............           3.8             29.1         33.0           (5.0)           (14.0)       (19.0)          13.9
    2003...............           4.6             31.1         35.7             -             (16.4)       (16.4)          19.3
    2004...............           4.6             48.5         53.2             -              (5.2)        (5.2)          47.9
    2005...............           4.5             69.6         74.1           (2.7)            (6.5)        (9.2)          64.9
Quarters Ended
   March 31:
    2005...............            .3             12.7         13.0             -              (5.1)        (5.1)           7.9
    2006...............     $     1.1      $       6.3     $    7.5     $       -      $         -       $    -      $      7.5
                            ==========     ============    =========    ===========    =============     ========    ===========

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

      Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At March 31, 2006, such reserves accounted for 89.1% and 82.6% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2005 accounted for 89.1% and 82.5% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                              March 31, 2006               December 31, 2005
                                                                        --------------------------     --------------------------
                                                                          Gross            Net            Gross           Net
                                                                        ----------     -----------     -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)............................     $   919.2      $    732.6      $    878.4     $    692.9
Workers' compensation..............................................       1,810.6           937.0         1,775.0          915.1
General liability..................................................       1,023.9           429.4           991.3          418.1
Other coverages....................................................         604.5           388.9           597.5          387.8
Unallocated loss adjustment expense reserves.......................         159.1            92.8           159.2           92.9
                                                                        ----------     -----------     -----------    -----------
      Total general insurance reserves                                    4,517.6         2,580.8         4,401.7        2,507.0

Mortgage guaranty..................................................         220.9           219.9           214.7          213.7
Title..............................................................         273.6           273.6           268.8          268.8
Life and health....................................................          28.0            21.2            26.5           19.9
Unallocated loss adjustment expense reserves -
   other coverages.................................................          28.4            28.4            28.0           28.0
                                                                        ----------     -----------     -----------    -----------
      Total claim and loss adjustment expense reserves.............     $ 5,068.7      $  3,124.1      $  4,939.8     $  3,037.6
                                                                        ==========     ===========     ===========    ===========
Asbestosis and environmental claim reserves included
  in the above general insurance reserves:
       Amount......................................................     $   172.7      $    132.2      $    170.7     $    132.2
                                                                        ==========     ===========     ===========    ===========
       % of total general insurance reserves.......................          3.8%            5.1%            3.9%           5.3%
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

      Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 8.0 years (gross) and 10.4 years (net of reinsurance) as of March 31, 2006 and 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 3.3% of General Insurance Group net incurred losses for the five years ended December 31, 2005.

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

      Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of March 31, 2006 and December 31, 2005, the
Company's general insurance segment carried reserves of $896.7 and $873.6, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10% for a deficiency of $89.6, or 3.5% of the Company's net general insurance reserves as of March 31, 2006 and $87.3, or 3.5% as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. One year developments of general insurance reserves posted as of each of the 1995 through 2004 year ends have reflected uniformly positive results. Cumulative developments ranging from 10 years to one year for the same year ends have produced both redundancies and (deficiencies) that have ranged between 7.2% and (5.8%) and have averaged .6%.

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

      The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

                                                                  General          Mortgage          Title          Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2001.............................................                 74.8%            16.1%            4.0%             42.4%
     2002.............................................                 72.0             14.1             5.0              40.2
     2003.............................................                 67.6             22.7             5.8              37.9
     2004.............................................                 65.9             35.5             5.8              42.0
     2005.............................................                 66.9             37.2             6.0              43.3
Quarters Ended March 31:
     2005.............................................                 66.8             32.2             6.0              43.9
     2006.............................................                 64.5%            38.8%            6.2%             43.3%
                                                               ==============    =============     ===========     =============

      The general insurance portion of the claims ratio has reflected a reasonably consistent downtrend since 2001. The reduction in this major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The mortgage guaranty claims ratio has trended higher since the second quarter of 2003 reflecting increases in claim provisions principally due to such factors as higher loss payments and expectations of higher severity and frequency of claims. The lower 2002 mortgage guaranty claims ratio resulted from a decline in claim provisions driven principally by a drop in expected claim severity. The most recent year-over-year claim ratio comparisons reflect continued upward pressure in paid loss trends, claim frequency and severity patterns. The title insurance loss ratios have been in the low single digits in each of the past five years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. The moderate uptrend in title insurance loss ratios since 2002 stems from a rise in the net provision for ultimate claim costs from the historically low level achieved in 2001. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

      The percentage of net claims, benefits and related settlement expenses measured against premiums earned by General Insurance Group major coverage were as follows:

                                                                                  Type of Coverage
                                                 -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)         Comp.      Indemnity       Property      Liability      Other
                                                 -----------    -----------    ----------     ----------    -----------   ----------
Years Ended December 31:
    2001...............................               82.5%          89.0%         39.0%          59.5%          71.0%       68.5%
    2002...............................               78.4           93.2          41.1           51.5           67.6        66.9
    2003...............................               70.4           81.2          51.0           59.1           89.5        52.2
    2004...............................               66.5           72.4          47.6           56.2          108.6        59.3
    2005...............................               67.2           78.9          48.9           52.1           97.4        58.6
Quarters Ended March 31:
    2005...............................               70.7           70.8          51.7           53.6           98.5         61.6
    2006...............................               72.0%          73.5%         44.1%          51.8%          74.6%        53.4%
                                                 ===========    ===========    ==========     ==========    ===========   ==========

      Average Mortgage Guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

                                                      Average Paid Claim Amount (1)                 Delinquency Ratio
                                                   -----------------------------------    -------------------------------------
                                                     Traditional                             Traditional
                                                       Primary             Bulk (2)            Primary              Bulk (2)
                                                   ---------------     ---------------    -----------------     ---------------
Years Ended December 31:
    2001....................................       $       19,221      $         -                   2.84%                .33%
    2002....................................               20,693                -                   3.43                3.28
    2003....................................               22,339              29,293                3.95                4.76
    2004....................................               23,920              19,885                4.11                4.59
    2005....................................               24,255              20,639                4.67                3.67
Quarters Ended March 31:
    2005....................................               24,384              20,561                3.75                3.79
    2006....................................       $       26,121      $       17,364                4.12%               3.42%
                                                   ===============     ===============    =================     ===============

    (1)   Amounts are in whole dollars.
    (2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

                                              Traditional Primary Delinquency Ratios for Top Ten States (3):
                            ---------------------------------------------------------------------------------------------------
                              FL        TX        GA         IL        NC        CA        OH         PA        MN        SC
                            ------    ------    -------    ------    ------    -------   -------    ------    ------    -------
As of December 31:
    2001...............       3.4%      3.2%       2.9%      2.9%      3.0%       3.1%      3.8%      2.5%      1.9%       2.9%
    2002...............       3.6       3.9        3.9       3.3       4.0        2.9       4.9       3.3       2.1        3.7
    2003...............       3.5       4.6        4.9       4.0       4.7        2.8       6.9       3.8       2.5        4.9
    2004...............       3.2       5.0        5.6       3.8       4.9        2.1       7.6       4.4       3.5        5.0
    2005...............       3.1       5.7        5.9       4.2       4.9        1.8       8.3       4.7       4.0        5.4
As of March 31:
    2005...............       2.5       4.5        5.1       3.5       4.4        1.7       7.2       4.0       3.4        4.6
    2006...............       2.4%      4.9%       5.2%      3.9%      4.3%       1.8%      7.6%      4.2%      4.1%       4.5%
                            ======    ======    =======    ======    ======    =======   =======    ======    ======    =======

   (3) As determined by risk in force. These 10 states represent approximately 50% of total risk in force as of March 31, 2006.

Expenses: Underwriting, Acquisition and Other Expenses

      The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2001.............................................                27.8%            27.5%           87.2%             46.5%
     2002.............................................                27.1             32.3            85.6              47.9
     2003.............................................                26.2             24.8            84.6              48.5
     2004.............................................                24.8             25.6            90.5              47.3
     2005.............................................                24.6             22.4            88.2              45.2
Quarters Ended March 31:
     2005.............................................                24.5             23.1            91.2              44.6
     2006.............................................                25.9%            23.7%           93.4%             46.5%
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

      The Mortgage Guaranty segment's expense ratio decreased in 2003 due to greater efficiencies gained in the distribution and servicing of its products; the increase in this ratio for 2002 was due to the posting of special operating charges aggregating $20.5. These charges stemmed from the cessation of the development and marketing of a loan portfolio evaluation service aimed at existing and potential mortgage guaranty insurance customers, and a reassessment of certain class action litigation exposures. The 2003 ratio also benefited from the resolution of the class action litigation at a cost approximately $5.0 less than the related reserves recorded in 2002. The increase in 2004 resulted from higher stock option compensation expenses offset by recovery of certain prior years' litigation costs. The decline in the 2005 ratio reflects the absence of this segments' share of the 2004 stock option costs, as well as a combination of lower contract underwriting costs, reductions in variable sales expenses, and continued attention to operating efficiencies.

      Increased title sales volume led to lower expense ratios in 2005, 2003 and 2002. The increase in the 2004 expense ratio results from the aforementioned final settlement of consumer and regulatory litigation costs affecting Old Republic's California title insurance subsidiary. The increase in the first quarter 2006 expense ratio results from decreased revenues from direct operations to a level lower than required to support the related operating expense structure.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2001..............................................              102.6%            43.6%           91.2%             88.9%
     2002..............................................               99.1             46.4            90.6              88.1
     2003..............................................               93.8             47.5            90.4              86.4
     2004..............................................               90.7             61.1            96.3              89.3
     2005..............................................               91.5             59.6            94.2              88.5
Quarters Ended March 31:
     2005..............................................               91.3             55.3            97.2              88.5
     2006..............................................               90.4%            62.5%           99.6%             89.8%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

      The effective consolidated income tax rates were 31.7% and 32.2% in the first quarters of 2006 and 2005, respectively. Such rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

--------------------------------------------------------------------------------
                                OTHER INFORMATION
--------------------------------------------------------------------------------

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

      Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected in particular by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be impacted by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION

--------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The information called for by Item 3 is found under the heading "Financial Position" in the "Management Analysis of Financial Position and Results of Operations" section of this report.


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

Changes in Internal Control Over Financial Reporting

     During the three month period ended March 31, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1A - Risk Factors
----------------------

There have been no material changes with respect to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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




                                        Old Republic International Corporation
                                      ------------------------------------------
                                                      (Registrant)



Date:     May 9, 2006
      -------------------


                                              /s/  Karl W. Mueller
                                      -----------------------------------------
                                                   Karl W. Mueller
                                              Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
    No.          Description
-----------    -----------------------------------------------------------------

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