Form 10-Q
period 2006-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2006-08-09
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended: June 30, 2006 or

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


Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:___ No:_X_



                                                        Shares Outstanding
            Class                                         June 30, 2006
-----------------------------                     ------------------------------
 Common Stock / $1 par value                                230,026,330













                        There are 35 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                      Report on Form 10-Q / June 30, 2006

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------

PART I   FINANCIAL INFORMATION:

           CONSOLIDATED BALANCE SHEETS                                     3

           CONSOLIDATED STATEMENTS OF INCOME                               4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7 - 13

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION
            AND RESULTS OF OPERATIONS                                   14 - 31

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      32

           CONTROLS AND PROCEDURES                                        32

PART II  OTHER INFORMATION:

           ITEM 1A - RISK FACTORS                                         33

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   33

           ITEM 6 - EXHIBITS                                              33

SIGNATURE                                                                 34

EXHIBIT INDEX                                                             35

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
                                                                                                June 30,             December 31,
                                                                                                 2006                   2005
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,376.2 and $6,323.7)............       $           6,238.7     $          6,331.6
Equity securities (at fair value)(cost: $533.4 and $500.9)........................                     599.3                  552.4
Short-term investments (at fair value which approximates cost)....................                     458.0                  275.3
Miscellaneous investments.........................................................                      53.0                   62.7
                                                                                         --------------------    -------------------
    Total.........................................................................                   7,349.2                7,222.2
Other investments.................................................................                       8.0                    8.0
                                                                                         --------------------    -------------------
    Total investments.............................................................                   7,357.3                7,230.2
                                                                                         --------------------    -------------------

Other Assets:
Cash..............................................................................                      60.3                   68.3
Securities and indebtedness of related parties....................................                      20.3                   16.4
Accrued investment income.........................................................                      95.2                   95.5
Federal income tax recoverable: current...........................................                       5.8                   -
Accounts and notes receivable.....................................................                     796.3                  803.4
Prepaid federal income taxes......................................................                     468.4                  545.7
Reinsurance balances and funds held...............................................                      80.9                   81.0
Reinsurance recoverable: Paid losses..............................................                      72.3                   59.4
                         Policy and claim reserves................................                   2,160.8                2,107.8
Deferred policy acquisition costs.................................................                     241.3                  240.0
Sundry assets.....................................................................                     293.1                  294.9
                                                                                         --------------------    -------------------
                                                                                                     4,295.2                4,312.9
                                                                                         --------------------    -------------------
    Total Assets..................................................................       $          11,652.5     $         11,543.2
                                                                                         ====================    ===================
------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses............................................       $           5,134.1     $          4,939.8
Unearned premiums.................................................................                   1,070.8                1,039.3
Other policyholders' benefits and funds...........................................                     188.5                  188.8
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals.........................................                   6,393.5                6,167.9
Commissions, expenses, fees and taxes.............................................                     203.6                  227.2
Reinsurance balances and funds....................................................                     259.4                  307.0
Federal income tax payable: Current...............................................                      -                     129.3
                            Deferred..............................................                     398.9                  421.6
Debt..............................................................................                     142.1                  142.7
Sundry liabilities................................................................                     124.1                  123.1
Commitments and contingent liabilities............................................
    Total Liabilities.............................................................                   7,521.9                7,519.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1)...................................................                      -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)..................................................................                     230.0                  229.5
Additional paid-in capital........................................................                     302.1                  288.6
Retained earnings.................................................................                   3,622.4                3,444.9
Accumulated other comprehensive income (loss).....................................                     (23.9)                  60.8
    Total Common Shareholders' Equity.............................................                   4,130.6                4,024.0
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock, and Common Shareholders' Equity...........       $          11,652.5     $         11,543.2
                                                                                         ====================    ===================

(1) At June 30, 2006 and December 31, 2005, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 230,026,330 at June 30, 2006 and 229,575,404 at December 31, 2005 were issued and outstanding. At June 30, 2006 and December 31, 2005, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.



See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                        Quarters Ended                      Six Months Ended
                                                                           June 30,                             June 30,
                                                              ---------------------------------    ---------------------------------
                                                                    2006              2005               2006              2005
                                                              ---------------    --------------    ---------------    --------------
  Revenues:
  Net premiums earned.....................................    $        781.6     $       761.7     $      1,566.1     $     1,478.8
  Title, escrow, and other fees...........................              66.7              85.9              126.1             157.7
                                                              ---------------    --------------    ---------------    --------------
      Total premiums and fees.............................             848.4             847.6            1,692.2           1,636.5
  Net investment income...................................              82.6              75.8              165.3             151.2
  Other income............................................               9.6               8.5               18.5              16.5
                                                              ---------------    --------------    ---------------    --------------
      Total operating revenues............................             940.7             932.1            1,876.1           1,804.4
  Realized investment gains...............................               8.1              12.8               15.7              20.8
                                                              ---------------    --------------    ---------------    --------------
      Total revenues......................................             948.9             944.9            1,891.8           1,825.2
                                                              ---------------    --------------    ---------------    --------------

  Benefits, Claims and Expenses:
  Benefits, claims, and settlement expenses...............             372.2             367.2              736.2             713.0
  Dividends to policyholders..............................               1.7               2.1                3.1               2.8
  Underwriting, acquisition, and other expenses...........             385.5             385.2              788.7             748.5
  Interest and other charges..............................               2.8               2.7                5.3               4.7
                                                              ---------------    --------------    ---------------    --------------
      Total expenses......................................             762.4             757.4            1,533.4           1,469.1
                                                              ---------------    --------------    ---------------    --------------
  Income before income taxes .............................             186.4             187.5              358.3             356.0
                                                              ---------------    --------------    ---------------    --------------

  Income Taxes:
  Currently payable (recoverable).........................              42.4              (1.8)              87.8              42.4
  Deferred................................................              17.3              17.0               26.4              27.0
                                                              ---------------    --------------    ---------------    --------------
      Total...............................................              59.7              15.2              114.3              69.4
                                                              ---------------    --------------    ---------------    --------------
  Net Income..............................................    $        126.6     $       172.3     $        244.0     $       286.6
                                                              ===============    ==============    ===============    ==============

  Net Income Per Share:
      Basic...............................................    $          .55     $         .75     $         1.06     $        1.25
                                                              ===============    ==============    ===============    ==============
      Diluted.............................................    $          .54     $         .74     $         1.05     $        1.24
                                                              ===============    ==============    ===============    ==============

      Average shares outstanding: Basic...................       230,013,892       228,629,783        230,007,372       228,616,296
                                                              ===============    ==============    ===============    ==============
                                  Diluted.................       232,240,816       231,190,413        232,233,930       231,142,306
                                                              ===============    ==============    ===============    ==============

  Dividends Per Common Share:
       Cash...............................................    $         .150     $        .136     $         .290     $        .240
                                                              ===============    ==============    ===============    ==============



























See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarters Ended                     Six Months Ended
                                                                           June 30,                            June 30,
                                                               ---------------------------------    --------------------------------
                                                                    2006               2005              2006              2005
                                                               --------------    ---------------    --------------    --------------
Net income as reported...................................      $       126.6     $        172.3     $       244.0     $       286.6
                                                               --------------    ---------------    --------------    --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...............                5.2               (1.5)              5.1              (2.9)
                                                               --------------    ---------------    --------------    --------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.....              (57.0)              79.2            (122.6)            (31.7)
     Less: elimination of pretax realized gains
         included in income as reported..................                8.1               12.8              15.7              20.8
                                                               --------------    ---------------    --------------    --------------
     Pretax unrealized gains (losses) on securities
         carried at market value.........................              (65.2)              66.4            (138.3)            (52.5)
     Deferred income taxes (credits).....................              (22.8)              23.4             (48.4)            (18.1)
                                                               --------------    ---------------    --------------    --------------
     Net unrealized gains (losses) on securities.........              (42.3)              43.0             (89.9)            (34.3)
                                                               --------------    ---------------    --------------    --------------
   Net adjustments.......................................              (37.1)              41.4             (84.7)            (37.2)
                                                               --------------    ---------------    --------------    --------------

Comprehensive income.....................................      $        89.5     $        213.7     $       159.3     $       249.3
                                                               ==============    ===============    ==============    ==============











































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                  ----------------------------------
                                                                                                       2006                2005
                                                                                                  --------------      --------------
Cash flows from operating activities:
  Net income...............................................................................       $       244.0       $       286.6
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs......................................................                 (.3)                2.0
    Premiums and other receivables.........................................................                 7.2               (32.2)
    Unpaid claims and related items........................................................               144.5               154.2
    Other policyholders' benefits and funds................................................                26.2                 2.6
    Income taxes...........................................................................              (109.5)              (25.8)
    Prepaid federal income taxes...........................................................                77.3               (46.4)
    Reinsurance balances and funds.........................................................               (60.5)               27.0
    Realized investment gains..............................................................               (15.7)              (20.8)
    Accounts payable, accrued expenses and other...........................................                12.1               (22.5)
                                                                                                  --------------      --------------
  Total....................................................................................               325.5               324.7
                                                                                                  --------------      --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls............................................................               262.0               375.2
     Sales.................................................................................                50.7               135.1
  Sales of:
     Equity securities.....................................................................                15.4                69.5
     Other investments.....................................................................                19.2                 1.1
     Fixed assets for company use..........................................................                  .5                 4.9
  Cash and short-term investments of subsidiary acquired...................................                 -                   1.2
  Purchases of:
     Fixed maturity securities.............................................................              (375.2)             (741.6)
     Equity securities.....................................................................               (46.7)              (28.5)
     Other investments.....................................................................                (6.3)               (2.8)
     Fixed assets for company use..........................................................                (8.1)              (22.2)
     Investment in affiliates..............................................................                 -                  (9.7)
  Net decrease (increase) in short-term investments........................................              (182.1)              (60.7)
  Other-net................................................................................                (1.8)                 .4
                                                                                                  --------------      --------------
  Total....................................................................................              (272.3)             (278.1)
                                                                                                  --------------      --------------

Cash flows from financing activities:
  Issuance of debentures and notes.........................................................                 -                   1.0
  Issuance of common shares................................................................                 6.3                 5.5
  Redemption of debentures and notes.......................................................                 (.5)               (1.1)
  Dividends on common shares...............................................................               (66.6)              (54.8)
  Other-net................................................................................                 (.3)                (.8)
                                                                                                  --------------      --------------
  Total....................................................................................               (61.2)              (50.2)
                                                                                                  --------------      --------------

Increase (decrease) in cash                                                                                (7.9)               (3.7)
  Cash, beginning of period................................................................                68.3                60.5
                                                                                                  --------------      --------------
  Cash, end of period......................................................................       $        60.3       $        56.8
                                                                                                  ==============      ==============

Supplemental cash flow information:
  Cash paid during the period for: Interest ...............................................       $         4.7       $         4.7
                                                                                                  ==============      ==============
                                   Income taxes............................................       $       223.4       $        94.1
                                                                                                  ==============      ==============











See accompanying Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1. Accounting Policies and Basis of Presentation:

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") as described in the Corporation's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results were recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

   In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 becomes effective for the Company in the first quarter of 2007. The Company anticipates that the impact of its adoption of FIN 48 will not have a material effect on the consolidated financial statements.


2. Common Share Data:

   (a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                         Quarters Ended                     Six Months Ended
                                                                            June 30,                            June 30,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2006              2005
                                                                --------------    --------------    --------------    --------------
     Numerator:
        Net Income ........................................     $       126.6     $       172.3     $       244.0     $       286.6
                                                                --------------    --------------    --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders..........             126.6             172.3             244.0             286.6
                                                                --------------    --------------    --------------    --------------

        Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions........................     $       126.6     $       172.3     $       244.0     $       286.6
                                                                ==============    ==============    ==============    ==============

     Denominator:
        Denominator for basic earnings per share
           weighted-average shares (1) ....................       230,013,892       228,629,783       230,007,372       228,616,296

        Effect of dilutive securities - stock options......         2,226,924         2,560,630         2,226,558         2,526,010
                                                                --------------    --------------    --------------    --------------

        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions (1)..........................       232,240,816       231,190,413       232,233,930       231,142,306
                                                                ==============    ==============    ==============    ==============

     Earnings per share: Basic.............................     $         .55     $         .75     $        1.06     $        1.25
                                                                ==============    ==============    ==============    ==============
                         Diluted...........................     $         .54     $         .74     $        1.05     $        1.24
                                                                ==============    ==============    ==============    ==============

   (1) Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through June 30, 2006.

   (b) Stock  Options  Compensation  - The Company has had stock option plans in effect for certain eligible key employees since 1992. The plan adopted in 1992 was replaced at its expiration by a plan approved by the shareholders in 2002, and the 2002 plan was replaced by the 2006 Incentive Compensation Plan approved by the shareholders in May 2006. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company's outstanding common stock at the end of the month immediately preceding an option grant. Under the current plan, like its predecessors, the exercise price of stock options is equal to the market price of the Company's common stock at the date of the grant, and the term of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

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

   On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. FAS 123R also requires that compensation cost be recognized immediately for awards granted to the Company's retirement eligible employees after January 1, 2006. Second quarter and first half 2006 earnings include the accelerated recognition of stock option expenses of $4.1 attributable to second quarter option grants to employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated. The cumulative effect of the initial adoption of FAS 123R on the Company's financial statements and earnings per share information was immaterial.

   The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

                                                                        Quarters Ended                      Six Months Ended
                                                                           June 30,                             June 30,
                                                               ---------------------------------    --------------------------------
                                                                    2006               2005              2006              2005
                                                               --------------    ---------------    --------------    --------------
     Stock based compensation expense...................       $         5.9     $          1.3     $         7.0     $         2.0
     Income tax benefit.................................       $         2.0     $           .4     $         2.4     $          .7
                                                               ==============    ===============    ==============    ==============

   The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FAS 123 to all options granted under the Company's stock option plans in the second quarter and first six months of 2005.

                                                                                             Quarter Ended        Six Months Ended
                                                                                             June 30, 2005          June 30, 2005
                                                                                          -------------------    -------------------
       Net income, as reported.....................................................       $            172.3     $            286.6
          Add: Stock-based compensation expense included in
               reported income, net of related tax effects.........................                       .8                    1.3
          Deduct: Total stock-based employee compensation
                  expense determined under the fair value based
                  method for all awards, net of related tax effects................                      1.5                    5.4
                                                                                          -------------------    -------------------
          Pro forma basis..........................................................       $            171.6     $            282.4
                                                                                          ===================    ===================
       Basic earnings per share:
          As reported..............................................................       $              .75     $             1.25
          Pro forma basis..........................................................                      .75                   1.23
       Diluted earnings per share:
          As reported..............................................................                      .74                   1.24
          Pro forma basis..........................................................       $              .74     $             1.22
                                                                                          ===================    ===================

   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the second quarter and first half of 2006. Expected volatilities are based on the historical experience of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are expected to be outstanding. Beginning in 2006, the Company uses historical data to estimate stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

                                                                  Quarters Ended                          Six Months Ended
                                                                     June 30,                                 June 30,
                                                       -------------------------------------    ------------------------------------
                                                             2006                 2005                2006                2005
                                                       ----------------    -----------------    ----------------    ----------------
       Expected volatility......................                  .27                  .26                 .25                 .26
       Expected dividends.......................                 3.54%                3.82%               3.35%               3.82%
       Expected term (in years).................                    8                   10                   7                  10
       Risk-free rate...........................                 5.10%                4.63%               4.81%               4.63%

   A summary of stock option activity under the plan as of June 30, 2006 and changes during the six month period then ended is presented below:

                                                                                                    Weighted
                                                                                Weighted             Average
                                                                                Average             Remaining           Aggregate
                                                           Number of            Exercise           Contractual          Intrinsic
                                                            Shares               Price                Term                Value
                                                       ----------------    -----------------    ----------------    ----------------
     Outstanding, January 1, 2006...............            12,266,170     $          15.76
        Granted.................................             2,506,800                22.01
        Exercised...............................               422,514                13.57
        Forfeited and canceled..................                53,146                18.13
                                                       ----------------
     Outstanding, June 30, 2006.................            14,297,311     $          16.91           5.8 Years     $          63.7
                                                       ================    =================    ================    ================
     Exercisable, June 30, 2006.................             8,062,586     $          14.57           4.7 Years     $          54.8
                                                       ================    =================    ================    ================

   The weighted average grant date fair value of stock options granted during the quarter and six months ended June 30, 2006 was $5.46 and $5.12 per share, respectively. As of June 30, 2006, there was $21.4 of total unrecognized compensation cost related to nonvested stock based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 4 years.

   The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

                                                                                 Quarters Ended                Six Months Ended
                                                                                    June 30,                       June 30,
                                                                           ---------------------------    --------------------------
                                                                               2006            2005           2006          2005
                                                                           ------------    -----------    -----------   ------------
     Cash received from stock option exercise........................      $       2.2     $      3.1     $      5.7    $       5.0
     Intrinsic value of stock options exercised......................              1.2            1.7            3.3            2.6
     Actual tax benefit realized for tax deductions
          from stock options exercised...............................      $        .4     $       .6     $      1.1    $        .9
                                                                           ============    ===========    ===========   ============


3. Unrealized Appreciation/(Depreciation) of Investments:

   Cumulative net unrealized losses on fixed maturity securities available for sale and equity securities included in a separate account in common shareholders' equity amounted to $39.7 at June 30, 2006. Unrealized depreciation of investments, before applicable deferred income tax credits of $21.4, at June 30, 2006 included gross unrealized gains and (losses) of $123.3 and ($184.6), respectively.

   For the six months ended June 30, 2006 and 2005, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $89.9 and $34.3, respectively.


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

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                                Quarters Ended                Six Months Ended
                                                                                    June 30,                      June 30,
                                                                           --------------------------    ---------------------------
                                                                               2006           2005           2006            2005
                                                                           -----------    -----------    -----------     -----------
      Service cost...................................................      $      2.3     $      2.1     $      4.6      $      4.2
      Interest cost..................................................             3.2            3.0            6.4             6.1
      Expected return on plan assets.................................            (3.6)          (3.6)          (7.3)           (7.3)
      Recognized loss................................................              .8             .5            1.6             1.1
                                                                           -----------    -----------    -----------     -----------
      Net cost.......................................................      $      2.6     $      2.0     $      5.3      $      4.1
                                                                           ===========    ===========    ===========     ===========

   The companies made a cash contribution of $.3 to their pension plans in the second quarter of 2006 and expect to make additional cash or non-cash contributions to their pension plans in the second half of 2006 of approximately $6.0.

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

                                                                                    Quarters Ended              Six Months Ended
                                                                                       June 30,                     June 30,
                                                                            --------------------------    --------------------------
                                                                                2006           2005           2006           2005
                                                                            -----------    -----------    -----------    -----------
    General Insurance Group:
      Net premiums earned................................................   $    473.0     $    461.3     $    933.0     $    892.4
      Net investment income and other income ............................         58.5           51.8          115.4          103.3
                                                                            -----------    -----------    -----------    -----------
         Total revenues before realized gains............................   $    531.5     $    513.2     $  1,048.4     $    995.8
                                                                            ===========    ===========    ===========    ===========
      Income before taxes (credits) and realized investment gains........   $    105.2     $     86.4     $    202.3     $    171.3
                                                                            ===========    ===========    ===========    ===========
      Income tax expense (credits) on above (1)..........................   $     32.8     $    (19.0)    $     62.6     $      7.7
                                                                            ===========    ===========    ===========    ===========

    Mortgage Guaranty Group:
      Net premiums earned................................................   $    110.2     $    108.5     $    219.2     $    213.9
      Net investment income and other income ............................         20.8           21.7           43.0           43.3
                                                                            -----------    -----------    -----------    -----------
         Total revenues before realized gains............................   $    131.0     $    130.3     $    262.3     $    257.3
                                                                            ===========    ===========    ===========    ===========
      Income before taxes and realized investment gains..................   $     63.7     $     67.9     $    123.8     $    132.5
                                                                            ===========    ===========    ===========    ===========
      Income tax expense on above .......................................   $     21.1     $     22.8     $     40.9     $     44.4
                                                                            ===========    ===========    ===========    ===========

    Title Insurance Group:
      Net premiums earned................................................   $    180.4     $    175.7     $    374.6     $    335.7
      Title, escrow and other fees.......................................         66.7           85.9          126.1          157.7
                                                                            -----------    -----------    -----------    -----------
         Sub-total.......................................................        247.2          261.7          500.7          493.4
      Net investment income and other income ............................          6.6            6.5           13.4           13.1
                                                                            -----------    -----------    -----------    -----------
         Total revenues before realized gains............................   $    253.8     $    268.2     $    514.2     $    506.6
                                                                            ===========    ===========    ===========    ===========
      Income before taxes and realized investment gains .................   $     12.1     $     22.8     $     19.7     $     35.6
                                                                            ===========    ===========    ===========    ===========
      Income tax expense on above........................................   $      3.8     $      7.8     $      6.2     $     12.0
                                                                            ===========    ===========    ===========    ===========

    Consolidated Revenues:
      Total revenues of above Company segments...........................   $    916.4     $    911.8     $  1,825.0     $  1,759.8
      Other sources (2)..................................................         30.6           22.7           63.2           48.9
      Consolidated net realized investment gains.........................          8.1           12.8           15.7           20.8
      Elimination of intersegment revenues (3)...........................         (6.4)          (2.4)         (12.1)          (4.3)
                                                                            -----------    -----------    -----------    -----------
         Consolidated revenues...........................................   $    948.9     $    944.9     $  1,891.8     $  1,825.2
                                                                            ===========    ===========    ===========    ===========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains of above Company segments.................................   $    181.2     $    177.2     $    345.9     $    339.6
      Other sources - net (2)............................................         (2.9)          (2.6)          (3.3)          (4.3)
      Consolidated net realized investment gains.........................          8.1           12.8           15.7           20.8
                                                                            -----------    -----------    -----------    -----------
         Consolidated income before income taxes.........................   $    186.4     $    187.5     $    358.3     $    356.0
                                                                            ===========    ===========    ===========    ===========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments (1).............   $     57.9     $     11.5     $    109.9     $     64.2
      Other sources - net (2)............................................         (1.0)           (.8)          (1.0)          (2.0)
      Income tax expense on consolidated
             net realized investment gains...............................          2.8            4.5            5.4            7.2
                                                                            -----------    -----------    -----------    -----------

         Consolidated income tax expense.................................   $     59.7     $     15.2     $    114.3     $     69.4
                                                                            ===========    ===========    ===========    ===========

                                                                                                June 30,             December 31,
                                                                                                  2006                   2005
                                                                                           -------------------    ------------------
    Consolidated Assets:
         General.......................................................................    $          8,381.7     $         8,178.9
         Mortgage......................................................................               2,101.0               2,211.8
         Title.........................................................................                 749.1                 776.3
         Other - net (2)...............................................................                 420.5                 376.0
                                                                                           -------------------    ------------------
         Consolidated .................................................................    $         11,652.5     $        11,543.2
                                                                                           ===================    ==================

----------

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) General Insurance tax expense was reduced by $45.9 in the second quarter and six months ended June 30, 2005 as discussed in note 7(a).
(2) Represents amounts for Old Republic's holding company parent, minor internal services subsidiaries, and a small life and health insurance operation.
(3) Represents consolidation eliminating adjustments.

6. Commitments and Contingent Liabilities:

   Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

   Purported class actions have been filed against the Company's principal title insurance subsidiary, Old Republic National Title Insurance Company ("ORNTIC") in state courts in Connecticut, Florida, New Jersey and Ohio. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC has reached a tentative settlement in Florida for an amount not to exceed $1.2, exclusive of attorneys' fees and costs. ORNTIC intends to defend vigorously against the actions in the other states as well but, at this stage in the litigation, the Company cannot estimate the costs it may incur as the actions proceed to their conclusions.

   An action was filed in the Federal District court for South Carolina against the Company's wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company ("RMIC"). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC seeks certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC's "best available rate". The action alleges that the decision to insure their loans at a higher rate was based on the consumers' credit scores and constituted an "adverse action" within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action seeks statutory and punitive damages, as well as other costs. RMIC intends to defend vigorously against the action, but at this stage in the litigation the Company cannot estimate the costs it may incur as the litigation proceeds to its conclusion. RMIC is proceeding with its defense.

7. Income Taxes:

   (a) The Company obtained a favorable resolution on its claim for a Federal income tax refund pertaining to the three years ended December 31, 1990. As a result, a combined recovery of income taxes and related accumulated interest of $57.9 was recorded in the second quarter of 2005. The net of tax effect on this recovery resulted in a non-recurring addition to net income of $45.9 in the second quarter and six months ended June 30, 2005.

   (b) Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in non-interest bearing U.S. Treasury Tax and Loss Bonds in an amount equal to the tax benefit derived from deducting any portion of the Company's statutory contingency reserves. Through December 31, 2005, cumulative tax and loss bonds purchased and subsequent redemptions were reflected as U.S. government securities within the investments section of the consolidated balance sheets.

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

                                                                                     June 30,        December 31,        June 30,
                                                                                       2006              2005              2005
                                                                                  --------------    --------------    --------------
    Cash and invested assets:
         Previous classification............................................      $     7,981.4     $     7,939.9     $     7,762.2
         After reclassification.............................................            7,512.9           7,394.1           7,216.4
             Change.........................................................             (468.4)           (545.7)           (545.7)

    Total other assets:
         Previous classification............................................            3,671.1           3,603.2           3,282.1
         After reclassification.............................................            4,139.6           4,149.0           3,827.9
             Change.........................................................      $       468.4     $       545.7     $       545.7
                                                                                  ==============    ==============    ==============

                                                                        Six Months Ended                       Years Ended
                                                                            June 30,                           December 31,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005             2005              2004
                                                                --------------    --------------    --------------    --------------
    Cash flows from operating activities:
         Previous classification...........................     $       248.2     $       371.2     $       880.0     $       828.3
         After reclassification............................             325.5             324.7             833.6             775.5
             Change........................................              77.3             (46.4)            (46.4)            (52.8)

    Cash flows from investing activities:
         Previous classification...........................            (195.0)           (324.6)           (589.9)           (734.1)
         After reclassification............................            (272.3)           (278.1)           (543.5)           (681.3)
             Change........................................     $       (77.3)    $        46.4     $        46.4     $        52.8
                                                                ==============    ==============    ==============    ==============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                     Six Months Ended June 30, 2006 and 2005
                       ($ in Millions, Except Share Data)

--------------------------------------------------------------------------------
                                    OVERVIEW
--------------------------------------------------------------------------------

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2.3% of consolidated revenues for the six months ended June 30, 2006 and 2.3% of consolidated assets as of June 30, 2006, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

--------------------------------------------------------------------------------
                                EXECUTIVE SUMMARY
--------------------------------------------------------------------------------

     Second quarter and first half 2006 earnings were constrained by the accelerated recognition of stock option expenses of $4.1 ($2.6 after tax or one cent per diluted share). The additional charge stems from second quarter option grants to employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. Under the recently issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", the values attributed to such options must be expensed immediately.

     On the other hand, second quarter and first half 2005 earnings were enhanced by the posting of a non-recurring recovery of income taxes and related accumulated interest of $57.9 ($45.9 net of tax, or 20 cents per diluted share). The recovery stemmed from a favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990.

Consolidated Results

     The major components of Old Republic's consolidated operating revenues and income were as follows for the periods being reported upon:

                                                          Quarters Ended June 30,                    Six Months Ended June 30,
                                                 ----------------------------------------    ---------------------------------------
                                                    2006           2005         Change          2006           2005         Change
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Operating revenues:
   General insurance.........................    $     531.5    $     513.2        3.6%      $   1,048.4    $    995.8        5.3%
   Mortgage guaranty.........................          131.0          130.3         .6             262.3         257.3        1.9
   Title insurance...........................          253.8          268.2       -5.3             514.2         506.6        1.5
   Corporate and other.......................           24.2           20.3                         51.0          44.5
                                                 -----------    -----------   -----------    -----------    ----------    ----------
      Total..................................    $     940.7    $     932.1         .9%      $   1,876.1    $  1,804.4        4.0%
                                                 ===========    ===========   ===========    ===========    ==========    ==========
 Pretax operating income (loss):
   General insurance.........................    $     105.2    $      86.4       21.7%      $     202.3    $    171.3       18.1%
   Mortgage guaranty.........................           63.7           67.9       -6.1             123.8         132.5       -6.6
   Title insurance...........................           12.1           22.8      -46.8              19.7          35.6      -44.5
   Corporate and other.......................           (2.9)          (2.6)                        (3.3)         (4.3)
                                                 -----------    -----------   -----------    -----------    ----------    ----------
      Sub total..............................          178.2          174.6        2.0             342.6         335.2        2.2
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Realized investment gains (losses):
   From sales................................            8.1           12.9                         15.7          26.0
   From impairments..........................            -              (.1)                         -            (5.2)
                                                 -----------    -----------                  -----------    ----------
      Net realized investment gains..........            8.1           12.8                         15.7          20.8
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Consolidated pretax income..................          186.4          187.5        -.6             358.3         356.0         .7
      Income taxes...........................           59.7           15.2      293.1             114.3          69.4       64.6
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Net income..................................    $     126.6    $     172.3      -26.5%      $     244.0    $    286.6      -14.8%
                                                 ===========    ===========   ===========    ===========    ==========    ==========
 Consolidated underwriting ratio:
      Benefits and claims ratio..............          44.1%          43.6%                        43.7%         43.7%
      Expense ratio..........................          43.8           44.0                         45.1          44.3
                                                 -----------    -----------                  -----------    ----------
           Composite ratio...................          87.9%          87.6%                        88.8%         88.0%
                                                 ===========    ===========                  ===========    ==========
 Components of diluted
  net income per share:
   Net operating income:
     Before non-recurring tax benefit........    $      0.52    $      0.51        2.0%      $      1.01    $     0.98        3.1%
     2005 non-recurring tax benefit..........           -              0.20                         -             0.20
                                                 -----------    -----------   -----------    -----------    ----------    ----------
     Total...................................           0.52           0.71      -26.8              1.01          1.18      -14.4
   Net realized investment gains.............           0.02           0.03                         0.04          0.06
                                                 -----------    -----------   -----------    -----------    ----------    ----------
   Net income................................    $      0.54    $      0.74      -27.0%      $      1.05    $     1.24      -15.3%
                                                 ===========    ===========   ===========    ===========    ==========    ==========

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

General Insurance Results

     The General Insurance Group's operating performance continued at high levels for the latest quarter and year-to-date periods. Key indicators of that performance follow:

                                                         Quarters Ended June 30,                   Six Months Ended June 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums earned........................     $    473.0    $     461.3          2.5%    $     933.0    $    892.4           4.5%
 Net investment income......................           53.7           47.8         12.3           106.6          95.7          11.5
 Pretax operating income....................     $    105.2    $      86.4         21.7%    $     202.3    $    171.3          18.1%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................          65.6%          67.5%                        65.0%         67.2%
 Expense ratio..............................          23.4           24.0                         24.6          24.2
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................          89.0%          91.5%                        89.6%         91.4%
                                                 ==========    ===========                  ===========    ==========

     Earned premium growth of 2.5 percent in this year's second quarter fell short of expectations. For the first half of the year, net premiums earned grew by 4.5 percent. For the first six months of 2006, the Company experienced double digit premium growth among its trucking, and home and extended warranty coverages while nearly all other lines reflected few or no increases. General insurance underwriting margins, however, remained at highly satisfactory levels due to the relative stability of overall claim and productions costs. Net investment income climbed at low double digit rates, benefiting from the combination of a greater invested asset base and rising yields on fixed maturity securities.

Mortgage Guaranty Results

     Old   Republic's   Mortgage   Guaranty   Group  posted   moderately   lower
year-over-year pretax operating earnings in the second quarter and first half of 2006. Key indicators of this segment's performance follow:

                                                         Quarters Ended June 30,                    Six Months Ended June 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums earned........................     $    110.2    $     108.5          1.5%    $     219.2    $    213.9           2.5%
 Net investment income......................           17.6           17.4          1.2            36.8          35.0           5.2
 Pretax operating income....................     $     63.7    $      67.9         -6.1%    $     123.8    $    132.5          -6.6%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................          35.6%          31.5%                        37.2%         31.9%
 Expense ratio..............................          22.6           22.0                         23.1          22.5
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................          58.2%          53.5%                        60.3%         54.4%
                                                 ==========    ===========                  ===========    ==========

     Mortgage Guaranty premium revenue trends for this year's first half reflected the combination of slightly improved business persistency, lower overall mortgage originations, and a sharp decline in bulk insurance production. The higher composite underwriting ratio for 2006 periods was largely driven by higher claim costs. The rise in claim costs stemmed primarily from higher paid claims as well as expectations of greater claim frequency for the traditional primary business. Lower underwriting profit margins evidenced by this year's higher composite ratio were partially offset by a slight increase in net investment income.

Title Insurance Results

     Old Republic's Title Insurance segment registered significant drops in profitability for the 2006 periods reported upon. Key indicators of that performance follow:

                                                          Quarters Ended June 30,                    Six Months Ended June 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums and fees earned...............     $    247.2    $     261.7         -5.5%    $     500.7    $    493.4           1.5%
 Net investment income......................            6.5            6.4          1.7            13.3          12.7           4.2
 Pretax operating income....................     $     12.1    $      22.8        -46.8%    $      19.7    $     35.6         -44.5%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................           5.9%           5.9%                         6.0%          5.9%
 Expense ratio..............................          91.7           87.7                         92.6          89.4
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................          97.6%          93.6%                        98.6%         95.3%
                                                 ==========    ===========                  ===========    ==========

     Title premium and fee revenues dropped by 5.5 percent in this year's second quarter but rose by 1.5 percent in the first half. For both 2006 periods, profit margins in underwriting/service operations deteriorated significantly. Substantially all of the margin compression occurred in the segment's direct operations, most of which are concentrated in the Western United States.
Revenues in that region dropped by 26.6 percent in this year's second quarter and 25.1 percent in the first half. The resulting production levels in that region have been much lower than necessary to support the related operating expense structure. As a consequence of the relatively greater expense load, the segment posted a much higher composite underwriting ratio in this year's second quarter and first half. Slight net investment income growth in this segment was insufficient to offset the substantial reduction in underwriting/service profitability in 2006 to date.

Corporate and Other Operations

     Old Republic's small life and health business, and the net corporate service costs of the parent holding company and internal services subsidiaries produced combined pretax losses of $2.9 and $3.3 in the second quarter and first six months of 2006, respectively. Life and health pretax income was affected adversely by greater life insurance claim costs in both periods of 2006. Overall net corporate expenses, however, were moderately lower year-over-year.

Cash, Invested Assets and Shareholders' Equity

     The following table shows the changes in consolidated cash and invested assets as well as shareholders' equity, as of the dates shown:

                                                                                                                    % Change
                                                                                                            ------------------------
                                                                     June         December        June       June `06/     June `06/
                                                                     2006           2005          2005        Dec `05      June `05
                                                                  ----------     ----------    ----------    ----------   ----------
 Cash and invested assets:
     Total: As reported, with securities at market..........      $  7,512.9     $  7,394.1    $  7,216.4         1.6%         4.1%
            With securities at cost.........................         7,574.6        7,317.3       7,006.8         3.5          8.1
     Per share: As reported, with securities at market......           32.66          32.21         31.56         1.4          3.5
                 With securities at cost....................           32.93          31.87         30.65         3.3          7.4
 Shareholders' equity:
     Total: As reported, with securities at market..........         4,130.6        4,024.0       4,068.9         2.6          1.5
            With securities at cost.........................         4,170.4        3,973.9       3,932.6         4.9          6.0
     Per share: As reported, with securities at market......           17.96          17.53         17.80         2.5           .9
                 With securities at cost....................      $    18.13     $    17.31    $    17.20         4.7%         5.4%
                                                                  ==========     ==========    ==========    ==========   ==========

     The investment portfolio reflects a current allocation of approximately 85 percent in fixed-maturity securities and 8 percent in equities. As in the past, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, private placements or mortgage loans. The latest periods' changes in shareholders' equity, as reported, reflects principally additions from earnings in excess of dividend payments, offset by a decline in the value of investment securities carried at market values.

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

                                                                                  June 30,        December 31,        June 30,
                                                                                    2006              2005              2005
                                                                               --------------    --------------    --------------
 Cash and invested assets:
     Previous classification............................................       $      7,981.4    $      7,939.9    $      7,762.2
     After reclassification.............................................              7,512.9           7,394.1           7,216.4
          Change........................................................               (468.4)           (545.7)           (545.7)
  Total other assets:
     Previous classification............................................              3,671.1           3,603.2           3,282.1
     After reclassification.............................................              4,139.6           4,149.0           3,827.9
          Change........................................................       $        468.4    $        545.7    $        545.7
                                                                               ==============    ==============    ==============

                                                                     Six Months Ended                       Years Ended
                                                                         June 30,                           December 31,
                                                             --------------------------------    --------------------------------
                                                                  2006              2005              2005              2004
                                                             --------------    --------------    --------------    --------------
  Cash flows from operating activities:
     Previous classification............................     $        248.2    $        371.2    $        880.0    $        828.3
     After reclassification.............................              325.5             324.7             833.6             775.5
          Change........................................               77.3             (46.4)            (46.4)            (52.8)
  Cash flows from investing activities:
     Previous classification............................             (195.0)           (324.6)           (589.9)           (734.1)
     After reclassification.............................             (272.3)           (278.1)           (543.5)           (681.3)
          Change........................................     $        (77.3)   $         46.4    $         46.4    $         52.8
                                                             ==============    ==============    ==============    ==============

--------------------------------------------------------------------------------
                          TECHNICAL MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. The impact of the adoption of FAS123R is discussed in note 2 of the notes to consolidated financial statements.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). A discussion regarding the provisions of FIN 48 is included in note 1 of the notes to consolidated financial statements.

                               FINANCIAL POSITION

     The Company's financial position at June 30, 2006 reflected increases in assets and common shareholders' equity of .9% and 2.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 64.5% and 64.1% of consolidated assets as of June 30, 2006 and December 31, 2005, respectively. Consolidated operating cash flow was positive at $325.5 in the first six months of 2006 compared to $324.7 in the same period of 2005. As of June 30, 2006, the invested asset base increased 1.8% to $7,357.3 principally as a result of positive operating cash flow offset by a decline in the fair value of fixed maturity and equity investments.

     During the first six months of 2006 and 2005, the Corporation committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2006 and 2005, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At June 30, 2006, the Company had $3.7 of fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2006. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,            December 31,
                                                                                                  2006                  2005
                                                                                            ------------------    ------------------
Aaa..................................................................................                 32.3%                 32.6%
Aa...................................................................................                 18.7                  18.4
A....................................................................................                 27.6                  27.9
Baa..................................................................................                 20.0                  20.2
                                                                                            ------------------    ------------------
         Total investment grade......................................................                 98.6                  99.1
All other (2)........................................................................                  1.4                    .9
                                                                                            ------------------    ------------------
         Total.......................................................................                100.0%                100.0%
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

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      June 30, 2006
                                                                                        ----------------------------------------
                                                                                                                     Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Retail..........................................................................        $            13.2       $            1.3
Finance.........................................................................                     17.5                    1.3
Service.........................................................................                     20.5                     .6
Consumer Durables...............................................................                     10.2                     .1
Other (includes 2 industry groups)..............................................                      9.0                    -
                                                                                        -----------------       ----------------
         Total..................................................................        $            70.6 (3)   $            3.5
                                                                                        =================       ================

(3) Represents 1.1% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     June 30, 2006
                                                                                        ----------------------------------------
                                                                                                                      Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Municipals......................................................................        $         1,525.2       $           44.3
Utilities.......................................................................                    507.7                   22.7
Consumer Non-durables...........................................................                    266.5                   10.1
Industrial......................................................................                    235.0                    8.4
Other (includes 17 industry groups) ............................................                  2,216.6                   83.0
                                                                                        -----------------       ----------------
         Total..................................................................        $         4,751.2 (4)   $          168.7
                                                                                        =================       ================

(4) Represents 74.5% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     June 30, 2006
                                                                                        ----------------------------------------
                                                                                                               Gross Unrealized
                                                                                              Cost                  Losses
                                                                                        -----------------      -----------------
Equity Securities by Industry Concentration:
Insurance.......................................................................        $            38.6      $             2.6
Health Care.....................................................................                     18.6                    1.3
Consumer Non-durables...........................................................                     15.7                    1.1
Banking.........................................................................                     18.5                     .8
Other (6 industry groups).......................................................                     30.3                    1.3
                                                                                        -----------------      -----------------
         Total..................................................................        $           121.8 (5)  $             7.4 (6)
                                                                                        =================      =================

(5)  Represents 22.8% of the total equity securities portfolio.
(6) Represents 1.4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 13.7% of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        June 30, 2006
                                                              ------------------------------------------------------------------
                                                                      Amortized Cost
                                                               of Fixed Maturity Securities          Gross Unrealized Losses
                                                              -------------------------------    -------------------------------
                                                                                    Non-                               Non-
                                                                                 Investment                         Investment
                                                                   All           Grade Only           All           Grade Only
                                                              --------------    -------------    --------------    -------------
Maturity Ranges:
     Due in one year or less............................      $        486.1    $         2.9    $          3.5    $         -
     Due after one year through five years..............             1,659.8             57.3              54.3              2.2
     Due after five years through ten years.............             2,665.2             10.3             114.2              1.3
     Due after ten years................................                10.7              -                  .2              -
                                                              --------------    -------------    --------------    -------------
         Total..........................................      $      4,821.9    $        70.6    $        172.2    $         3.5
                                                              ==============    =============    ==============    =============

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        June 30, 2006
                                                              ------------------------------------------------------------------
                                                                              Amount of Gross Unrealized Losses
                                                              ------------------------------------------------------------------
                                                                                                                    Total Gross
                                                                Less than         20% to 50%       More than        Unrealized
                                                               20% of Cost         of Cost        50% of Cost          Loss
                                                              -------------     -------------    --------------    -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months..............................      $        37.1     $        -       $         -       $        37.1
         Seven to twelve months.........................               81.3              -                 -                81.3
         More than twelve months........................               53.7              -                 -                53.7
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $       172.2     $        -       $         -       $       172.2
                                                              =============     =============    ==============    =============
Equity Securities:
         One to six months..............................      $         7.4     $        -       $         -       $         7.4
         Seven to twelve months.........................               -                 -                 -                -
         More than twelve months........................               -                 -                 -                -
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $         7.4     $        -       $         -       $         7.4
                                                              =============     =============    ==============    =============

Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months..............................               460               -                 -                 460
         Seven to twelve months.........................               482               -                 -                 482
         More than twelve months........................               307               -                 -                 307
                                                              -------------    --------------    --------------    --------------
                  Total.................................             1,249               -                 -               1,249 (7)
                                                              =============    ==============    ==============    ==============
Equity Securities:
         One to six months..............................                24               -                 -                  24
         Seven to twelve months.........................                -                -                 -                 -
         More than twelve months........................                -                  1               -                   1
                                                              -------------    --------------    --------------    --------------
                  Total.................................                24                 1               -                  25 (7)
                                                              =============    ==============    ==============    ==============

(7) At June 30, 2006 the number of issues in an unrealized loss position represent 70.1% as to fixed maturities, and 30.5% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (June 30, 2006 in the previous table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            June 30,               December 31,
                                                                                              2006                     2005
                                                                                       ------------------       -----------------
Maturity Ranges:
     Due in one year or less.....................................................                12.1%                   10.9%
     Due after one year through five years.......................................                42.9                    41.5
     Due after five years through ten years......................................                44.8                    46.9
     Due after ten years through fifteen years...................................                  .2                      .7
     Due after fifteen years.....................................................                  -                       -
                                                                                       ------------------       -----------------
         Total...................................................................               100.0%                  100.0%
                                                                                       ==================       =================

Average Maturity.................................................................              4.5 Years               4.7 Years
                                                                                       ==================       =================
Duration (8).....................................................................              3.9                     4.0
                                                                                       ==================       =================

(8) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of June 30, 2006 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.9%.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            June 30,               December 31,
                                                                                              2006                    2005
                                                                                       ------------------       -----------------
   Fixed Maturity Securities:
        Amortized cost............................................................     $          6,376.2       $         6,323.7
        Estimated fair value......................................................                6,238.7                 6,331.6
                                                                                       ------------------       -----------------
        Gross unrealized gains....................................................                   34.8                    79.5
        Gross unrealized losses...................................................                 (172.2)                  (71.5)
                                                                                       ------------------       -----------------
            Net unrealized gains (losses).........................................     $           (137.4)      $             7.9
                                                                                       ==================       =================

   Equity Securities:
        Cost......................................................................     $            533.4       $           500.9
        Estimated fair value......................................................                  599.3                   552.4
                                                                                       ------------------       -----------------
        Gross unrealized gains....................................................                   73.3                    55.1
        Gross unrealized losses...................................................                   (7.4)                   (3.6)
                                                                                       ------------------       -----------------
            Net unrealized gains..................................................     $             65.8       $            51.5
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

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $474.4 in dividends from its subsidiaries in 2006 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs. $18.8 of commercial paper was outstanding at June 30, 2006.

     Old Republic's total capitalization of $4,272.7 at June 30, 2006 consisted of debt of $142.1 and common shareholders' equity of $4,130.6. Changes in the common shareholders' equity account reflect primarily the retention of earnings in excess of dividend requirements as well as changes in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Corporation does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Corporation's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Corporation's consolidated business. At its February, 2006 meeting, the Board of Directors approved a new quarterly cash dividend rate of 15 cents per share effective in the second quarter of 2006, up from 14 cents per share, subject to the usual quarterly authorizations.

     At its May, 2006 meeting, the Company's Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through June 30, 2006 pursuant to this authorization. In December 2005, the Company cancelled 3.5 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company.

                              RESULTS OF OPERATIONS

Revenues:  Premiums & Fees

     Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

     Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company's mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 32% of 2006 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                      % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title          Other        Total         period
                                               ----------    ----------    ----------    ----------    ---------    ------------
   Years Ended December 31:
        2003..............................     $  1,379.5    $    400.9    $  1,103.8    $     51.6    $ 2,936.0        21.1%
        2004..............................        1,623.0         403.2       1,025.2          64.6      3,116.1         6.1
        2005..............................        1,805.2         429.5       1,081.8          70.3      3,386.9         8.7
   Six Months Ended June 30:
        2005..............................          892.4         213.9         493.4          36.6      1,636.5         8.6
        2006..............................          933.0         219.2         500.7          39.2      1,692.2         3.4
   Quarters Ended June 30:
        2005..............................          461.3         108.5         261.7          16.0        847.6         8.6
        2006..............................     $    473.0    $    110.2    $    247.2    $     17.8    $   848.4          .1%
                                               ==========    ==========    ==========    ==========    =========    ============

     Earned premiums in the General Insurance Group grew by 2.5% and 4.5% in the second quarter and first six months of 2006, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium revenue trends for the first six months of 2006 reflect slightly improved business persistency, lower overall mortgage originations, and a sharp decline in bulk insurance production. Title Group premium and fee revenues decreased 5.5% in the second quarter of 2006, but grew by 1.5% in the first six months of 2006 due to reduced real estate transaction volume substantially occurring in the segment's direct operations, most of which are concentrated in the Western United States.

     The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

                                                                                  Type of Coverage
                                                 -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)        Comp.       Indemnity       Property      Liability      Other
                                                 -----------    -----------    ----------     ----------    ----------    ---------
Years Ended December 31:
    2003.................................            39.5%          20.0%         11.7%          12.2%           5.3%        11.3%
    2004.................................            37.9           21.8          11.8           11.3            5.8         11.4
    2005.................................            39.2           21.9          10.3           11.1            5.4         12.1
Six Months Ended June 30:
    2005.................................            38.8           21.3          11.6           10.9            5.5         11.9
    2006.................................            39.8           21.0          10.8           10.7            5.8         11.9
Quarters Ended June 30:
    2005.................................            38.9           20.3          12.2           10.8            5.1         12.7
    2006.................................            39.9%          19.6%         10.5%          10.6%           6.8%        12.6%
                                                 ============   ===========    ==========     ==========    ===========   =========

     The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                                           New Insurance Written
                                                                       -------------------------------------------------------------
                                                                        Traditional
                                                                          Primary           Bulk            Other           Total
                                                                       -------------    ------------    ------------    ------------
 Years Ended December 31:
    2003........................................................       $    37,255.8    $    6,806.6    $    5,802.8    $   49,865.2
    2004........................................................            24,749.4         4,487.8         7,324.7        36,562.0
    2005........................................................            20,554.5         9,944.3           498.2        30,997.1
Six Months Ended June 30:
    2005........................................................            10,032.4         5,764.8            43.4        15,840.7
    2006........................................................             8,353.1         4,238.8           140.7        12,732.8
Quarters Ended June 30:
    2005........................................................             5,326.8         2,465.2             3.5         7,795.7
    2006........................................................       $     4,460.6    $      981.9    $       89.4    $    5,532.0
                                                                       =============    ============    ============    ============

                                                                                             Net Risk In Force
                                                                       -------------------------------------------------------------
                                                                        Traditional
                                                                          Primary           Bulk            Other           Total
                                                                       -------------    ------------    ------------    ------------
 As of December 31:
    2003........................................................       $    15,329.5    $      802.2    $      493.4    $   16,625.1
    2004........................................................            15,452.2           834.8           580.9        16,868.0
    2005........................................................            14,711.2         1,758.8           586.1        17,056.2
As of June 30:
    2005........................................................            15,126.5         1,203.9           576.2        16,906.7
    2006........................................................       $    14,502.0    $    1,891.8    $      587.8    $   16,981.7
                                                                       =============    ============    ============    ============

Analysis of Traditional Primary Risk in Force:
                                                                                                      FICO            Unscored/
   By Fair Isaac & Company ("FICO") Scores:                        FICO less         FICO 620        greater          Unavail-
                                                                    than 620          to 680         than 680           able
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2003................................................            8.5%            29.2%           48.8%            13.5%
       2004................................................            8.6             31.1            51.4              8.9
       2005................................................            8.3             31.8            53.1              6.8
   As of June 30:
       2005................................................            8.5             31.6            52.4              7.5
       2006................................................            8.3%            32.6%           54.2%             4.9%
                                                                  ============     ============    ============     ============

                                                                                                                        LTV
   By Loan to Value ("LTV") Ratio:                                  LTV less            LTV             LTV            Greater
                                                                     than 85         85 to 90        90 to 95          than 95
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2003................................................            6.4%            37.3%           43.8%            12.5%
       2004................................................            5.7             36.8            42.0             15.5
       2005................................................            5.4             37.7            39.1             17.8
   As of June 30:
       2005................................................            5.5             37.0            40.6             16.9
       2006................................................            5.2%            37.7%           37.7%            19.4%
                                                                  ============     ============    ============     ============

   By Type of Loan Documentation:                                                               Full                Reduced
                                                                                            Documentation        Documentation
                                                                                          -----------------    -----------------
    As of December 31:
       2003........................................................................                94.4%                 5.6%
       2004........................................................................                93.2                  6.8
       2005........................................................................                90.6                  9.4
   As of June 30:
       2005........................................................................                92.0                  8.0
       2006........................................................................                90.2%                 9.8%
                                                                                          =================    =================

Premium and Persistency Trends
                                                                          Earned Premiums                   Persistency
                                                                   ----------------------------    -----------------------------
                                                                                                    Traditional
                                                                      Direct            Net           Primary          Bulk (1)
                                                                   ------------    ------------    ------------     ------------
   Years Ended December 31:
       2003..................................................      $     467.3     $     400.9         46.0%            31.8%
       2004..................................................            483.6           403.2         64.5             55.7
       2005..................................................            508.0           429.5         65.5             59.5
   Six Months Ended June 30:
       2005..................................................            252.7           213.9         66.6             55.0
       2006..................................................            258.8           219.2         68.1%            69.1%
                                                                                                   ============     ============
   Quarters Ended June 30:
       2005..................................................            128.1           108.5
       2006..................................................      $     129.8     $     110.2
                                                                   ============    ============

----------------------
(1) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

                                                                                                                   Independent
                                                                                                   Direct         Title Agents &
                                                                                                 Operations           Other
                                                                                               --------------    ---------------
Years Ended December 31:
    2003................................................................................             40.0%              60.0%
    2004................................................................................             38.1               61.9
    2005................................................................................             37.1               62.9
Six Months Ended June 30:
    2005................................................................................             39.2               60.8
    2006................................................................................             32.2               67.8
Quarters Ended June 30:
    2005................................................................................             39.9               60.1
    2006................................................................................             34.7%              65.3%
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

                                                     Invested Assets at Cost                             Market       Invested
                              ---------------------------------------------------------------------      Value        Assets at
                                                                          Corporate                     Adjust-        Market
                                General       Mortgage       Title        and Other        Total          ment         Value
                              -----------    ----------    ----------    -----------    -----------    ---------    ------------
As of December 31:
     2003.................    $   3,798.2    $  1,381.4    $    556.9    $     177.1    $   5,913.6    $   360.3    $    6,273.8
     2004.................        4,217.8       1,501.9         595.2          295.0        6,610.1        262.2         6,872.2
     2005.................        4,694.8       1,515.4         616.8          326.4        7,153.5         76.6         7,230.2
As of June 30:
     2005.................        4,409.2       1,440.9         566.1          445.0        6,861.3        209.6         7,070.9
     2006.................    $   4,869.1    $  1,515.4    $    594.2    $     440.1    $   7,418.9    $   (61.6)   $    7,357.3
                              ===========    ==========    ==========    ===========    ===========    =========    ============

                                                      Net Investment Income                                      Yield at
                              ---------------------------------------------------------------------     ------------------------
                                                                          Corporate
                                General      Mortgage       Title         and Other        Total           Cost          Market
                              ----------    ----------    ----------    ------------    -----------     ----------     ---------
Years Ended
   December 31:
     2003.................    $    175.0    $     65.7    $     23.5    $       14.9    $     279.2         4.9%          4.6%
     2004.................         183.4          67.7          25.5            14.0          290.8         4.6           4.4
     2005.................         197.0          70.1          26.0            16.9          310.1         4.5           4.4
Six Months Ended
   June 30:
     2005.................          95.7          35.0          12.7             7.6          151.2         4.5           4.3
     2006.................         106.6          36.8          13.3             8.4          165.3         4.5           4.5
Quarters Ended
   June 30:
     2005.................          47.8          17.4           6.4             4.1           75.8         4.5           4.4
     2006.................    $     53.7    $     17.6    $      6.5    $        4.6    $      82.6         4.5%          4.5%
                              ==========    ==========    ==========    ============    ===========     ==========     =========

     Consolidated net investment income grew by 8.9% and 9.3% for the second quarter and first six months of 2006, respectively, when compared to the same 2005 periods. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2006 and 2005, 83.8% and 73.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business.

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

                                     Realized Gains (Losses)
                                       on Disposition of:                         Impairment Losses on:
                            ----------------------------------------    -----------------------------------------
                                              Equity                                       Equity
                                            securities                                   securities
                              Fixed        and miscell-                   Fixed         and miscell-                      Net
                             maturity         aneous                     maturity          aneous                      realized
                            securities     investments       Total      securities      investments       Total          gains
                            ----------     ------------    ---------    -----------    -------------     --------     ----------
Years Ended
   December 31:
    2003...............     $     4.6      $      31.1     $   35.7     $      -        $     (16.4)     $ (16.4)     $     19.3
    2004...............           4.6             48.5         53.2            -               (5.2)        (5.2)           47.9
    2005...............           4.5             69.6         74.1           (2.7)            (6.5)        (9.2)           64.9
Six Months Ended
   June 30:
    2005...............           3.0             23.0         26.0            -               (5.2)        (5.2)           20.8
    2006...............           1.6             14.0         15.7            -                -            -              15.7
Quarters Ended
   June 30:
    2005...............           2.7             10.2         12.9            -                (.1)         (.1)           12.8
    2006...............     $      .4      $       7.7     $    8.1     $      -       $        -        $   -        $      8.1
                            ==========     ============    =========    ===========    =============     ========     ==========

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

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At June 30, 2006, such reserves accounted for 89.3% and 83.0% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2005 accounted for 89.1% and 82.5% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                               June 30, 2006                December 31, 2005
                                                                        --------------------------     --------------------------
                                                                           Gross           Net            Gross           Net
                                                                        ----------     -----------     -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)............................     $    943.1     $     756.7     $     878.4    $     692.9
Workers' compensation..............................................        1,853.9           965.0         1,775.0          915.1
General liability..................................................        1,037.1           437.2           991.3          418.1
Other coverages....................................................          601.3           387.4           597.5          387.8
Unallocated loss adjustment expense reserves.......................          147.2            93.6           159.2           92.9
                                                                        ----------     -----------     -----------    -----------
      Total general insurance reserves                                     4,582.8         2,640.1         4,401.7        2,507.0

Mortgage guaranty..................................................          219.3           218.5           214.7          213.7
Title..............................................................          273.0           273.0           268.8          268.8
Life and health....................................................           30.0            21.9            26.5           19.9
Unallocated loss adjustment expense reserves -
   other coverages.................................................           28.7            28.7            28.0           28.0
                                                                        ----------     -----------     -----------    -----------
      Total claim and loss adjustment expense reserves.............     $  5,134.1     $   3,182.5     $   4,939.8    $   3,037.6
                                                                        ==========     ===========     ===========    ===========
Asbestosis and environmental claim reserves included
  in the above general insurance reserves:
       Amount......................................................     $    169.8     $     132.6     $     170.7    $     132.2
                                                                        ==========     ===========     ===========    ===========
       % of total general insurance reserves.......................           3.7%            5.0%            3.9%           5.3%
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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 6.8 years (gross) and 10.0 years (net of reinsurance) as of June 30, 2006 and 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 3.3% of General Insurance Group net incurred losses for the five years ended December 31, 2005.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of June 30, 2006 and December 31, 2005, the
Company's general insurance segment carried reserves of $934.1 and $873.6, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10% for a deficiency of $93.4, or 3.5% of the Company's net general insurance reserves as of June 30, 2006 and $87.3, or 3.5% as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. One year developments of general insurance reserves posted as of each of the 1995 through 2004 year ends have reflected uniformly positive results. Cumulative developments ranging from 10 years to one year for the same year ends have produced both redundancies and (deficiencies) that have ranged between 7.2% and (5.8%) and have averaged .6%.

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

     The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

                                                                  General          Mortgage           Title        Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2003.............................................               67.6%            22.7%            5.8%             37.9%
     2004.............................................               65.9             35.5             5.8              42.0
     2005.............................................               66.9             37.2             6.0              43.3
Six Months Ended June 30:
     2005.............................................               67.2             31.9             5.9              43.7
     2006.............................................               65.0             37.2             6.0              43.7
Quarters Ended June 30:
     2005.............................................               67.5             31.5             5.9              43.6
     2006.............................................               65.6%            35.6%            5.9%             44.1%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratio reflects reasonably consistent trends for all reporting periods. This major cost factor reflects largely pricing and risk selection improvements that have been applied, together with elements of reduced loss severity and frequency. The mortgage guaranty claim ratios reflect higher paid losses, as well as expectations of greater claim frequency for traditional primary business. The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

     The percentage of net claims, benefits and related settlement expenses measured against premiums earned by General Insurance Group major coverage were as follows:

                                                                                  Type of Coverage
                                                 -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)        Comp.       Indemnity       Property      Liability      Other
                                                 -----------    -----------    ----------     ----------    ----------    ---------
Years Ended December 31:
    2003...............................              70.4%          81.2%         51.0%          59.1%         89.5%        52.2%
    2004...............................              66.5           72.4          47.6           56.2         108.6         59.3
    2005...............................              67.2           78.9          48.9           52.1          97.4         58.6
Six Months Ended June 30:
    2005...............................              69.8           72.6          56.7           53.3         102.4         55.7
    2006...............................              74.0           76.0          45.1           52.5          51.5         52.2
Quarters Ended June 30:
    2005...............................              69.0           74.5          60.8           53.1         106.5         51.0
    2006...............................              75.9%          78.8%         46.2%          53.3%         36.3%        51.1%
                                                 ===========    ==========     ==========     ==========    ==========   ==========

     Average Mortgage Guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

                                                      Average Paid Claim Amount (1)                 Delinquency Ratio
                                                   -----------------------------------    -------------------------------------
                                                     Traditional                             Traditional
                                                       Primary             Bulk (2)            Primary              Bulk (2)
                                                   ---------------     ---------------    -----------------     ---------------
Years Ended December 31:
    2003....................................       $       22,339      $       29,293              3.95%               4.76%
    2004....................................               23,920              19,885              4.11                4.59
    2005....................................               24,255              20,639              4.67                3.67
Six Months Ended June 30:
    2005....................................               24,056              22,340              3.82                3.25
    2006....................................               25,550              18,873              4.08%               3.24%
                                                                                          =================     ===============
Quarters Ended June 30:
    2005....................................               23,711              24,103
    2006....................................       $       24,940      $       20,234
                                                   ===============     ===============

    (1) Amounts are in whole dollars.
    (2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

                                              Traditional Primary Delinquency Ratios for Top Ten States (3):
                            ---------------------------------------------------------------------------------------------------
                              FL        TX        GA         IL        NC        CA        OH         PA        MN        SC
                            ------    ------    -------    ------    ------    -------   -------    ------    ------    -------
As of December 31:
    2003...............      3.5%      4.6%       4.9%      4.0%      4.7%       2.8%      6.9%      3.8%      2.5%       4.9%
    2004...............      3.2       5.0        5.6       3.8       4.9        2.1       7.6       4.4       3.5        5.0
    2005...............      3.1       5.7        5.9       4.2       4.9        1.8       8.3       4.7       4.0        5.4
As of June 30:
    2005...............      2.4       4.6        5.4       3.8       4.5        1.6       7.4       4.1       3.5        4.6
    2006...............      2.2%      4.4%       5.5%      4.1%      4.3%       2.0%      7.5%      4.3%      4.6%       4.5%
                            ======    ======    =======    ======    ======    =======   =======    ======    ======    =======

     (3) As determined by risk in force. These 10 states represent approximately 50% of total risk in force as of June 30, 2006.

Expenses: Underwriting, Acquisition and Other Expenses

     The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2003.............................................              26.2%            24.8%           84.6%             48.5%
     2004.............................................              24.8             25.6            90.5              47.3
     2005.............................................              24.6             22.4            88.2              45.2
Six Months Ended June 30:
     2005.............................................              24.2             22.5            89.4              44.3
     2006.............................................              24.6             23.1            92.6              45.1
Quarters Ended June 30:
     2005.............................................              24.0             22.0            87.7              44.0
     2006.............................................              23.4%            22.6%           91.7%             43.8%
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

     The slight increases in the 2006 Mortgage Guaranty Group ratios reflects higher stock option compensation expenses.

     The increase in the Title Insurance Group's second quarter and first six months 2006 expense ratios results from decreased revenues from direct operations, most of which are concentrated in the Western United States, to a level lower than necessary to support the related operating expense structure.

Expenses: Total

     The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2003..............................................             93.8%            47.5%           90.4%             86.4%
     2004..............................................             90.7             61.1            96.3              89.3
     2005..............................................             91.5             59.6            94.2              88.5
Six Months Ended June 30:
     2005..............................................             91.4             54.4            95.3              88.0
     2006..............................................             89.6             60.3            98.6              88.8
Quarters Ended June 30:
     2005..............................................             91.5             53.5            93.6              87.6
     2006..............................................             89.0%            58.2%           97.6%             87.9%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 32.1% and 31.9% in the second quarters and first six months of 2006, respectively, and 8.1% and 19.5% for similar periods of 2005, respectively. The 2005 effective tax rates were reduced and net earnings were enhanced by tax and related interest recoveries of $45.9, or 20 cents per share, in the second quarter 2005 for the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained consistent with those of the corresponding current periods. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

     Some of the statements made in this report, as well as oral statements or commentaries made by the Company's management in conference calls following earnings releases, can constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences involve assumptions, uncertainties, and risks that may affect the Company's future performance. With regard to Old Republic's General insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage guaranty results, in particular, also may be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company's widespread operations.

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

                     OLD REPUBLIC INTERNATIONAL CORPORATION

--------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments as a result of changes in interest rates, equity prices, foreign exchange rates and commodity prices. Old Republic's primary market risks consist of interest rate risk associated with investments in fixed maturities and equity price risk associated with investments in equity securities. The Company has no material foreign exchange or commodity risk.

     Old Republic's market risk exposures at June 30, 2006, have not materially changed from those identified in the Company's 2005 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

     During the three month period ended June 30, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a)  The annual meeting of registrant's shareholders was held on May 26, 2006.

(b) Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)  At the meeting, the shareholders voted on the following matters:
     1. The election of four Class 1 directors. There were at least 128,235,365 affirmative votes for each director and no more than 83,467,701 votes withheld for any single director.

     2. The Old Republic International Corporation 2006 Incentive Compensation Plan. There were 131,969,466 shares voted for the plan, 60,662,583 shares voted against the plan, and 780,418 shares that voted to abstain. Broker non-votes totaled 18,290,598.

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




                                     Old Republic International Corporation
                                ------------------------------------------------
                                                 (Registrant)




Date:  August 8, 2006
     ------------------




                                ------------------------------------------------
                                               Karl W. Mueller
                                          Senior Vice President and
                                           Chief Financial Officer

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