Form 10-Q
period 2006-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2006-11-06
CIK 74260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended: September 30, 2006 or

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


Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:___ No:_X_



                                                        Shares Outstanding
            Class                                       September 30, 2006
-----------------------------                     ---------------------------
 Common Stock / $1 par value                                230,480,228













                        There are 36 pages in this report

                     OLD REPUBLIC INTERNATIONAL CORPORATION

                    Report on Form 10-Q / September 30, 2006

                                      INDEX
--------------------------------------------------------------------------------

                                                                       PAGE NO.
                                                                      ----------

PART I   FINANCIAL INFORMATION:

           CONSOLIDATED BALANCE SHEETS                                     3

           CONSOLIDATED STATEMENTS OF INCOME                               4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7 - 13

           MANAGEMENT ANALYSIS OF FINANCIAL POSITION
            AND RESULTS OF OPERATIONS                                   14 - 32

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      33

           CONTROLS AND PROCEDURES                                        33

PART II  OTHER INFORMATION:

           ITEM 1A - RISK FACTORS                                         34

           ITEM 6 - EXHIBITS                                              34

SIGNATURE                                                                 35

EXHIBIT INDEX                                                             36

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
                                                                                             September 30,           December 31,
                                                                                                 2006                   2005
                                                                                         --------------------    -------------------
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,203.2 and $6,323.7)............       $           6,178.5     $          6,331.6
Equity securities (at fair value)(cost: $534.8 and $500.9)........................                     630.5                  552.4
Short-term investments (at fair value which approximates cost)....................                     822.0                  275.3
Miscellaneous investments.........................................................                      49.5                   62.7
                                                                                         --------------------    -------------------
    Total.........................................................................                   7,680.7                7,222.2
Other investments.................................................................                       8.3                    8.0
                                                                                         --------------------    -------------------
    Total investments.............................................................                   7,689.0                7,230.2
                                                                                         --------------------    -------------------

Other Assets:
Cash..............................................................................                      57.0                   68.3
Securities and indebtedness of related parties....................................                      21.5                   16.4
Accrued investment income.........................................................                      93.2                   95.5
Federal income tax recoverable: current...........................................                       5.4                   -
Accounts and notes receivable.....................................................                     828.2                  803.4
Prepaid federal income taxes......................................................                     468.4                  545.7
Reinsurance balances and funds held...............................................                      83.3                   81.0
Reinsurance recoverable: Paid losses..............................................                      73.3                   59.4
                         Policy and claim reserves................................                   2,243.8                2,107.8
Deferred policy acquisition costs.................................................                     246.5                  240.0
Sundry assets.....................................................................                     302.4                  294.9
                                                                                         --------------------    -------------------
                                                                                                     4,424.1                4,312.9
                                                                                         --------------------    -------------------
    Total Assets..................................................................       $          12,113.1     $         11,543.2
                                                                                         ====================    ===================
------------------------------------------------------------------------------------------------------------------------------------

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses............................................       $           5,240.0     $          4,939.8
Unearned premiums.................................................................                   1,161.8                1,039.3
Other policyholders' benefits and funds...........................................                     187.3                  188.8
                                                                                         --------------------    -------------------
    Total policy liabilities and accruals.........................................                   6,589.1                6,167.9
Commissions, expenses, fees and taxes.............................................                     220.4                  227.2
Reinsurance balances and funds....................................................                     258.4                  307.0
Federal income tax payable: Current...............................................                      -                     129.3
                            Deferred..............................................                     459.8                  421.6
Debt..............................................................................                     144.0                  142.7
Sundry liabilities................................................................                     129.6                  123.1
Commitments and contingent liabilities............................................
                                                                                         --------------------    -------------------
    Total Liabilities.............................................................                   7,801.5                7,519.1
                                                                                         --------------------    -------------------

Preferred Stock:
Convertible preferred stock (1)...................................................                      -                      -
                                                                                         --------------------    -------------------

Common Shareholders' Equity:
Common stock (1)..................................................................                     230.4                  229.5
Additional paid-in capital........................................................                     309.9                  288.6
Retained earnings.................................................................                   3,703.9                3,444.9
Accumulated other comprehensive income ...........................................                      67.2                   60.8
                                                                                         --------------------    -------------------
    Total Common Shareholders' Equity.............................................                   4,311.6                4,024.0
                                                                                         --------------------    -------------------
    Total Liabilities, Preferred Stock, and Common Shareholders' Equity...........       $          12,113.1     $         11,543.2
                                                                                         ====================    ===================

(1)At September 30, 2006 and December 31, 2005, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 230,480,228 at September 30, 2006 and 229,575,404 at December 31, 2005 were issued and outstanding. At September 30, 2006 and December 31, 2005, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.



See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarters Ended                     Nine Months Ended
                                                                        September 30,                        September 30,
                                                              ---------------------------------    ---------------------------------
                                                                   2006               2005              2006               2005
                                                              ---------------    --------------    ---------------    --------------
  Revenues:
  Net premiums earned.....................................    $        806.0     $       772.1     $      2,372.1     $     2,251.0
  Title, escrow, and other fees...........................              63.2              91.6              189.3             249.3
                                                              ---------------    --------------    ---------------    --------------
      Total premiums and fees.............................             869.2             863.8            2,561.5           2,500.4
  Net investment income...................................              85.6              78.0              250.9             229.3
  Other income............................................               7.7               9.0               26.2              25.6
                                                              ---------------    --------------    ---------------    --------------
      Total operating revenues............................             962.6             951.0            2,838.8           2,755.4
  Realized investment gains...............................               2.2               3.7               17.9              24.5
                                                              ---------------    --------------    ---------------    --------------
      Total revenues......................................             964.9             954.7            2,856.7           2,779.9
                                                              ---------------    --------------    ---------------    --------------

  Benefits, Claims and Expenses:
  Benefits, claims, and settlement expenses...............             399.8             374.7            1,136.1           1,087.7
  Dividends to policyholders..............................               2.0               1.3                5.2               4.1
  Underwriting, acquisition, and other expenses...........             391.3             396.4            1,180.0           1,144.9
  Interest and other charges..............................               2.4               2.4                7.7               7.1
                                                              ---------------    --------------    ---------------    --------------
      Total expenses......................................             795.7             774.8            2,329.2           2,244.0
                                                              ---------------    --------------    ---------------    --------------
  Income before income taxes .............................             169.1             179.8              527.4             535.9
                                                              ---------------    --------------    ---------------    --------------

  Income Taxes:
  Current.................................................              41.1              45.5              129.0              87.9
  Deferred................................................              11.8              12.6               38.2              39.6
                                                              ---------------    --------------    ---------------    --------------
      Total...............................................              52.9              58.1              167.2             127.6
                                                              ---------------    --------------    ---------------    --------------
  Net Income..............................................    $        116.1     $       121.6     $        360.2     $       408.2
                                                              ===============    ==============    ===============    ==============

  Net Income Per Share:
      Basic...............................................    $          .50     $         .53     $         1.56     $        1.78
                                                              ===============    ==============    ===============    ==============
      Diluted.............................................    $          .50     $         .52     $         1.55     $        1.76
                                                              ===============    ==============    ===============    ==============

      Average shares outstanding: Basic...................       230,470,356       229,021,348        230,456,409       229,003,361
                                                              ===============    ==============    ===============    ==============
                                  Diluted.................       232,517,359       232,037,923        232,551,819       231,619,549
                                                              ===============    ==============    ===============    ==============

  Dividends Per Common Share:
      Cash................................................    $         .150     $        .136     $         .440     $        .376
                                                              ===============    ==============    ===============    ==============


























See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                               ---------------------------------    --------------------------------
                                                                    2006               2005              2006              2005
                                                               --------------    ---------------    --------------    --------------
Net income as reported...................................      $       116.1     $        121.6     $       360.2     $       408.2
                                                               --------------    ---------------    --------------    --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment...............              -                    6.1               5.2               3.2
                                                               --------------    ---------------    --------------    --------------
   Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during period.....              142.3              (65.1)             19.7             (96.8)
     Less: elimination of pretax realized gains
         included in income as reported..................                2.2                3.7              17.9              24.5
                                                               --------------    ---------------    --------------    --------------
     Pretax unrealized gains (losses) on securities
         carried at market value.........................              140.1              (68.8)              1.7            (121.3)
     Deferred income taxes (credits).....................               49.0              (24.2)               .6             (42.4)
                                                               --------------    ---------------    --------------    --------------
     Net unrealized gains (losses) on securities.........               91.0              (44.5)              1.1             (78.9)
                                                               --------------    ---------------    --------------    --------------
   Net adjustments.......................................               91.1              (38.4)              6.3             (75.6)
                                                               --------------    ---------------    --------------    --------------

Comprehensive income.....................................      $       207.2     $         83.2     $       366.6     $       332.6
                                                               ==============    ===============    ==============    ==============











































See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                  ----------------------------------
                                                                                                       2006                2005
                                                                                                  --------------      --------------
Cash flows from operating activities:
  Net income...............................................................................       $       360.2       $       408.2
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Deferred policy acquisition costs......................................................                (5.5)               (3.9)
    Premiums and other receivables.........................................................               (24.7)              (92.8)
    Unpaid claims and related items........................................................               233.9               228.0
    Other policyholders' benefits and funds................................................                49.2                70.8
    Income taxes...........................................................................               (97.1)               36.2
    Prepaid federal income taxes...........................................................                77.3               (46.4)
    Reinsurance balances and funds.........................................................               (65.3)               34.1
    Realized investment gains..............................................................               (17.9)              (24.5)
    Accounts payable, accrued expenses and other...........................................                47.2                 (.4)
                                                                                                  --------------      --------------
  Total....................................................................................               557.1               609.3
                                                                                                  --------------      --------------

Cash flows from investing activities:
  Fixed maturity securities:
     Maturities and early calls............................................................               440.9               584.4
     Sales.................................................................................                68.3               175.4
  Sales of:
     Equity securities.....................................................................                18.6                70.1
     Other investments.....................................................................                20.6                 3.2
     Fixed assets for company use..........................................................                  .7                 5.3
     Investment in subsidiary..............................................................                 7.7                 -
  Cash and short-term investments of subsidiaries acquired.................................                  .2                 1.2
  Purchases of:
     Fixed maturity securities.............................................................              (406.9)           (1,204.0)
     Equity securities.....................................................................               (51.1)              (39.5)
     Other investments.....................................................................                (6.9)               (4.3)
     Fixed assets for company use..........................................................               (14.1)              (26.0)
     Investment in subsidiaries............................................................                (4.1)               (9.9)
  Cash and short-term investments of subsidiary sold.......................................                (5.5)                -
  Net decrease (increase) in short-term investments........................................              (546.0)              (97.8)
  Other-net................................................................................                (3.6)                1.8
                                                                                                  --------------      --------------
  Total....................................................................................              (481.3)             (540.1)
                                                                                                  --------------      --------------

Cash flows from financing activities:
  Issuance of debentures and notes.........................................................                 2.0                 1.0
  Issuance of common shares................................................................                11.8                10.9
  Redemption of debentures and notes.......................................................                 (.7)               (1.3)
  Dividends on common shares...............................................................              (101.2)              (85.9)
  Other-net................................................................................                 1.0                 4.0
                                                                                                  --------------      --------------
  Total....................................................................................               (87.0)              (71.1)
                                                                                                  --------------      --------------

Increase (decrease) in cash                                                                               (11.2)               (1.9)
  Cash, beginning of period................................................................                68.3                60.5
                                                                                                  --------------      --------------
  Cash, end of period......................................................................       $        57.0       $        58.6
                                                                                                  ==============      ==============

Supplemental cash flow information:
  Cash paid during the period for:    Interest ............................................       $         5.2       $         5.1
                                                                                                  ==============      ==============
                                      Income taxes.........................................       $       263.3       $        89.5
                                                                                                  ==============      ==============










See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                     OLD REPUBLIC INTERNATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                       ($ in Millions, Except Share Data)
--------------------------------------------------------------------------------

1. Accounting Policies and Basis of Presentation:

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") as described in the Company's latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results were recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

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

   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). Upon adoption, this standard requires an employer to recognize the funded status of its pension and other postretirement benefit plans in the statement of financial position. Changes in the funded status of the plans will be recognized in the period in which they occur as a component of comprehensive income, net of tax. This standard also requires an employer to measure the funded status of its plans as of the end of its fiscal year. FAS 158 becomes effective for the Company in the fourth quarter of 2006, except for the provisions regarding the required change in measurement date, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating this recently issued standard to determine the potential impact of its adoption on the consolidated financial statements.

2. Common Share Data:

   (a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

                                                                         Quarters Ended                     Nine Months Ended
                                                                          September 30,                       September 30,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2006              2005
                                                                --------------    --------------    --------------    --------------
     Numerator:
        Net Income ........................................     $       116.1     $       121.6     $       360.2     $       408.2
                                                                --------------    --------------    --------------    --------------

        Numerator for basic earnings per share -
          income available to common stockholders..........             116.1             121.6             360.2             408.2
                                                                --------------    --------------    --------------    --------------

        Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions........................     $       116.1     $       121.6     $       360.2     $       408.2
                                                                ==============    ==============    ==============    ==============

     Denominator:
        Denominator for basic earnings per share
           weighted-average shares (1) ....................       230,470,356       229,021,348       230,456,409       229,003,361

        Effect of dilutive securities - stock options......         2,047,003         3,016,575         2,095,410         2,616,188
                                                                --------------    --------------    --------------    --------------
        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions (1)..........................       232,517,359       232,037,923       232,551,819       231,619,549
                                                                ==============    ==============    ==============    ==============

     Earnings per share: Basic.............................     $         .50     $         .53     $        1.56     $        1.78
                                                                ==============    ==============    ==============    ==============
                         Diluted...........................     $         .50     $         .52     $        1.55     $        1.76
                                                                ==============    ==============    ==============    ==============

   (1) Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through September 30, 2006.

   (b) Stock Options Compensation - The Company has had stock option plans in effect for certain eligible key employees since 1992. The plan adopted in 1992 was replaced at its expiration by a plan approved by the shareholders in 2002, and the 2002 plan was replaced by the 2006 Incentive Compensation Plan approved by the shareholders in May 2006. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company's outstanding common stock at the end of the month immediately preceding an option grant. Under the current plan, like its predecessors, the exercise price of stock options is equal to the market price of the Company's common stock at the date of the grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

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

   Effective April 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123" on a prospective basis. Under FAS 148, stock-based compensation expense was recognized for awards granted after the beginning of the fiscal year of adoption, as such awards became vested. Prior to April 1, 2003, the Company accounted for stock options under APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations as permitted by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" which permitted the inclusion of stock-based compensation as a pro forma disclosure in the financial statements.

   On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. FAS 123R also requires that compensation cost be recognized immediately for awards granted to the Company's retirement eligible employees after January 1, 2006. Earnings for the first nine months of 2006 include the accelerated recognition of stock option expenses of $3.9 ($2.5 net of tax), attributable to the 2006 option grants to employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated. The cumulative effect of the initial adoption of FAS 123R on the Company's financial statements and earnings per share information was immaterial.

   The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

                                                                        Quarters Ended                     Nine Months Ended
                                                                         September 30,                       September 30,
                                                               ---------------------------------    --------------------------------
                                                                    2006               2005              2006              2005
                                                               --------------    ---------------    --------------    --------------
     Stock based compensation expense...................       $         1.8     $          1.3     $         8.9     $         3.3
     Income tax benefit.................................       $          .6     $           .4     $         3.1     $         1.1
                                                               ==============    ===============    ==============    ==============

   The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FAS 123 to all options granted under the Company's stock option plans in the third quarter and first nine months of 2005.

                                                                                        Quarter Ended          Nine Months Ended
                                                                                      September 30, 2005       September 30, 2005
                                                                                  ------------------------- ------------------------
       Net income, as reported.................................................   $                  121.6  $                 408.2
          Add: Stock-based compensation expense included in
               reported income, net of related tax effects.....................                         .8                      2.1
          Deduct: Total stock-based employee compensation
                  expense determined under the fair value based
                  method for all awards, net of related tax effects............                        1.6                      7.0
                                                                                  ------------------------- ------------------------
          Pro forma basis......................................................   $                  120.9  $                 403.4
                                                                                  ========================= ========================
       Basic earnings per share:
          As reported..........................................................   $                    .53  $                  1.78
          Pro forma basis......................................................                        .53                     1.76
       Diluted earnings per share:
          As reported..........................................................                        .52                     1.76
          Pro forma basis......................................................   $                    .52  $                  1.74
                                                                                  ========================= ========================

   The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the third quarter and first nine months of 2006. Expected volatilities are based on the historical experience of Old Republic's common stock. The expected term of stock options represents the period of time that stock options granted are expected to be outstanding. Beginning in 2006, the Company uses historical data to estimate stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

                                                                  Quarters Ended                         Nine Months Ended
                                                                  September 30,                            September 30,
                                                       -------------------------------------    ------------------------------------
                                                          2006 (1)               2005                2006                2005
                                                       ----------------    -----------------    ----------------    ----------------
       Expected volatility......................                   -                   .26                 .25                 .26
       Expected dividends.......................                   - %                3.46%               3.35%               3.82%
       Expected term (in years).................                   -                    10                   7                  10
       Risk-free rate...........................                   - %                4.25%               4.81%               4.62%

   (1)No stock option awards were granted during the quarter ended September 30, 2006.

   A summary of stock option activity under the plan as of September 30, 2006 and changes during the nine month period then ended is presented below:

                                                                                                   Weighted
                                                                               Weighted             Average
                                                                               Average             Remaining           Aggregate
                                                          Number of            Exercise           Contractual          Intrinsic
                                                           Shares               Price                Term                Value
                                                       ----------------    -----------------    ----------------    ----------------
     Outstanding, January 1, 2006...............            12,266,170     $          15.76
        Granted.................................             2,506,800                22.01
        Exercised...............................               864,462                12.67
        Forfeited and canceled..................                62,338                18.39
                                                       ----------------
     Outstanding, September 30, 2006............            13,846,171     $          17.07           6.1 Years     $          70.3
                                                       ================    =================    ================    ================
     Exercisable, September 30, 2006............             7,623,461     $          14.73           4.5 Years     $          56.5
                                                       ================    =================    ================    ================

   The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 was $5.12 per share. No stock option awards were granted during the quarter ended September 30, 2006. As of September 30, 2006, there was $21.2 of total unrecognized compensation cost related to nonvested stock based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

   The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

                                                                                  Quarters Ended               Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                           ---------------------------    --------------------------
                                                                               2006            2005           2006          2005
                                                                           ------------    -----------    -----------   ------------
     Cash received from stock option exercise........................      $       5.2     $      5.1     $     10.9    $      10.1
     Intrinsic value of stock options exercised......................              4.1            2.6            7.4            5.3
     Actual tax benefit realized for tax deductions
          from stock options exercised...............................      $       1.4     $       .9     $      2.6    $       1.8
                                                                           ============    ===========    ===========   ============

3. Unrealized Appreciation/(Depreciation) of Investments:

   Cumulative net unrealized gains on investments included in a separate account in common shareholders' equity amounted to $51.2 at September 30, 2006. Unrealized appreciation of investments, before applicable deferred income taxes of $27.6, at September 30, 2006 included gross unrealized gains and (losses) of $165.8 and ($86.9), respectively.

   For the nine months ended September 30, 2006 and 2005, net unrealized appreciation (depreciation) of investments, net of deferred income tax credits, amounted to $1.1 and ($78.9), respectively.

4.  Pension Plans:

   The Company has three defined benefit pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

   The measurement dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan and September 30 for the Title Plan.

   The components of estimated net periodic pension cost for the plans consisted of the following:

                                                                                 Quarters Ended               Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                           --------------------------    ---------------------------
                                                                               2006           2005           2006            2005
                                                                           -----------    -----------    -----------     -----------
      Service cost...................................................      $      2.3     $      2.2     $      6.9      $      6.4
      Interest cost..................................................             3.2            3.0            9.6             9.2
      Expected return on plan assets.................................            (3.6)          (3.6)         (11.0)          (11.0)
      Recognized loss................................................              .8             .6            2.4             1.8
                                                                           -----------    -----------    -----------     -----------
      Net cost                                                             $      2.6     $      2.2     $      7.9      $      6.4
                                                                           ===========    ===========    ===========     ===========

   The companies made cash contributions of $6.4 and $6.8 to their pension plans in the third quarter and nine months ended September 30, 2006, respectively, and do not expect to make additional cash or non-cash contributions to their pension plans in the fourth quarter of 2006.

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

5. Information About Segments of Business:

   The Company conducts its operations through three major regulatory segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The Company includes the results of its small life & health insurance business with those of its corporate and minor service operations. Each of the Company's segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses as these are aggregated in consolidated totals. The contributions of Old Republic's insurance industry segments to consolidated totals are shown in the following table.

                                                                                  Quarters Ended              Nine Months Ended
                                                                                   September 30,                September 30,
                                                                            --------------------------   ---------------------------
                                                                                2006           2005          2006            2005
                                                                            -----------    -----------   ------------    -----------
    General Insurance Group:
      Net premiums earned..............................................     $    492.7     $    457.4    $   1,425.7     $  1,349.9
      Net investment income and other income ..........................           58.4           53.2          173.8          156.5
                                                                            -----------    -----------   ------------    -----------
          Total revenues before realized gains or losses...............     $    551.1     $    510.7    $   1,599.6     $  1,506.5
                                                                            ===========    ===========   ============    ===========
      Income before taxes and realized investment gains or losses......     $     96.0     $     87.5    $     298.3     $    258.8
                                                                            ===========    ===========   ============    ===========
       Income tax expense on above (1).................................     $     28.7     $     27.0    $      91.4     $     34.8
                                                                            ===========    ===========   ============    ===========

    Mortgage Guaranty Group:
      Net premiums earned..............................................     $    110.7     $    107.6    $     330.0     $    321.5
      Net investment income and other income ..........................           21.3           21.6           64.3           65.0
                                                                            -----------    -----------   ------------    -----------
         Total revenues before realized gains or losses................     $    132.0     $    129.3    $     394.3     $    386.6
                                                                            ===========    ===========   ============    ===========
       Income before taxes and realized investment gains or losses.....     $     58.1     $     55.9    $     182.0     $    188.5
                                                                            ===========    ===========   ============    ===========
       Income tax expense on above ....................................     $     19.1     $     18.5    $      60.1     $     63.0
                                                                            ===========    ===========   ============    ===========

    Title Insurance Group:
      Net premiums earned..............................................     $    184.5     $    190.4    $     559.2     $    526.1
      Title, escrow and other fees.....................................           63.2           91.6          189.3          249.3
                                                                            -----------    -----------   ------------    -----------
         Sub-total.....................................................          247.8          282.0          748.5          775.5
      Net investment income and other income ..........................            6.6            6.5           20.1           19.7
                                                                            -----------    -----------   ------------    -----------
         Total revenues before realized gains or losses................     $    254.5     $    288.6    $     768.7     $    795.3
                                                                            ===========    ===========   ============    ===========
      Income before taxes and realized investment gains or losses......     $     10.9     $     30.7    $      30.6     $     66.4
                                                                            ===========    ===========   ============    ===========
      Income tax expense on above......................................     $      3.5     $     10.5    $       9.7     $     22.6
                                                                            ===========    ===========   ============    ===========

    Consolidated Revenues:
      Total revenues of above Company segments.........................     $    937.7     $    928.7    $   2,762.7     $  2,688.5
      Other sources (2)................................................           32.1           25.8           95.3           74.7
      Consolidated net realized investment gains.......................            2.2            3.7           17.9           24.5
      Elimination of intersegment revenues (3).........................           (7.1)          (3.5)         (19.3)          (7.8)
                                                                            -----------    -----------   ------------    -----------
         Consolidated revenues.........................................     $    964.9     $    954.7    $   2,856.7     $  2,779.9
                                                                            ===========    ===========   ============    ===========

    Consolidated Income Before Taxes:
      Total income before taxes and realized investment
         gains or losses of above Company segments.....................     $    165.0     $    174.2    $     511.0     $    513.8
      Other sources - net (2)..........................................            1.8            1.8           (1.5)          (2.4)
      Consolidated net realized investment gains.......................            2.2            3.7           17.9           24.5
                                                                            -----------    -----------   ------------    -----------
         Consolidated income before income taxes.......................     $    169.1     $    179.8    $     527.4     $    535.9
                                                                            ===========    ===========   ============    ===========

    Consolidated Income Tax Expense:
      Total income tax expense of above Company segments (1)...........     $     51.5     $     56.1    $     161.4     $    120.4
      Other sources - net (2)..........................................             .6             .7            (.4)          (1.3)
      Income tax expense on consolidated
            net realized investment gains..............................             .7            1.2            6.2            8.5
                                                                            -----------    -----------   ------------    -----------
         Consolidated income tax expense...............................     $     52.9     $     58.1    $     167.2     $    127.6
                                                                            ===========    ===========   ============    ===========

                                                                                            September 30,            December 31,
                                                                                                2006                    2005
                                                                                          ------------------     -------------------
    Consolidated Assets:
         General.......................................................................   $         8,715.2      $          8,178.9
         Mortgage......................................................................             2,157.5                 2,211.8
         Title.........................................................................               769.8                   776.3
         Other - net (2)...............................................................               470.4                   376.0
                                                                                          ------------------     -------------------
         Consolidated .................................................................   $        12,113.1      $         11,543.2
                                                                                          ==================     ===================

   ----------
   In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
   (1) General Insurance tax expense was reduced by $45.9 for the nine months ended September 30, 2005 as discussed in note 7(a).
   (2) Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
   (3) Represents consolidation eliminating adjustments.

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

7. Income Taxes:

   (a) The Company obtained a favorable resolution on its claim for a Federal income tax refund pertaining to the three years ended December 31, 1990. As a result, a combined recovery of income taxes and related accumulated interest of $57.9 was recorded in the second quarter of 2005. The net of tax effect on this recovery resulted in a non-recurring addition to net income of $45.9 for the nine months ended September 30, 2005.

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

                                                                                 September 30,      December 31,      September 30,
                                                                                     2006               2005              2005
                                                                               -----------------  ----------------  ----------------
    Cash and invested assets:
         Previous classification...........................................    $        8,307.8   $       7,939.9   $       7,957.8
         After reclassification............................................             7,839.3           7,394.1           7,412.0
             Change........................................................              (468.4)           (545.7)           (545.7)

    Total other assets:
         Previous classification...........................................             3,805.3           3,603.2           3,384.7
         After reclassification............................................             4,273.8           4,149.0           3,930.5
             Change........................................................    $          468.4   $         545.7   $         545.7
                                                                               =================  ================  ================

                                                                        Nine Months Ended                      Years Ended
                                                                          September 30,                        December 31,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2005              2004
                                                                --------------    --------------    --------------    --------------
    Cash flows from operating activities:
         Previous classification...........................     $       479.8     $       655.8     $       880.0     $       828.3
         After reclassification............................             557.1             609.3             833.6             775.5
             Change........................................              77.3             (46.4)            (46.4)            (52.8)

    Cash flows from investing activities:
         Previous classification...........................            (404.0)           (586.5)           (589.9)           (734.1)
         After reclassification............................            (481.3)           (540.1)           (543.5)           (681.3)
             Change........................................     $       (77.3)    $        46.4     $        46.4     $        52.8
                                                                ==============    ==============    ==============    ==============

                     OLD REPUBLIC INTERNATIONAL CORPORATION
       MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
                  Nine Months Ended September 30, 2006 and 2005
                       ($ in Millions, Except Share Data)

--------------------------------------------------------------------------------
                                    OVERVIEW
--------------------------------------------------------------------------------

     This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation ("Old Republic" or "the Company"). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2.3% of consolidated revenues for the nine months ended September 30, 2006 and 2.2% of consolidated assets as of September 30, 2006, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles ("GAAP"). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

--------------------------------------------------------------------------------
                                EXECUTIVE SUMMARY
--------------------------------------------------------------------------------

     Old Republic's earnings for this year's third quarter benefited from the continued strength of its General Insurance segment, while the Company's Mortgage Guaranty operations produced slightly better results. Performance of the Title Insurance line, however, continued to be impacted adversely by a cyclical downturn in housing and related mortgage lending markets. For the first nine months of the year, General Insurance provided the greatest contribution to pretax operating earnings strength.

     Results for 2006 and 2005 were affected differently by certain charges or credits. For this year's first nine months earnings were constrained by accelerated recognition of stock option expenses resulting in an incremental expense for the first nine months of 2006 of $3.9 ($2.5 after tax or one cent per diluted share). In accordance with the recently issued statement of Financial Accounting Standards No. 123R, these additional charges resulted from second quarter 2006 option grants to employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. On the other hand, 2005 earnings were enhanced by a non-recurring recovery of income taxes and related accumulated interest of $57.9 ($45.9 net of tax, or 20 cents per diluted share). The recovery stemmed from a favorable resolution of the Company's claim for a permanent Federal income tax refund applicable to the three years ended December 31, 1990.

Consolidated Results - The major components of Old Republic's consolidated operating revenues and income were as follows for the periods being reported upon:

                                                      Quarters Ended September 30,               Nine Months Ended September 30,
                                                 ----------------------------------------    ---------------------------------------
                                                    2006           2005         Change          2006           2005         Change
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Operating revenues:
   General insurance.........................    $    551.1     $    510.7          7.9%     $  1,599.6     $ 1,506.5          6.2%
   Mortgage guaranty.........................         132.0          129.3          2.1           394.3         386.6          2.0
   Title insurance...........................         254.5          288.6        -11.8           768.7         795.3         -3.3
   Corporate and other.......................          24.9           22.3                         76.0          66.8
                                                 -----------    -----------   -----------    -----------    ----------    ----------
      Total..................................    $    962.6     $    951.0          1.2%     $  2,838.8     $ 2,755.4          3.0%
                                                 ===========    ===========   ===========    ===========    ==========    ==========
 Pretax operating income (loss):
   General insurance.........................    $     96.0     $     87.5          9.7%     $    298.3     $   258.8         15.2%
   Mortgage guaranty.........................          58.1           55.9          3.9           182.0         188.5         -3.4
   Title insurance...........................          10.9           30.7        -64.6            30.6          66.4        -53.8
   Corporate and other.......................           1.8            1.8                         (1.5)         (2.4)
                                                 -----------    -----------   -----------    -----------    ----------    ----------
      Sub-total..............................         166.8          176.1         -5.2           509.5         511.3          -.4
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Realized investment gains (losses):
   From sales................................           2.2            4.9                         17.9          31.0
   From impairments..........................            -            (1.2)                         -            (6.5)
                                                 -----------    -----------                  -----------    ----------
      Net realized investment gains..........           2.2            3.7                         17.9          24.5
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Consolidated pretax income..................         169.1          179.8         -6.0           527.4         535.9         -1.6
      Income taxes...........................          52.9           58.1         -9.0           167.2         127.6         31.1
                                                 -----------    -----------   -----------    -----------    ----------    ----------
 Net income..................................    $    116.1     $    121.6         -4.5%     $    360.2     $   408.2        -11.8%
                                                 ===========    ===========   ===========    ===========    ==========    ==========
 Consolidated underwriting ratio:
      Benefits and claims ratio..............         46.2%          43.5%                        44.6%         43.7%
      Expense ratio..........................         43.9           44.6                         44.7          44.4
                                                 -----------    -----------                  -----------    ----------
           Composite ratio...................         90.1%          88.1%                        89.3%         88.1%
                                                 ===========    ===========                  ===========    ==========
 Components of diluted
  net income per share:
   Net operating income:
     Before non-recurring tax benefit........    $     0.49     $     0.51         -3.9%     $     1.50     $    1.49           .7%
     2005 non-recurring tax benefit..........           -              -                            -            0.20
                                                 -----------    -----------   -----------    -----------    ----------    ----------
     Total...................................          0.49           0.51         -3.9            1.50          1.69        -11.2
   Net realized investment gains.............          0.01           0.01                         0.05          0.07
                                                 -----------    -----------   -----------    -----------    ----------    ----------
   Net income................................    $     0.50     $     0.52         -3.8%     $     1.55     $    1.76        -11.9%
                                                 ===========    ===========   ===========    ===========    ==========    ==========

     The above table presents consolidated results in terms of both operating and net income to highlight the effects of investment gain or loss recognition and non-recurring items on period-to-period comparisons. The recognition of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments pertaining to the direction of securities markets or the future prospects of individual investees or industry sectors. Similarly, non-recurring items such as the income tax recovery described above, can distort the comparability of the Company's operating performance from period-to-period. Accordingly, management employs these non-GAAP financial measures and comparisons to further evaluate current operating performance, and believes their use enhances the understanding of Old Republic's operations by highlighting the underlying profitability of the business. Net operating income, however, does not replace net income per share computed in accordance with Generally Accepted Accounting Principles ("GAAP") as a measure of total profitability.

General Insurance Results - The General Insurance Group continued to post highly favorable operating results in the latest quarter and year-to-date periods. Key indicators of that performance follow:

                                                      Quarters Ended September 30,               Nine Months Ended September 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums earned........................     $   492.7     $    457.4          7.7%     $  1,425.7     $ 1,349.9           5.6%
 Net investment income......................          55.1           49.1         12.3           161.8         144.8          11.7
 Pretax operating income....................     $    96.0     $     87.5          9.7%     $    298.3     $   258.8          15.2%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................         67.3%          67.0%                        65.8%         67.1%
 Expense ratio..............................         24.3           24.5                         24.5          24.3
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................         91.6%          91.5%                        90.3%         91.4%
                                                 ==========    ===========                  ===========    ==========

     General Insurance premiums earned grew at a moderately faster rate of 7.7 percent in this year's third quarter, and registered 5.6 percent growth for the first nine months of 2006. The largest production increase stemmed from trucking insurance and home warranty coverages. Most other insurance lines reflected low single digit growth rates. Loss costs remained at very acceptable levels for most major coverages, benefiting from favorable overall loss developments and reasonably contained inflationary pressures on claim settlement costs. Production and general operating expenses remained well aligned with premium growth. The composite underwriting ratio represents the most widely accepted indicator of underwriting performance in the industry. Old Republic has now registered a favorable general insurance composite ratio below 100 percent for 18 consecutive quarters.

     2006 General Insurance net investment income rose on the combined strength of higher market yields and a greater invested asset base.

Mortgage Guaranty Results - Old Republic's Mortgage Guaranty operations grew more profitable in this year's third quarter. Key indicators of the Group's performance are shown below:

                                                      Quarters Ended September 30,               Nine Months Ended September 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums earned........................     $   110.7     $    107.6          2.9%     $    330.0     $   321.5           2.6%
 Net investment income......................          18.4           17.2          7.5            55.3          52.2           5.9
 Pretax operating income....................     $    58.1     $     55.9          3.9%     $    182.0     $   188.5          -3.4%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................         42.5%          42.4%                        39.0%         35.4%
 Expense ratio..............................         21.7           21.6                         22.6          22.2
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................         64.2%          64.0%                        61.6%         57.6%
                                                 ==========    ===========                  ===========    ==========

     Growth in Mortgage Guaranty pretax operating income for this year's third quarter reflected greater contributions from both underwriting/service operations and net investment income. For the first nine months of the year, however, net investment income growth was insufficient to offset a moderate decline in underwriting/service profitability.

     For the latest quarterly and year-to-date periods, premium revenue trends responded to a combination of improving persistency, lower overall mortgage originations, and varying levels of bulk insurance production. The claims ratio, driven mostly by paid claims trends and estimates of claim frequencies and ultimate cure rates, was flat in this year's third quarter and increased by 3.6 percentage points compared to last year's nine month period. Production and administrative expenses remained largely within an approximate range of 21.5 percent to 22.5 percent for the periods reported upon. In concert with higher market yield trends in Old Republic's overall business, Mortgage Guaranty net investment income reached higher levels during 2006 even though the invested asset base has remained relatively flat due to greater shareholder dividend payments by the Group.

Title Insurance Results - Old Republic's Title Insurance segment registered a substantial drop in profitability for the 2006 periods reported upon. Key indicators of that performance follow:

                                                      Quarters Ended September 30,               Nine Months Ended September 30,
                                                 ---------------------------------------    ----------------------------------------
                                                    2006           2005         Change          2006          2005          Change
                                                 ----------    -----------    ----------    -----------    ----------    -----------
 Net premiums and fees earned...............     $   247.8     $    282.0        -12.2%     $    748.5     $   775.5          -3.5%
 Net investment income......................           6.5            6.3          3.7            19.9          19.1           4.0
 Pretax operating income....................     $    10.9     $     30.7        -64.6%     $     30.6     $    66.4         -53.8%
                                                 ==========    ===========    ==========    ===========    ==========    ===========

 Claims ratio...............................          6.0%           5.9%                         6.0%          5.9%
 Expense ratio..............................         92.2           85.4                         92.4          87.9
                                                 ----------    -----------                  -----------    ----------
   Composite ratio..........................         98.2%          91.3%                        98.4%         93.8%
                                                 ==========    ===========                  ===========    ==========

     Title premium and fee revenues dropped by 12.2 percent in this year's third quarter and by 3.5 percent for the first nine months of 2006. For both 2006 periods, profit margins from underwriting/service operations deteriorated significantly. Substantially all the margin compression occurred in the segment's direct operations, most of which are concentrated in the Western United States. Revenues in that region alone dropped by 37.1 percent in this year's third quarter and by 29.8 percent in the first nine months of this year. The resulting production levels in those states have been lower than necessary to support the fixed portion of the operating expense structure. Largely as a consequence of these factors, the segment posted the higher 2006 composite underwriting ratios shown in the previous table. Investment income growth was insufficient to offset the substantial reduction in underwriting/service profitability.

Corporate and Other Operations - Old Republic's small life and health business, and the net costs of the parent holding company and its corporate services subsidiaries produced pretax income of $1.8 in the third quarters of 2006 and 2005. For the first nine months of 2006, a loss of $1.5 was registered compared to a loss of $2.4 in 2005. Period-to-period variability in the results of these relatively minor elements of Old Republic's operations usually stems from the volatility inherent to the Company's small scaled life and health business and fluctuations in the timing of expense recognition related to costs such as the aforementioned stock option expenses.

Cash, Invested Assets and Shareholders' Equity - The following table reflects the consolidated cash and invested assets as well as shareholders' equity at the dates shown:

                                                                                                                % Change
                                                                                                       -----------------------------
                                                            September      December      September      Sept `06/       Sept `06/
                                                              2006           2005           2005         Dec `05        Sept `05
                                                          -------------  -------------  -------------  -------------  --------------
 Cash and invested assets...............................  $    7,839.3   $    7,394.1   $    7,412.0           6.0%            5.8%
 Shareholders' equity:
     Total..............................................       4,311.6        4,024.0        4,128.5           7.1             4.4
     Per share..........................................  $      18.71   $      17.53   $      18.03           6.7%            3.8%
                                                          =============  =============  =============  =============  ==============
 Composition of shareholders' equity per share:
     Equity before items below..........................  $      18.48   $      17.31   $      17.63           6.8%            4.8%
     Unrealized investment gains or losses
       and other accumulated comprehensive income.......          0.23           0.22           0.40
                                                          -------------  -------------  -------------  -------------  --------------
      Total ............................................. $      18.71   $      17.53   $      18.03           6.7%            3.8%
                                                          =============  =============  =============  =============  ==============

     The investment portfolio reflects a current allocation of approximately 80 percent to fixed-maturity securities, and 8 percent to equities most of which are committed to several indexed stock portfolios. As has been the case for many years, Old Republic's invested asset base is structured to address enterprise-wide risk management considerations, and to assure a solid funding of its subsidiaries' long-term obligations to insurance beneficiaries. Accordingly, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, non-liquid private equity commitments, or mortgage loans.

     The latest periods' changes in the shareholders' equity account reflect principally additions from earnings in excess of dividend payments and changes in the valuation of investment securities carried at market values.

     Effective January 1, 2006, the Company reclassified its long-term investments in U.S. Treasury Tax and Loss Bonds held by its mortgage guaranty insurance subsidiaries. The reclassification is intended to conform to more common industry reporting practices and to better align such assets with the corresponding long-term deferred income tax liabilities to which they relate. As a result of this reclassification, invested asset balances have been reduced and the prepaid income tax asset has been increased, while periodic operating cash flow and cash flow from investing activities have been adjusted by the correspondingly identical amounts shown in the following tables. The reclassification has no effect on the financial position or net income of the Company, nor does it call for the receipt or disbursement of any additional cash resources. The following table shows the effect of these adjustments on pertinent financial statement performance indicators as of the balance sheet dates and for the periods shown.

                                                                                 September 30,      December 31,      September 30,
                                                                                     2006               2005              2005
                                                                               -----------------  ----------------  ----------------
    Cash and invested assets:
         Previous classification...........................................    $        8,307.8   $       7,939.9   $       7,957.8
         After reclassification............................................             7,839.3           7,394.1           7,412.0
             Change........................................................              (468.4)           (545.7)           (545.7)

    Total other assets:
         Previous classification...........................................             3,805.3           3,603.2           3,384.7
         After reclassification............................................             4,273.8           4,149.0           3,930.5
             Change........................................................    $          468.4   $         545.7   $         545.7
                                                                               =================  ================  ================

                                                                        Nine Months Ended                      Years Ended
                                                                          September 30,                        December 31,
                                                                --------------------------------    --------------------------------
                                                                     2006              2005              2005              2004
                                                                --------------    --------------    --------------    --------------
    Cash flows from operating activities:
         Previous classification...........................     $       479.8     $       655.8     $       880.0     $       828.3
         After reclassification............................             557.1             609.3             833.6             775.5
             Change........................................              77.3             (46.4)            (46.4)            (52.8)

    Cash flows from investing activities:
         Previous classification...........................            (404.0)           (586.5)           (589.9)           (734.1)
         After reclassification............................            (481.3)           (540.1)           (543.5)           (681.3)
             Change........................................     $       (77.3)    $        46.4     $        46.4     $        52.8
                                                                ==============    ==============    ==============    ==============

     The 2006 year-to-date cash flows from operating activities of $557.1 is approximately equivalent to the 2005 nine month operating cash flows after excluding the effect of the non-recurring income tax recovery previously discussed.

--------------------------------------------------------------------------------
                          TECHNICAL MANAGEMENT ANALYSIS
--------------------------------------------------------------------------------

                         CHANGES IN ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised ("FAS 123R"), "Share-Based Payment" using the modified prospective transition method. The impact of the adoption of FAS123R is discussed in note 2 of the notes to consolidated financial statements.

     A discussion  of  accounting  standards  recently  issued by the  Financial
Accounting  Standards  Board (FASB) and the Securities  and Exchange  Commission
(SEC) which have not yet been adopted by the Company is included in note 1 of the notes to consolidated financial statements.

                               FINANCIAL POSITION
--------------------------------------------------------------------------------

     The Company's financial position at September 30, 2006 reflected increases in assets, liabilities, and common shareholders' equity of 4.9%, 3.8% and 7.1%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 64.7% and 64.1% of consolidated assets as of September 30, 2006 and December 31, 2005, respectively. Consolidated operating cash flow was positive at $557.1 in the first nine months of 2006 compared to $609.3 in the same period of 2005. As of September 30, 2006, the invested asset base increased 6.3% to $7,689.0 principally as a result of positive operating cash flow.

     During the first nine months of 2006 and 2005, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2006 and 2005, approximately 99% of the Company's investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At September 30, 2006, the Company had $3.8 of fixed maturity investments in default as to principal and/or interest.

     Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2006. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

     The following tables show certain information relating to the Company's fixed maturity and equity portfolios as of the dates shown:

------------------------------------------------------------------------------------------------------------------------------------
Credit Quality Ratings of Fixed Maturity Securities (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               September 30,         December 31,
                                                                                                   2006                  2005
                                                                                            ------------------    ------------------
Aaa..................................................................................                  31.6%                 32.6%
Aa...................................................................................                  18.5                  18.4
A....................................................................................                  27.3                  27.9
Baa..................................................................................                  20.7                  20.2
                                                                                            ------------------    ------------------
         Total investment grade......................................................                  98.1                  99.1
All other (2)........................................................................                   1.9                    .9
                                                                                            ------------------    ------------------
         Total.......................................................................                 100.0%                100.0%
                                                                                            ==================    ==================

(1) Credit quality ratings used are those assigned primarily by Moody's; other ratings are assigned by Standard & Poor's and converted to equivalent Moody's ratings classifications.
(2) "All other" includes non-investment grade or non-rated small issues of tax-exempt bonds.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  September 30, 2006
                                                                                        ----------------------------------------
                                                                                                                     Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Service.........................................................................        $           24.0        $           1.5
Retail..........................................................................                    13.1                    1.0
Consumer Durables...............................................................                    17.9                     .8
Finance.........................................................................                    17.4                     .6
Consumer Non-durables...........................................................                     8.3                     .2
                                                                                        -----------------       ----------------
         Total..................................................................        $           80.9  (3)   $           4.3
                                                                                        =================       ================

(3) Represents 1.3% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30, 2006
                                                                                        ----------------------------------------
                                                                                                                     Gross
                                                                                            Amortized              Unrealized
                                                                                              Cost                   Losses
                                                                                        -----------------       ----------------
Fixed Maturity Securities by Industry Concentration:
Utilities.......................................................................        $          457.5        $          12.4
Municipals......................................................................                 1,011.9                   12.0
Consumer Non-durables...........................................................                   248.0                    4.9
Service.........................................................................                   172.1                    4.8
Other (includes 17 industry groups) ............................................                 1,960.5                   40.7
                                                                                        -----------------       ----------------
         Total..................................................................        $        3,850.2  (4)   $          74.9
                                                                                        =================       ================

(4) Represents 62.1% of the total fixed maturity securities portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  September 30, 2006
                                                                                        ----------------------------------------
                                                                                                                    Gross
                                                                                                                  Unrealized
                                                                                              Cost                  Losses
                                                                                        -----------------      -----------------
Equity Securities by Industry Concentration:
Insurance.......................................................................        $           34.6       $            1.2
Consumer Non-durables...........................................................                     8.2                     .7
Health Care.....................................................................                     3.9                     .6
Banking.........................................................................                    11.1                     .3
Other (4 industry groups).......................................................                    28.6                     .6
                                                                                        -----------------      -----------------
         Total..................................................................        $           86.7 (5)   $            3.5 (6)
                                                                                        =================      =================

(5)  Represents 16.2% of the total equity securities portfolio.
(6) Represents .7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 18.5% of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     September 30, 2006
                                                              ------------------------------------------------------------------
                                                                      Amortized Cost
                                                               of Fixed Maturity Securities         Gross Unrealized Losses
                                                              -------------------------------    -------------------------------
                                                                                    Non-                                Non-
                                                                                 Investment                          Investment
                                                                   All           Grade Only           All            Grade Only
                                                              --------------    -------------    --------------    -------------
Maturity Ranges:
     Due in one year or less............................      $       470.4     $        6.0     $         2.3     $        -
     Due after one year through five years..............            1,543.1             51.6              32.0              2.2
     Due after five years through ten years.............            1,916.7             23.3              44.9              2.1
     Due after ten years................................                 .9              -                 -                -
                                                              --------------    -------------    --------------    -------------
         Total..........................................      $     3,931.2     $       80.9     $        79.3     $        4.3
                                                              ==============    =============    ==============    =============

------------------------------------------------------------------------------------------------------------------------------------
Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30, 2006
                                                              ------------------------------------------------------------------
                                                                              Amount of Gross Unrealized Losses
                                                              ------------------------------------------------------------------
                                                                                                                    Total Gross
                                                                Less than        20% to 50%        More than        Unrealized
                                                               20% of Cost        of Cost         50% of Cost            Loss
                                                              -------------     -------------    --------------    -------------
Number of Months in Loss Position:
Fixed Maturity Securities:
         One to six months..............................      $        3.2      $        -       $         -       $        3.2
         Seven to twelve months.........................              40.3               -                 -               40.3
         More than twelve months........................              35.7               -                 -               35.7
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $       79.3      $        -       $         -       $       79.3
                                                              =============     =============    ==============    =============
Equity Securities:
         One to six months..............................      $        1.5      $        -       $         -       $        1.5
         Seven to twelve months........................                1.9               -                 -                1.9
         More than twelve months........................               -                 -                 -                -
                                                              -------------     -------------    --------------    -------------
                  Total.................................      $        3.4      $        -       $         -       $        3.5
                                                              =============     =============    ==============    =============
Number of Issues in Loss Position:
Fixed Maturity Securities:
         One to six months..............................               108               -                 -                108
         Seven to twelve months.........................               525               -                 -                525
         More than twelve months........................               320               -                 -                320
                                                              -------------    --------------    --------------    --------------
                  Total.................................               953               -                 -                953  (7)
                                                              =============    ==============    ==============    ==============
Equity Securities:
         One to six months..............................                13               -                 -                 13
         Seven to twelve months.........................                 4               -                 -                  4
         More than twelve months........................                -                  1               -                  1
                                                              -------------    --------------    --------------    --------------
                  Total.................................                17                 1               -                18  (7)
                                                              =============    ==============    ==============    ==============

(7) At September 30, 2006 the number of issues in an unrealized loss position represent 54.9% as to fixed maturities, and 21.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue's original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (September 30, 2006 in the previous table) and, accordingly, is not indicative of a security's value having been consistently below its cost at the percentages and throughout the periods shown.

------------------------------------------------------------------------------------------------------------------------------------
Age Distribution of Fixed Maturity Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,           December 31,
                                                                                              2006                   2005
                                                                                       -------------------    -------------------
Maturity Ranges:
     Due in one year or less.....................................................                  12.9%                  10.9%
     Due after one year through five years.......................................                  43.3                   41.5
     Due after five years through ten years......................................                  43.7                   46.9
     Due after ten years through fifteen years...................................                    .1                     .7
     Due after fifteen years.....................................................                    -                      -
                                                                                       -------------------    -------------------
         Total...................................................................                 100.0%                 100.0%
                                                                                       ===================    ===================

Average Maturity.................................................................               4.4 Years              4.7 Years
                                                                                       ===================    ===================
Duration (8).....................................................................               3.8                    4.0
                                                                                       ===================    ===================

(8) Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of September 30, 2006 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.8%.

------------------------------------------------------------------------------------------------------------------------------------
Composition of Unrealized Gains (Losses)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,           December 31,
                                                                                              2006                   2005
                                                                                       -------------------    -------------------
   Fixed Maturity Securities:
        Amortized cost............................................................     $          6,203.2     $          6,323.7
        Estimated fair value......................................................                6,178.5                6,331.6
                                                                                       -------------------    -------------------
        Gross unrealized gains....................................................                   54.6                   79.5
        Gross unrealized losses...................................................                  (79.3)                 (71.5)
                                                                                       -------------------    -------------------
            Net unrealized gains (losses).........................................     $            (24.7)    $              7.9
                                                                                       ===================    ===================
   Equity Securities:
        Cost......................................................................     $            534.8     $            500.9
        Estimated fair value......................................................                  630.5                  552.4
                                                                                       -------------------    -------------------
        Gross unrealized gains....................................................                   99.1                   55.1
        Gross unrealized losses...................................................                   (3.5)                  (3.6)
                                                                                       -------------------    -------------------
            Net unrealized gains..................................................     $             95.6     $             51.5
                                                                                       ===================    ===================

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

     The  parent   holding   company  meets  its  liquidity  and  capital  needs
principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $474.4 in dividends from its subsidiaries in 2006 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company's currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs. $19.0 of commercial paper was outstanding at September 30, 2006.

     Old Republic's total capitalization of $4,455.6 at September 30, 2006 consisted of debt of $144.0 and common shareholders' equity of $4,311.6. Changes in the common shareholders' equity account reflect primarily the retention of earnings in excess of dividend requirements as well as changes in the value of investments carried at market values. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 24 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year's cash dividend rate the Company does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year's dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company's insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Company's consolidated business. At its February, 2006 meeting, the Board of Directors approved a new quarterly cash dividend rate of 15 cents per share effective in the second quarter of 2006, up from 14 cents per share, subject to the usual quarterly authorizations.

     At its May, 2006 meeting, the Company's Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through September 30, 2006 pursuant to this authorization. In December 2005, the Company cancelled 3.5 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders' equity or the financial condition of the Company.

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company's direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 33% of 2006 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 67% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

     The major sources of Old Republic's earned premiums and fees for the periods shown were as follows:

                                                                                                                     % Change
                                                                                                                     from prior
                                                 General      Mortgage       Title          Other        Total         period
                                               ----------    ----------    ----------    ----------    ---------    ------------
   Years Ended December 31:
        2003..............................     $ 1,379.5     $   400.9     $ 1,103.8     $    51.6     $2,936.0           21.1%
        2004..............................       1,623.0         403.2       1,025.2          64.6      3,116.1            6.1
        2005..............................       1,805.2         429.5       1,081.8          70.3      3,386.9            8.7
   Nine Months Ended September 30:
        2005..............................       1,349.9         321.5         775.5          53.3      2,500.4            8.5
        2006..............................       1,425.7         330.0         748.5          57.2      2,561.5            2.4
   Quarters Ended September 30:
        2005..............................         457.4         107.6         282.0          16.7        863.8            8.5
        2006..............................     $   492.7     $   110.7     $   247.8     $    18.0     $  869.2             .6%
                                               ==========    ==========    ==========    ==========    =========    ============

     Earned premiums in the General Insurance Group grew by 7.7% and 5.6% in the third quarter and first nine months of 2006, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium revenue trends for the first nine months of 2006 reflect improved business persistency, lower overall mortgage originations, and varying levels of bulk insurance production. Title Group premium and fee revenues decreased by 12.2% in the third quarter of 2006 and 3.5% for the first nine months of 2006 due to reduced real estate transaction volume substantially occurring in the segment's direct operations, most of which are concentrated in the Western United States.

     The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

                                                                                 Type of Coverage
                                                -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)        Comp.       Indemnity       Property      Liability       Other
                                                ------------    -----------    ----------     ----------    -----------    ---------
Years Ended December 31:
    2003.................................             39.5%          20.0%         11.7%          12.2%           5.3%        11.3%
    2004.................................             37.9           21.8          11.8           11.3            5.8         11.4
    2005.................................             39.2           21.9          10.3           11.0            5.4         12.2
Nine Months Ended September 30:
    2005.................................             38.6           21.7          11.2           10.9            5.2         12.4
    2006.................................             39.7           21.8          10.9           10.6            5.0         12.0
Quarters Ended September 30:
    2005.................................             38.0           22.5          10.6           10.8            4.8         13.3
    2006.................................             39.4%          21.6%         11.3%          10.4%           5.0%        12.3%
                                                ============    ===========    ==========     ==========    ===========    =========

The following tables provide information on risk exposure trends for Old Republic's Mortgage Guaranty Group.

                                                                                           New Insurance Written
                                                                       -------------------------------------------------------------
                                                                        Traditional
                                                                          Primary           Bulk            Other           Total
                                                                       -------------    ------------    ------------    ------------
Years Ended December 31:
    2003........................................................       $   37,255.8     $   6,806.6     $   5,802.8     $  49,865.2
    2004........................................................           24,749.4         4,487.8         7,324.7        36,562.0
    2005........................................................           20,554.5         9,944.3           498.2        30,997.1
Nine Months Ended September 30:
    2005........................................................           15,585.5         7,465.9            63.2        23,114.7
    2006........................................................           12,914.6         7,588.4           520.1        21,023.2
Quarters Ended September 30:
    2005........................................................            5,553.0         1,701.1            19.8         7,274.0
    2006........................................................       $    4,561.5     $   3,349.5     $     379.3     $   8,290.4
                                                                       =============    ============    ============    ============

                                                                                              Net Risk In Force
                                                                       -------------------------------------------------------------
                                                                        Traditional
                                                                          Primary           Bulk            Other           Total
                                                                       -------------    ------------    ------------    ------------
As of December 31:
    2003........................................................       $   15,329.5     $     802.2     $     493.4     $  16,625.1
    2004........................................................           15,452.2           834.8           580.9        16,868.0
    2005........................................................           14,711.2         1,758.8           586.1        17,056.2
As of September 30:
    2005........................................................           14,882.4         1,482.2           575.8        16,940.5
    2006........................................................       $   14,544.5     $   1,986.3     $     595.0     $  17,125.8
                                                                       =============    ============    ============    ============

Analysis of Traditional Primary Risk in Force:
                                                                                                      FICO            Unscored/
   By Fair Isaac & Company ("FICO") Scores:                         FICO less        FICO 620        greater           Unavail-
                                                                    than 620          to 680         than 680           able
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2003................................................             8.5%            29.2%           48.8%            13.5%
       2004................................................             8.6             31.1            51.4              8.9
       2005................................................             8.3             31.8            53.1              6.8
   As of September 30:
       2005................................................             8.4             31.7            53.0              6.9
       2006................................................             8.4%            32.6%           54.4%             4.6%
                                                                  ============     ============    ============     ============

   By Loan to Value ("LTV") Ratio:                                  LTV less            LTV             LTV          LTV Greater
                                                                     than 85         85 to 90        90 to 95          than 95
                                                                  ------------     ------------    ------------     ------------
   As of December 31:
       2003................................................             6.4%            37.3%           43.8%            12.5%
       2004................................................             5.7             36.8            42.0             15.5
       2005................................................             5.4             37.7            39.1             17.8
   As of September 30:
       2005................................................             5.5             37.2            39.9             17.4
       2006................................................             5.1%            37.5%           36.8%            20.6%
                                                                  ============     ============    ============     ============

                                                                                                Full                Reduced
   By Type of Loan Documentation:                                                           Documentation        Documentation
                                                                                          -----------------    -----------------
    As of December 31:
       2003........................................................................                 94.4%                 5.6%
       2004........................................................................                 93.2                  6.8
       2005........................................................................                 90.6                  9.4
   As of September 30:
       2005........................................................................                 91.2                  8.8
       2006........................................................................                 89.8%                10.2%
                                                                                          =================    =================

Premium and Persistency Trends
                                                                          Earned Premiums                   Persistency
                                                                   ----------------------------    -----------------------------
                                                                                                    Traditional
                                                                      Direct            Net          Primary           Bulk (1)
                                                                   ------------    ------------    ------------     ------------
   Years Ended December 31:
       2003..................................................      $     467.3     $     400.9          46.0%            31.8%
       2004..................................................            483.6           403.2          64.5             55.7
       2005..................................................            508.0           429.5          65.5             59.5
   Nine Months Ended September 30:
       2005..................................................            379.7           321.5          65.2             57.0
       2006..................................................            389.6           330.0          71.0%            69.8%
                                                                                                   ============     ============
   Quarters Ended September 30:
       2005..................................................            127.0           107.6
       2006..................................................      $     130.8     $     110.7
                                                                   ============    ============

   ----------------------
     (1) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

                                                                                                                   Independent
                                                                                                   Direct         Title Agents &
                                                                                                 Operations           Other
                                                                                               --------------    ---------------
Years Ended December 31:
    2003................................................................................              40.0%              60.0%
    2004................................................................................              38.1               61.9
    2005................................................................................              37.1               62.9
Nine Months Ended September 30:
    2005................................................................................              39.5               60.5
    2006................................................................................              32.6               67.4
Quarters Ended September 30:
    2005................................................................................              40.1               59.9
    2006................................................................................              33.2%              66.8%
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



                                                     Invested Assets at Cost                             Market       Invested
                              ---------------------------------------------------------------------      Value        Assets at
                                                                          Corporate                     Adjust-        Market
                                General       Mortgage       Title        and Other        Total          ment          Value
                              -----------    ----------    ----------    -----------    -----------    ---------    ------------
As of December 31:
     2003.................    $  3,798.2     $ 1,381.4     $   556.9     $    177.1     $  5,913.6     $  360.3     $   6,273.8
     2004.................       4,217.8       1,501.9         595.2          295.0        6,610.1        262.2         6,872.2
     2005.................       4,694.8       1,515.4         616.8          326.4        7,153.5         76.6         7,230.2
As of September 30:
     2005.................       4,575.1       1,469.2         584.4          493.8        7,122.6        140.7         7,263.4
     2006.................    $  5,009.4     $ 1,542.3     $   599.1     $    459.5     $  7,610.4     $   78.5     $   7,689.0
                              ===========    ==========    ==========    ===========    ===========    =========    ============

                                                      Net Investment Income                                     Yield at
                              ---------------------------------------------------------------------     ------------------------
                                                                         Corporate
                                General      Mortgage       Title        and Other         Total           Cost         Market
                              ----------    ----------    ----------    ------------    -----------     ----------     ---------
Years Ended
   December 31:
     2003.................    $   175.0     $    65.7     $    23.5     $      14.9     $    279.2           4.9%          4.6%
     2004.................        183.4          67.7          25.5            14.0          290.8           4.6           4.4
     2005.................        197.0          70.1          26.0            16.9          310.1           4.5           4.4
Nine Months Ended
   September 30:
     2005.................        144.8          52.2          19.1            13.1          229.3           4.5           4.3
     2006.................        161.8          55.3          19.9            13.9          250.9           4.5           4.5
Quarters Ended
   September 30:
     2005.................         49.1          17.2           6.3             5.4           78.0           4.5           4.4
     2006.................    $    55.1     $    18.4     $     6.5     $       5.4     $     85.6           4.6%          4.6%
                              ==========    ==========    ==========    ============    ===========     ==========     =========

     Consolidated net investment income grew by 9.7% and 9.4% for the third quarter and first nine months of 2006, respectively, when compared to the same 2005 periods. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. Yield trends reflect the relatively short maturity of Old Republic's fixed maturity securities portfolio as well as a lower yield environment during the past several years.

Revenues: Net Realized Gains

     The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2006 and 2005, 86.6% and 76.9%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers' business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities' values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company's view are not indicative of any particular trend or result in its basic insurance underwriting business.

     The following table reflects the composition of net realized gains or losses for the periods shown. As previously reported, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

                                     Realized Gains (Losses)
                                       on Disposition of:                         Impairment Losses on:
                            ----------------------------------------    -----------------------------------------
                                              Equity                                       Equity
                                            securities                                   securities
                               Fixed       and miscell-                    Fixed        and miscell-                      Net
                             maturity         aneous                     maturity          aneous                      realized
                            securities     investments       Total      securities      investments       Total          gains
                            ----------     ------------    ---------    -----------    -------------     --------    ------------
Years Ended
   December 31:
    2003...............     $     4.6      $      31.1     $   35.7     $      -       $      (16.4)     $ (16.4)    $      19.3
    2004...............           4.6             48.5         53.2            -               (5.2)        (5.2)           47.9
    2005...............           4.5             69.6         74.1           (2.7)            (6.5)        (9.2)           64.9
Nine Months Ended
   September 30:
    2005...............           4.0             26.9         31.0            -               (6.5)        (6.5)           24.5
    2006...............           1.6             16.2         17.9            -                -            -              17.9
Quarters Ended
   September 30:
    2005...............           1.0              3.9          4.9            -               (1.2)        (1.2)            3.7
    2006...............     $     -        $       2.2     $    2.2     $      -       $        -        $   -       $       2.2
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

     Most of Old Republic's consolidated claim and related expense reserves stem from its general insurance business. At September 30, 2006, such reserves accounted for 89.3% and 83.1% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2005 accounted for 89.1% and 82.5% of the respective consolidated amounts. The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of those dates:

                                                                            September 30, 2006             December 31, 2005
                                                                        --------------------------     --------------------------
                                                                          Gross            Net            Gross           Net
                                                                        ----------     -----------     -----------    -----------
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)............................     $   975.0      $    787.4      $    878.4     $    692.9
Workers' compensation..............................................       1,880.0           987.8         1,775.0          915.1
General liability..................................................       1,064.3           451.6           991.3          418.1
Other coverages....................................................         610.2           395.5           597.5          387.8
Unallocated loss adjustment expense reserves.......................         148.8            95.2           159.2           92.9
                                                                        ----------     -----------     -----------    -----------
      Total general insurance reserves                                    4,678.6         2,717.7         4,401.7        2,507.0

Mortgage guaranty..................................................         229.3           228.5           214.7          213.7
Title..............................................................         275.3           275.3           268.8          268.8
Life and health....................................................          27.5            21.3            26.5           19.9
Unallocated loss adjustment expense reserves -
   other coverages.................................................          29.1            29.1            28.0           28.0
                                                                        ----------     -----------     -----------    -----------
      Total claim and loss adjustment expense reserves.............     $ 5,240.0      $  3,272.1      $  4,939.8     $  3,037.6
                                                                        ==========     ===========     ===========    ===========
Asbestosis and environmental claim reserves included
 in the above general insurance reserves:
       Amount......................................................     $   185.1      $    147.0      $    170.7     $    132.2
                                                                        ==========     ===========     ===========    ===========
       % of total general insurance reserves.......................          4.0%            5.4%            3.9%           5.3%
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

     Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the asbestosis and environmental ("A&E") claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools. Substantially all such participations were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company's A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of a portion of claim files so managed, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years' average paid losses for the three or five most recent calendar years that are encompassed by an insurer's A&E reserve level at any point in time. According to this simplistic appraisal of an insurer's A&E loss reserve level, Old Republic's average five year survival ratios stood at 7.3 years (gross) and 10.6 years (net of reinsurance) as of September 30, 2006 and 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for asbestosis and environmental claims have averaged 3.3% of General Insurance Group net incurred losses for the five years ended December 31, 2005.

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

     Substantially all of the Company's reserves for IBNR claims relate to its general insurance business. As of September 30, 2006 and December 31, 2005, the Company's general insurance segment carried reserves of $972.4 and $873.6, respectively, to cover claims incurred but not as yet reported as well as for the possible adverse development of known case reserves. As noted above, the aggregate of these provisions, known collectively as IBNR reserves, results from the application of many formulas and reserve-setting approaches that are sensitive to the wide variety of already enumerated factors. Should these reserves for IBNR claims be understated by 10% for a deficiency of $97.2 or 3.6% of the Company's net general insurance reserves as of September 30, 2006 and $87.3, or 3.5% as of the prior year end balance sheet date, the impact on the Company's income statement would be to reduce pretax income by such amounts. One year developments of general insurance reserves posted as of each of the 1995 through 2004 year ends have reflected uniformly positive results. Cumulative developments ranging from 10 years to one year for the same year ends have produced both redundancies and (deficiencies) that have ranged between 7.2% and (5.8%) and have averaged .6%.

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

     In all of the above regards, current GAAP accounting policies do not permit the Company's reserving practices to anticipate or provide for claims arising from future catastrophic events before they occur.

     The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company's three major operating segments and for its consolidated results were as follows:

                                                                  General          Mortgage          Title          Consolidated
                                                               --------------    -------------     -----------     -------------
Years Ended December 31:
     2003.............................................                67.6%            22.7%            5.8%             37.9%
     2004.............................................                65.9             35.5             5.8              42.0
     2005.............................................                66.9             37.2             6.0              43.3
Nine Months Ended September 30:
     2005.............................................                67.1             35.4             5.9              43.7
     2006.............................................                65.8             39.0             6.0              44.6
Quarters Ended September 30:
     2005.............................................                67.0             42.4             5.9              43.5
     2006.............................................                67.3%            42.5%            6.0%             46.2%
                                                               ==============    =============     ===========     =============

     The general insurance portion of the claims ratio reflects reasonably consistent trends for all reporting periods. This major cost factor reflects largely pricing and risk selection improvements that have been applied, together with elements of reduced loss severity and frequency. The mortgage guaranty claim ratios principally reflect higher paid losses, as well as expectations of greater claim frequency. The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten. The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio's variances within each segment.

    The percentage of net claims, benefits and related settlement expenses measured against premiums earned by General Insurance Group major coverage were as follows:

                                                                                 Type of Coverage
                                                -----------------------------------------------------------------------------------
                                                    Comm.                                       Inland
                                                    Auto.                                       Marine
                                                  (mostly         Workers'     Financial         and          General
                                                  trucking)        Comp.       Indemnity       Property      Liability       Other
                                                ------------    -----------    ----------     ----------    -----------    ---------
Years Ended December 31:
    2003...............................              70.4%          81.2%          51.0%          59.1%          89.5%        52.2%
    2004...............................              66.5           72.4           47.6           56.2          108.6         59.3
    2005...............................              67.2           78.9           48.9           52.2           97.4         58.5
Nine Months Ended September 30:
    2005...............................              70.3           72.5           52.1           52.5          105.7         56.6
    2006...............................              76.1           72.9           40.9           54.9           56.1         54.7
Quarters Ended September 30:
    2005...............................              71.2           72.2           42.2           50.8          113.1         58.2
    2006...............................              79.8%          72.3%          33.3%          59.3%          50.8%        59.3%
                                                ============    ===========    ==========     ==========    ===========    =========

     Average Mortgage Guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

                                                      Average Paid Claim Amount (1)                 Delinquency Ratio
                                                   -----------------------------------    -------------------------------------
                                                     Traditional                             Traditional
                                                       Primary             Bulk (2)            Primary              Bulk (2)
                                                   ---------------     ---------------    -----------------     ---------------
Years Ended December 31:
    2003....................................       $       22,339      $       29,293               3.95%               4.76%
    2004....................................               23,920              19,885               4.11                4.59
    2005....................................               24,255              20,639               4.67                3.67
Nine Months Ended September 30:
    2005....................................               24,255              21,444               4.14                3.41
    2006....................................               25,494              19,986               4.28%               3.48%
                                                                                          =================     ===============
Quarters Ended September 30:
    2005....................................               24,573              19,954
    2006....................................       $       25,376      $       21,709
                                                   ===============     ===============

    (1) Amounts are in whole dollars.
    (2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

                                              Traditional Primary Delinquency Ratios for Top Ten States (3):
                            ---------------------------------------------------------------------------------------------------
                              FL        TX        GA         IL        NC        CA        OH         PA        MN        SC
                            ------    ------    -------    ------    ------    -------   -------    ------    ------    -------
As of December 31:
    2003...............       3.5%      4.6%       4.9%      4.0%      4.7%       2.8%      6.9%      3.8%      2.5%       4.9%
    2004...............       3.2       5.0        5.6       3.8       4.9        2.1       7.6       4.4       3.5        5.0
    2005...............       3.1       5.7        5.9       4.2       4.9        1.8       8.3       4.7       4.0        5.4
As of September 30:
    2005...............       2.4       4.9        5.8       4.1       4.7        1.7       8.0       4.4       3.8        4.9
    2006...............       2.5%      4.5%       6.0%      4.4%      4.7%       2.3%      7.7%      4.5%      5.1%       4.8%
                            ======    ======    =======    ======    ======    =======   =======    ======    ======    =======

     (3)  As   determined   by  risk  in  force.   These  10  states   represent
          approximately 50% of total risk in force as of September 30, 2006.

Expenses: Underwriting, Acquisition and Other Expenses

     The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2003.............................................               26.2%            24.8%           84.6%             48.5%
     2004.............................................               24.8             25.6            90.5              47.3
     2005.............................................               24.6             22.4            88.2              45.2
Nine Months Ended September 30:
     2005.............................................               24.3             22.2            87.9              44.4
     2006.............................................               24.5             22.6            92.4              44.7
Quarters Ended September 30:
     2005.............................................               24.5             21.6            85.4              44.6
     2006.............................................               24.3%            21.7%           92.2%             43.9%
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

     The General Insurance Group's expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The slight increase in the Mortgage Guaranty Group's ratio for the first nine months of 2006 reflects higher stock option compensation expenses. The increase in the Title Insurance Group's 2006 expense ratios for the third quarter and first nine months results from a decline in revenues from direct operations, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

     The composite ratios of the net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

                                                                 General          Mortgage          Title          Consolidated
                                                              --------------    -------------     -----------     -------------
Years Ended December 31:
     2003..............................................              93.8%            47.5%           90.4%             86.4%
     2004..............................................              90.7             61.1            96.3              89.3
     2005..............................................              91.5             59.6            94.2              88.5
Nine Months Ended September 30:
     2005..............................................              91.4             57.6            93.8              88.1
     2006..............................................              90.3             61.6            98.4              89.3
Quarters Ended September 30:
     2005..............................................              91.5             64.0            91.3              88.1
     2006..............................................              91.6%            64.2%           98.2%             90.1%
                                                              ==============    =============     ===========     =============

Expenses: Income Taxes

     The effective consolidated income tax rates were 31.3% and 31.7% in the third quarter and first nine months of 2006, respectively, and 32.4% and 23.8% for similar periods of 2005, respectively. The effective tax rate for the first nine months of 2005 was reduced and net earnings enhanced by tax and related interest recoveries of $45.9, or 20 cents per share, in the second quarter 2005 for the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained consistent with those of the corresponding current periods. The rates for each year and interim periods reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

     Old Republic's market risk exposures at September 30, 2006, have not materially changed from those identified in the Company's 2005 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

     During the three month period ended September 30, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                     Old Republic International Corporation
                                ------------------------------------------------
                                                 (Registrant)




Date: November 3, 2006
     ------------------



                                           /s/ Karl W. Mueller
                                ------------------------------------------------
                                               Karl W. Mueller
                                          Senior Vice President and
                                           Chief Financial Officer

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