Form 10-K
period 2006-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2007-03-01
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)

For the fiscal year ended: December 31, 2006 OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from _________________________ to _________________________
Commission File Number: 001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

                               Delaware                                          No. 36-2678171______
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

                                  Title of each class                                           Name of Each Exchange on Which Registered
           7% Subordinated Debentures Due June 15, 2007                                     New York Stock Exchange
          Common Stock/$1 par value                                                                    New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: X/ No:

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes:  / No:X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X/ No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:  / No:X

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and executive officers, the registrant’s various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant’s common stock on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was $4,582,172,544.

The registrant had 231,170,576 shares of Common Stock outstanding as of February 2, 2007.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.

                                           Title                                              Part
Proxy statement for the 2007 Annual Meeting of Shareholders                        III, Items 10, 11, 12, 13 and 14
Exhibits as specified in exhibit index (page 76)                            IV, Item 15
________________
There are 77 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago-based insurance holding company. The Company is engaged in the single business of insurance underwriting. It conducts its business through a number of regulated insurance company subsidiaries organized into three major segments, namely, it’s General (property and liability), Mortgage Guaranty, and Title insurance segments. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. A small life and health insurance business is included within the corporate and other caption of this financial report. In this report, “Old Republic”, or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires.

Financial Information Relating to Segments of Business (1)

The contributions to net revenues and income (loss) before taxes of each Old Republic segment are set forth below for the years shown, together with their respective assets at the end of each year. The information below should be read in conjunction with the consolidated financial statements, the notes thereto, and the “Management Analysis of Financial Position and Results of Operations” appearing elsewhere herein.

Net Revenues (2)	($ in Millions)
Years Ended December 31:	2006	2005	2004
General	$ 2,138.7	$ 2,017.6	$ 1,822.5
Mortgage Guaranty	529.9	516.0	489.9
Title	1,007.3	1,108.6	1,051.8
Corporate & Other - Net (3)	99.2	98.6	79.3
Consolidated Realized Investment Gains	19.0	64.9	47.9
Consolidated	$ 3,794.2	$ 3,805.9	$ 3,491.6

Income (Loss) Before Taxes
Years Ended December 31:	2006	2005	2004
General	$ 401.6	$ 350.0	$ 333.0
Mortgage Guaranty	228.4	243.7	224.5
Title	31.0	88.7	62.5
Corporate & Other - Net (3)	-	(.1)	(17.2)
Consolidated Realized Investment Gains	19.0	64.9	47.9
Consolidated	$ 680.1	$ 747.3	$ 650.9

Assets
As of December 31:	2006	2005
General	$ 9,363.5	$ 8,178.9
Mortgage Guaranty	2,189.6	2,211.8
Title	772.7	776.3
Corporate & Other - Net (3)	286.3	376.0
Consolidated	$ 12,612.2	$ 11,543.2

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
(3) Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation. The significant loss in 2004 was mostly due to a pretax charge of $10.5 million for previously deferred acquisition costs on term-life business which was terminated and placed in run-off mode as of year end 2004.

The insurance business is distinguished from most others in that the prices (premiums) charged for various coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance of a policy. This basic fact casts Old Republic’s business as a long-term undertaking which is managed with a primary focus on the achievement of favorable underwriting results over time. In addition to operating income stemming from Old Republic’s basic underwriting and related services functions, significant revenues are obtained from investable funds generated by those functions as well as from retained shareholders’ capital. In managing investable funds the Company aims to assure stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best categorized as emphasizing value, credit quality, and relatively long-term holding periods. The Company’s ability to hold both fixed maturity and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

In light of the above factors, the Company’s affairs are managed for the long run, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such time intervals are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

General Insurance Group

Through its General Insurance Group subsidiaries, the Company assumes risks and provides related risk management services that encompass a large variety of property and liability insurance coverages. Old Republic does not have a meaningful exposure to personal lines of insurance such as homeowners and private automobile coverages, and does not insure significant amounts of commercial and other property. Approximately 85% of the Company’s general insurance business is produced through independent agency and brokerage channels, while the remaining 15% is obtained through direct production facilities.

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

Over the years, Old Republic has diversified its General Insurance Group business. This diversification has been achieved through a combination of internal growth, the establishment of new subsidiaries, and selective mergers with other companies. For 2006, production of commercial automobile direct insurance premiums accounted for 34.8% of consolidated direct premiums written by the General Insurance Group, while workers' compensation and general liability direct insurance premiums amounted to 22.2% and 13.2%, respectively, of such consolidated totals.

Among other liability coverages, Old Republic indemnifies corporations’ financial exposures to directors’ and officers’ (“D&O”) liability as well as those stemming from errors and omissions (“E&O”) liability. In the past twenty years, the Company has developed a presence in the general aviation insurance industry, providing coverage for hull and liability exposures as well as such additional areas as airport facilities and flying schools.

The Company also covers fidelity, surety and credit exposures for a wide range of business enterprises. Fidelity and surety policies are issued through some 9,000 independent agents by the Old Republic Surety Group. Surety bonds, such as those covering public officials, license and permit authorizations and contract bonds covering both public and private works, are typically written for exposures of less than $500,000. Fidelity bonds are also extended to small to medium-sized risks. Old Republic Insured Credit Services, Inc. has underwritten consumer loan and retail installment sales credit indemnity insurance since 1955 through commercial banks, thrifts and other lending institutions. This coverage provides a limited indemnity to lenders on a variety of consumer loans and installment sales contracts.

Old Republic's property insurance business incorporates mostly commercial physical damage insurance on trucking risks. A small volume of business is represented by fire and other physical perils for commercial properties.

Extended warranty coverages for new and used automobiles, as well as home warranty policies covering appliances and other mechanical systems in pre-owned homes are marketed by Old Republic through its own employees and selected independent agents. Travel insurance is produced through independent travel agents in the United States and Canada. The coverages provided under these policies, some of which are also underwritten by one of the Company’s life insurance subsidiaries, include trip delay and trip cancellation protection for insureds.

Mortgage Guaranty Group

Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties incorporating one-to-four family dwelling units.

There are two principal types of private mortgage insurance coverage: “primary” and “pool”. Primary mortgage insurance provides mortgage default protection on individual loans and covers a stated percentage of the unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure. In lieu of paying the stated coverage percentage, the Company may pay the entire claim amount, take title to the mortgaged property, and subsequently sell the property to mitigate its loss. Pool insurance, which is written on a group of loans in negotiated transactions, provides coverage that ranges up to 100% of the net loss on each individual loan included in the pool, subject to provisions regarding deductibles, caps on individual exposures, and aggregate stop loss provisions which limit aggregate losses to a specified percentage of the total original balances of all loans in the pool.

Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”), purchasers of many of the loans the Company insures. Delegated underwriting programs allow approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines. In 2006, delegated underwriting approvals accounted for approximately 66% of the Company’s new traditional primary risk written.

Bulk and other insurance is issued on groups of loans to mortgage banking customers through a centralized risk assessment and underwriting department. These groups of loans are priced in the aggregate, on a bid or negotiated basis. Coverage for insurance issued in this manner can be provided through primary insurance policies (loan level coverage) or pool insurance policies (aggregate coverage). The Company considers transactions designated as bulk insurance to be exposed to higher risk (as determined by characteristics such as origination channel, loan amount, credit quality, and loan documentation) than those designated as other insurance.

Before insuring any loans, the Company issues to each approved customer a master policy outlining the terms and conditions under which coverage will be provided. Primary business is then executed via the issuance of a commitment/certificate for each loan submitted and approved for insurance. In the case of business providing pool coverage, a separate pool insurance policy is issued covering the particular loans applicable to each transaction.

As to all types of mortgage insurance products, the amount of premium charge depends on loan-to-value ratios, the level of coverage being provided, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company’s direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

Title Insurance Group

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2006, approximately 32% of the Company’s consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 68% emanated from independent title agents and underwritten title companies.

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

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and health insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services.

The Company’s small life and health business registered 2006 and 2005 net premium revenues of $74.1 million and $70.3 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as finance companies, automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic’s general insurance operations. Production of term life insurance, accounting for net premiums earned of $18.5 million in 2006 and $19.5 million in 2005, was terminated and placed in run off mode as of year end 2004. As a result of the changed circumstances, it was then concluded that previously deferred acquisition costs could no longer be amortized for their full amount over the product’s expected run-off years. Accordingly, 2004 operations were charged in the sum of $10.5 million to reflect revised estimates of deferrable costs.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering: premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the General, Mortgage Guaranty and Title insurance groups:

	($ in Millions)
	Years Ended December 31,
	2006	2005	2004
General Insurance Group:
Overall Experience:
Net Premiums Earned	$ 1,902.1	$ 1,805.2	$ 1,623.0
Claim Ratio	65.5%	66.6%	65.8%
Policyholders’ Dividend Benefit	.4	.3	.1
Expense Ratio	24.4	24.6	24.8
Composite Ratio	90.3%	91.5%	90.7%
Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$ 756.2	$ 707.9	$ 616.3
Claim Ratio	75.2%	67.1%	66.5%
Workers’ Compensation:
Net Premiums Earned	$ 412.8	$ 396.5	$ 353.9
Claim Ratio	73.6%	78.2%	71.9%
Policyholders’ Dividend Benefit	1.0%	.7%	.5%
General Liability:
Net Premiums Earned	$ 96.2	$ 96.8	$ 94.4
Claim Ratio	57.2%	97.1%	108.6%
Three Above Coverages Combined:
Net Premiums Earned	$ 1,265.3	$ 1,201.2	$ 1,064.7
Claim Ratio	73.3%	73.2%	72.0%
Financial Indemnity: (1)
Net Premiums Earned	$ 209.4	$ 186.3	$ 191.4
Claim Ratio	41.5%	48.9%	47.5%
Inland Marine and Property: (2)
Net Premiums Earned	$ 203.1	$ 198.8	$ 184.5
Claim Ratio	54.0%	51.4%	56.0%
Home and Automobile Warranty:
Net Premiums Earned	$ 133.1	$ 124.8	$ 103.6
Claim Ratio	63.8%	59.3%	57.9%
Other Coverages: (3)
Net Premiums Earned	$ 90.2	$ 95.6	$ 81.6
Claim Ratio	41.3%	57.5%	61.2%
Mortgage Guaranty Group:
Net Premiums Earned	$ 444.3	$ 429.5	$ 403.2
Claim Ratio	42.8%	37.2%	35.5%
Expense Ratio	22.5	22.4	25.6
Composite Ratio	65.3%	59.6%	61.1%
Title Insurance Group: (4)
Net Premiums Earned	$ 733.6	$ 757.2	$ 714.0
Combined Net Premiums & Fees Earned	$ 980.0	$ 1,081.8	$ 1,025.2
Claim Ratio	5.9%	6.0%	5.8%
Expense Ratio	93.6	88.2	90.5
Composite Ratio	99.5%	94.2%	96.3%
All Coverages Consolidated:
Net Premiums & Fees Earned	$ 3,400.5	$ 3,386.9	$ 3,116.1
Claim and Benefit Ratio	45.3%	43.3%	42.0%
Expense Ratio	44.7	45.2	47.3
Composite Ratio	90.0%	88.5%	89.3%

Any necessary reclassifications of prior year data are reflected in the above table to conform to current presentation.
(1) Consists principally of fidelity, surety, consumer credit indemnity, and executive indemnity (directors & officers and errors & omissions) coverages.
(2) Consists principally of commercial multi-peril and inland marine coverages.
(3) Consists principally of aviation and travel accident coverages.
(4) Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

Variations in claim ratios are typically caused by changes in the frequency and severity of claims incurred, changes in premium rates and the level of premium refunds, and periodic changes in claim and claim expense reserve estimates resulting from ongoing reevaluations of reported and incurred but not reported claims and claim expenses. The Company can therefore experience period-to-period volatility in the underwriting results for individual coverages as demonstrated in the above table. As a result of the Company’s basic underwriting focus in the management of its business, it has attempted to dampen this volatility and thus ensure a higher degree of overall underwriting stability by diversifying the coverages it offers and industries it serves.

The claim ratios include loss adjustment expenses where appropriate. Policyholders' dividends, which apply principally to workers' compensation insurance, are a reflection of changes in loss experience for individual or groups of policies, rather than overall results, and should be viewed in conjunction with loss ratio trends.

The general insurance claims ratio reflects reasonably consistent trends for all reporting periods. This major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, claims and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. With respect to commercial automobile coverages, the increase in the claims ratio during the past three years was primarily due to greater claim frequency. Better results in workers’ compensation in 2006 have been due to improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or self-insured deductible programs that are intended to produce lower net loss ratios. The claims ratio for a relatively small book of general liability coverages has tended to be highly volatile, usually rising due to the impact of higher claims emergence and greater than anticipated severity, mostly from legacy asbestos and environmental claims exposures.

Mortgage guaranty claim ratios have continued to rise in recent years, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent year-over-year claim ratio comparisons reflect continued upward pressure from these factors.

The title insurance claim ratio has been in the low single digits in each of the past several years due to a continuation of favorable trends in claims frequency and severity for business underwritten in the past fifteen years or so.

The consolidated claims, expense, and composite ratios reflect all the above factors and the changing period-to-period contributions of each segment to consolidated results.

General Insurance Claim Reserves

The Company's property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported (“IBNR”) to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

The establishment of claim reserves by the Company's insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time the Company is exposed to possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts,  in evaluating policy terms  and experience, and for other general business purposes. Solely  to comply with  reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at approximately $151.0 million, $138.3 million and $139.3 million, as of December 31, 2006, 2005 and 2004, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a reevaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001, black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in recent years. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2006, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2006, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $194.9 million gross, and $157.8 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 7.6 years (gross) and 10.9 years (net of reinsurance) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2006, incurred A&E claim and related loss settlement costs have averaged 3.4% of average annual General Insurance Group claims and related settlement costs.

Over the years, the subject of property and liability insurance claim reserves has been written about and analyzed extensively by a large number of professionals and regulators. Accordingly, the above discussion summary should, of necessity, be regarded as a basic outline of the subject and not as a definitive presentation. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate reserves have generally resulted in reasonable approximations of the ultimate net costs of claims incurred. However, no representation is made nor is any guaranty given that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates.

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1996 through 2006. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any  one or series of years since  cumulative retrospective  premium and commission adjustments  employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 1998 to 2002 and the reduced levels of redundancies shown for year-ends 1996 and 1997, pertain mostly to claims incurred in prior accident years, generally for business written in the 1980’s. (See “Consolidated Underwriting Statistics” above, and “Reserves, Reinsurance, and Retrospective Adjustments” elsewhere herein).

	($ in Millions)
(a) As of December 31:	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
(b) Liability(1) for unpaid claims
and claim adjustment
expenses(2):	$ 2,924	$ 2,414	$ 2,182	$ 1,964	$ 1,802	$ 1,678	$ 1,661	$ 1,699	$ 1,742	$ 1,846	$ 1,829

(c) Paid (cumulative) as of (3):
One year later	- %	14.2%	24.4%	24.7%	23.7%	23.6%	23.6%	22.5%	22.8%	21.3%	18.4%
Two years later	-	-	32.5	39.2	38.9	37.8	37.6	37.2	36.1	35.4	31.5
Three years later	-	-	-	44.3	48.7	48.3	46.8	46.5	45.4	43.4	40.4
Four years later	-	-	-	-	51.6	54.7	53.6	52.7	51.5	50.0	45.3
Five years later	-	-	-	-	-	55.9	58.4	57.7	56.2	54.5	50.2
Six years later	-	-	-	-	-	-	58.6	61.7	60.3	58.3	54.0
Seven years later	-	-	-	-	-	-	-	61.3	63.8	61.9	57.5
Eight years later	-	-	-	-	-	-	-	-	63.1	65.2	61.1
Nine years later	-	-	-	-	-	-	-	-	-	64.4	64.4
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	63.5%
(d) Liability reestimated (i.e.,
cumulative payments plus
reestimated ending liability)
As of (4): x
One year later	- %	95.2%	97.6%	97.2%	98.6%	99.6%	97.3%	96.1%	96.2%	93.3%	94.2%
Two years later	-	-	94.8	97.0	98.2	101.3	98.1	94.9	93.3	89.2	88.5
Three years later	-	-	-	95.6	99.7	102.7	100.1	96.5	93.0	87.0	83.9
Four years later	-	-	-	-	100.4	105.8	102.2	98.0	95.1	87.1	82.4
Five years later	-	-	-	-	-	106.7	105.6	100.7	96.5	89.2	82.5
Six years later	-	-	-	-	-	-	106.9	104.2	99.4	90.6	84.7
Seven years later	-	-	-	-	-	-	-	105.4	103.0	93.6	86.1
Eight years later	-	-	-	-	-	-	-	-	104.1	97.0	89.3
Nine years later	-	-	-	-	-	-	-	-	-	98.0	92.8
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	93.8%
(e)Redundancy (deficiency)(5)
for each year-end at (a):	- %	4.8%	5.2%	4.4%	-0.4%	-6.7%	-6.9%	-5.4%	-4.1%	2.0%	6.2%

Average for all year-ends
at (a):	0.4%
____________
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

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

	($ in Millions)
	Years Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

(a) Beginning net reserves	$ 2,414	$ 2,182	$ 1,964	$ 1,802	$ 1,678	$ 1,661	$ 1,699	$ 1,742	$ 1,846	$ 1,829	$ 1,821
Incurred claims and claim expenses:
(b) Current year provision	1,295	1,191	1,070	893	814	749	690	734	728	713	668
(c) Change in prior years’ provision	(116)	(52))	(55))	(25))	(7))	(44))	(66))	(66))	(123))	(105))	(74))
(d) Total incurred	1,179	1,138	1,014	868	807	704	623	668	604	608	593
Claim payments on:
(e) Current years’ events	342	402	332	277	260	269	258	298	322	275	243
(f) Prior years’ events	326	504	463	428	423	418	402	412	385	316	342
(g) Total payments	668	907	796	706	683	687	661	710	708	591	585

(h) Ending net reserves (a + d - g)	2,924	2,414	2,182	1,964	1,802	1,678	1,661	1,699	1,742	1,846	1,829
(i) Unallocated loss adjustment
expense reserves	97	92	87	83	78	76	73	71	73	73	71
(j) Reinsurance recoverable on
claims reserves	1,929	1,894	1,632	1,515	1,363	1,261	1,235	1,238	1,190	1,232	1,296
(k) Gross claims reserves (h + I + j)	$ 4,951	$ 4,401	$ 3,902	$ 3,562	$ 3,244	$ 3,016	$ 2,969	$ 3,009	$ 3,005	$ 3,151	$ 3,197

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities. All investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate obligations, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policies are also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2006	2005
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$ 714.7	$ 713.4
Tax-Exempt	2,229.5	1,975.2
Utilities	923.8	923.0
Corporate	2,964.4	2,719.8
	6,832.6	6,331.6

Equity Securities	669.1	552.4
Short-term Investments	493.6	275.3
Miscellaneous Investments	52.7	62.7
Total available for sale	8,048.1	7,222.2

Other Investments	7.9	8.0
Total Investments	$ 8,056.1	$ 7,230.2

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,
	2006	2005	2004
Fixed Maturity Securities:
Taxable	$ 222.5	$ 219.4	$ 214.0
Tax-Exempt	75.5	64.7	53.1
	298.0	284.1	267.2

Equity Securities	13.9	9.4	14.3

Other Investment Income:
Interest on Short-term Investments	26.6	15.9	5.7
Sundry	6.5	5.4	6.8
	33.1	21.3	12.5
Gross Investment Income	345.1	315.0	294.1
Less: Investment Expenses (1)	3.5	4.9	3.2
Net Investment Income	$ 341.6	$ 310.1	$ 290.8

(1)
Investment expenses consist primarily of personnel costs, investment management and custody service fees and includes interest incurred on funds held of $1.0, $.7, and $.3 for the years ended December 31, 2006, 2005, and 2004 respectively.

For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Company's exposure to so-called “junk bonds”, private placements, real estate, mortgage loans, and derivatives is immaterial or non-existent. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation (“Standard & Poor's”) or Moody's Investors Service, Inc. (“Moody's”) that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had $4.0 million and $3.2 million of bond or note investments in default as to principal and/or interest at December 31, 2006 and 2005, respectively.

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Old Republic reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In management’s opinion, the Company’s high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. The Company’s invested assets as of December 31, 2006 have been classified as “available for sale” pursuant to the existing investment policy.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $6.8 billion and $6.3 billion at December 31, 2006 and 2005, respectively, represented approximately 54% and 55%, respectively, of consolidated assets, and 83% and 84%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (1)

	December 31,
	2006	2005
	(% of total portfolio)
Aaa	32.9%	32.6%
Aa	19.0	18.4
A	26.4	27.9
Baa	20.1	20.2
Total investment grade	98.4	99.1
All others (2)	1.6	.9
Total	100.0%	100.0%
_______________
(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2)	“All others” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Age Distribution of Fixed Maturity Securities

	December 31,
	2006	2005
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	9.6%	10.9%
Due after one year through five years	44.4	41.5
Due after five years through ten years	45.6	46.9
Due after ten years through fifteen years	.4	.7
Due after fifteen years	-	-
	100.0%	100.0%

Average Maturity in Years	4.5	4.7

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2006.

Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business.

The Mortgage Guaranty segment’s ten largest customers were responsible for 39.7%, 44.2%, and 41.8% of traditional primary new insurance written in 2006, 2005, and 2004, respectively. The largest single customer accounted for 8.8% of traditional primary new insurance written in 2006 compared to 11.5% and 11.7% in 2005 and 2004, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 263 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2006, approximately 68% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2006	2005	2004
United States:
Northeast	8.4%	9.2%	9.1%
Mid-Atlantic	8.8	9.5	8.9
Southeast	21.1	19.8	18.8
Southwest	12.8	11.8	11.8
East North Central	13.3	13.3	14.6
West North Central	13.0	12.7	12.7
Mountain	8.1	7.7	7.6
Western	11.8	13.4	14.2
Foreign (Principally Canada)	2.7	2.6	2.3
Total	100.0%	100.0%	100.0%

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements of the periods when they occur. See “General Insurance Claim Reserves” herein.

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments and risk-sharing arrangements for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk-sharing arrangements, the Company adjusts production costs or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, production costs and other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and policy reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds or business producers, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or high deductible policies. Estimates of unrecoverable amounts are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

Old Republic's reinsurance practices with respect to portions of its business also result from its desire to bring its sponsoring organizations and customers into some degree of joint venture or risk sharing relationship. The Company may, in exchange for a ceding commission, reinsure up to 100% of the underwriting risk, and the premium applicable to such risk, to insurers owned by or affiliated with lending institutions, financial and other intermediaries whose customers are insured by Old Republic, or individual customers who have formed captive insurance companies. The ceding commissions received compensate Old Republic for performing the direct insurer's functions of underwriting, actuarial, claim settlement, loss control, legal, reinsurance, and administrative services to comply with local and federal regulations, and for providing appropriate risk management services.

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in whole dollars): $1,800,000 for workers' compensation; $1,800,000 for commercial auto liability; $1,800,000 for general liability; $4,600,000 for executive protection (directors & officers and errors & omissions); $1,000,000 for aviation; and $1,000,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $23,000, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $500,000 or less.

Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Company began retaining exposures for all, but most predominantly workers’ compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003, reinsurance ceded limits were raised once again to the $100.0 million level, and as of January 1, 2005, they were further increased to $200.0 million. Pursuant to regulatory requirements, however, all workers’ compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers’ compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company’s knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars to an insurer such as the Company in the event a catastrophe, such as caused by an earthquake, lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of Treasury. The program applies to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Extension Act of 2005 (the “TRIEA”). The temporary program will now sunset on December 31, 2007 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIEA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIEA, the program’s protection is not triggered for losses arising from an act of terrorism after March 31, 2006 until the industry first suffers losses of $50 billion in the aggregate in 2006. The program trigger amount increases to $100 billion for 2007. Once the program trigger is met, the program will pay 90% of an insurer’s terrorism losses that exceed that individual insurer’s deductible. The federal share drops to 85% for 2007. The insurer’s deductible is 17.5% of direct earned premium on property and casualty insurance for 2006 and increases to 20% for 2007. Insurers may reinsure that portion of the risk they retain under the program, but the reinsurance market has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Company’s reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

(e) Competition. The insurance business is highly competitive and Old Republic competes with many stock and mutual insurance companies. Many of these competitors offer more insurance coverages and have substantially greater financial resources than the Company. The rates charged for many of the insurance coverages in which the Company specializes, such as workers' compensation insurance, other property and liability insurance and title insurance, are primarily regulated by the states and are also subject to extensive competition among major insurance organizations. The basic methods of competition available to Old Republic, aside from rates, are service to customers, ex-pertise in tailoring insurance programs to the specific needs of its clients, efficiency and flexibility of operations, personal involvement by its key executives, and, as to title insurance, accuracy and timely delivery of evidences of title issued. Mortgage insurance companies also compete by providing contract underwriting services to lenders, enabling the latter to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting processes. For certain types of coverages, including loan credit indemnity and mortgage guaranty insurance, the Company also competes in varying degrees with the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”). In these regards, the Company's insurance subsidiaries compete with the FHA and VA by offering different coverages and by establishing different requirements relative to such factors as interest rates, closing costs, and loan processing charges. The Company believes its experience and expertise have enabled it to develop a variety of specialized insurance programs and related services for its customers, and to secure state insurance departments' approval of these programs.

(f) Government Regulation. In common with all insurance companies, the Company's insurance subsidiaries are subject to the regulation and supervision of the jurisdictions in which they do business. The method of such regulation varies, but, generally, regulation has been delegated to state insurance commissioners who are granted broad administrative powers relating to: the licensing of insurers and their agents; the nature of and limitations on investments; approval of policy forms; reserve requirements; and trade practices. In addition to these types of regulation, many classes of insurance, including most of the Company's insurance coverages, are subject to rate regulations which require that rates be reasonable, adequate, and not unfairly discriminatory.

The Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans ac-quired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer’s domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions.

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

(g) Employees. As of December 31, 2006, Old Republic employed approximately 6,370 persons on a full time basis. A majority of eligible full time employees participate in various pension or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s filings are available for viewing and/or copying at the SEC’s Public Reference Room located at 450 Fifth Street, NW., Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The Company’s reports are also available by visiting the SEC’s internet website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company’s reports. Additionally, the Company’s reports can be obtained, free of charge, by visiting its internet website (http://www.oldrepublic.com), selecting Financial Data and the EDGAR Filings hyperlink to access the SEC’s EDGAR database to view or print copies of the electronic versions of the Company’s reports. The contents of the Company’s internet website are not intended to be, nor shall they be considered incorporated by reference in any of the reports the Company files with the SEC.

Item 1A - Risk Factors

Risk factors are uncertainties and events over which the Company has limited or no control, and which can have a materially adverse effect on its business, results of operations or financial condition. The Company and its business segments are subject to a variety of risk factors and, within individual segments, each type of insurance coverage may be exposed to varying risk factors. The following sections set forth management’s evaluation of the most prevalent material risk factors for the Company as a whole and for each business segment. There may be risks, which management does not presently consider material or relative to which it has no present knowledge, that may later prove to be material risk factors as well.

Parent Company

Dividend Dependence and Liquidity

The Company is an insurance holding company with no operations of its own. Its principal assets consist of the business conducted by its insurance subsidiaries. It relies upon dividends from such subsidiaries in order to pay the interest and principal on its debt obligations, dividends to its shareholders and corporate expenses. The ability of the insurance subsidiaries to declare and pay dividends is subject to regulations under state laws that limit dividends based on the amount of their adjusted unassigned surplus, and require them to maintain minimum amounts of capital, surplus and reserves. Dividends in excess of the ordinary limitations can only be declared and paid with prior regulatory approval, of which there can be no assurance. The inability of the insurance subsidiaries to pay dividends in an amount sufficient to meet debt service and cash dividends on stock, as well as other cash requirements of the Company could result in liquidity issues for Old Republic.

Investment Risks

The Company’s invested assets and those of its subsidiaries are centrally managed through a wholly-owned asset management subsidiary. Most of the investments consist of fixed-maturity securities. Changes in interest rates directly affect the income from, and the market value of fixed-maturity investments and could reduce the value of the Company’s investment portfolio and adversely affect the Company’s, and its subsidiaries’, results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition. Further, the Company manages its fixed-maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that may adversely affect its financial condition or operating results.

Risk Factors Common to All Subsidiaries

Excessive Losses and Loss Expenses

Although the Company’s three major business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court-made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as incurred, but not yet reported claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and expectations of future trends in claims frequency, severity, interest rates and other considerations which in turn are affected by a large variety of factors over which insurers have little or no control. Reserve estimates are periodically reviewed in light of known developments and, where necessary, adjusted and refined as circumstances may warrant. Nevertheless, the reserve-setting process is inherently uncertain. If for any of these reasons reserve estimates prove to be inadequate, the Company’s subsidiaries can be forced to increase their reported liabilities; such an occurrence could result in a materially adverse impact on their results of operations and financial condition.

Inadequate Pricing

Premium rates are generally determined on the basis of historical data for claims frequency and severity as well as related production and other expense patterns. In the event ultimate claims and expenses exceed historically projected levels, premium rates are likely to prove insufficient. Premium rate inadequacy may not become evident quickly and may require time to correct. Inadequate premiums, much like excessive losses, if material, can adversely affect the Company’s business, operating results and financial condition.

Liquidity Risk

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

Regulatory Environment

The Company’s insurance businesses are subject to extensive governmental regulation in all of the state and similar jurisdictions in which they operate. These regulations relate to such matters as licensing requirements, types of insurance products that may be sold, premium rates, marketing practices, capital and surplus requirements, investment limitations, underwriting limitations, dividend payment limitations, transactions with affiliates, accounting practices, taxation and other matters. While most of the regulation is at the state level, the federal government has increasingly expressed an interest in regulating the insurance business and has injected itself through the Graham-Leach-Bliley Act, the Patriot Act, financial services regulation, changes in the Internal Revenue Code and other legislation. All of these regulations raise the costs of conducting an insurance business through increased compliance expenses. Furthermore, as existing regulations evolve through administrative and court interpretations, and as new regulations are adopted, there can be no way of predicting what impact these changes will have on the Company’s businesses in the future, and the impact could adversely affect the Company’s profitability and limit its growth.

Competition

Each of the Company’s lines of insurance business is highly competitive and is likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have brought an influx of capital and newly-organized entrants into the industry in recent years, and changes in laws have allowed financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share, reduce its growth, reduce its profitability and generally adversely affect its results of operations and financial condition.

Rating Downgrades

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. The rating agencies base their ratings on criteria they establish regarding an insurer’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. A significant downgrade in the ratings of any of the Company’s major policy-issuing subsidiaries could negatively impact their ability to compete for new business and retain existing business and, as a result, adversely affect their results of operations and financial condition.

Financial Institutions Risk

The Company’s subsidiaries have significant business relationships with financial institutions, particularly national banks. The subsidiaries are the beneficiaries of a considerable amount of security in the form of letters of credit which they hold as collateral securing the obligations of insureds and certain reinsurers. Some of the banks themselves have subsidiaries that reinsure the Company’s business. Other banks are depositories holding large sums of money in escrow accounts established by the Company’s title subsidiaries. There is thus a risk of concentrated financial exposures in one or more such banking institutions. If any of these institutions fail or are unable to honor their credit obligations, or if escrowed funds become lost or tied up due to the failure of a bank, the result could be adverse to the Company’s business, results of operations and financial condition.

In addition to the foregoing, the following are risk factors that are particular to each of the Company’s three major business segments.

General Insurance Group

Catastrophic Losses

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

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. The Terrorism Risk Insurance Act of 2002 (“TRIA”) subsequently passed by the U. S. Congress required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although TRIA established a temporary federal reinsurance program through December 31, 2005, a program which has recently been extended for two more years but with reduced coverage, primary insurers like the Company’s general insurance subsidiaries retain significant exposure for terrorist act-related losses.

Long-Tailed Losses

Coverage for general liability is considered long-tailed coverage. Written in most cases on an “occurrence” basis, it often takes longer for the claims to be reported and become known, adjusted and settled than it does for property claims, for example, which are generally considered short-tailed. The extremely long-tailed aspect of such claims as pollution, asbestos, silicosis, manganism (welding rod fume exposure), black lung, lead paint and other toxic tort claims, coupled with uncertain and sometimes variable judicial rulings on coverage and policy allocation issues and the possibility of legislative actions, makes reserving for these exposures highly uncertain. While the Company believes that it has reasonably estimated its liabilities for such exposures to date, and that its exposures are relatively modest, there is a risk of materially adverse developments in both known and as-yet-unknown claims.

Workers’ Compensation Coverage

Workers’ compensation coverage is the second largest line of insurance written within the Company. The frequency and severity of claims under, and the adequacy of reserves for workers’ compensation claims and expenses can all be significantly influenced by such risk factors as future wage inflation in states that index benefits, the speed with which injured employees are able to return to work in some capacity, the cost and rate of inflation in medical treatments, the types of medical procedures and treatments, the cost of prescription medications, the frequency with which closed claims reopen for additional or related medical issues, the mortality of injured workers with lifetime benefits and medical treatments, the use of health insurance to cover some of the expenses, the assumption of some of the expenses by states’ second injury funds, the use of cost containment practices like preferred provider networks, and the opportunities to recover against third parties through subrogation. Adverse developments in any of these factors, if significant, could have a materially adverse effect on the Company’s operating results and financial condition.

Reinsurance

Reinsurance is a contractual arrangement whereby one insurer (the reinsurer) assumes some or all of the risk exposure written by another insurer (the reinsured). The Company uses reinsurance to manage its risks both in terms of the amount of coverage it is able to write, the amount it is able to retain for its own account, and the price at which it is able to write it. The availability of reinsurance and its price, however, are determined in the reinsurance market by conditions beyond the Company’s control.

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

There can be no assurance that the Company will be able to find the desired or even adequate amounts of reinsurance at favorable rates from acceptable reinsurers in the future. If unable to do so, the Company would be forced to reduce the volume of business it writes or retain increased amounts of liability exposure. Because of the declining number of reinsurers the Company finds acceptable, there is a risk that too much reinsurance risk may become concentrated in too few reinsurers. Each of these results could adversely affect the Company’s business, results of operations and financial condition.

Insureds as Credit Risks

A significant amount of the Company’s liability and workers’ compensation business, particularly for large commercial insureds, is written on the basis of risk-sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a letter of credit issued as collateral. These risk factors could have a material adverse impact on the Company’s results of operations and financial condition.

Guaranty Funds and Residual Markets

In nearly all states, licensed property and casualty insurers are required to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent property and casualty insurers. Any increase in the number or size of impaired companies would likely result in an increase in the Company’s share of such assessments.

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

A material increase in any of these assessments or charges could adversely affect the Company’s results of operations and financial condition.

Prior Approval of Rates

Most of the lines of insurance underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states. The process of securing regulatory approval can be time consuming and can impair the Company’s ability to effect necessary rate increases in an expeditious manner. Furthermore, there is a risk that the regulators will not approve a requested increase, particularly in regard to workers’ compensation insurance with respect to which rate increases often confront strong opposition from local business and political interests.

Mortgage Guaranty Group

Housing and Mortgage Lending Markets

Any significant development which adversely affects the housing and related mortgage lending markets could be a risk factor for the Company’s mortgage insurance subsidiaries. Rising mortgage interest rates, increases in unemployment or recessions and the general health of the national or regional economies are all factors that could result in a decline of new business. A significant downturn in the economy and rising unemployment could also result in an increase in mortgage defaults and, in turn, an increase in claims under the subsidiaries’ policies. Declining home values could also result in greater severity of claim costs. The affordability and rate of housing price escalation are also factors because mortgage insurance generally applies only to mortgage loans with loan-to-value ratios exceeding 80%.

On the other hand, low interest rates can also be a risk factor inasmuch as they can threaten persistency of coverage. Declining rates can encourage mortgage refinance activity. When a mortgage loan insured by the Company is refinanced, there is a risk the lender will replace the Company’s coverage with coverage written by another mortgage insurer or, alternatively, that coverage may no longer be necessary in the event that price appreciation of the property has served to reduce the loan-to-value ratio below 80%. Each of these factors, if significant enough, could have a materially adverse affect on the business, results of operations and financial condition of the Company’s mortgage guaranty subsidiaries.

Competition

Competition is always a risk factor and comes not only from the six other mortgage insurers which comprise the industry, but also from government-sponsored enterprises (“GSE”), such as Fannie Mae and Freddie Mac, and the insured mortgage lenders themselves. The market for private mortgage insurance exists primarily as a result of restrictions within the federal charters of the GSEs which require an acceptable form of credit enhancement on loans purchased by the GSEs that have loan to value (LTV) ratios in excess of 80%. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. Changes in any of these respects can result in a reduction of the Mortgage Guaranty Group’s business or an increase in its claim costs.

Lender consolidation has resulted in fewer lenders originating a greater share of all mortgage loans. In 2006, 47% of all mortgage loans were purchased or originated by the top 5 nationwide lenders. Consequently, mortgage insurance business is increasingly becoming controlled by a small number of nationwide mortgage lenders, some of which have reduced the number of mortgage insurers they do business with, thus increasing competition among the insurers.

Increasingly, mortgage lenders have organized their own captive reinsurers as a means of extending their business to the underwriting of mortgage guaranty risks. Through such captives they provide excess of loss, and in some cases, quota share reinsurance protection to the mortgage guaranty insurers such as the Company’s subsidiaries in this segment. This involvement is a competitive risk factor inasmuch as it reduces the amount of business that the Company could otherwise retain.

Other competitive risk factors faced by the Company’s Mortgage Guaranty Group stem from certain credit enhancement alternatives to private mortgage insurance. These include:

•
the use of so-called piggy-back or 80-10-10 type mortgage loan extensions whose effect is to eliminate the need for mortgage guaranty insurance by structuring the mortgage note as an 80% loan-to-value first mortgage;

•	the retention of mortgage loans on an uninsured basis in the lender’s portfolio of assets;

•	the use of alternative mortgage insurance programs such as those afforded by the Federal Housing and Veterans Administrations; and

•	capital markets utilizing alternative credit enhancements.

Litigation and Regulation

The possibly adverse effect of litigation and regulation are ever present risk factors. Captive reinsurance and other risk-participating structures with mortgage lenders have been challenged in recent years as potential violations of the Real Estate Settlement Procedures Act (“RESPA”). From time to time, the U. S. Department of Housing and Urban Development has considered adopting RESPA regulations which would have adversely impacted mortgage insurance by requiring that the premiums be combined with all other settlement service charges in a single package fee. Adverse litigation or regulatory developments could have a materially adverse effect on the Company’s mortgage guaranty business, results of operations and financial condition.

Title Insurance Group

Housing and Mortgage Lending Markets

The fortunes of title insurance are even more directly tied to the level of real estate activity than are those of mortgage insurance. The principal risk factor for title insurance is a decline in residential real estate activity. The major factors that can impact real estate activity adversely include:

•	high or rising mortgage interest rates;

•	high or rising unemployment;

•	any downturn in a regional or the national economy, any reduction in the availability or affordability of housing, as well as, any precipitous decline in housing prices;

•	any reduction in mortgage refinancing activity; and

•	any reduction in the availability of mortgage funding.

A significant adverse development among any of these risk factors could have a materially adverse effect on the Company’s title insurance business, results of operations and financial condition.

Competition

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

Regulation and Litigation

Regulation is also a risk factor for title insurers. The title insurance industry has recently been, and continues to be, under intense regulatory scrutiny in a number of states with respect to pricing practices, and possible RESPA violations and unlawful rebating practices. The regulatory investigations could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance.

As with the Company’s other business segments, litigation poses a risk factor. Recent litigation in a number of states seeks class certification in actions against a number of title insurers alleging violations of rate applications in those states with respect to title insurance issued in certain mortgage refinancing transactions.

Other Risks

Inadequate title searches are among the risk factors faced by the entire industry. If a title search is conducted thoroughly and accurately, there should theoretically never be a claim. When the search is less than thorough or complete, title defects can go undetected and claims result.

To a lesser extent, fraud is also a risk factor for all title companies -- sometimes in the form of an agent’s or an employee’s defalcation of escrowed funds, sometimes in the form of fraudulently issued title insurance policies.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 57% is occupied by Old Republic, and the remainder is leased to others. In addition to the Company-owned principal executive offices, a subsidiary of the Title Insurance Group partially occupies its owned headquarters building. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Eleven smaller buildings are owned by Old Republic and its subsidiaries in various parts of the country and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2006 was approximately $39.3 million.

Certain other operations of the Company and its subsidiaries are directed from leased premises. See Note 4(b) of the Notes to Consolidated Financial Statements for a summary of all material lease obligations.

Item 3 - Legal Proceedings

Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its in-surance subsidiaries. Other legal proceedings are discussed below.

Purported class actions have been filed against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state courts in Connecticut, Florida, New Jersey, Ohio, and Pennsylvania. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC has reached a tentative settlement in Florida for an amount not to exceed $1.2 million, exclusive of attorneys’ fees and costs. ORNTIC intends to defend vigorously against the actions in the other states as well but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

An action was filed in the Federal District Court for South Carolina against the Company’s wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC sought certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC’s “best available rate”. The action alleges that the decision to insure their loans at a higher rate was based on the consumers’ credit scores and constituted an “adverse action” within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action sought statutory and punitive damages, as well as other costs. A settlement agreement was reached in the action on November 29, 2006 and awaits final court approval. While the ultimate cost of the settlement will depend upon the number of consumers who participate, the Company reasonably expects the cost to be under $1 million.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol “ORI”. The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

		Closing Price		Cash
		High	Low	Dividends
1st quarter	2005	$20.10	$18.41	$.104
2nd quarter	2005	20.39	17.85	.136
3rd quarter	2005	21.34	20.02	.136
4th quarter	2005	22.44	19.88	.136
Special Dec.	2005	$-	$-	$.800	(1)

1st quarter	2006	$22.35	$20.72	$.140
2nd quarter	2006	22.35	20.20	.150
3rd quarter	2006	22.15	20.79	.150
4th quarter	2006	$23.50	$22.04	$.150
_______________
(1) In December, 2005 a special cash dividend of $.800 per share (adjusted for a concurrent 25% stock dividend of the Company’s common stock) was declared and paid.

As of January 31, 2007, there were 2,931 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2006.

The Company made no common stock repurchases during 2006 under its common stock repurchase plan.

Comparative Five-Year Performance Graph for Common Stock

The following table, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2006. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. In each instance the cumulative total return assumes reinvestment of cash dividends on a pretax basis.

The information utilized to prepare this table has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group
(For the five years ended December 31, 2006)

	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
ORI	$100.00	$102.09	$145.28	$147.91	$163.47	$186.10
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
Peer Group 1	100.00	84.33	104.64	115.36	134.56	151.55
Peer Group 2	100.00	85.94	107.62	120.30	140.58	158.38

Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2001 to 2006 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Corporation, LandAmerica Financial Group, MGIC Investment Corporation, Ohio Casualty Corporation, Radian Group Inc., SAFECO Corporation, St. Paul Travelers Companies, Inc. and XL Capital Ltd. The composition of Peer Group 1 has been approved by the Compensation Committee. It is comprised of the same companies as last year’s Peer Group except for one company (Fidelity National Financial Inc.) that was replaced by LandAmerica Financial Group because a spin-off by the former resulted in a change of its consolidated business mix which is not as representative of the Company’s business mix. Peer Group 2 consists of the same companies used by the Company for its 2005 peer group comparison.

Item 6 - Selected Financial Data ($ in millions, except share data)

	December 31,
	2006	2005
FINANCIAL POSITION:
Cash and Invested Assets (1)	$ 8,230.8	$ 7,394.1
Other Assets	4,381.4	4,149.0
Total Assets	$ 12,612.2	$ 11,543.2

Liabilities, Other than Debt	$ 8,098.6	$ 7,376.4
Debt	144.3	142.7
Total Liabilities	8,243.0	7,519.1
Preferred Stock	-	-
Common Shareholders' Equity	4,369.2	4,024.0
Total Liabilities and Shareholders’ Equity	$ 12,612.2	$ 11,543.2

Total Capitalization (2)	$ 4,513.5	$ 4,166.7

	Years Ended December 31,
	2006	2005	2004
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$ 3,400.5	$ 3,386.9	$ 3,116.1
Net Investment and Other Income	374.6	354.0	327.5
Realized Investment Gains	19.0	64.9	47.9
Net Revenues	3,794.2	3,805.9	3,491.6
Benefits, Claims, and
Settlement Expenses	1,539.6	1,465.4	1,307.9
Underwriting and Other Expenses	1,574.3	1,593.0	1,532.7
Pretax Income	680.1	747.3	650.9
Income Taxes	215.2	195.9	215.9
Net Income	$ 464.8	$ 551.4	$ 435.0

COMMON SHARE DATA: (3)
Net Income:
Basic	$ 2.01	$ 2.40	$ 1.91
Diluted	$ 1.99	$ 2.37	$ 1.89

Dividends: Cash - Regular	$ .590	$ .512	$ .402
- Special (4)	-	.800	-
- Total	$ .590	$ 1.312	$ .402
Stock	-%	25%	-%

Book Value	$ 18.91	$ 17.53	$ 16.94

Common Shares (thousands):
Outstanding	231,047	229,575	228,204

Average: Basic	231,017	229,487	228,177
Diluted	233,034	232,108	230,759

(1) Consists of cash, investments and investment income due and accrued.
(2) Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(3) All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2006.
(4) A special cash dividend of $.800 per share was paid in December 2005.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2% of both consolidated revenues for the year ended December 31, 2006 and consolidated assets as of December 31, 2006, is included within the corporate and other caption of this report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

The insurance business is distinguished from most others in that the prices (premiums) charged for various coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance of a policy. This basic fact casts Old Republic’s business as a long-term undertaking which is managed with a primary focus on the achievement of favorable underwriting results over time. In addition to operating income stemming from Old Republic’s basic underwriting and related services functions, significant revenues are obtained from investable funds generated by those functions as well as from retained shareholders’ capital. In managing investable funds the Company aims to assure stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best categorized as emphasizing value, credit quality, and relatively long-term holding periods. The Company’s ability to hold both fixed maturity and equity securities for long periods of time is enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

In light of the above factors, the Company’s affairs are managed for the long run, without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, short reporting time frames do not comport well with the long-term nature of much of its business, driven as it is by a strong focus on the fundamental underwriting and related service functions of the Company. Management believes that Old Republic’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such time intervals are likely to encompass one or two economic and/or underwriting cycles, and provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

EXECUTIVE SUMMARY

During 2006, Old Republic’s business posted new financial performance records. Assets exceeded $12.6 billion and common shareholders’ equity climbed above $4.3 billion. Consolidated earnings for the year ended December 31, 2006 benefited from the continued strength of General Insurance lines. The Company’s Mortgage Guaranty segment posted slightly lower results, while Title operations were affected by significant downturns in housing and related mortgage lending markets. Favorable investment income trends throughout Old Republic’s operating groups attenuated moderately lower underwriting/service profitability. Consolidated results for 2006 and 2005 were also affected differently by certain unusual charges or credits. Pursuant to recently issued accounting rules, 2006 earnings were constrained by accelerated recognition of stock option costs which resulted in an incremental expense of $3.7 ($2.4 after tax, or one cent per diluted share). On the other hand, 2005 earnings were enhanced by a non-recurring recovery of income taxes and related accumulated interest of $57.9 ($45.9 net of tax, or 20 cents per diluted share). The recovery was related to tax returns for the three years ended December 31, 1990.

Consolidated Results - The major components of Old Republic’s consolidated results were as follows for the periods being reported on:

Years Ended December 31,	2006	2005	2004
Operating Revenues:
General insurance	$2,138.7	$2,017.6	$1,822.5
Mortgage guaranty	529.9	516.0	489.9
Title insurance	1,007.3	1,108.6	1,051.8
Corporate and other	99.2	98.6	79.3
Total	$3,775.2	$3,741.0	$3,443.7
Pretax operating income (loss):
General insurance	$401.6	$350.0	$333.0
Mortgage guaranty	228.4	243.7	224.5
Title insurance	31.0	88.7	62.5
Corporate and other	-	(.1)	(17.2)
Sub-total	661.1	682.4	602.9
Realized investment gains (losses):
From sales	19.0	74.1	53.2
From impairments	-	(9.2)	(5.2)
Net realized investment gains	19.0	64.9	47.9
Consolidated pretax income	680.1	747.3	650.9
Income taxes	215.2	195.9	215.9
Net income	$464.8	$551.4	$435.0

Consolidated underwriting ratio:
Benefits and claims	45.3%	43.3%	42.0%
Expenses ratio	44.7	45.2%	47.3%
Composite ratio	90.0%	88.5%	89.3%

Components of diluted net income per share:
Net operating income:
Before non-recurring income tax benefit	$1.94	$1.99	$1.75
2005 non-recurring income tax benefit	-	.20	-
Total	1.94	2.19	1.75
Net realized investment gains	.05	.18	.14
Net income	$1.99	$2.37	$1.89

The table above presents consolidated results in terms of both operating and net income to highlight the effects of investment gain or loss recognition and non-recurring items on period-to-period comparisons. Operating income, however, does not replace net income computed in accordance with Generally Accepted Accounting Principles (“GAAP”) as a measure of total profitability. The recognition of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items such as the income tax recovery described above, can distort the comparability of the Company’s operating performance from period-to-period. Accordingly, management uses the non-GAAP financial measures to evaluate and explain operating performance, and believes their use enhances an understanding of Old Republic’s results.

During the final quarters of 2005 and 2004, the Company liquidated approximately 55% and 50%, respectively, of its then actively managed equity investment portfolios. As a result, above average net realized investment gains of $40.3 and $25.2, respectively, were registered in these periods. A significant portion of the sales proceeds were redirected toward index-style investment portfolios. Approximately 84% and 87% of total equity investments at December 31, 2006 and 2005, respectively, were committed to such indexed portfolios, and the remaining 16% and 13%, respectively, represented actively managed equity investment portfolios.

General Insurance Results - The General Insurance Group continued to post favorable operating results. Key indicators of that performance follow:

Years Ended December 31,	2006	2005	2004
Net premiums earned	$1,902.1	$1,805.2	$1,623.0
Net investment income	221.5	197.0	183.4
Pretax operating income	$401.6	$350.0	$333.0

Claims ratio	65.9%	66.9%	65.9%
Expense ratio	24.4	24.6	24.8
Composite ratio	90.3%	91.5%	90.7%

General Insurance earned premium growth for the past three years reflects the positive pricing and risk selection changes effected since 2000 in particular, as well as additional business produced in an environment marked by reasonably stable underwriting discipline on the part of many competitors. Premiums earned registered 5.4% growth for 2006. Substantially all 2006 premium growth stemmed from trucking insurance, home warranty, and financial indemnity insurance coverages. Loss costs remained at very acceptable levels for most major coverages, continuing to benefit from reasonably contained inflationary pressures on claim settlement costs and favorable overall development of prior years’ reserves. Production and general operating expenses remained well aligned with premium growth. Through year-end 2006, the composite underwriting ratio of claims and expenses, the most widely accepted indicator of underwriting performance in the industry, has now registered positive outcomes for five consecutive years. Net investment income rose on the strength of higher market yields and a greater invested asset base.

Claim costs attributable to hurricane damages added less than one percentage point to the composite ratio for 2005. Old Republic’s business is concentrated on liability rather than property coverages. The slight decline in underwriting results for 2005 relative to 2004 was more than offset by an increase in net investment income.

Mortgage Guaranty Results - Old Republic’s Mortgage Guaranty Group has performed within expectations in recent years. Key indicators of the Group’s performance are shown below:

Years Ended December 31,	2006	2005	2004
Net premiums earned	$444.3	$429.5	$403.2
Net investment income	74.3	70.1	67.7
Pretax operating income	$228.4	$243.7	$224.5

Claims ratio	42.8%	37.2%	35.5%
Expense ratio	22.5	22.4	25.6
Composite ratio	65.3%	59.6%	61.1%

Mortgage Guaranty Group pretax operating income for 2006 reflects a moderate decline in underwriting/service profitability partially offset by net investment income growth. For the three most recent years, premium revenue trends have responded to a combination of improving persistency, lower overall mortgage originations, and varying levels of bulk insurance production. The composite underwriting ratio for the past three years has been affected negatively by a fairly persistent rise in the claims ratio, while a decline in the expense ratio has been a positive offsetting factor. The claims ratio has risen due to the combination of increased paid claims, as well as higher claim frequency and severity levels. Production and administrative expenses remained largely within an approximate range of 22.5% to 25.5% for the periods reported upon. The higher ratio in 2004 resulted from greater stock option compensation expenses offset by recovery of certain prior years’ litigation costs. In concert with higher market yield trends in Old Republic’s overall business, Mortgage Guaranty net investment income has trended higher in the past three years even though the invested asset base has been reduced due to high shareholder dividend payments by the Group.

Title Insurance Results - Old Republic’s Title Insurance segment registered a substantial drop in profitability for 2006. Key indicators of that performance follow:

Years Ended December 31,	2006	2005	2004
Net premiums and fees earned	$980.0	$1,081.8	$1,025.2
Net investment income	26.9	26.0	25.5
Pretax operating income	$31.0	$88.7	$62.5

Claims ratio	5.9%	6.0%	5.8%
Expense ratio	93.6	88.2	90.5
Composite ratio	99.5%	94.2%	96.3%

Title premium and fee revenues dropped by 9.4% in 2006 and profit margins from underwriting/service operations deteriorated as housing and related mortgage lending activity reflected significant downtrends throughout 2006. Substantially all the margin  compression occurred in  the segment’s direct  operations, most of which  are concentrated in the Western United States. Revenues in that region alone dropped by 29.7% in 2006. The resulting production levels in those states have been lower than necessary to support the fixed portion of the operating expense structure. 2006 pretax operating income was also affected by special charges of approximately $7.0. The charges stem from estimated adjustments to filed premium rate classifications, and from additional expense provisions associated with ongoing industry-wide class action litigation. As a consequence of all these factors, Old Republic’s Title segment posted the higher 2006 composite underwriting ratio shown in the above table. While investment income reflected moderate growth, the increase was largely insufficient to counteract the reduction in underwriting/service profitability.

Title insurance premiums and fees increased by 5.5% in 2005 and dropped by 7.1% in 2004. The decline in 2004 and modest growth achieved in 2005 are generally reflective of a significant reduction in mortgage refinance activity beginning in mid-2003. The higher composite ratio for 2004 was impacted by a 2.2 percentage point increase due to title litigation costs incurred of $22.2, as well as a lower revenue base. The 2.1 percentage point improvement in the 2005 composite ratio was the result of a drop in the expense ratio from the absence of this litigation cost, offset by a slight increase in the claims ratio.

Corporate and Other Operations - Old Republic’s small life and health business, and the net costs associated with the parent holding company and its corporate services subsidiaries produced near break-even results in 2006, and pretax operating deficits of $.1 and $17.2 for 2005 and 2004, respectively. Period-to-period variability in the results of these relatively minor elements of Old Republic’s operations usually stems from the volatility inherent to the Company’s small scaled life and health business and fluctuations in the timing of expense recognition related to costs such as the aforementioned stock option expenses. The significant operating deficit for 2004 was affected by a pretax charge of $10.5 for previously deferred term-life acquisition costs.

Cash, Invested Assets, and Shareholders’ Equity -  The following table reflects the consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

As of December 31,	2006	2005
Cash and invested assets	$8,230.8	$7,394.1
Shareholders’ equity:
Total	4,369.2	4,024.0
Per share	$18.91	$17.53
Composition of shareholders’ equity per share:
Equity before items below	$18.72	$17.26
Unrealized investment gains or losses and
other accumulated comprehensive income	.19	.27
Total	$18.91	$17.53

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities, and 8% to equities most of which are committed to several indexed stock portfolios. As has been the case for many years, Old Republic’s invested asset base is structured to address enterprise-wide risk management considerations, and to assure a solid funding of its subsidiaries’ long-term obligations to insurance beneficiaries. As a result, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, non-liquid private equity commitments, or mortgage loans.

The latest periods’ changes in the shareholders’ equity account reflect principally additions from earnings in excess of dividend payments.

Effective January 1, 2006, the Company reclassified its long-term investments in U.S. Treasury Tax and Loss Bonds held by its mortgage guaranty insurance subsidiaries. The reclassification is intended to conform to more common industry reporting practices and to better align such assets with the corresponding long-term deferred income tax liabilities to which they relate. As a result of this reclassification, invested asset balances have been reduced and the prepaid income tax asset has been increased, and periodic cash flow from operating and investing activities have been adjusted by the correspondingly identical amounts shown in the following tables. The reclassification has no effect on the financial position or net income of the Company, nor does it call for the receipt or disbursement of any additional cash resources. The following table shows the effect of these adjustments on pertinent financial statement performance indicators as of the balance sheet dates and for the periods shown.

As of December 31,	2006	2005	2004
Cash and invested assets:
Previous classification	$8,699.3	$7,939.9	$7,519.5
After reclassification	8,230.8	7,394.1	7,020.2
Change	(468.4)	(545.7)	(499.3)
Total other assets:
Previous classification	3,913.0	3,603.2	3,051.3
After reclassification	4,381.4	4,149.0	3,550.6
Change	$468.4	$545.7	$499.3

Years Ended December 31,	2006	2005	2004
Cash flows from operating activities:
Previous classification	$927.4	$880.0	$828.3
After reclassification	1,004.7	833.6	775.5
Change	77.3	(46.4)	(52.8)
Cash flows from investing activities:
Previous classification	(810.1)	(589.9)	(734.1)
After reclassification	(887.4)	(543.5)	(681.3)
Change	$(77.3)	$46.4	$52.8

Each of the Company’s major segments have registered positive operating cash flow during the past three years. Consolidated operating cash flow amounted to $1,004.7 for 2006 versus $833.6 for 2005 and $775.5 for 2004. 2006 operating cash flow was enhanced by approximately $198 as a result of the acquisition of a casualty book of insurance business in the final quarter of the year. On the other hand, 2005 operating cash flow benefited from the aforementioned non-recurring tax recovery of $45.9.

TECHNICAL MANAGEMENT ANALYSIS

CRITICAL ACCOUNTING ESTIMATES

The Company’s annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continual process of evaluating, analyzing, and quantifying factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time, and thus affect future periods’ reported revenues, expenses, net income, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the reserves for losses and loss adjustment expenses. The major assumptions and methods used in the establishment of these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of investments:

Individual securities are considered for a possible write-down:

•	In the event their market value has dropped by 20% or more below their par or amortized cost and/or the security has been in an unrealized loss position for twelve consecutive months;

•	In the event of issuer default on significant obligations or emergence of such adverse information as to bring into question the validity of previously reported earnings or financial condition; and

•	When the probability of non-recovery of the original investment is established, the foregoing events or occurrences notwithstanding.

For the three years ended December 31, 2006, pretax charges due to other-than-temporary impairments in the value of securities reduced pretax income within a range of - % and 1.2% and averaged .7% of such income.

(b) Establishment of deferred acquisition costs (“DAC”)

The eligibility for deferral and the recoverability of DAC is based on the current terms and recent profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 2.1% and 2.2% and averaged 2.1% of consolidated assets. The annual change in DAC balances for the three-year period reduced underwriting, acquisition and other expenses within a range of .5% and 1.6%, and averaged .9 % of such expenses.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 36.1% and 39.7% and averaged 38.1% of the related gross reserves.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this Management Analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for the three latest accident years, particularly for so-called long tail coverages as to which information about covered losses emerges and becomes more accurately quantified over long periods of time. Long tail lines of business generally include workers compensation, auto liability, general liability, errors and omissions and directors and officers’ liability, and title insurance. Gross loss reserves related to such long tail coverages ranged between 83.8% and 85.1%, and averaged 84.4% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 82.1% and 84.0% and averaged 82.8% as of the same dates.

•
Loss trend factors that are used to establish the above noted expected loss ratios. Such factors take into account such variables as judgments and estimates for premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•	Loss development factors based on Company and/or industry statistics that are used to project reported losses to their estimated ultimate cost in each accounting period.

For each of the three most recent calendar years, prior accident years’ consolidated claim costs have developed favorably and consequently have had the effect of reducing consolidated annual loss costs between 2.9% and 6.9%, or by an average of approximately 4.3% per annum. As a percentage of each of these years’ consolidated earned premiums and fees the favorable developments have ranged between 1.3% and 3.4%, and have averaged 2.0%.

In all the above regards the Company anticipates that future periods’ financial statements will continue to reflect changes in estimates. As in the past such changes will result from altered circumstances, the continuum of newly emerging information and its effect on past assumptions and judgments, the effects of securities markets valuations, and changes in inflation rates and future economic conditions beyond the Company’s control. As a result, Old Republic cannot predict, quantify, or guaranty the likely impact that probable changes in estimates will have on its future financial condition or results of operations.

CHANGES IN ACCOUNTING POLICIES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised (“FAS 123R”), “Share-Based Payment” using the modified prospective transition method. The impact of the adoption of FAS123R is discussed in note 1(q) of the notes to consolidated financial statements.

On December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (“FAS158”) “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. The impact of the adoption of FAS 158 is discussed in note 1(m) of the notes to the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, effective in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company anticipates that adoption of FIN 48 will not have a material effect on its consolidated financial statements. As indicated in Note 1(i) of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

FINANCIAL POSITION

The Company’s financial position at December 31, 2006 reflected increases in assets, liabilities and common shareholders’ equity of 9.3%, 9.6% and 8.6%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 65.3% and 64.1% of consolidated assets as of December 31, 2006 and December 31, 2005, respectively. Consolidated operating cash flow was positive at $1,004.7 in 2006 compared to $833.6 in 2005 and $775.5 in 2004. As of December 31, 2006, the invested asset base increased 11.4% to $8,056.1 principally as a result of positive operating cash flows.

During 2006 and 2005, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2006 and 2005, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called “junk bonds” or types of securities categorized as derivatives. At December 31, 2006, the Company had $4.0 of fixed maturity investments in default as to principal and/or interest.

      Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2006. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The market value of the Company’s long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders’ equity account, and as a separate component of the statement of comprehensive income. Given the Company’s inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic’s bond and stock portfolios would affect negatively the common shareholders’ equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other than temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company’s estimate of other than temporary impairments is insufficient at any point in time, future periods’ net income would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (1)

	December 31,
	2006	2005
Aaa	32.9%	32.6%
Aa	19.0	18.4
A	26.4	27.9
Baa	20.1	20.2
Total investment grade	98.4	99.1
All other (2)	1.6	.9
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2) “All other” includes non-investment or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	December 31, 2006
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$31.0		$1.4
Retail	13.3		.8
Consumer Durables	7.6		.8
Finance	17.1		.2
Consumer Non-durables	8.1		.1
Total	$77.3	(3)	$3.4
(3) Represents 1.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	December 31, 2006
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$1,343.4		$14.7
Utilities	487.3		13.1
Consumer Non-durables	272.7		5.9
Industrials	322.9		5.0
Other (includes 17 industry groups)	2,226.1		45.5
Total	$4,652.6	(4)	$84.4
(4) Represents 67.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	December 31, 2006
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Insurance	$7.6		$.8
Consumer Non-durables	8.2		.4
Banking	3.6		.3
Consumer Durables	3.5		.1
Health Care	3.9		.1
Total	$27.0	(5)	$1.8	(6)
(5) Represents 5.1% of the total equity securities portfolio.
(6) Represents .3% of the cost of the total equity securities portfolio, while gross unrealized gains represent 25.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	December 31, 2006
	Amortized Cost of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$385.6	$6.0	$1.8	$-
Due after one year through five years	1,904.2	50.5	34.0	1.6
Due after five years through ten years	2,423.9	20.6	51.6	1.7
Due after ten years	16.1	-	.3	-
Total	$4,730.0	$77.3	$87.8	$3.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	December 31, 2006
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$5.2	$-	$-	$5.2
Seven to twelve months	10.2	-	-	10.2
More than twelve months	72.3	-	-	72.3
Total	$87.8	$-	$-	$87.8
Equity Securities:
One to six months	$.5	$-	$-	$.5
Seven to twelve months	1.2	-	-	1.2
More than twelve months	-	-	-	-
Total	$1.8	$-	$-	$1.8

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	295	-	-	295
Seven to twelve months	184	-	-	184
More than twelve months	735	-	-	735
Total	1,214	-	-	1,214	(7)
Equity Securities:
One to six months	3	-	-	3
Seven to twelve months	4	-	-	4
More than twelve months	-	-	1	1
Total	7	-	1	8	(7)

(7) At December 31, 2006 the number of issues in an unrealized loss position represent 63.6% as to fixed maturities, and  9.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (December 31, 2006 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	December 31,
	2006	2005
Maturity Ranges:
Due in one year or less	9.6%	10.9%
Due after one year through five years	44.4	41.5
Due after five years through ten years	45.6	46.9
Due after ten years through fifteen years	.4	.7
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.7
Duration (8)	3.9	4.0

(8)  Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of December 31, 2006 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	December 31,
	2006	2005
Fixed Maturity Securities:
Amortized cost	$6,873.8	$6,323.7
Estimated fair value	6,832.6	6,331.6
Gross unrealized gains	46.6	79.5
Gross unrealized losses	(87.8)	(71.5)
Net unrealized gains (losses)	$(41.2)	$7.9

Equity Securities:
Cost	$534.7	$500.9
Estimated fair value	669.1	552.4
Gross unrealized gains	136.1	55.1
Gross unrealized losses	(1.8)	(3.6)
Net unrealized gains	$134.3	$51.5

Among other major assets, substantially all of the Company’s receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company’s deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets or shareholders’ equity.

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $533.6 in dividends from its subsidiaries in 2007 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs of which $19.0 was outstanding at December 31, 2006.

Old Republic’s total capitalization of $4,513.5 at December 31, 2006 consisted of debt of $144.3 and common shareholders' equity of $4,369.2. Changes in the common shareholders’ equity account for the three most recent years reflect primarily the retention of earnings in excess of dividend requirements. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 25 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and the long-term expectations for the Company’s consolidated business. At its February 14, 2006 meeting, the Board of Directors approved a new quarterly cash dividend rate of 15 cents per share effective in the second quarter of 2006, up from 14 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through December 31, 2006 pursuant to this authorization. In December 2005, the Company cancelled 3.5 million common shares previously reported as treasury stock, restoring them to unissued status; this had no effect on total shareholders’ equity or the financial condition of the Company.

The following table shows certain information relating to the Company’s contractual obligations as of December 31, 2006:

	Payments Due in the Following Years
	Total	2007	2008 and 2009	2010 and 2011	2012 and after
Contractual Obligations:
Debt	$144.3	$140.4	$1.7	$1.6	$.4
Interest on Debt	4.7	4.1	.4	.1	-
Operating Leases	159.1	39.3	55.0	26.0	38.7
Pension Benefits Contributions (1)	81.0	-	10.1	24.7	46.2
Claim & Claim Expense Reserves (2)	5,534.7	1,222.2	1,188.3	538.5	2,585.5
Total	$5,923.9	$1,406.2	$1,255.7	$591.1	$2,670.9

(1)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), Bituminous Casualty Corporation Retirement Income Plan (the Bitco Plan), and the Old Republic National Title Group Pension Plan (the Title Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.

(2)
Amounts are reported gross of reinsurance. As discussed herein with respect to the nature of loss reserves and the estimating process utilized in their establishment, the Company’s loss reserves do not have a contractual maturity date. Estimated gross loss payments are based primarily on historical claim payment patterns, are subject to change due to a wide variety of factors, do not reflect anticipated recoveries under the terms of reinsurance contracts, and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.

RESULTS OF OPERATIONS

Revenues: Premiums & Fees

Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company’s mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 32% of consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2004	$1,623.0	$403.2	$1,025.2	$64.6	$3,116.1	6.1%
2005	1,805.2	429.5	1,081.8	70.3	3,386.9	8.7
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%

Earned premiums in the General Insurance Group grew by 5.4%, 11.2%, and 17.6% in 2006, 2005, and 2004, respectively, as a result of additional business produced in a reasonably stable underwriting environment. Mortgage guaranty premium revenue trends for 2006 reflect improved business persistency, lower overall mortgage originations, and higher levels of bulk insurance production. 2005 net premiums earned rose due to bulk business growth as well as a higher average premium rate on new traditional primary business production. Title Group premium and fee revenues decreased by 9.4% in 2006. The decline was particularly accentuated in the segment’s direct operations most of which are concentrated in the Western United States.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	37.9%	21.8%	11.8%	11.3%	5.8%	11.4%
2005	39.2	21.9	10.3	11.0	5.4	12.2
2006	39.8%	21.7%	11.0%	10.7%	5.1%	11.7%

    The following tables provide information on risk exposure trends for Old Republic’s Mortgage Guaranty Group.

New Insurance Written	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$24,749.4	$4,487.8	$7,324.7	$36,562.0
2005	20,554.5	9,944.3	498.2	30,997.1
2006	$17,187.0	$13,716.7	$583.7	$31,487.5

New Risk Written
Years Ended December 31:
2004	$6,100.2	$112.4	$89.9	$6,302.5
2005	5,112.4	1,053.1	11.7	6,177.4
2006	$4,246.8	$1,146.6	$12.2	$5,405.7

Net Risk In Force
As of December 31:
2004	$15,452.2	$834.8	$580.9	$16,868.0
2005	14,711.2	1,758.8	586.1	17,056.2
2006	$14,582.1	$2,471.1	$578.9	$17,632.2

Analysis of Risk in Force:
By Fair Isaac & Company (“FICO”) Scores:	FICO less than 620	FICO 620 to 680	FICO greater than 680	Unscored/ Unavailable
Traditional Primary
As of December 31:
2004	8.6%	31.1%	51.4%	8.9%
2005	8.3	31.8	53.1	6.8
2006	8.5%	32.6%	54.6%	4.3%

Bulk (1)
As of December 31:
2004	11.5%	45.4%	40.9%	2.2%
2005	21.2	38.7	38.7	1.4
2006	24.1%	35.7%	39.8%	.4%

By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95
Traditional Primary
As of December 31:
2004	5.7%	36.8%	42.0%	15.5%
2005	5.4	37.7	39.1	17.8
2006	5.0%	37.4%	36.0%	21.6%

Bulk (1)
As of December 31:
2004	66.4%	16.9%	12.9%	3.8%
2005	57.3	27.4	11.6	3.7
2006	63.4%	23.1%	9.0%	4.5%

By Type of Loan Documentation:	Full Documentation	Reduced Documentation
Traditional Primary
As of December 31:
2004	93.2%	6.8%
2005	90.6	9.4
2006	89.4%	10.6%

Bulk (1)
As of December 31:
2004	34.0%	66.0%
2005	51.9	48.1
2006	51.9%	48.1%

(1) Bulk pool risk in-force, which represented 44.7% of total bulk risk in-force at December 31, 2006, has been allocated pro-rata based on insurance in-force.

Premium and Persistency Trends:
	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk (1)
Years Ended December 31:
2004	$483.6	$403.2	64.5%	55.7%
2005	508.0	429.5	65.5	59.5
2006	$524.7	$444.3	73.1%	70.5%
(1) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2004	38.1%	61.9%
2005	37.1	62.9
2006	32.3%	67.7%

Revenues: Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company’s funds are invested during individual reporting periods. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over market values, yields are evaluated on the basis of investment income earned in relation to the amortized cost of the underlying invested assets, though yields based on the market values of such assets are also shown in the statistics below.

						Market	Invested
	Invested Assets at Cost					Value	Assets at
	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2005	$4,694.8	$1,515.4	$616.8	$326.4	$7,153.5	$76.6	$7,230.2
2006	$5,524.8	$1,571.6	$611.1	$246.6	$7,954.3	$101.8	$8,056.1

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2004	$183.4	$67.7	$25.5	$14.0	$290.8	4.6%	4.4%
2005	197.0	70.1	26.0	16.9	310.1	4.5	4.4
2006	$221.5	$74.3	$26.9	$18.7	$341.6	4.5%	4.5%

Consolidated net investment income grew by 10.2%, 6.6% and 4.2% in 2006, 2005 and 2004, respectively. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as continuation of a lower yield environment during the past several years.

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2006, 2005, and 2004, 77.2%, 67.9% and 80.3%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. As previously noted, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

	Realized Gains on Disposition of:			Impairment Losses on:
	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Net realized gains
Years Ended
December 31:
2004	$4.6	$48.5	$53.2	$-	$(5.2)	$(5.2)	$47.9
2005	4.5	69.6	74.1	(2.7)	(6.5)	(9.2)	64.9
2006	$2.0	$16.9	$19.0	$-	$-	$-	$19.0

Expenses: Benefits and Claims

In order to achieve a necessary matching of premium and fee revenues and expenses, the Company records the benefits, claims and related settlement costs that have been incurred during each accounting period. Total claim costs are affected by the amount of paid claims and the adequacy of reserve estimates established for current and prior years’ claim occurrences at each balance sheet date.

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2006 and 2005:

	December 31,
	2006		2005
	Gross	Net	Gross	Net
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)	$ 977.7	$ 810.9	$ 878.4	$ 692.9
Workers' compensation	2,093.2	1,175.7	1,775.0	915.1
General liability	1,123.8	537.3	991.3	418.1
Other coverages	610.0	400.7	597.5	387.8
Unallocated loss adjustment expense reserves	147.0	97.8	159.2	92.9
Total general insurance reserves	4,951.8	3,022.6	4,401.7	2,507.0

Mortgage guaranty	248.6	247.9	214.7	213.7
Title	278.4	278.4	268.8	268.8
Life and health	28.4	21.6	26.5	19.9
Unallocated loss adjustment expense reserves - other coverages	27.2	27.2	28.0	28.0
Total claim and loss adjustment expense reserves	$ 5,534.7	$ 3,598.0	$ 4,939.8	$ 3,037.6
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$ 194.9	$ 157.8	$ 170.7	$ 132.2
% of total general insurance reserves	3.9%	5.2%	3.9%	5.3%

The Company’s reserve for loss and loss adjustment expenses represents the accumulation of estimates of ultimate losses, including incurred but not reported losses and loss adjustment expenses. The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors as further discussed below. Consequently, reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time the Company is exposed to possibly higher or lower than anticipated claim costs and the resulting changes in estimates are recorded in operations of the periods during which they are made. Increases to prior reserve estimates are often referred to as unfavorable development whereas any changes that decrease previous estimates of the Company’s ultimate liability are referred to as favorable development.

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2006, such reserves accounted for 89.5% and 84.0% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2005 represented 89.1% and 82.5% of the respective consolidated amounts.

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ (“E&O/D&O”) liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 87% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers’ liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company’s best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves, although, as discussed below, over the most recent ten-year period management’s estimates have developed slightly favorably on an overall basis.

Overall loss reserves consist of liability estimates for claims that have been reported (“case”) to the Company’s insurance subsidiaries and reserves for claims that have been incurred but not yet reported (“IBNR”) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled approximately $151.0, $138.3 and $139.3 as of December 31, 2006, 2005, and 2004, respectively.

A large variety of statistical analyses and formula calculations are utilized to provide for IBNR claim costs as well as additional costs that can arise from such factors as monetary and social inflation, changes in claims administration processes, changes in reinsurance ceded and recoverability levels, and expected trends in claim costs and related ratios. Typically, such formulas take into account so-called link ratios that represent prior years’ patterns of incurred or paid loss trends between succeeding years, or past experience relative to progressions of the number of claims reported over time and ultimate average costs per claim.

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers’ compensation, officers and directors’ liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years’ loss reserves on the basis of expected loss ratios. Expected loss ratios typically reflect the projected loss ratio from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, or mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years’ loss trends and costs.

Mortgage guaranty insurance loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of IBNR. Further, such loss reserve estimates also take into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan defaults at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses, concurrently with the recognition of premium and escrow service revenues. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate costs of claims.

Incurred Loss Experience

Management is of the opinion that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could have a material effect on its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company’s losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2006	2005	2004
Gross reserves at beginning of year	$ 4,939.8	$ 4,403.5	$ 4,022.7
Less: reinsurance losses recoverable	1,902.1	1,639.6	1,522.5
Net reserves at beginning of year	3,037.6	2,763.8	2,500.1
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	1,646.4	1,504.5	1,348.7
Change in provision for insured events of prior years	(114.0)	(43.9)	(43.1)
Total incurred claims and claim adjustment expenses	1,532.5	1,460.7	1,305.7
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	432.4	484.6	403.6
Claims and claim adjustment expenses attributable to
insured events of prior years	539.6	702.1	638.2
Total payments	972.1	1,186.8	1,041.9
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	3,598.0	3,037.6	2,763.8
Reinsurance losses recoverable	1,936.6	1,902.1	1,639.6
Gross reserves at end of year	$ 5,534.7	$ 4,939.8	$ 4,403.5

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

Years Ended December 31:	2006	2005	2004
General	65.9%	66.9%	65.9%
Mortgage	42.8	37.2	35.5
Title	5.9	6.0	5.8
Consolidated benefits and claims ratio	45.3%	43.3%	42.0%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	48.7%	44.6%	43.4%
Change in provision for insured events of prior years:
Due to asbestos and environmental	1.1	1.5	2.0
Due to all other coverages	(4.5)	(2.8)	(3.4)
Net (favorable) unfavorable development	(3.4)	(1.3)	(1.4)
Consolidated benefits and claims ratio	45.3%	43.3%	42.0%

The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio’s variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable developments that reduced the consolidated loss ratio by 2.1%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance coverage types were as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	66.5%	72.4%	47.6%	56.2%	108.6%	59.3%
2005	67.2	78.9	48.9	52.2	97.4	58.5
2006	75.3%	74.6%	41.5%	55.0%	57.5%	54.8%

The general insurance portion of the claims ratio reflects reasonably consistent trends for all reporting periods. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily stemming from the commercial automobile and the E&O/D&O (financial indemnity) lines of business; this was partially offset by unfavorable development in excess workers compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as reclassifications of other coverages’ reserves, typically workers compensation, deemed to be assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies.  While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006 and 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 3.4% of general insurance group net incurred losses for the five years ended December 31, 2006.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2006 and 2005 is as follows:
	December 31,
	2006		2005
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$141.1	$108.9	$90.1	$74.2
Loss and loss expenses incurred	29.6	18.1	70.0	47.6
Claims and claim adjustment expenses paid	(18.9)	(9.6)	(19.1)	(12.9)
Reserves at end of year	151.8	117.3	141.1	108.9

Environmental:
Reserves at beginning of year	29.6	23.2	28.8	22.8
Loss and loss expenses incurred	20.1	19.9	9.5	3.8
Claims and claim adjustment expenses paid	(6.7)	(2.7)	(8.7)	(3.4)
Reserves at end of year	43.1	40.4	29.6	23.2
Total asbestos and environmental reserves	$194.9	$157.8	$170.7	$132.2

The mortgage guaranty claims ratios have continued to rise in recent years, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent year-over-year claim ratio comparisons reflect continued upward pressure from these factors.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim Amount (1)		Delinquency Ratio
	Traditional Primary	Bulk (2)	Traditional Primary	Bulk (2)
Years Ended December 31:
2004	$ 23,920	$ 19,885	4.11%	4.59%
2005	24,255	20,639	4.67	3.67
2006	$ 25,989	$ 21,846	4.41%	3.29%

(1) Amounts are in whole dollars.
(2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

	Traditional Primary Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	MN	SC	NC	MI
As of December 31:
2004	3.2%	5.0%	5.6%	3.8%	7.6%	4.4%	3.5%	5.0%	4.9%	6.1%
2005	3.1	5.7	5.9	4.2	8.3	4.7	4.0	5.4	4.9	7.3
2006	2.7%	4.5%	6.1%	4.5%	7.8%	4.8%	5.4%	4.8%	4.6%	8.2%

	Bulk Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	CA	NJ	AZ	NY
As of December 31:
2004	2.5%	6.1%	7.0%	5.2%	13.3%	6.5%	1.3%	3.3%	3.6%	4.9%
2005	1.9	5.5	5.8	3.0	8.4	5.3	.9	3.7	.9	4.3
2006	1.6%	4.0%	4.4%	4.2%	9.3%	5.1%	1.6%	3.5%	1.0%	4.4%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (3):
	FL	TX	GA	IL	OH	PA	CA	NJ	NC	MI
As of December 31:
2004	2.7%	4.8%	5.1%	2.5%	7.2%	4.1%	1.1%	3.7%	3.5%	5.3%
2005	2.4	5.3	5.3	2.8	7.5	4.3	.9	3.7	3.8	6.4
2006	2.0%	4.1%	5.2%	3.1%	7.3%	4.3%	1.4%	3.6%	3.3%	7.2%

(3) As determined by risk in force as of December 31, 2006, these 10 states represent approximately 50%, 59%, and 50% of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios have been in the low single digits in each of the past three years due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular.

Volatility of Reserve Estimates and Sensitivity

There is a great deal of uncertainty in the estimates of loss and loss adjustment expense reserves and unanticipated events can have both a favorable or unfavorable impact on such estimates. The Company believes that the factors most responsible, in varying and continually changing degrees, for such favorable or unfavorable development are as follows:

General insurance net claim reserves could be affected by lower than expected frequencies of claims incurred but not reported, the effect of reserve discounts applicable to workers’ compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical benefits portion of claims, and higher than expected IBNR due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

Mortgage guaranty net claim reserve levels could be affected adversely by several factors, including a change in the mix of insured business toward loans that have a higher probability of default, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values and/or an increase in housing supply that could increase the rate at which defaults go to claim and the overall severity of such claims.

Title insurance loss reserve levels could be impacted adversely by such developments as reduced loan refinancing activity, the effect of which could be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, could lead to increased occurrences of fraud, defalcations or mechanics’ liens.

With respect to Old Republic’s small life and health insurance operations, reserve adequacy may be affected adversely by greater than anticipated medical care cost inflation as well as greater than expected frequency and severity of claims. In life insurance, as in general insurance, concentrations of insured lives coupled with a catastrophic event would represent the Company’s largest exposure.

  Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears on page 9 under Item 1 of this Annual Report on Form 10-K. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2006 for the general insurance business which comprises the largest portion of Old Republic’s loss and loss adjustment expense reserves at 84.0% of the total. For each of these ten calendar years, prior accident years’ general insurance claim reserves have developed, as a percentage of the original estimates, within a range of 6.9% unfavorable in 2000 to a 6.2% favorable development in 1996. For the ten year period the net development has averaged .4% favorable.

    On a consolidated basis, which includes all coverages provided by the Company, the annual favorable development on prior year loss reserves over the same ten year period has ranged from 1.6% to 7.4% and averaged 4.6%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic’s existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2006 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company’s insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company’s insurance coverages indicates a gradual downward trend in favorable development during the most recent three years. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company’s reserves as of December 31, 2006.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of this Annual Report on Form 10-K on pages 13 and 14.

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements, the Company is generally reimbursed for losses exceeding contractually agreed-upon levels. During the three year period ended December 31, 2006, the Company’s net retention has been increasing gradually within the general insurance segment; however, such changes have not had a material impact on the Company’s consolidated financial statements.

Generally, mortgage guaranty insurance risk is reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions, and financial and other intermediaries whose customers are insured by Old Republic. Except for minor amounts of facultative reinsurance covering large risks, the title insurance segment does not utilize reinsurance in managing its insurance risk. The Company does not anticipate any significant changes to its reinsurance programs during 2007.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	24.8%	25.6%	90.5%	47.3%
2005	24.6	22.4	88.2	45.2
2006	24.4%	22.5%	93.6%	44.7%

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

The General Insurance Group’s expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The decline in the Mortgage Guaranty segment’s 2005 ratio reflects the absence of this segments’ share of 2004 stock option costs, as well as a combination of lower contract underwriting costs, reductions in variable sales expenses, and continued attention to operating efficiencies. The slight increase in the 2006 expense ratio reflects higher stock option compensation costs.

Increased title sales volume and the absence of settlement charges related to consumer and regulatory litigation affecting Old Republic’s California title insurance subsidiary in 2004 led to a lower expense ratio in 2005. The increase in the 2006 expense ratio results from a decline in revenues from direct operations, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	90.7%	61.1%	96.3%	89.3%
2005	91.5	59.6	94.2	88.5
2006	90.3%	65.3%	99.5%	90.0%

Expenses: Income Taxes

The effective consolidated income tax rates were 31.7% in 2006, 26.2% in 2005, and 33.2% in 2004. The 2005 effective tax rate was reduced and net earnings enhanced by tax and related interest recoveries of $57.9 ($45.9 net of tax, or 20 cents per share), in the second quarter due to the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained consistent with those of the corresponding prior periods. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

OTHER INFORMATION

Reference is here made to “Information About Segments of Business” appearing elsewhere herein.

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

Some of the statements made in this report, as well as oral statements or commentaries made by the Company’s management in conference calls following earnings releases, can constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences, involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title insurance results can be affected by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations. A more detailed discussion of all the foregoing risks appears in Part I, Item 1A - Risk Factors, of this Annual Report, which is specifically incorporated herein by reference.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise any and all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments as a result of changes in interest rates, equity prices, foreign exchange rates and commodity prices. Old Republic’s primary market risks consist of interest rate risk associated with investments in fixed maturities and equity price risk associated with investments in equity securities. The Company has no material foreign exchange or commodity risk.

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

     The market value of the Company’s long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders’ equity account, and as a separate component of the statement of comprehensive income. Given the Company’s inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

    The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2006:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500	Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$ 6,832.6	100 basis point rate increase	$ 6,594.4
		200 basis point rate increase	6,335.8
		100 basis point rate decrease	7,149.9
		200 basis point rate decrease	$ 7,448.3
Equity Price Risk:
Equity Securities	$ 669.1	10% increase in the S&P 500	$ 732.0
		20% increase in the S&P 500	794.9
		10% decline in the S&P 500	606.2
		20% decline in the S&P 500	$ 543.3

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for
Old Republic International Corporation and Subsidiairies:
Page No.

Consolidated Balance Sheets	45
Consolidated Statements of Income	46
Consolidated Statements of Comprehensive Income	47
Consolidated Statements of Preferred Stock and
Common Shareholders' Equity	48
Consolidated Statements of Cash Flows	49
Notes to Consolidated Financial Statements	50 - 70
Report of Independent Registered Public Accounting Firm	71

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	December 31,
	2006	2005
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (cost: $6,873.8 and $6,323.7)	$ 6,832.6	$ 6,331.6
Equity securities (at fair value) (cost: $534.7 and $500.9)	669.1	552.4
Short-term investments (at fair value which approximates cost)	493.6	275.3
Miscellaneous investments	52.7	62.7
Total	8,048.1	7,222.2
Other investments	7.9	8.0
Total investments	8,056.1	7,230.2

Other Assets:
Cash	71.6	68.3
Securities and indebtedness of related parties	21.8	16.4
Accrued investment income	102.9	95.5
Accounts and notes receivable	962.1	803.4
Federal income tax recoverable: Current	15.5	-
Prepaid federal income tax	468.4	545.7
Reinsurance balances and funds held	74.2	81.0
Reinsurance recoverable: Paid losses	58.6	59.4
Policy and claim reserves	2,172.7	2,107.8
Deferred policy acquisition costs	264.9	240.0
Sundry assets	342.9	294.9
	4,556.1	4,312.9
Total Assets	$ 12,612.2	$ 11,543.2

Liabilities, Preferred Stock, and Common Shareholders’ Equity
Liabilities:
Losses, claims, and settlement expenses	$ 5,534.7	$ 4,939.8
Unearned premiums	1,209.4	1,039.3
Other policyholders' benefits and funds	188.6	188.8
Total policy liabilities and accruals	6,932.8	6,167.9
Commissions, expenses, fees, and taxes	243.5	227.2
Reinsurance balances and funds	314.4	307.0
Federal income tax payable: Current	-	129.3
Deferred	469.4	421.6
Debt	144.3	142.7
Sundry liabilities	138.4	123.1
Commitments and contingent liabilities
Total Liabilities	8,243.0	7,519.1

Preferred Stock:
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity:
Common stock (1)	231.0	229.5
Additional paid-in capital	319.5	288.6
Retained earnings	3,773.9	3,444.9
Accumulated other comprehensive income	44.6	60.8
Total Common Shareholders' Equity	4,369.2	4,024.0
Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$ 12,612.2	$ 11,543.2
_______________
(1) At December 31, 2006 and 2005, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 231,047,890 in 2006 and 229,575,404 in 2005 were issued and outstanding. At December 31, 2006 and 2005, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

	Years Ended December 31,
	2006	2005	2004

Revenues:
Net premiums earned	$ 3,154.1	$ 3,062.3	$ 2,804.8
Title, escrow, and other fees	246.3	324.6	311.2
Total premiums and fees	3,400.5	3,386.9	3,116.1
Net investment income	341.6	310.1	290.8
Other income	33.0	43.9	36.7
Total operating revenues	3,775.2	3,741.0	3,443.7
Realized investment gains	19.0	64.9	47.9
Total revenues	3,794.2	3,805.9	3,491.6

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	1,532.3	1,460.1	1,305.6
Dividends to policyholders	7.3	5.3	2.2
Underwriting, acquisition, and other expenses	1,564.4	1,583.4	1,523.8
Interest and other charges	9.9	9.5	8.9
Total expenses	3,114.0	3,058.5	2,840.7
Income before income taxes	680.1	747.3	650.9

Income Taxes:
Current	158.8	263.0	183.4
Deferred (Credits)	56.4	(67.1)	32.5
Total	215.2	195.9	215.9
Net Income	$ 464.8	$ 551.4	$ 435.0

Net Income Per Share:
Basic:	$ 2.01	$ 2.40	$ 1.91
Diluted:	$ 1.99	$ 2.37	$ 1.89

Average shares outstanding: Basic	231,017,947	229,487,273	228,177,278
Diluted	233,034,986	232,108,491	230,759,540

Dividends Per Common Share:
Cash: Regular	$ .590	$ .512	$ .402
Special	-	.800	-
Total	$ .590	$ 1.312	$ .402
Stock	-%	25%	-%

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

	Years Ended December 31,
	2006	2005	2004

Net income as reported	$ 464.8	$ 551.4	$ 435.0

Other comprehensive income (loss):
Foreign currency translation adjustment	(1.4)	2.9	7.3
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	44.2	(120.5))	(49.9))
Less: elimination of pretax realized gains
included in income as reported	19.0	64.9	47.9
Pretax unrealized gains (losses) on securities
carried at market value	25.2	(185.4))	(97.8))
Deferred income taxes (credits)	8.7	(64.9))	(34.2))
Net unrealized gains (losses) on securities	16.4	(120.5))	(63.5))
Minimum Pension Liability:
Minimum pension liability	(17.1)	(1.7))	(1.5))
Deferred income tax credits	(6.0)	(.6))	(.5))
Minimum pension liability, net of tax credits	(11.1)	(1.1))	(.9))
Net adjustments	3.8	(118.7))	(57.2))

Comprehensive income	$ 468.7	$ 432.6	$ 377.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

	Years Ended December 31,
	2006	2005	2004
Convertible Preferred Stock:
Balance, end of year	$ -	$ -	$ -

Common Stock:
Balance, beginning of year	$ 229.5	$ 185.4	$ 184.4
Stock dividend	-	45.9	-
Dividend reinvestment plan	-	-	-
Exercise of stock options	1.4	.9	.9
Stock awards	-	-	-
Treasury stock restored to unissued status	-	(2.8))	-
Balance, end of year	$ 231.0	$ 229.5	$ 185.4

Additional Paid-in Capital:
Balance, beginning of year	$ 288.6	$ 270.4	$ 245.5
Dividend reinvestment plan	1.1	2.0	.8
Exercise of stock options	16.4	18.1	15.3
Stock option compensation	13.3	4.8	8.7
Stock awards	-	.2	-
Treasury stock restored to unissued status	-	(7.1))	-
Balance, end of year	$ 319.5	$ 288.6	$ 270.4

Retained Earnings:
Balance, beginning of year	$ 3,444.9	$ 3,240.1	$ 2,896.8
Net income	464.8	551.4	435.0
Dividends on common stock: cash	(135.8)	(300.7))	(91.6))
stock	-	(45.9))	-
Balance, end of year	$ 3,773.9	$ 3,444.9	$ 3,240.1

Accumulated Other Comprehensive Income:
Balance, beginning of year	$ 60.8	$ 179.5	$ 236.8
Foreign currency translation adjustments	(1.4)	2.9	7.3
Net unrealized gains (losses) on securities	16.4	(120.5))	(63.5))
Minimum pension liability, net of tax credits	(11.1)	(1.1)	(.9)
Adjustment to initially apply FAS 158, net of tax credits	(20.0)	-	-
Balance, end of year	$ 44.6	$ 60.8	$ 179.5

Treasury Stock:
Balance, beginning of year	$ -	$ (10.0)	$ (10.0)
Acquired during the year	-	-	-
Restored to unissued status	-	10.0	-
Balance, end of year	$ -	$ -	$ (10.0)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 464.8	$ 551.4	$ 435.0
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	(24.6)	(7.2)	(9.4)
Premiums and other receivables	(85.5)	(212.7)	(33.4)
Unpaid claims and related items	560.2	273.9	262.8
Other policyholders’ benefits and funds	138.9	96.2	82.8
Income taxes	(89.1)	53.9	56.5
Prepaid federal income taxes	77.3	(46.4)	(52.8)
Reinsurance balances and funds	(77.7)	154.3	(10.5)
Realized investment gains	(19.0)	(64.9)	(47.9)
Accounts payable, accrued expenses and other	59.6	34.9	92.5
Total	1,004.7	833.6	775.5

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	729.1	794.7	608.4
Sales	215.3	375.2	149.6
Sales of:
Equity securities	21.7	325.8	334.0
Other investments	21.2	12.9	12.7
Fixed assets for company use	.8	5.7	.9
Investment in subsidiary	7.7	-	-
Cash and short-term investments of subsidiaries acquired	17.6	1.2	2.5
Purchases of:
Fixed maturity securities	(1,517.5)	(1,748.4)	(1,533.9)
Equity securities	(50.7)	(380.8)	(250.3)
Other investments	(9.2)	(5.2)	(1.9)
Fixed assets for company use	(19.6)	(37.6)	(20.1)
Investments in subsidiaries	(71.3)	(10.1)	(1.4)
Cash and short-term investments of subsidiaries sold	(5.5)	-	-
Net decrease (increase) in short-term investments	(218.2)	118.9	15.5
Other-net	(8.9)	4.0	2.6
Total	(887.4)	(543.5)	(681.3)

Cash flows from financing activities:
Issuance of debentures and notes	3.2	1.0	-
Issuance of common shares	18.9	18.4	14.6
Redemption of debentures and notes	(1.5)	(1.4)	(.6)
Dividends on common shares	(135.8)	(300.7)	(91.6)
Other-net	1.2	.2	(3.1)
Total	(113.9)	(282.4)	(80.8)

Increase (decrease) in cash:	3.3	7.7	13.3
Cash, beginning of year	68.3	60.5	47.2
Cash, end of year	$ 71.6	$ 68.3	$ 60.5

Supplemental cash flow information:
Cash paid during the year for: Interest	$ 9.7	$ 9.4	$ 8.7
Income taxes	$ 302.0	$ 138.4	$ 156.5
See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), mortgage guaranty and title insurance businesses. In this report, “Old Republic”, or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty and Title Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. Note 6 shows summary results for the Company's business segments.

Note 1 - Summary of Significant Accounting Policies - The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Consolidation Practices-The consolidated financial statements include the accounts of the Company and those of its major insurance underwriting and service subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Accounting Principles-The Company's insurance underwriting subsidiaries maintain their records in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In consolidating such subsidiaries, adjustments have been made to conform their accounts with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

(c) Investments-The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2006 and 2005, the Company's invested assets were classified as “available for sale.”

Fixed maturity securities classified as “available for sale” and other preferred and common stocks (equity securities) are included at fair value with changes in such values, net of deferred income taxes, reflected directly in shareholders’ equity. Fair values for fixed maturity securities and equity securities are based on quoted market prices or estimates using values obtained from independent pricing services as applicable.

The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company’s estimate of other than temporary impairments is insufficient at any point in time, future periods’ net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized no other than temporary impairments of investments for the year ended December 31, 2006, while recognizing $9.2 and $5.2 for the years ended December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
December 31, 2006:
U.S. & Canadian Governments	$ 708.7	$ 11.6	$ 5.6	$ 714.7
Tax-exempt	2,234.1	10.1	14.7	2,229.5
Utilities	936.5	7.2	19.8	923.8
Corporate	2,994.4	17.6	47.6	2,964.4
	$ 6,873.8	$ 46.6	$ 87.8	$ 6,832.6

December 31, 2005:
U.S. & Canadian Governments	$ 699.3	$ 18.2	$ 4.0	$ 713.4
Tax-exempt	1,976.4	15.0	16.2	1,975.2
Utilities	924.2	13.1	14.3	923.0
Corporate	2,723.7	33.1	36.9	2,719.8
	$ 6,323.7	$ 79.5	$ 71.5	$ 6,331.6

The amortized cost and estimated fair value at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$ 662.6	$ 662.5
Due after one year through five years	3,052.3	3,048.6
Due after five years through ten years	3,134.2	3,097.0
Due after ten years	24.6	24.4
	$ 6,873.8	$ 6,832.6

Bonds and other investments with a statutory carrying value of $231.1 as of December 31, 2006 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
Equity securities	$ 534.7	$ 136.1	$ 1.8	$ 669.1

December 31, 2005:
Equity securities	$ 500.9	$ 55.1	$ 3.6	$ 552.4

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which are comprised of sales of securities and provisions or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity.

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s original cost at December 31, 2006 and 2005:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006:
Fixed Maturity Securities:
U.S. & Canadian Governments	$ 210.6	$ 2.0	$ 229.5	$ 3.5	$ 440.2	$ 5.6
Tax-exempt	402.9	1.7	925.7	13.0	1,328.7	14.7
Corporates	1,047.5	11.7	1,825.6	55.7	2,873.1	67.5
	1,661.1	15.5	2,980.9	72.3	4,642.1	87.8
Equity Securities	25.1	1.8	-	-	25.1	1.8
Total	$ 1,686.3	$ 17.3	$ 2,980.9	$ 72.3	$ 4,667.3	$ 89.7

December 31, 2005:
Fixed Maturity Securities:
U.S. & Canadian Governments	$ 312.9	$ 2.9	$ 72.5	$ .8	$ 385.4	$ 3.7
Tax-exempt	969.6	12.2	154.4	4.0	1,124.0	16.2
Corporates	1,773.8	36.1	377.2	15.4	2,151.0	51.5
	3,056.3	51.2	604.2	20.3	3,660.6	71.5
Equity Securities	94.6	3.5	-	-	94.6	3.6
Total	$ 3,151.0	$ 54.8	$ 604.2	$ 20.3	$ 3,755.3	$ 75.1

At December 31, 2006, the Company held 1,214 fixed maturity and 8 equity securities in an unrealized loss position, representing 63.6% as to fixed maturities and 9.8% as to equity securities of the total number of such issues held by the Company. Of the 1,214 fixed maturity securities, 735 had been in a continuous unrealized loss position for greater than 12 months. The unrealized losses on these securities are primarily attributable to a rising interest rate environment as opposed to a decline in credit quality of the issuer. As part of its assessment of other than temporary impairment, the Company considers its intent and ability to continue to hold investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations, thereby supporting its ability to continue to hold securities until their cost basis may be recovered.

At December 31, 2006, the Company and its subsidiaries had $3.8 of non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

	Years Ended December 31,
	2006	2005	2004
Investment income from:
Fixed maturity securities	$ 298.0	$ 284.1	$ 267.2
Equity securities	13.9	9.4	14.3
Short-term investments	26.6	15.9	5.7
Other sources	6.5	5.4	6.8
Gross investment income	345.1	315.0	294.1
Investment expenses (1)	3.5	4.9	3.2
Net investment income	$ 341.6	$ 310.1	$ 290.8

Realized gains (losses) on:
Fixed maturity securities:
Gains	$ 2.7	$ 5.8	$ 5.2
Losses	(.6)	(4.0)	(.5)
Net	2.0	1.7	4.6

Equity securities & other long-term investments	16.9	63.1	43.2
Total	19.0	64.9	47.9
Income taxes	6.6	22.6	17.0
Net realized gains	$ 12.3	$ 42.2	$ 30.9

    (Table continued on next page.)

(Table continued from previous page.)

	Years Ended December 31,
	2006	2005	2004
Changes in unrealized investment gains (losses) on:
Fixed maturity securites	$ (49.2)	$ (174.7)	$ (94.3)
Less: Deferred income taxes (credits)	(17.3)	(61.1)	(33.0)
Net changes in unrealized investment gains (losses)	$ (31.9)	$ (113.5)	$ (61.3)

Equity securities & other long-term investments	$ 74.4	$ (10.7)	$ (3.5)
Less: Deferred income taxes (credits)	26.0	(3.7)	(1.2)
Net changes in unrealized investment gains (losses)	$ 48.3	$ (6.9)	$ (2.2)
_______________
(1) Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.0, $.7 and $.3 for the years ended December 31, 2006, 2005 and 2004, respectively.

(d) Revenue Recognition -Pursuant to GAAP pertaining to the insurance industry, revenues are associated with the related benefits, claims, and expenses by application of numerous management estimates, accounting rules, and conventions.

Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company’s mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company’s direct operations (which includes branch offices of its title insurer and wholly owned subsidiaries of the Company) represent approximately 32% of such consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues are produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are largely offset concurrently by applicable production expenses and claim reserve provisions.

(e) Deferred Policy Acquisition Costs-The Company's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. A write down of previously deferred acquisition costs applicable to a discontinued life insurance product amounted to $10.5 during the fourth quarter of 2004.

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	Years Ended December 31,
	2006	2005	2004
Deferred, beginning of year	$ 240.0	$ 232.3	$ 221.9
Acquisition costs deferred:
Commissions - net of reinsurance	241.7	219.1	209.4
Premium taxes	68.2	75.5	69.9
Salaries and other marketing expenses	81.6	92.6	91.5
Sub-total	391.8	387.4	370.9
Amortization charged to income	(366.9)))	(379.8)))	(360.5)))
Change for the year	24.9	7.6	10.4
Deferred, end of year	$ 264.9	$ 240.0	$ 232.3

(f) Unearned Premiums-Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2006 and 2005, unearned premiums consisted of the following:

	December 31,
	2006	2005
General Insurance Group	$ 1,153.8	$ 993.3
Mortgage Guaranty Group	55.6	45.9
Total	$ 1,209.4	$ 1,039.3

(g) Losses, Claims and Settlement Expenses-The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent adjusters retained to handle individual claims, the effect of inflationary trends on future claim settlement costs, and ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, or changes in economic conditions. Consequently, reserves established are a reflection of the opi-nions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

All reserves are necessarily based on estimates which are periodically reviewed and evaluated in the light of emerging claim experience and changing circumstances. The resulting changes in estimates are recorded in operations of the periods during which they are made. Return and additional premiums and policyholders’ dividends, all of which tend to be affected by development of claims in future years, may offset, in whole or in part, developed claim redundancies or deficiencies for certain coverages such as workers’ compensation, portions of which are written under loss sensitive programs that provide for such adjustments. The Company believes that its overall reserving practices have been consistently applied over many years, and that its aggregate net reserves have produced reasonable estimates of the ultimate net costs of claims incurred. However, no representation is made that ultimate net claim and related costs will not be greater or lower than previously established reserves.

General Insurance Group reserves are established to provide for the ultimate expected cost of settling unpaid losses and claims reported at each balance sheet date. Such reserves are based on continually evolving assessments of the facts available to the Company during the settlement process which may stretch over long periods of time. Long-term disability-type workers' compensation reserves are discounted to present value based on interest rates ranging from 3.5% to 4.0%. Losses and claims incurred but not reported, as well as expenses required to settle losses and claims are established on the basis of a large number of formulas that take into account various criteria, including historical cost experience and anticipated costs of servicing reinsured and other risks. Estimates of possible recoveries from salvage or subrogation opportunities are considered in the establishment of such reserves as applicable. As part of overall claim and claim expense reserves, the point estimates incorporate amounts to cover net estimates of unusual claims such as those emanating from asbestosis and environmental (“A&E”) exposures as discussed below. Such reserves can affect claim costs and related loss ratios for such insurance coverages as general liability, commercial automobile (truck), workers’ compensation and property.

Early in 2001, the Federal Department of Labor revised the Federal Black Lung Program regulations. The revisions basically require a re-evaluation of previously settled, denied, or new occupational disease claims in the context of newly devised, more lenient standards when such claims are resubmitted. Following a number of challenges and appeals by the insurance and coal mining industries, the revised regulations were, for the most part, upheld in June, 2002 and are to be applied prospectively. Since the final quarter of 2001 black lung claims filed or refiled pursuant to these anticipated and now final regulations have increased, though the volume of new claim reports has abated in recent years. The vast majority of claims filed to date against Old Republic pertain to business underwritten through loss sensitive programs that permit the charge of additional or refund of return premiums to wholly or partially offset changes in estimated claim costs, or to business underwritten as a service carrier on behalf of various industry-wide involuntary market (i.e. assigned risk) pools. A much smaller portion pertains to business produced on a traditional risk transfer basis. The Company has established applicable reserves for claims as they have been reported and for claims not as yet reported on the basis of its historical experience as well as assumptions relative to the effect of the revised regulations. Inasmuch as a variety of challenges are likely as the revised regulations are implemented through the actual claim settlement process, the potential impact on reserves, gross and net of reinsurance or retrospective premium adjustments, resulting from such regulations cannot as yet be estimated with reasonable certainty.

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have usually reduced the Company's retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered,  how policy limits  are to be  calculated,  and whether  clean-up  costs constitute  property damage.  In recent times, the

Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2006, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2006 and 2005, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $194.9 and $170.7 gross, respectively, and $157.8 and $132.2 net of reinsurance, respectively. Old Republic’s average five year survival ratios stood at 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006 and 7.4 years (gross) and 10.4 years (net of reinsurance) as of December 31, 2005. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, such loss reserve estimates also take into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan defaults at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand and extensions.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as claims incurred but not reported, concurrently with the recognition of premium and escrow service revenues. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account incurred but not reported claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

In addition to the above reserve elements, the Company establishes reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of known and IBNR claims.

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:
		Years Ended December 31,
	2006	2005	2004
Gross reserves at beginning of year	$ 4,939.8	$ 4,403.5	$ 4,022.7
Less: reinsurance losses recoverable	1,902.1	1,639.6	1,522.5
Net reserves at beginning of year	3,037.6	2,763.8	2,500.1
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	1,646.4	1,504.5	1,348.7
Change in provision for insured events of prior years	(114.0)	(43.9)	(43.1)
Total incurred claims and claim adjustment expenses	1,532.5	1,460.7	1,305.7
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	432.4	484.6	403.6
Claims and claim adjustment expenses attributable to
insured events of prior years	539.6	702.1	638.2
Total payments	972.1	1,186.8	1,041.9
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	3,598.0	3,037.6	2,763.8
Reinsurance losses recoverable	1,936.6	1,902.1	1,639.6
Gross reserves at end of year	$ 5,534.7	$ 4,939.8	$ 4,403.5

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of about 2.4%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can impact claim costs upon the sale of foreclosed properties, by changes in regional or local economic conditions, by changes in employment levels, in levels of loan refinancing activity that can reduce the period of time over which a policy remains at risk, in lower than expected frequencies of claims incurred but not reported, in the effect of reserve discounts applicable to workers’ compensation claims, in higher than expected severity of litigated claims in particular, in governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, in greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and in higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

(h) Reinsurance-The cost of reinsurance is recognized over the terms of reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis. Allowances are established for amounts deemed uncollectible and are included in the Company’s net claim and claim expense reserves.

(i) Income Taxes-The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable/recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method calls for the establishment of a deferred tax, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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
	Years Ended December 31,
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(3.3)	(2.6)	(2.4)
Dividends received exclusion	(.4)	(.2)	(.5)
Other items - net (1)	.4	(6.0)	1.1
Effective tax rate	31.7%	26.2%	33.2%
_______________
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

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:
		December 31,
	2006	2005	2004
Deferred Tax Assets:
Losses, claims, and settlement expenses	$ 192.0	$ 176.5	$ 177.1
Pension and deferred compensation plans	30.3	9.6	8.3
Other timing differences	1.9	6.2	15.6
Total deferred tax assets (1)	224.3	192.3	201.0
Deferred Tax Liabilities:
Unearned premium reserves	22.6	29.5	30.1
Deferred policy acquisition costs	87.2	77.7	75.7
Mortgage guaranty insurers' contingency reserves	536.6	468.5	545.8
Fixed maturity securities adjusted to cost	7.6	6.8	7.4
Net unrealized investment gains	35.0	26.9	91.9
Title plants and records	4.4	4.4	4.4
Total deferred tax liabilities	693.7	614.0	755.5
Net deferred tax liabilities	$ 469.4	$ 421.6	$ 554.5
_______________
(1)	The Company has evaluated its deferred tax assets as of each of these dates and has concluded that no valuation allowance is warranted.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $468.4 at December 31, 2006. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. The Company released contingency reserves of $350.0 during the fourth quarter of 2005 and consequently, $122.5 of U.S. Treasury Tax and Loss Bonds were redeemed during January 2006.

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

In July 2006, FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” was issued. This interpretation, which is effective in the first quarter of 2007, provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The Company anticipates that adoption of FIN 48 will not have a material effect on its consolidated financial statements. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a tax position is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing taxable income in any particular year. The Company believes that it establishes the aforementioned reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, other than possible interest and penalties, the resulting accelerated payment of tax to the IRS would not affect the annual effective tax rate.

The Company’s consolidated Federal income tax returns have been audited by the IRS through year end 2003 and no significant adjustments ultimately resulted.

(j) Property and Equipment-Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $18.5, $19.0, and $18.2 in 2006, 2005, and 2004, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

(k) Title Plants and Records-Title plants and records are carried at original cost or appraised value at the date of purchase. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are ordinarily not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable.

(l) Goodwill and Intangible Assets-Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($98.5, excluding the value of goodwill associated with the acquisition discussed in Note 7, and $93.1 at December 31, 2006 and 2005, respectively). No impairment charges were required for any period presented. Goodwill and intangible assets of $58.5 were recorded during 2006 as a result of the November 30, 2006 acquisition of a casualty insurance book of business (see note 7). Intangible assets related to the acquisition will be amortized against future operating results.

(m) Employee Benefit Plans- The Company has three pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. These plans have been closed to new participants since December 31, 2004. Plan assets are comprised principally of bonds, common stocks and short-term investments. The dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan, and September 30 for the Title Plan.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires the Company to recognize the funded status of its pension and other postretirement plans in the consolidated balance sheet. Effective with fiscal years ending after December 15, 2008, FAS 158 also requires the Company to measure the funded status of its plans as of the end of its fiscal year. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the funded status for underfunded benefit plans is recognized as a net pension liability, with the offsetting entry reflected as a component of shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. Changes in the funded status of the plans will be recognized in the period in which they occur.

The impact of the adoption of FAS 158’s recognition provisions on individual line items in the December 31, 2006 consolidated balance sheet is demonstrated in the table below. The amounts presented in this footnote exclude the effect of FAS 158 as it pertains to various postretirement benefit plans and other miscellaneous defined benefit plans which are immaterial to the consolidated financial statements.
	Pre-FAS 158 with Minimum Pension Liability Adjustment	FAS 158 Adoption Adjustments	After Application of FAS 158
Liability for pension benefits	$6.1	$33.5	$39.6
Deferred income tax asset	2.1	11.7	13.8
Accumulated other comprehensive income, net of tax	$13.1	$21.8	$34.9

The changes in the projected benefit obligation are as follows at the above measurement dates:

	2006	2005	2004

Projected benefit obligation at beginning of year	$230.9	$214.4	$195.8
Increases (decreases) during the year attributable to:
Service cost	9.3	8.5	7.7
Interest cost	13.0	12.2	11.5
Actuarial losses	5.9	4.4	7.6
Benefits paid	(9.1)	(8.7)	(8.3)
Net increase for the year	19.1	16.5	18.5
Projected benefit obligation at end of year	$250.1	$230.9	$214.4

The changes in the fair value of net assets available for plan benefits as of the above measurement dates are as follows:
	2006	2005	2004
Fair value of net assets available for plan benefits
at beginning of the year	$195.6	$185.7	$175.0
Increases (decreases) during the year attributable to:
Actual return on plan assets	17.1	10.8	13.5
Sponsor contributions	6.8	8.0	5.7
Benefits paid	(9.1)	(8.7)	(8.3)
Administrative expenses	-	(.1)	(.1)
Net increase for year	14.8	9.8	10.7
Fair value of net assets available for plan benefits
at end of the year	$210.5	$195.6	$185.7

The components of aggregate annual net periodic pension costs that take into account the above measurement dates consisted of the following:
	2006	2005	2004
Service cost	$ 9.3	$ 8.5	$ 7.7
Interest cost	13.0	12.2	11.5
Expected return on plan assets	(14.8)	(14.7)	(14.4)
Recognized loss	3.4	2.4	2.3
Net cost	$ 10.9	$ 8.5	$ 7.1

The amounts recognized in other comprehensive income for the period ending December 31, 2006 consist of the following:

Amounts arising during the period:
Net recognized gain (loss)	$-
Net prior service cost	-
Reclassification adjustment to components of net period pension cost:	-
Net recognized gain (loss)	-
Net prior service cost	-
Minimum pension liability	16.9
Net amount recognized	$16.9

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost as of December 31, 2006 consist of the following:

Net recognized gain (loss)	$(53.7)
Net prior service cost	-
Total	$(53.7)

    The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2007 consist of the following:

Net recognized gain (loss)	$ (3.6)
Net prior service cost	-
Total	$ (3.6)

The projected benefit obligations for the plans were determined using the following weighted-average assumptions as of the above measurement dates:
	2006	2005
Settlement discount rates	5.75%	5.67%
Rates of compensation increase	3.92%	3.59%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions, for the plan years taking into account the above measurement dates:
	2006	2005
Settlement discount rates	5.67%	5.93%
Rates of compensation increase	3.59%	3.54%
Long-term rates of return on plans’ assets	7.83%	8.09%

The assumed settlement discount rates were determined by matching the current estimate of each Plan’s projected cash outflows against spot rate yields on a portfolio of high quality bonds as of their respective measurement date. To develop the expected long-term rate of return on assets assumption, the Plans considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

The accumulated benefit obligation for the plans was $221.1 and $202.6 for the 2006 and 2005 plan years taking into account the above measurement dates, respectively.

The following information is being provided for plans with projected benefit obligations in excess of plan assets as of December 31:
	2006	2005
Projected benefit obligations	$ 250.1	$ 151.7
Fair value of plan assets	$ 210.5	$ 114.4

The following information is being provided for plans with accumulated benefit obligations in excess of plan assets as of December 31:

	2006	2005
Projected benefit obligations	$ 165.1	$ 73.9
Accumulated benefit obligations	145.5	64.1
Fair value of plan assets	$ 125.7	$ 46.9

The benefits expected to be paid as of December 31, 2006 for the next 10 years are as follows: 2007: $9.9; 2008: $11.0; 2009: $11.4; 2010: $12.2; 2011: $12.7; and for the five years after 2011: $76.2.

The companies are not expecting to make any cash or non-cash contributions to their pension plans in calendar year 2007.

The weighted-average asset allocations of the Plans as of the above measurement dates are as follows:

	Plan Assets		Investment Policy Asset
	2006	2005	Allocation % Range Target
Equity securities:
Common shares of Company stock	- %	- %
Other	52.4	48.9
Sub-total	52.4	48.9	30% to 70%
Debt securities	44.5	43.7	30% to 70%
Other (including short-term and
accrued interest and dividends)	3.1	7.4	1% to 20%
Total	100.0%	100.0%

Plan assets are managed pursuant to the investment policies set forth at Note 1(c).

 recognition and disclosure provisions of FAS 158 are required to be applied on a prospective basis. Prior periods have not been restated. The following prior year disclosures continue to be presented for years prior to the adoption of FAS 158:

A reconciliation of the funded status of the plans as of the above measurement dates is as follows:

	2005	2004
Plan assets less than projected benefit obligations	$(35.3)	$(28.6)
Prior service cost not yet recognized in net periodic
pension cost	-	.1
Unrecognized net loss	53.4	47.3
Pension asset recognized in the consolidated balance sheet	$18.1	$18.7

Amounts recognized in the statement of financial position as of the above measurement dates consist of the following:
	Pension Benefits
	2005	2004
Prepaid benefit cost	$32.1	$29.6
Accrued benefit cost	(17.2)	(12.4)
Additional minimum pension liability	3.2	1.5
Net amount recognized	$18.1	$18.7

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

	Years Ended December 31,
	2006	2005	2004
Employees Savings and Stock Ownership Plan	$ 6.8	$ 6.5	$ 5.6
Other profit sharing plans	9.6	9.3	8.3
Cash and deferred incentive compensation	$ 25.7	$ 29.1	$ 32.1

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are directed to the open market purchase of its shares. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2006, there were 10,977,680 Old Republic common shares owned by the ESSOP, all of which were allocated to employees’ account balances. There are no repurchase obligations in existence.

(n) Escrow Funds-Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($928.6 and $1,426.3 at December 31, 2006 and 2005, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(o) Earnings Per Share-Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of common stock equivalents. The following table provides a reconciliation of net income and number of shares used in basic and diluted earnings per share calculations.
	Years Ended December 31,
	2006	2005	2004
Numerator:
Net Income	$ 464.8	$ 551.4	$ 435.0
Less: Convertible preferred stock dividends	-	-	-
Numerator for basic earnings per share -
income available to common stockholders	464.8	551.4	435.0

Effect of dilutive securities:
Convertible preferred stock dividends	-	-	-

Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversions	$ 464.8	$ 551.4	$ 435.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares	231,017,947	229,487,273	228,177,278

Effect of dilutive securities:
Stock options	2,017,039	2,621,218	2,582,262
Convertible preferred stock	-	-	-
Dilutive potential common shares	2,017,039	2,621,218	2,582,262

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions	233,034,986	232,108,491	230,759,540

Basic earnings per share (1)	$ 2.01	$ 2.40	$ 1.91
Diluted earnings per share (1)	$ 1.99	$ 2.37	$ 1.89
_____________
(1) All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2006.

(p) Concentration of Credit Risk- The Company is not exposed to material concentrations of credit risks as to any one issuer.

(q) Stock Option Compensation-  Effective April 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS No. 123” on a prospective basis. Under FAS 148, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. Prior to April 1, 2003, the Company accounted for stock options under APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” which permitted the inclusion of stock-based compensation as a pro forma disclosure in the financial statements.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised (“FAS 123R”), “Share-Based Payment” using the modified prospective transition method. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Further, FAS 123R requires that compensation cost be recognized immediately for awards granted to the Company’s retirement eligible employees after January 1, 2006. Earnings for 2006 include the accelerated recognition of stock option expenses of $3.7 ($2.4 net of tax), attributable to the 2006 option grants to retirement eligible employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated. The cumulative effect of the initial adoption of FAS 123R on the Company’s financial statements and earnings per share information was immaterial.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:
	2006	2005	2004
Stock based compensation expense	$ 10.6	$ 4.6	$ 8.6
Income tax benefit	$ 3.7	$ 1.6	$ 3.0

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FAS 123 to all options granted under the Company’s stock option plans during 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net income, as reported	$ 551.4	$ 435.0
Add: Stock-based compensation expense included in reported income, net of related tax effects	3.0	5.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	8.6	11.0
Pro forma basis	$ 545.7	$ 429.5
Basic earnings per share:
As reported	$ 2.40	$ 1.91
Pro forma basis	2.38	1.88
Diluted earnings per share:
As reported	2.37	1.89
Pro forma basis	$ 2.35	$ 1.86

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Model. The following table presents the assumptions used in the Black-Scholes Model for the awards granted during the periods presented. Expected volatilities are based on the historical experience of Old Republic’s common stock. The expected term of stock options represents the period of time that stock options granted are assumed to be outstanding. Beginning in 2006, the Company uses historical data to estimate the effect of stock option exercise and employee departure behavior; groups of employees that have similar historical behavior are considered separately for valuation purposes. The risk-free rate of return for periods within the contractual term of the share option is based on the U.S. Treasury rate in effect at the time of the grant.

	2006	2005	2004
Expected volatility	.25	.26	.26
Expected dividends	3.35%	3.82%	2.68%
Expected term (in years)	7	10	10
Risk-free rate	4.81%	4.62%	4.06%

A summary of stock option activity under the plan as of December 31, 2006, 2005 and 2004, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	12,266,170	$ 15.76	11,602,443	$ 15.00	10,468,096	$ 13.64
Granted	2,511,800	22.01	2,057,500	18.44	2,525,625	19.33
Exercised	1,419,404	12.56	1,249,709	13.04	1,149,432	11.91
Forfeited and canceled	76,238	18.66	144,064	17.01	241,846	15.81
Outstanding at end of year	13,282,329	17.26	12,266,170	15.76	11,602,443	15.00

Exercisable at end of year	8,077,223	$ 15.51	7,725,233	$ 14.31	7,465,064	$ 13.58

Weighted average fair value of
options granted during the year (1)	$ 5.12	per share	$ 4.34	per share	$ 5.42	per share
_______________
 (1) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2006 follows:

		Options Outstanding			Options Exercisable
			Weighted - Average			Weighted
	Year(s)	Number	Remaining			Average
	Of	Out-	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Grant	Standing	Life	Price	Exercisable	Price
$15.49	1998	1,001,983	1.00	$ 15.49	868,532	$ 15.49
$ 9.37 to $10.40	1999	541,931	2.00	10.40	534,180	10.40
$ 6.40 to $ 7.23	2000	430,099	3.00	6.40	408,273	6.40
$14.36	2001	1,294,054	4.00	14.36	1,226,654	14.36
$16.85	2002	1,581,746	5.00	16.85	1,581,746	16.85
$14.37	2003	1,564,330	6.00	14.37	1,539,626	14.37
$19.32 to $20.02	2004	2,356,498	7.00	19.33	1,098,569	19.33
$18.41 to $20.87	2005	2,009,162	8.00	18.44	555,313	18.44
$21.36 to $22.35	2006	2,502,525	9.00	22.01	264,329	22.03
Total		13,282,329	6.09	$ 17.26	8,077,223	$ 15.51

Pursuant to the Company’s self-imposed limits, the maximum number of options available for future issuance as of December 31, 2006, is approximately 7,511,981 shares.

  As of December 31, 2006, there was $19.1 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2006	2005	2004
Cash received from stock option exercise	$ 17.8	$ 16.3	$ 13.7
Intrinsic value of stock options exercised	13.1	9.4	8.6
Actual tax benefit realized for tax deductions from stock options exercised	$ 4.6	$ 3.3	$ 3.0

(r) Statement Presentation-Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commercial paper due within 180 days with an
average yield of 5.51% and 4.48%, respectively	$ 18.8	$ 18.8	$ 18.8	$ 18.8
Debentures maturing in 2007 at 7.0%	114.9	115.7	114.9	118.2
Other miscellaneous debt	10.5	10.5	8.8	8.8
Total Debt	$ 144.3	$ 145.1	$ 142.7	$ 145.9

The Company has access to the commercial paper market for up to $150.0 of which $131.0 remains unused as of December 31, 2006. The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

Scheduled maturities of the above debt at December 31, 2006 are as follows: 2007: $140.4; 2008: $.8; 2009: $.8; 2010: $.8; 2011: $.7; 2012 and after: $.4. During 2006, 2005 and 2004, $9.8, $9.5 and $8.7, respectively, of interest expense on debt was charged to consolidated operations.

Note 3 - Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2006.

(a) Preferred Stock-The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(1)
Annual cumulative dividend rate per share	$ (1)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(1)
Redemption beginning in year	(1)
Total redemption value (millions)	(1)
Vote per share	one
Shares outstanding:
December 31, 2005	0
December 31, 2006	0
_______________
(1) The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Series G had been issued under the designation “G-2”. As of December 31, 2003, all Series “G-2” had been converted into shares of common stock. In 2001, the Company created a new designation, “G-3”, from which no shares have been issued as of December 31, 2006. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series “G-2” and Series “G-3” are collectively referred to as Series “G”. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2006, the annual dividend rate for Series G-3 would have been 86 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Cash Dividend Restrictions-The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2006 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2007 without the prior approval of appropriate regulatory authorities is approximately $533.6.

(c) Stock Option Plan- The Company has had stock option plans in effect for certain eligible key employees since 1978. An amended plan adopted in 1992 was replaced at its expiration by a plan approved by the shareholders in 2002, and the 2002 plan was replaced by the 2006 Incentive Compensation Plan approved by the shareholders in May 2006. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company’s outstanding common stock at the end of the month immediately preceding an option grant. Under the current plan, like its predecessors, the exercise price of stock options is equal to the market price of the Company’s common stock at the date of the grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

In the event the closing market price of Old Republic’s common stock reaches a pre-established value (“the vesting acceleration price”), options granted in 2001 and prior years may be exercised cumulatively to the extent of 10% of the number of shares covered by the grant for each year of employment by the optionee. For grants in 2002 and 2003, optionees become vested on an accelerated basis to the extent of the greater of 10% of the options granted times the number of years of employment, or the sum of the optionee’s already vested grant plus 50% of the remaining unvested grant. There is no vesting acceleration for 2004 and subsequent years’ grants.

The option plans enable optionees to, alternatively, exercise their options that have vested through December 31, 2004, into Series “G” Convertible Preferred Stock. The exercise of options into such Preferred Stock reduces by 5% the number of equivalent common shares which would otherwise be obtained from the exercise of options into common shares.

(d) Common Stock-At December 31, 2006, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class “B” common stock authorized, though none were issued or outstanding. Class “B” common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. In December, 2005, the Company canceled 3,581,979 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders’ equity or the financial position of the Company.

(e) Undistributed Earnings-At December 31, 2006, the equity of the Company in the GAAP undistributed earnings, and net unrealized investment gains (losses) of its subsidiaries amounted to $3,143.5 and $66.7, respectively. Dividends declared during 2006, 2005 and 2004, to the Company by its subsidiaries amounted to $362.3, $287.2 and $186.3, respectively.

(f) Statutory Data-The policyholders’ surplus and net income (loss), determined in accordance with statutory accounting practices, of the Company's insurance company subsidiaries was as follows at the dates and for the periods shown:

	Policyholders’ Surplus		Net Income (Loss)
	December 31,		Years Ended December 31,
	2006	2005	2006	2005	2004
General Insurance Group	$ 2,239.0	$ 1,899.1	$ 240.3	$ 312.4	$ 243.5
Mortgage Guaranty Group	231.2	369.4	226.7	93.4	208.4
Title Insurance Group	182.1	172.6	34.9	43.3	51.7
Other (1)	54.7	55.6	5.3	3.0	(2.9)
Combined (2)	$ 2,693.9	$ 2,483.6	$ 507.2	$ 452.1	$ 500.7

    (1) Represents amounts for Old Republic’s small life and health operation.
    (2) After elimination of intercompany investments.

Note 4 - Commitments and Contingent Liabilities:

(a) Reinsurance and Retention Limits-In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies they’ve underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, may cede all or a portion of their premiums and related liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, assured or producer might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

Except as noted in the following paragraph, reinsurance protection on property and liability operations generally limits the net loss on most individual claims to a maximum of (in thousands): $1,800 for workers' compensation; $1,800 for commercial auto liability; $1,800 for general liability; $4,600 for executive protection (directors & officers and errors & omissions); $1,000 for aviation; and $1,000 for property coverages. Substantially all the mortgage guaranty insurance risk is retained, with the exposure on any one risk currently averaging approximately $23, though portions of the business are also ceded to captive reinsurers on an excess of loss basis in most instances. Title insurance risk assumptions are currently limited to a maximum of $100,000 as to any one policy. The vast majority of title policies issued, however, carry exposures of $500 or less.

Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Company began retaining exposures for all, but most predominantly workers’ compensation liability insurance coverages in excess of $40.0 that were previously assumed by unaffiliated reinsurers for up to $100.0. Effective January 1, 2003 reinsurance ceded limits were raised to the $100.0 level, and as of January 1, 2005, they were further increased to $200.0. Pursuant to regulatory requirements, however, all workers’ compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers’ compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company’s knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars for an insurer such as the Company. Such aggregations could result from a catastrophe such as caused by an earthquake that could lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry excluded coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applies to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Extension Act of 2005 (the “TRIEA”). The temporary program will now sunset on December 31, 2007 if not extended or replaced by similar legislation. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIEA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIEA, the program’s protection is not triggered for losses arising from an act of terrorism after March 31, 2006 until the industry first suffers losses of $50 billion in the aggregate in 2006. The program trigger amount increases to $100 billion for 2007. Once the program trigger is met, the program will pay 90% of an insurer’s terrorism losses that exceed an individual insurer’s deductible. The federal share drops to 85% for 2007. The insurer’s deductible is 17.5% of direct earned premium on property and casualty insurance for 2006 and increases to 20% for 2007. Insurers may reinsure that portion of the risk they retain under the program, but the reinsurance market has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Company’s reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

Reinsurance ceded by the Company's insurance subsidiaries in the ordinary course of business is typically placed on an excess of loss basis. Under excess of loss reinsurance agreements, the companies are generally reimbursed for losses exceeding contractually agreed-upon levels. Quota share reinsurance is most often effected between the Company’s insurance subsidiaries and industry-wide assigned risk plans or captive insurers owned by assureds. Under quota share reinsurance, the Company remits to the assuming entity an agreed upon percentage of premiums written and is reimbursed for underwriting expenses and proportionately related claims costs.

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $30.2 as of December 31, 2006 and $36.8 as of December 31, 2005 are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2006, the Company’s ten largest reinsurers represented approximately 65% of reinsurance recoverable on paid and unpaid losses of which 32.3% of the total was due from Munich Re America, Inc. Of the balance due from these ten reinsurers, 78.1% was recoverable from A or better rated reinsurance companies, 14.0% from industry-wide insurance assigned risk pools, and 7.9% from captive reinsurance companies.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2006. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

Property and liability insurance companies are required to annualize certain policy premiums in their regulatory financial statements though such premiums may not be contractually due nor ultimately collectable. The annualization process relies on a large number of estimates, and has the effect of increasing direct, ceded, and net premiums written, and of grossing up corresponding balance sheet premium balances and liabilities such as unearned premium reserves. The accrual of these estimates has no effect on net premiums earned or GAAP net income. During 2005, the Company further refined certain premium annualization estimates and concurrently reclassified various related premium balances. In the following table, the sum total of these adjustments had the effect of increasing general insurance direct premiums written by $66.3, premiums written ceded by $43.2, and net premiums written by $23.1. As of year end 2005, net premiums receivable were increased by $131.6, unearned premium reserves by $23.1, and various other liabilities by $108.5.

		Years Ended December 31,
		2006	2005	2004
General Insurance Group
Written premiums:	Direct	$ 2,389.4	$ 2,424.9	$ 2,228.1
	Assumed	137.8	37.9	34.8
	Ceded	$ 504.4	$ 573.5	$ 561.8

Earned premiums:	Direct	$ 2,345.4	$ 2,291.9	$ 2,140.9
	Assumed	30.7	35.9	30.2
	Ceded	$ 474.0	$ 522.6	$ 548.1
Claims ceded		$ 330.3	$ 469.0	$ 395.7

Mortgage Guaranty Group
Written premiums:	Direct	$ 534.9	$ 511.7	$ 479.4
	Assumed	.1	.1	.2
	Ceded	$ 81.0	$ 79.3	$ 81.3

Earned premiums:	Direct	$ 524.7	$ 508.0	$ 483.6
	Assumed	.6	.8	1.0
	Ceded	$ 81.0	$ 79.3	$ 81.4
Claims ceded		$ .3	$ .5	$ .6

Insurance in force as of December 31:
	Direct	$ 111,172.7	$ 102,919.7	$ 104,351.1
	Assumed	1,964.6	2,196.3	2,840.3
	Ceded	$ 6,940.7	$ 6,467.2	$ 5,944.1

(b) Leases-Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $41.0, $39.9 and $38.8 in 2006, 2005 and 2004, respectively. These expenses relate primarily to building leases of the Company. A number of the Company’s subsidiaries also lease other equipment for use in their businesses. At December 31, 2006, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2007: $39.3; 2008: $31.8; 2009: $23.3; 2010: $15.4; 2011: $10.6; 2012 and after: $38.7.

(c) General-In the normal course of business, the Company and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claim occurrences not indemnified by reinsurers such as noted at 4(a) above, or failure to collect all amounts on its investments or balances due from assureds and reinsurers. The Company does not have a basis for anticipating any significant losses or costs that could result from any known or existing contingencies.

(d) Legal Proceedings- Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

Purported class actions have been filed against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state courts in Connecticut, Florida, New Jersey, Ohio, and Pennsylvania. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC has reached a tentative settlement in Florida for an amount not to exceed $1.2, exclusive of attorneys’ fees and costs. ORNTIC intends to defend vigorously against the actions in other states as well but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

An action was filed in the Federal District Court for South Carolina against the Company’s wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC sought certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC’s “best available rate”. The action alleges that the decision to insure their loans at a higher rate was based on the consumers’ credit scores and constituted an “adverse action” within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action sought statutory and punitive damages, as well as other costs. A settlement agreement was reached in the action on November 29, 2006 and awaits final court approval. While the ultimate cost of the settlement will depend upon the number of consumers who participate, the Company reasonably expects the cost to be under $1.0.

Note 5 - Consolidated Quarterly Results-Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2006 is presented below.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of quarterly results have been reflected in the data which follows. It is also management's opinion, however, that quarterly operating data for insurance enterprises such as the Company is not indicative of results to be achieved in succeeding quarters or years. The long-term nature of the insurance business, seasonal and cyclical factors affecting premium production, the fortuitous nature and, at times, delayed emergence of claims, and changes in yields on invested assets are some of the factors necessitating a review of operating results, changes in shareholders' equity, and cash flows for periods of several years to obtain a proper indicator of performance trends. The data below should be read in conjunction with the “Management Analysis of Financial Position and Results of Operations”:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2006:
Operating Summary:
Net premiums, fees, and other income	$ 852.6	$ 858.0	$ 876.9	$ 845.6
Net investment income and realized gains (losses)	90.2	90.7	87.8	91.6
Total revenues	942.9	948.9	964.9	937.4
Benefits, claims, and expenses	770.9	762.4	795.7	784.8
Net income	$ 117.4	$ 126.6	$ 116.1	$ 104.6
Net income per share: Basic	$ .51	$ .55	$ .50	$ .45
Diluted	$ .51	$ .54	$ .50	$ .45

Average shares outstanding:
Basic	229,835,408	230,013,892	230,470,356	231,037,520
Diluted	231,999,922	232,240,816	232,517,359	233,244,626

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2005:
Operating Summary:
Net premiums, fees, and other income	$ 796.8	$ 856.1	$ 872.8	$ 904.7
Net investment income and realized gains (losses)	83.6	88.6	81.7	121.0
Total revenues	880.6	944.9	954.7	1,025.9
Benefits, claims, and expenses	712.0	757.4	774.8	814.4
Net income	$ 114.3	$ 172.3	$ 121.6	$ 143.1
Net income per share: Basic	$ .50	$ .75	$ .53	$ .62
Diluted	$ .49	$ .74	$ .52	$ .61

Average shares outstanding:
Basic	228,351,494	228,629,783	229,021,348	229,511,029
Diluted	230,861,205	231,190,413	232,037,923	232,587,552

Note 6 - Information About Segments of Business - The Company’s major business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. Effective with the second quarter of 2004, the Company has included the results of its small life & health insurance business with those of its holding company parent and minor corporate services operations; prior period data has been reclassified accordingly. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments, and these are aggregated in consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for 34.8% of the Group’s direct premiums written in 2006. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers’ compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment’s ten largest customers were responsible for 39.7%, 44.2% and 41.8% of traditional primary new insurance written in 2006, 2005 and 2004, respectively. The largest single customer accounted for 8.8% of traditional primary new insurance written in 2006 compared to 11.5% and 11.7% in 2005 and 2004, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting

	Years Ended December 31,
	2006	2005	2004
General Insurance:
Net premiums earned	$1,902.1	$1,805.2	$1,623.0
Net investment income and other income	236.5	212.4	199.5
Total revenues before realized gains or losses	$2,138.7	$2,017.6	$1,822.5
Income before taxes and realized investment gains or losses	$401.6	$350.0	$333.0
Income tax expense on above (1)	$123.2	$62.9	$104.3
Segment assets - at year end	$9,363.5	$8,178.9	$7,222.8

Mortgage Guaranty:
Net premiums earned	$444.3	$429.5	$403.2
Net investment income and other income	85.6	86.5	86.6
Total revenues before realized gains or losses	$529.9	$516.0	$489.9
Income before taxes and realized investment gains or losses	$228.4	$243.7	$224.5
Income tax expense on above	$75.3	$81.1	$75.2
Segment assets - at year end	$2,189.6	$2,211.8	$2,205.9

Title Insurance:
Net premiums earned	$733.6	$757.2	$714.0
Title, escrow and other fees	246.3	324.6	311.2
Sub-total	980.0	1,081.8	1,025.2
Net investment income and other income	27.3	26.7	26.5
Total revenues before realized gains or losses	$1,007.3	$1,108.6	$1,051.8
Income before taxes and realized investment gains or losses(2)	$31.0	$88.7	$62.5
Income tax expense on above	$9.9	$30.1	$25.9
Segment assets - at year end	$772.7	$776.3	$753.0

Reconciliations of Segmented Amounts to Consolidated Totals

	Years Ended December 31,
	2006	2005	2004
Consolidated Revenues:
Total revenues of above Company segments	$3,676.0	$3,642.3	$3,364.3
Other sources (3)	127.1	122.5	83.5
Consolidated net realized investment gains	19.0	64.9	47.9
Elimination of intersegment revenues (4)	(27.9)	(23.9)	(4.1)
Consolidated revenues	$3,794.2	$3,805.9	$3,491.6

Consolidated Income before taxes:
Total income before taxes and realized investment
gains or losses of above Company segments	$661.2	$682.6	$620.1
Other sources - net (3)(5)	-	(.1)	(17.2)
Consolidated net realized investment gains	19.0	64.9	47.9
Consolidated income before income taxes	$680.1	$747.3	$650.9

Consolidated Income Tax Expense:
Total income tax expense of above Company segments	$208.6	$174.2	$205.4
Other sources - net (3)	-	(.9)	(6.5)
Income tax expense on consolidated net realized
investment gainss	6.6	22.6	17.0
Consolidated income tax expense	$215.2	$195.9	$215.9

		December 31,
		2006	2005
Consolidated Assets:
Total assets for above Company segments		$12,325.9	$11,167.1
Other assets (3)		443.4	528.5
Elimination of intersegment investments (4)		(157.0)	(152.4)
Consolidated assets		$12,612.2	$11,543.2

_______________
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) General Insurance tax expense was reduced by $45.9 in 2005 as discussed in note 1(i).
(2) Title Insurance income before taxes and realized investment gains or losses was reduced by $22.9 in 2004 due to an increase in previously posted litigation reserves necessitated by a ruling on January 20, 2005 by the California Court of Appeals affirming a prior trial court verdict against Old Republic Title Company.
(3) Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(4) Represents consolidation elimination adjustments.
(5) Includes a $10.5 special charge in 2004 resulting from a write down of previously deferred acquisition costs applicable to a life insurance product discontinued during the fourth quarter of that year.

Note 7 - Acquisition of Contractors Insurance Book of Business - As of November 30, 2006, Old Republic Insurance Company (“ORINSCO”), a wholly owned subsidiary of the Company, acquired a casualty insurance book of business from an insurance subsidiary of Aon Corporation (“Aon”). ORINSCO acquired policy renewal rights and certain other minor assets for a purchase price of $85, inclusive of deferred policy acquisition costs. Concurrently, the Company assumed certain insurance assets and liabilities through a quota share reinsurance agreement covering the net liabilities of the Aon insurance subsidiary. The liabilities assumed included unearned premium and claim reserves of $106.9 and $228.3, respectively, which relate to business previously written through the Aon insurance subsidiary. The insurance book of business is focused on specialized casualty insurance coverages and services for trade contractors and large commercial construction projects. Renamed Old Republic Construction Program Group, Inc., the business has been organized as a joint underwriting venture between Old Republic and certain principals previously associated with the book of business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

We have completed integrated audits of Old Republic International Corporation and its subsidiaries’ consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                                /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 28, 2007

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statement amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm has advised that it audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee composed of seven non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based upon their evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for the above referenced evaluation period.

Changes in Internal Control

During the year ended December 31, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Their report is shown on page 71 in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 1, 2006.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2006, regarding the senior executive officers of the Company:

Name	Age	Position
Charles S. Boone	53	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	55	President and Chief Operating Officer since July, 2006 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	60	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	47	Senior Vice President and Chief Financial Officer since October, 2004. Prior to joining Old Republic, Mr. Mueller was a partner with the public accounting firm of KPMG LLP.

Christopher Nard	43	Senior Vice President - Mortgage Guaranty since May, 2005. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	58	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	58	Senior Vice President - Title Insurance since March, 2003; President and Chief Executive Officer of Old Republic Title Insurance Companies since March, 2002.

Aldo C. Zucaro	67	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

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

The Company will file with the Commission prior to March 30, 2007 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 25, 2007. A list of Directors appears on the “Signature” page of this report. Information about the Company’s directors is contained in the Company’s definitive proxy statement for the 2007 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under Item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s proxy statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2007, which will be on file with the Commission by March 30, 2007.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled “General Information” and “Principal Holders of Securities” in the Company’s proxy statement to be filed with the Commission by March 30, 2007, in connection with the Annual Meeting of Shareholders to be held on May 25, 2007.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the section entitled “Principal Holders of Securities” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2007, which will be on file with the Commission by March 30, 2007.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the section entitled “Board Committees” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 25, 2007, which will be on file with the Commission by March 30, 2007.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Documents filed as a part of this report:
1. Financial statements: See Item 8, Index to Financial Statements.
2. Financial statement schedules will be filed on or before April 13, 2007 under cover of Form 10-K/A.
3. See exhibit index on page 76 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By            :          /s/ Aldo C. Zucaro                                                                             02/28/07
                            Aldo C. Zucaro, Chairman of the Board,
                            Chief Executive Officer and Director

By            :          /s/ Karl W. Mueller                                                                            02/28/07
                            Karl W. Mueller, Senior Vice President
                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Harrington Bischof	/s/ William A. Simpson
Harrington Bischof, Director*	William A. Simpson, Director* Chairman of Republic Mortgage Insurance Company

/s/ Jimmy A. Dew	/s/ Arnold L. Steiner
Jimmy A. Dew, Director* Vice Chairman of Republic Mortgage Insurance Company	Arnold L. Steiner, Director*

/s/ John M. Dixon	/s/ Fredicka Taubitz
John M. Dixon, Director*	Fredricka Taubitz, Director*

/s/ Leo E. Knight, Jr.	/s/ Charles F. Titterton
Leo E. Knight, Jr., Director*	Charles F. Titterton, Director*

/s/ Peter Lardner	/s/ Dennis P. Van Mieghem
Peter Lardner, Director*	Dennis P. Van Mieghem, Director*

/s/ Wilbur S. Legg	/s/ Steven Walker
Wilbur S. Legg, Director*	Steven Walker, Director*

/s/ John W. Popp
John W. Popp, Director*

* By/s/Aldo C. Zucaro
  Attorney-in-fact
  Date: February 22, 2007

EXHIBIT INDEX

     An index of exhibits required by Item 601 of Regulation S-K follows:

(3) Articles of incorporation and by-laws.

      (A) *  Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant’s Annual Report on Form 10-K for 2004).

      (B) *  By-laws, as amended. (Exhibit99.2 to Form 8-K filed May 19, 2006).

(4) Instruments defining the rights of security holders, including indentures.

(A) *  Amended and Restated Rights Agreement dated as of May 15, 1997 between Old Republic International Corporation and First Chicago Trust Company of New York. (Exhibit 4.1 to Registrant’s Form 8-K filed May 30, 1997).

(B) *  Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) on Form 8 dated August 28, 1987).

(C) *  Form of Indenture dated as of August 15, 1992 between Old Republic International Corporation and Wilmington Trust Company, as Trustee. (Exhibit 4(G) to Registrant’s Annual Report on Form 10-K for 1993).

(D) *  Supplemental Indenture No. 1 dated as of June 16, 1997 supplementing the Indenture. (Exhibit 4.3 to Registrant’s Form 8-A filed June 16, 1997).

(E) *  Supplemental Indenture No. 2 dated as of December 31, 1997 supplementing the Indenture. (Exhibit 4(G) to Registrant’s Annual Report on Form 10-K for 1997).

(10) Material contracts.

**   (A) *  Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant’s Annual Report on Form 10-K for 2002).

**   (B)     Old Republic International Corporation 2005 Key Employees Performance Recognition Plan.

**   (C) *  Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2002).

**   (D) *  Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant’s Annual Report on Form 10-K for 2005).

**   (E) *  Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**   (F) *  Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(E) to Registrant’s Annual Report on Form 10-K for 1997).

**   (G) *  Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**   (H) *  Bitco Key Employees Performance Recognition Plan. (Exhibit 10(H) to Registrant’s Annual Report on Form 10-K for 1997).

**   (I) *   RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant’s Annual Report on Form 10-K for 2000).

**   (J)      RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan.

**   (K) *  RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2000).

**   (L) *   Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**  (M)    Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan.

**  (N) *  Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant’s Annual Report on Form 10-K for 2003).

**  (O)    ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan.

**  (P)    ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan.

(12)       Not applicable

(13)       Not applicable

(14)   *  Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 14 to Registrant’s Annual Report on Form 10-K for 2003).

(21)   Subsidiaries of the registrant.

(23)   Consent of PricewaterhouseCoopers LLP.

(24)   Powers of attorney.

(28)   Consolidated Schedule P (To be filed by amendment).

(31.1)   Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)   Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)   Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)   Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1) * Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 of Registrant’s Form 8-K filed February 27, 2006).

(99.2) * Old Republic International Corporation Nominating Committee Charter. (Exhibit 99.2 to Registrant’s Annual Report on Form 10-K for 2003).

(99.3) * Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.2 of Registrant’s Form 8-K filed February 27, 2006).

(99.4) * Code of Business Conduct and Ethics. (Exhibit 99.4 to Registrant’s Annual Report on Form 10-K for 2003).

(99.5) * Corporate Governance Guidelines. (Exhibit 99.5 to Registrant’s Annual Report on Form 10-K for 2003).

_______________
* Exhibit incorporated herein by reference.

** Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.