Form 10-K/A
period 2006-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2007-03-28
CIK 74260

As in effect
3/1/61

FORM 10-K/A1

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Sections 12, 13, or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements,

exhibits or other portions of its ANNUAL REPORT FOR 2006 on Form 10-K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits or other portions amended)

SEE INDEX

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD REPUBLIC INTERNATIONAL CORPORATION
(Registrant)

Date: March 28, 2007

By: /s/ Karl W. Mueller
(Signature)
Karl W. Mueller
Senior Vice President and
Chief Financial Officer

Total Pages: 14

INDEX

FINANCIAL STATEMENT SCHEDULES

    Report of Independent Registered Public Accounting Firm

    OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I	-	Summary of Investments - Other than Investments in Related Parties as of
December 31, 2006

Schedule	II	-	Condensed Financial Information of Registrant as of December 31, 2006 and 2005
and for the years ended December 31, 2006, 2005, and 2004

Schedule	III	-	Supplementary Insurance Information for the years ended December 31, 2006,
2005 and 2004

Schedule	IV	-	Reinsurance for the years ended December 31, 2006, 2005 and 2004

Schedule	V	-	Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Schedule	VI	-	Supplemental Information Concerning Property - Casualty Insurance Operations
for the years ended December 31, 2006, 2005 and 2004

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

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
Old Republic International Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in the 2006 Annual Report to the Shareholders of Old Republic International Corporation (which report , consolidated financial statements and assessment appear in the Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the accompanying index of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 28, 2007

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2006
($ in Thousands)

Column A	Column B	Column C	Column D
			Amount at
		Fair	which shown
Type of investment	Cost (1)	Value	in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and government
agencies and authorities	$559,184	$564,084	$564,084
States, municipalities and political subdivisions	2,234,194	2,229,593	2,229,593
Foreign government	149,529	150,649	150,649
Public utilities	936,498	923,883	923,883
Corporate, industrial and all other	2,994,445	2,964,423	2,964,423
	6,873,850	$6,832,634	6,832,634
Equity securities:
Non-redeemable preferred stocks	965	$1,002	1,002
Common stocks:
Public utilities	14,692	17,398	17,398
Banks, trusts and insurance companies	94,859	138,120	138,120
Industrial, miscellaneous and all other	424,265	512,604	512,604
	534,781	$669,124	669,124
Short-term investments	493,656		493,656
Miscellaneous investments	52,759		52,759
Total	7,955,046		8,048,174

Held to maturity:
Other investments	7,971		7,971
Total	7,971		7,971
Total Investments	$7,963,017		$8,056,146

Note: (1) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	December 31,
	2006	2005

Assets:

Bonds and notes	$10,500	$10,500
Cash	454	3,357
Short-term investments	2,686	20,366
Investments in, and indebtedness of related parties	4,488,684	4,131,283
Other assets	37,157	32,726
Total Assets	$4,539,483	$4,198,234

Liabilities and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses	$36,221	$40,050
Debt and debt equivalents	114,997	114,990
Indebtedness to affiliates and subsidiaries	19,050	19,137
Commitments and contingent liabilities
Total Liabilities	170,268	174,178

Common Shareholders' Equity:
Common stock	231,047	229,575
Additional paid-in capital	319,529	288,660
Retained earnings	3,773,977	3,444,975
Accumulated other comprehensive income	44,659	60,844
Total Common Shareholders' Equity	4,369,214	4,024,055
Total Liabilities and Common Shareholders' Equity	$4,539,483	$4,198,234

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	Years Ended December 31,
	2006	2005	2004

Revenues:
Investment income from subsidiaries	$15,396	$11,378	$5,833
Real estate and other income	3,909	3,865	4,000
Realized investment gains	---	3	---
Other investment income	1,036	981	582
Total Revenues	20,343	16,228	10,416

Expenses:
Interest -- subsidiaries	1,047	712	352
Interest -- other	8,155	8,155	8,155
Real estate and other expenses	3,208	3,269	2,872
General expenses, taxes and fees	12,437	10,916	11,622
Total Expenses	24,849	23,054	23,002
Revenues, net of expenses	(4,506)	(6,826)	(12,586)

Federal income tax credits	(1,547)	(2,376)	(4,473)
Loss before equity in earnings of subsidiaries	(2,958)	(4,449)	(8,113)

Equity in Earnings of Subsidiaries:
Dividends received	362,330	287,275	186,380
Earnings in excess of dividends	105,471	268,595	256,743

Net Income	$464,842	$551,420	$435,010

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$464,842	$551,420	$435,010
Adjustments to reconcile net income to net cash
provided by operating activities:
Accounts receivable	982	146	(1,350)
Income taxes - net	(6,922)	(3,461)	9,992
Excess of equity in net income of subsidiaries
over dividends received	(105,471)	(268,595)	(256,743)
Realized investment gains	---	(3)	---
Accounts payable, accrued expenses and other	(14,681)	(2,846)	1,443
Total	338,749	276,660	188,352

Cash flows from investing activities:
Sales of fixed maturity securities	---	1,103	---
Sales of other investments	---	473	10
Purchases of fixed assets for company use	(1,056)	(1,670)	(503)
Net repayment (issuance) of notes receivable with related parties	(243,859)	19,869	(115,116)
Net decrease (increase) in short-term investments	17,680	(13,164)	5,644
Total	(227,236)	6,612	(109,964)

Cash flows from financing activities:
Repayment of notes and loans to related parties	(105)	(42)	(67)
Issuance of preferred and common stock	18,987	18,493	14,600
Dividends on common shares	(135,841)	(300,723)	(91,690)
Other - net	2,543	---	---
Total	(114,416)	(282,271)	(77,159)

Increase (decrease) in cash	(2,903)	1,000	1,229
Cash, beginning of year	3,357	2,356	1,126
Cash, end of year	$454	$3,357	$2,356

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL SATEMENTS

The accompanying condensed financial statements of Old Republic International Corporation should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 1 - Summary of Significant Accounting Policies
Old Republic International Corporation’s condensed financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.  Old Republic International Corporation has appropriately classified its net issuance of notes receivable with related parties as an investing activity in the 2006 Statement of Cash Flows and has made conforming revisions to prior periods.

Note 2 – Debt
Old Republic International Corporation has access to the commercial paper market through a wholly-owned subsidiary for up to $150.0 million of which $131.0 remains unused as of December 31, 2006.  The average yield of the commercial paper outstanding at December 31, 2006 and 2005 was 5.51% and 4.48%, respectively.  Old Republic International Corporation also has publicly traded 7% debentures maturing in 2007 with a carrying value of $114.9 million as of December 31, 2006 and 2005.

Note 3 - Investments in Consolidated Subsidiaries
Old Republic International Corporation’s investments in consolidated subsidiaries are reflected in the condensed financial statements in accordance with the equity method of accounting.  Undistributed earnings in excess of dividends and dividends received are recorded as separate line items in the condensed statements of income.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2006, 2005 and 2004
($ in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

							Benefits,
		Losses,					Claims,	Amortization
	Deffered Policy	Claims and		Other Policyholders'		Net	Losses and	of Deferred Policy	Other
	Acquisition	Settlement	Unearned	Benefits and	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Funds	Revenue	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2006:
Insurance Underwriting:
General Insurance Group	$174,621	$3,022,670	$955,842	$87,386	$1,902,112	$221,599	$1,254,229	$305,832	$176,989	$2,022,801
Mortgage Insurance Group	46,053	249,584	55,206	---	444,317	74,302	189,927	40,342	71,157	454,015
Title Insurance Group	---	304,106	---	1,670	733,622	26,984	58,160	---	918,123	733,622
Corporate & Other (1)	44,227	21,666	---	61,953	74,122	18,739	37,383	20,859	41,078	73,147
Reinsurance Recoverable (2)	---	1,936,675	198,432	37,650	---	---	---	---	---	---
Consolidated	$264,901	$5,534,703	$1,209,480	$188,661	$3,154,175	$341,626	$1,539,699	$367,034	$1,207,347	$3,283,588

Year Ended December 31, 2005:
Insurance Underwriting:
General Insurance Group	$141,575	$2,507,076	$825,799	$86,129	$1,805,209	$197,076	$1,206,859	$319,504	$141,223	$1,889,361
Mortgage Insurance Group	50,341	214,844	45,508	---	429,567	70,120	159,708	41,486	71,104	432,557
Title Insurance Group	---	295,808	---	1,748	757,203	26,024	64,863	---	955,003	757,203
Corporate & Other (1)	48,111	19,937	---	63,282	70,325	16,918	34,063	18,908	45,804	71,249
Reinsurance Recoverable (2)	---	1,902,193	167,999	37,665	---	---	---	---	---	---
Consolidated	$240,028	$4,939,860	$1,039,306	$188,825	$3,062,305	$310,139	$1,465,494	$379,898	$1,213,135	$3,150,371

Year Ended December 31, 2004:
Insurance Underwriting:
General Insurance Group	$129,368	$2,269,763	$743,343	$75,076	$1,623,030	$183,495	$1,069,599	$290,888	$129,047	$1,701,149
Mortgage Insurance Group	55,130	200,070	42,517	---	403,207	67,764	143,187	47,883	74,253	398,242
Title Insurance Group	---	277,086	---	1,903	714,016	25,578	59,752	---	929,514	714,016
Corporate & Other (1)	47,846	16,979	---	62,656	64,612	14,036	35,431	21,747	39,423	66,961
Reinsurance Recoverable (2)	---	1,639,627	117,278	36,349	---	---	---	---	---	---
Consolidated	$232,345	$4,403,527	$903,140	$175,985	$2,804,866	$290,875	$1,307,969	$360,519	$1,172,239	$2,880,370

Note: (1) Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
       (2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and
             Long-Duration Contracts" eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets.  Assets and Liabilities were, as a result, increased by corresponding amounts of approximately $2.1 billion at December 31, 2006, $2.1 billion at December 31, 2005 and
             $1.7 billion at December 31, 2004.  FAS No. 113 does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2006, 2005 and 2004
($ in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	assumed
	amount	companies	companies	amount	to net
Year Ended December 31, 2006:
Life insurance in force	$14,536,463	$7,539,546	$ ---	$6,996,917	---%

Premium Revenues:
General Insurance	$2,345,442	$474,084	$30,754	$1,902,112	1.6%
Mortgage Insurance	524,729	81,022	609	444,317	0.1
Title Insurance	729,633	101	4,091	733,622	0.6
Life and Health Insurance:
Life insurance	35,378	15,896	---	19,481	---
Accident and health insurance	68,681	14,041	---	54,640	---
Total Life & Health Insurance	104,059	29,937	---	74,122	---
Consolidating adjustments	---	---	---	---	---
Consolidated	$3,703,865	$585,145	$35,455	$3,154,175	1.1%

Year Ended December 31, 2005:
Life insurance in force	$15,226,144	$7,937,659	$ ---	$7,288,485	---%

Premium Revenues:
General Insurance	$2,291,915	$522,680	$35,974	$1,805,209	2.0%
Mortgage Insurance	508,093	79,336	809	429,567	0.2
Title Insurance	753,732	101	3,572	757,203	0.5
Life and Health Insurance:
Life insurance	36,357	15,943	---	20,413	---
Accident and health insurance	62,688	12,777	1	49,912	---
Total Life & Health Insurance	99,045	28,721	1	70,325	---
Consolidating adjustments	---	(1)	(1)	---	---
Consolidated	$3,652,787	$630,837	$40,356	$3,062,305	1.3%

Year Ended December 31, 2004:
Life insurance in force	$15,624,497	$8,189,223	$ ---	$7,435,274	---%

Premium Revenues:
General Insurance	$2,140,930	$548,128	$30,227	$1,623,030	1.9%
Mortgage Insurance	483,619	81,456	1,044	403,207	0.3
Title Insurance	711,735	(64)	2,216	714,016	0.3
Life and Health Insurance:
Life insurance	39,286	19,453	---	19,833	---
Accident and health insurance	57,929	13,223	74	44,779	0.2
Total Life & Health Insurance	97,215	32,677	74	64,612	0.1
Consolidating adjustments	---	(74)	(74)	---	---
Consolidated	$3,433,501	$662,123	$33,488	$2,804,866	1.2%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004
($ in Thousands)

Column A	Column B	Column C		Column D		Column E

			Charged
	Balance	Charged to	to Other			Balance
	Beginning of	Costs	Accounts -	Deductions -		at End of
Description	Period	Expenses	Describe	Describe		Period

Year Ended December 31, 2006:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$36,813	$(6,591)	$ ---	$	---	$30,222

Year Ended December 31, 2005:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$45,652	$(8,838)	$ ---	$	---	$36,813

Year Ended December 31, 2004:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$27,300	$18,352	$ ---	$	---	$45,652

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
($ in Thousands)
Column A		Column B	Column C	Column D	Column E	Column F	Column G

Reserves for
		Deferred	Unpaid Claims	Discount,
		Policy	and Claim	If Any,			Net
		Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment
Affiliation With Registrant		Costs	Expenses	Column C	Premiums	Premiums	Income
Year Ended December 31, 2006:
(a)	Consolidated property-casualty
	entities (1)	$174,621	$3,022,670	$151,065	$955,842	$1,902,112	$221,599
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$174,621	$3,022,670	$151,065	$955,842	$1,902,112	$221,599

Year Ended December 31, 2005:
(a)	Consolidated property-casualty
	entities (1)	$141,575	$2,507,076	$138,301	$825,799	$1,805,209	$197,076
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$141,575	$2,507,076	$138,301	$825,799	$1,805,209	$197,076

Year Ended December 31, 2004:
(a)	Consolidated property-casualty
	entities (1)	$129,368	$2,269,763	$139,362	$743,343	$1,623,030	$183,495
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$129,368	$2,269,763	$139,362	$743,343	$1,623,030	$183,495

Note: (1) See note (2) to Schedule III.
(2) These amounts are immaterial and have, therefore, been omitted from this schedule.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
($ in Thousands)
Column A		Column H		Column I	Column J	Column K

		Claims and Claim		Amortization	Paid
		Adjustment Expenses		of Deferred	Claims
		Incurred Related to		Policy	and Claim
		Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant		Year	Years	Costs	Expenses	Written
Year Ended December 31, 2006:
(a)	Consolidated property-casualty
	entities (1)	$1,363,791	($116,881)	$305,832	$731,313	$2,022,801
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$1,363,791	($116,881)	$305,832	$731,313	$2,022,801

Year Ended December 31, 2005:
(a)	Consolidated property-casualty
	entities (1)	$1,254,488	($52,969)	$319,504	$964,205	$1,889,361
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$1,254,488	($52,969)	$319,504	$964,205	$1,889,361

Year Ended December 31, 2004:
(a)	Consolidated property-casualty
	entities (1)	$1,122,998	($55,695)	$290,888	$845,368	$1,701,149
(b)	Unconsolidated property-casualty
subsidiaries (2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees (2)
		$1,122,998	($55,695)	$290,888	$845,368	$1,701,149

Note: (1) See note (2) to Schedule III.
(2) These amounts are immaterial and have, therefore, been omitted from this schedule.