Form 10-Q
period 2007-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2007-05-07
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2007 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	No. 36-2678171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 312-346-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:☒ No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding March 31, 2007
Common Stock / $1 par value	231,398,391

There are 32 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2007

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 10
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	11 - 28
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	29
CONTROLS AND PROCEDURES	29
PART II OTHER INFORMATION:
ITEM 1A - RISK FACTORS	30
ITEM 6 - EXHIBITS	30
SIGNATURE	31
EXHIBIT INDEX	32

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $6,948.9 and $6,873.8)	$ 6,927.8	$ 6,832.6
Equity securities (at fair value)(cost: $533.5 and $534.7)	670.7	669.1
Short-term investments (at fair value which approximates cost)	560.2	493.6
Miscellaneous investments	56.5	52.7
Total	8,215.4	8,048.1
Other investments	8.1	7.9
Total investments	8,223.5	8,056.1

Other Assets:
Cash	82.3	71.6
Securities and indebtedness of related parties	24.7	21.8
Accrued investment income	101.4	102.9
Accounts and notes receivable	891.5	962.1
Federal income tax recoverable: Current	-	15.5
Prepaid federal income taxes	536.5	468.4
Reinsurance balances and funds held	74.1	74.2
Reinsurance recoverable: Paid losses	71.8	58.6
Policy and claim reserves	2,169.6	2,172.7
Deferred policy acquisition costs	253.1	264.9
Sundry assets	342.8	342.9
	4,548.3	4,556.1
Total Assets	$ 12,771.9	$ 12,612.2

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses	$ 5,593.2	$ 5,534.7
Unearned premiums	1,198.5	1,209.4
Other policyholders’ benefits and funds	188.3	188.6
Total policy liabilities and accruals	6,980.0	6,932.8
Commissions, expenses, fees and taxes	221.9	243.5
Reinsurance balances and funds	308.1	314.4
Federal income tax payable: Current	31.9	-
Deferred	477.8	469.4
Debt	138.8	144.3
Sundry liabilities	141.1	138.4
Commitments and contingent liabilities
Total Liabilities	8,300.0	8,243.0

Preferred Stock:
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity:
Common stock (1)	231.3	231.0
Additional paid-in capital	330.3	319.5
Retained earnings	3,847.0	3,773.9
Accumulated other comprehensive income	63.0	44.6
Total Common Shareholders’ Equity	4,471.8	4,369.2
Total Liabilities, Preferred Stock, and Common Shareholders’ Equity	$ 12,771.9	$ 12,612.2

(1) At March 31, 2007 and December 31, 2006, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 231,398,391 at March 31, 2007 and 231,047,890 at December 31, 2006 were issued and outstanding. At March 31, 2007 and December 31, 2006, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

	Quarters Ended March 31,

	2007	2006
Revenues:
Net premiums earned	$ 814.2	$ 784.4
Title, escrow, and other fees	55.5	59.3
Total premiums and fees	869.8	843.8
Net investment income	91.5	82.7
Other income	9.4	8.8
Total operating revenues	970.9	935.3
Realized investment gains	2.9	7.5
Total revenues	973.9	942.9

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	419.5	364.0
Dividends to policyholders	2.7	1.4
Underwriting, acquisition, and other expenses	393.6	403.1
Interest and other charges	2.2	2.4
Total expenses	818.2	770.9
Income before income taxes	155.6	171.9

Income Taxes:
Current	49.1	45.4
Deferred (Credits)	(1.3)	9.0
Total	47.8	54.5
Net Income	$ 107.7	$ 117.4

Net Income Per Share:
Basic	$ .47	$ .51
Diluted	$ .46	$ .51

Average shares outstanding: Basic	231,388,190	229,835,408
Diluted	233,614,450	231,999,922

Dividends Per Common Share:
Cash	$ .15	$ .14

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

	Quarters Ended March 31,
	2007	2006

Net income as reported	$ 107.7	$ 117.4

Other comprehensive income (loss):
Foreign currency translation adjustment	.6	-
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	29.7	(65.6)
Less: elimination of pretax realized gains
included in income as reported	2.9	7.5
Pretax unrealized gains (losses) on securities
carried at market value	26.7	(73.1)
Deferred income taxes (credits)	9.3	(25.6)
Net unrealized gains (losses) on securities	17.3	(47.5)
Amortization of pension loss and prior service cost included in net periodic pension cost, net of deferred income taxes	.4	-
Net adjustments	18.4	(47.6)

Comprehensive income	$ 126.2	$ 69.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Quarters Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 107.7	$ 117.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	11.8	2.8
Premiums and other receivables	70.6	(15.7))
Unpaid claims and related items	72.0	86.7
Other policyholders’ benefits and funds	(21.5)	2.4
Income taxes	46.1	(82.2))
Prepaid federal income taxes	(68.1)	77.3
Reinsurance balances and funds	(19.4)	5.4
Realized investment gains	(2.9)	(7.5))
Accounts payable, accrued expenses and other	.6	(2.1))
Total	197.1	184.6

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	168.8	139.2
Sales	14.3	21.3
Sales of:
Equity securities	3.4	-
Other investments	.6	14.0
Fixed assets for company use	.2	.3
Purchases of:
Fixed maturity securities	(266.2)	(278.8))
Other investments	(.7)	(.1))
Fixed assets for company use	(3.8)	(3.9))
Net decrease (increase) in short-term investments	(66.2)	(50.8))
Other-net	(2.1)	(1.1))
Total	(151.7)	(159.9))

Cash flows from financing activities:
Issuance of common shares	5.4	3.7
Redemption of debentures and notes	(5.5)	(.4))
Dividends on common shares	(34.7)	(32.1))
Other-net	-	(.5))
Total	(34.6)	(29.4))

Increase (decrease) in cash	10.6	(4.7))
Cash, beginning of period	71.6	68.3
Cash, end of period	$ 82.3	$ 63.5

Supplemental cash flow information:
Cash paid during the period for: Interest	$ .3	$ .3
Income taxes	$ 1.3	$ 136.4

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1.   Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) as described in the Company’s latest annual report to shareholders or otherwise disclosed herein. The financial accounting and reporting process relies on estimates and on the exercise of judgment, but in the opinion of management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results were recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a tax position is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing taxable income in any particular year. The Company believes that it establishes the aforementioned reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, other than possible interest and penalties, the resulting accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS has audited the Company’s consolidated Federal income tax returns through year end 2003 and no significant adjustments ultimately resulted.

2.   Common Share Data:

(a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended March 31,
	2007	2006
Numerator:
Net Income	$ 107.7	$ 117.4

Numerator for basic earnings per share -
income available to common stockholders	107.7	117.4

Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversions	$ 107.7	$ 117.4

Denominator:
Denominator for basic earnings per share -
weighted-average shares (1)	231,388,190	229,835,408

Effect of dilutive securities - stock options	2,226,260	2,164,514

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions (1)	233,614,450	231,999,922

Earnings per share: Basic	$ .47	$ .51
Diluted	$ .46	$ .51

(1) Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through March 31, 2007.

3.   Unrealized Appreciation/(Depreciation) of Investments:

Cumulative net unrealized gains on investments included in a separate account in common shareholders’ equity amounted to $83.9 at March 31, 2007. Unrealized appreciation of investments, before applicable deferred income taxes of $45.0 at March 31, 2007 included gross unrealized gains and (losses) of $205.5 and ($76.4), respectively.

For the quarters ended March 31, 2007 and 2006, net unrealized appreciation (depreciation) of investments, net of deferred income tax credits, amounted to $17.3 and ($47.5), respectively.

4.   Pension Plans:

The Company has three defined benefit pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. All three plans are closed to new employees. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

The measurement dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan and September 30 for the Title Plan.

The components of estimated net periodic pension cost for the plans consisted of the following:

	Quarters Ended March 31,
	2007	2006
Service cost	$ 2.3	$ 2.3
Interest cost	3.4	3.2
Expected return on plan assets	(3.9)	(3.6)
Recognized loss	.8	.8
Net cost	$ 2.6	$ 2.6

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

	Quarters Ended March 31,
	2007	2006
General Insurance Group:
Net premiums earned	$ 521.7	$ 459.9
Net investment income and other income	68.0	56.9
Total revenues before realized gains or losses	$ 589.7	$ 516.9
Income before taxes and realized investment gains or losses (1)	$ 102.9	$ 97.0
Income tax expense on above	$ 31.0	$ 29.7

Mortgage Guaranty Group:
Net premiums earned	$ 118.0	$ 109.0
Net investment income and other income	21.3	22.2
Total revenues before realized gains or losses	$ 139.4	$ 131.2
Income before taxes and realized investment gains or losses	$ 48.3	$ 60.1
Income tax expense on above	$ 15.7	$ 19.7

Title Insurance Group:
Net premiums earned	$ 154.5	$ 194.1
Title, escrow and other fees	55.5	59.3
Sub-total	210.1	253.4
Net investment income and other income	7.1	6.8
Total revenues before realized gains or losses	$ 217.2	$ 260.3
Income before taxes (credits) and realized investment gains or losses (1)	$ .7	$ 7.6
Income tax expense (credits) on above	$ (.2)	$ 2.3

Consolidated Revenues:
Total revenues of above Company segments	$ 946.3	$ 908.5
Other sources (2)	33.3	32.5
Consolidated net realized investment gains	2.9	7.5
Elimination of intersegment revenues (3)	(8.8)	(5.7)
Consolidated revenues	$ 973.9	$ 942.9

Consolidated Income Before Taxes:
Total income before taxes and realized investment
gains or losses of above Company segments	$ 151.9	$ 164.7
Other sources - net (2)	.6	(.3)
Consolidated net realized investment gains	2.9	7.5
Consolidated income before income taxes	$ 155.6	$ 171.9

Consolidated Income Tax Expense:
Total income tax expense of above Company segments	$ 46.5	$ 51.9
Other sources - net (2)	.2	-
Income tax expense on consolidated net realized investment gains	1.0	2.6
Consolidated income tax expense	$ 47.8	$ 54.5

	March 31,	December 31,
	2007	2006
Consolidated Assets:
General	$ 9,507.5	$ 9,363.5
Mortgage	2,263.4	2,189.6
Title	778.7	772.7
Other - net (1)	222.1	286.3
Consolidated	$ 12,771.9	$ 12,612.2
__________
In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1) Income before taxes is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent of $4.2 and $.3 incurred by the General Insurance Group and Title Insurance Group, respectively, during the quarter ended March 31, 2007 and $.2 incurred by the General Insurance Group during the quarter ended March 31, 2006.
(2) Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.
(3) Represents consolidation eliminating adjustments.

6.   Commitments and Contingent Liabilities:

Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

Purported class actions have been filed against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state courts in Connecticut, Florida, New Jersey, Ohio and Pennsylvania. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC has reached a tentative settlement in Florida for an amount not to exceed $1.2, exclusive of attorneys’ fees and costs. ORNTIC intends to defend vigorously against the actions in the other states as well but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

An action was filed in the Federal District court for South Carolina against the Company’s wholly-owned mortgage guaranty insurance subsidiary, Republic Mortgage Insurance Company (“RMIC”). Similar lawsuits have been filed against the other six private mortgage insurers in different Federal District Courts. The action against RMIC sought certification of a nationwide class of consumers who were allegedly required to pay for private mortgage insurance at a cost greater than RMIC’s “best available rate”. The action alleges that the decision to insure their loans at a higher rate was based on the consumers’ credit scores and constituted an “adverse action” within the meaning, and in violation of the Fair Credit Reporting Act, that requires notice, allegedly not given, to the consumers. The action sought statutory and punitive damages, as well as other costs. A settlement agreement was reached in the action on November 29, 2006 and is expected to receive final court approval shortly. While the ultimate cost of the settlement will depend upon the number of consumers who participate, the Company reasonably expects the cost to be under $1.0.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2007 and 2006
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for approximately 2% of both consolidated revenues for the quarter ended March 31, 2007 and consolidated assets as of March 31, 2007, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

First quarter 2007 consolidated earnings benefited from greater General Insurance operating revenues and profits that were mainly attributable to a book of liability insurance business acquired in late 2006. Higher year-over-year claim costs in the Company’s Mortgage Guaranty line, and a much greater operating expense ratio in Title Insurance were major offsetting factors. Additionally, consolidated results for the first three months of 2007 were impacted by incrementally higher stock option expenses of approximately $4.2 (or 1 cent per share after taxes). Similar costs were registered in the second quarter of 2006. As a result of these varying business developments and trends, net operating earnings per share dropped by 8.2% in this year’s first quarter, compared to a year ago, while net income per share was down by a greater 9.8% due to lower realized investment gains.

Consolidated Results - The major components of Old Republic’s consolidated results were as follows for the periods shown:

	Quarters Ended March 31,
	2007	2006	Change
Operating revenues:
General insurance	$ 589.7	$ 516.9	14.1%
Mortgage guaranty	139.4	131.2	6.2
Title insurance	217.2	260.3	-16.6
Corporate and other	24.5	26.8
Total	$ 970.9	$ 935.3	3.8%
Pretax operating income (loss):
General insurance	$ 102.9	$ 97.0	6.1%
Mortgage guaranty	48.3	60.1	-19.6
Title insurance	.7	7.6	-90.8
Corporate and other	.6	(.3)
Sub-total	152.6	164.4	-7.1
Realized investment gains (losses):
From sales	2.9	7.5
From impairments	-	-
Net realized investment gains	2.9	7.5
Consolidated pretax income	155.6	171.9	-9.5
Income taxes	47.8	54.5	-12.2
Net income	$ 107.7	$ 117.4	-8.2%
Consolidated underwriting ratio:
Benefits and claims ratio	48.6%	43.3%
Expense ratio	43.6	46.5
Composite ratio	92.2%	89.8%
Components of diluted net income per share:
Net operating income	$ 0.45	$ 0.49	-8.2%
Net realized investment gains	0.01	0.02
Net income	$ 0.46	$ 0.51	-9.8%

The above table shows Old Republic’s consolidated results in terms of both operating and net income to highlight the effects of investment gain or loss recognition and non-recurring items on period-to-period comparisons. Operating income, however, does not replace net income computed in accordance with GAAP as a measure of total profitability.

The recognition of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time, can distort the comparability of the Company’s operating performance from period-to-period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results.

General Insurance Results - Old Republic’s General Insurance Group continued to post favorable earnings comparisons in this year’s first quarter. Key indicators of that performance follow:

	Quarters Ended March 31,
	2007	2006	Change
Net premiums earned	$ 521.7	$ 459.9	13.4%
Net investment income	62.8	52.9	18.7
Pretax operating income	$ 102.9	$ 97.0	6.1%

Claims ratio	64.5%	64.5%
Expense ratio	26.9	25.9
Composite ratio	91.4%	90.4%

Substantially all general insurance premium growth in this year’s first quarter stemmed from the previously noted new book of liability insurance. Premiums from other sources were slightly higher quarter-over-quarter, reflecting a moderately declining rate environment and the attendant difficulty it poses in retaining or attracting business which meets the Company’s underwriting standards. Nonetheless, Old Republic’s composite ratio, the most widely accepted indicator of underwriting performance in the industry, continued at a very favorable level for the 20th consecutive quarter. Net investment income grew on the strength of a greater invested asset base and slightly higher investment yields.

Mortgage Guaranty Results - This segment delivered reasonably good operating results in the face of a continued rise in claim costs. Key indicators of the most recent quarterly performance are shown below:

	Quarters Ended March 31,
	2007	2006	Change
Net premiums earned	$ 118.0	$ 109.0	8.2%
Net investment income	18.9	19.1	-1.3
Pretax operating income	$ 48.3	$ 60.1	-19.6%

Claims ratio	54.4%	38.8%
Expense ratio	20.8	23.7
Composite ratio	75.2%	62.5%

For this year’s first quarter, mortgage guaranty premium revenue trends were moderately positive, responding to higher new insurance written, improved persistency in the traditional primary channel, and year-over-year growth in bulk insurance production. Underwriting margins, however, slipped to 24.8% in the first three months of 2007 compared to 37.5% in the same period of 2006. While the expense ratio reflected favorable comparisons with year-ago-levels, the claims ratio rose significantly due primarily to increasing loss severity. Net investment income was essentially unchanged quarter-over-quarter inasmuch as the invested asset base has remained basically flat principally due to higher shareholder dividend payments by this segment’s insurance subsidiaries.

Title Insurance Results - Old Republic’s Title Insurance segment registered a continuing drop in profitability in this year’s first quarter. Key indicators of that performance follow:

	Quarters Ended March 31,
	2007	2006	Change
Net premiums and fees earned	$ 210.1	$ 253.4	-17.1%
Net investment income	6.7	6.8	-.9
Pretax operating income	$ 0.7	$ 7.6	-90.8%

Claims ratio	6.0%	6.2%
Expense ratio	96.8	93.4
Composite ratio	102.8%	99.6%

In the midst of a continuing downturn in the housing and related mortgage lending industries, the Company’s title business experienced further reductions in premium and fee revenues. As has been the case for several quarters, direct production facilities in the Western United States have experienced the greatest adverse impact. Overall title premium and fee revenues dropped by 17.1% in this year’s first quarter, while operating expenses fell by a lesser 14.0%. Following significant efforts to reduce operating costs, substantial challenges remain in redressing the imbalance between operating revenues and certain relatively fixed costs. In combination with a relatively flat claims ratio, these fluctuations produced the negative underwriting margins evidenced by the composite ratio of 102.8% in this year’s first quarter. At this juncture, the Company believes that current market conditions affecting the title industry are unlikely to improve much before 2008.

Corporate and Other Operations - Old Republic’s small life and health business, and the net costs associated with the parent holding company and its corporate services subsidiaries produced pretax income of $0.6 in the first quarter of 2007 and a pretax loss of $0.3 in the first quarter of 2006. Period-to-period variability in the results of these relatively minor elements of Old Republic’s operations usually stems from the volatility inherent to the Company’s small scaled life and health business, and fluctuations in the timing of expense recognition related to such variable costs as stock option expenses.

Cash, Invested Assets, and Shareholders’ Equity - The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

	March 31,
	2007	2006	Change
Cash and invested assets	$ 8,407.4	$ 7,469.2	12.6%

Shareholders’ equity:
Total	4,471.8	4,066.8	10.0
Per share	$ 19.33	$ 17.69	9.3%

Composition of shareholders’ equity per share:
Equity before items below	$ 19.06	$ 17.63	8.1%
Unrealized investment gains or losses and other accumulated comprehensive income	0.27	0.06
Total	$ 19.33	$ 17.69	9.3%

The investment portfolio reflects a current allocation of approximately 84% to fixed-maturity securities, and 8% to equities most of which are committed to several indexed stock portfolios. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives, and to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries. As a result, it contains little or no exposure to real estate investments, mortgage-backed securities, derivatives, junk bonds, illiquid private equity investments, or mortgage loans.

Substantially all the changes in the shareholders’ equity account for the first three months of 2007 and 2006 reflect earnings retained in excess of dividend payments. Cash flow from operating activities of $197.1 for the first three months of 2007 compares with the $184.6 registered in the same period of 2006.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the reserves for losses and loss adjustment expenses. The major assumptions and methods used in the establishment of these estimates are discussed in the Company’s 2006 Annual Report on Form 10K.

CHANGES IN ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. As indicated in Note 1 of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

FINANCIAL POSITION

The Company’s financial position at March 31, 2007 reflected increases in assets, liabilities, and common shareholders’ equity of 1.3%, .7% and 2.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 65.8% and 65.3% of consolidated assets as of March 31, 2007 and December 31, 2006, respectively. Consolidated operating cash flow was positive at $197.1 in the first quarter of 2007 compared to $184.6 in the same period of 2006. As of March 31, 2007, the invested asset base increased 2.1% to $8,223.5 principally as a result of positive operating cash flow.

During the first quarters of 2007 and 2006, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2007 and 2006, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At March 31, 2007, the Company had $4.3 of fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2007. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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
The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (1)

	March 31,	December 31,
	2007	2006
Aaa	33.5%	32.9%
Aa	19.1	19.0
A	26.0	26.4
Baa	19.8	20.1
Total investment grade	98.4	98.4
All other (2)	1.6	1.6
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2) “All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	March 31, 2007
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$ 20.8		$ .9
Consumer Durables	17.6		.8
Retail	18.2		.7
Finance	17.5		.3
Consumer Non-durables	5.0		-
Total	$ 78.9	(3)	$ 2.8
(3) Represents 1.1% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2007
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$ 1,434.9		$ 14.6
Utilities	461.2		10.4
Consumer Non-durables	253.1		4.2
Industrials	276.3		3.4
Other (includes 17 industry groups)	1,999.7		32.4
Total	$ 4,425.2	(4)	$ 65.3
(4) Represents 63.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2007
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Banking	$ 11.0		$ 1.1
Insurance	10.8		1.1
Consumer Durables	3.5		.4
Health Care	3.9		.4
Other (3 industry groups)	15.6		.5
Total	$ 45.0	(5)	$ 3.5	(6)
(5) Represents 8.5% of the total equity securities portfolio.
(6)	Represents .7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 26.4% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

	March 31, 2007
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$ 382.1	$ 6.1	$ 2.4	$ -
Due after one year through five years	1,820.1	57.2	26.7	1.4
Due after five years through ten years	2,286.7	15.5	38.7	1.3
Due after ten years	15.2	-	.1	-
Total	$ 4,504.2	$ 78.9	$ 68.1	$ 2.8

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

March 31, 2007
Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$ 3.9	$ -	$ -	$ 3.9
Seven to twelve months	2.5	-	-	2.5
More than twelve months	61.6	-	-	61.6
Total	$68.1	$ -	$ -	$ 68.1
Equity Securities:
One to six months	$ 1.1	$ -	$ -	$ 1.1
Seven to twelve months	.1	.8	-	.9
More than twelve months	.4	1.0	-	1.4
Total	$ 1.7	$ 1.8	$ -	$ 3.5

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	297	-	-	297
Seven to twelve months	79	-	-	79
More than twelve months	803	-	-	803
Total	1,179	-	-	1,179	(7)
Equity Securities:
One to six months	8	-	-	8
Seven to twelve months	1	1	-	2
More than twelve months	1	2	-	3
Total	10	3	-	13	(7)

(7)	At March 31, 2007 the number of issues in an unrealized loss position represent 61.3% as to fixed maturities, and 15.9% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (March 31, 2007 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2007	2006
Maturity Ranges:
Due in one year or less	10.7%	9.6%
Due after one year through five years	43.6	44.4
Due after five years through ten years	45.4	45.6
Due after ten years through fifteen years	.3	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.5
Duration (8)	3.9	3.9

(8)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9 as of March 31, 2007 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2007	2006
Fixed Maturity Securities:
Amortized cost	$ 6,948.9	$ 6,873.8
Estimated fair value	6,927.8	6,832.6
Gross unrealized gains	47.1	46.6
Gross unrealized losses	(68.1)	(87.8)
Net unrealized losses	$ (21.0)	$ (41.2)

Equity Securities:
Cost	$ 533.5	$ 534.7
Estimated fair value	670.7	669.1
Gross unrealized gains	140.7	136.1
Gross unrealized losses	(3.5)	(1.8)
Net unrealized gains	$ 137.1	$ 134.3

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

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $533.6 in dividends from its subsidiaries in 2007 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs of which $19.0 was outstanding at March 31, 2007.

Old Republic’s total capitalization of $4,610.7 at March 31, 2007 consisted of debt of $138.8 and common shareholders' equity of $4,471.8. Changes in the common shareholders’ equity account reflect primarily the retention of earnings in excess of dividend requirements. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 25 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach and favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and the long-term expectations for the Company’s consolidated business. At its February, 2007 meeting, the Board of Directors approved a new quarterly cash dividend rate of 16 cents per share effective in the second quarter of 2007, up from 15 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through March 31, 2007 pursuant to this authorization.

RESULTS OF OPERATIONS

Revenues: Premiums & Fees

Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. Nearly all of the Company’s mortgage guaranty premiums stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 34% of 2007 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 66% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2004	$ 1,623.0	$ 403.2	$ 1,025.2	$ 64.6	$ 3,116.1	6.1%
2005	1,805.2	429.5	1,081.8	70.3	3,386.9	8.7
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
Quarters Ended March 31:
2006	459.9	109.0	253.4	21.3	843.8	7.0
2007	$ 521.7	$ 118.0	$ 210.1	$ 19.9	$ 869.8	3.1%

Earned premiums in the General Insurance Group grew by 13.4% and 6.7% in the first quarters of 2007 and 2006, respectively. Substantially all general insurance premium growth in this year’s first quarter stemmed from a book of liability insurance business acquired in late 2006. Mortgage guaranty premium revenue trends for the first quarter of 2007 reflect higher new insurance written, improved traditional primary business persistency, and growth in bulk insurance production. Title Group premium and fee revenues decreased by 17.1% in the first quarter of 2007 due to a continued reduction in real estate transaction volume substantially occurring in the segment’s direct operations, most of which are concentrated in the Western United States.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	37.9%	21.8%	11.8%	11.3%	5.8%	11.4%
2005	39.2	21.9	10.3	11.0	5.4	12.2
2006	39.8	21.7	11.0	10.7	5.1	11.7
Quarters Ended March 31:
2006	39.8	22.6	11.1	10.8	4.7	11.0
2007	36.4%	25.3%	11.8%	9.4%	7.7%	9.4%

The following tables provide information on risk exposure trends for Old Republic’s Mortgage Guaranty Group.

New Insurance Written	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$ 24,749.4	$ 4,487.8	$ 7,324.7	$ 36,562.0
2005	20,554.5	9,944.3	498.2	30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
Quarters Ended March 31:
2006	3,892.5	3,256.9	51.3	7,200.7
2007	$ 4,618.7	$ 3,935.8	$ 177.0	$ 8,731.5

New Risk Written
Years Ended December 31:
2004	$ 6,100.2	$ 112.4	$ 89.9	$ 6,302.5
2005	5,112.4	1,053.1	11.7	6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
Quarters Ended March 31:
2006	969.3	208.1	.9	1,178.3
2007	$ 1,115.6	$ 302.6	$ 6.0	$ 1,424.3

Net Risk In Force
As of December 31:
2004	$ 15,452.2	$ 834.8	$ 580.9	$ 16,868.0
2005	14,711.2	1,758.8	586.1	17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
As of March 31:
2006	14,587.0	1,823.7	586.8	16,997.6
2007	$ 14,718.2	$ 2,557.1	$ 542.8	$ 17,818.1

Analysis of Risk in Force:
By Fair Isaac & Company (“FICO”) Scores:	FICO less than 620	FICO 620 to 680	FICO greater than 680	Unscored/ Unavailable
Traditional Primary
As of December 31:
2004	8.6%	31.1%	51.4%	8.9%
2005	8.3	31.8	53.1	6.8
2006	8.5	32.6	54.6	4.3
As of March 31:
2006	8.3	32.1	53.5	6.1
2007	8.6%	32.8%	54.5%	4.1%

Bulk(1)
As of December 31:
2004	11.5%	45.4%	40.9%	2.2%
2005	21.2	38.7	38.7	1.4
2006	24.1	35.7	39.8	.4
As of March 31:
2006	19.6	37.9	41.8	.7
2007	24.3%	35.8%	39.6%	.3%

By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95
Traditional Primary
As of December 31:
2004	5.7%	36.8%	42.0%	15.5%
2005	5.4	37.7	39.1	17.8
2006	5.0	37.4	36.0	21.6
As of March 31:
2006	5.3	37.8	38.5	18.4
2007	4.9%	37.0%	35.1%	23.0%

Bulk(1)
As of December 31:
2004	66.4%	16.9%	12.9%	3.8%
2005	57.3	27.4	11.6	3.7
2006	63.4	23.1	9.0	4.5
As of March 31:
2006	59.0	26.9	10.8	3.3
2007	62.6%	22.7%	9.3%	5.4%

By Type of Loan Documentation:	Full Documentation	Reduced Documentation
Traditional Primary
As of December 31:
2004	93.2%	6.8%
2005	90.6	9.4
2006	89.4	10.6
As of March 31:
2006	90.4	9.6
2007	89.2%	10.8%

Bulk (1)
As of December 31:
2004	34.0%	66.0%
2005	51.9	48.1
2006	51.9	48.1
As of March 31:
2006	49.4	50.6
2007	50.9%	49.1%

(1) Bulk pool risk in-force, which represented 42.5% of total bulk risk in-force at March 31, 2007, has been allocated pro-rata based on insurance in-force.

Premium and Persistency Trends:
	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk (1)
Years Ended December 31:
2004	$ 483.6	$ 403.2	64.5%	55.7%
2005	508.0	429.5	65.5	59.5
2006	524.7	444.3	73.1	70.5
Quarters Ended March 31:
2006	128.9	109.0	66.6	65.3
2007	$ 139.2	$ 118.0	73.7%	70.5%

(1) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2004	38.1%	61.9%
2005	37.1	62.9
2006	32.3	67.7
Quarters Ended March 31:
2006	29.9	70.1
2007	33.8%	66.2%

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

						Market	Invested
	Invested Assets at Cost					Value	Assets at
	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2005	$ 4,694.8	$ 1,515.4	$ 616.8	$ 326.4	$ 7,153.5	$ 76.6	$ 7,230.2
2006	5,524.8	1,571.6	611.1	246.6	7,954.3	101.8	8,056.1
As of March 31:
2006	4,829.0	1,498.2	604.4	376.1	7,307.8	3.5	7,311.4
2007	$ 5,707.3	$ 1,573.0	$ 617.5	$ 197.0	$ 8,095.0	$ 128.5	$ 8,223.5

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2004	$ 183.4	$ 67.7	$ 25.5	$ 14.0	$ 290.8	4.64%	4.42%
2005	197.0	70.1	26.0	16.9	310.1	4.51	4.40
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
Quarters Ended
March 31,
2006	52.9	19.1	6.8	3.7	82.7	4.57	4.55
2007	$ 62.8	$ 18.9	$ 6.7	$ 3.0	$ 91.5	4.56%	4.50%

Consolidated net investment income grew by 10.7% when compared to the same 2006 period. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market yields. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as a lower yield environment during the past several years.

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2007 and 2006, 92.2% and 86.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. As previously reported, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

	Realized Gains on Disposition of:			Impairment Losses on:
	Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Net realized gains
Years Ended December 31:
2004	$ 4.6	$ 48.5	$ 53.2	$ -	$ (5.2)	$ (5.2)	$ 47.9
2005	4.5	69.6	74.1	(2.7)	(6.5)	(9.2)	64.9
2006	2.0	16.9	19.0	-	-	-	19.0
Quarters Ended March 31:
2006	1.1	6.3	7.5	-	-	-	7.5
2007	$ .7	$ 2.2	$ 2.9	$ -	$ -	$ -	$ 2.9

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

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross	Net	Gross	Net
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)	$ 997.2	$ 810.1	$ 977.7	$ 810.9
Workers' compensation	2,084.4	1,210.8	2,093.2	1,175.7
General liability	1,145.3	550.1	1,123.8	537.3
Other coverages	617.4	406.4	610.0	400.7
Unallocated loss adjustment expense reserves	148.2	99.0	147.0	97.8
Total general insurance reserves	4,992.7	3,076.6	4,951.8	3,022.6

Mortgage guaranty	270.7	270.0	248.6	247.9
Title	271.0	271.0	278.4	278.4
Life and health	30.9	24.3	28.4	21.6
Unallocated loss adjustment expense reserves -other coverages	27.6	27.6	27.2	27.2
Total claim and loss adjustment expense reserves	$ 5,593.2	$ 3,669.8	$ 5,534.7	$ 3,598.0
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$ 192.8	$ 154.6	$ 194.9	$ 157.8
% of total general insurance reserves	3.9%	5.0%	3.9%	5.2%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At March 31, 2007, such reserves accounted for 89.3% and 83.8% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2006 represented 89.5% and 84.0% of the respective consolidated amounts.

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

Incurred Loss Experience

Management is of the opinion that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could have a material effect on its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2006 Annual Report on Form 10-K, under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	65.9%	35.5%	5.8%	42.0%
2005	66.9	37.2	6.0	43.3
2006	65.9	42.8	5.9	45.3
Quarters Ended March 31:
2006	64.5	38.8	6.2	43.3
2007	64.5%	54.4%	6.0%	48.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance coverage types were as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	66.5%	72.4%	47.6%	56.2%	108.6%	59.3%
2005	67.2	78.9	48.9	52.2	97.4	58.5
2006	75.3	74.6	41.5	55.0	57.5	54.8
Quarters Ended March 31:
2006	72.0	73.5	44.1	51.8	74.6	53.4
2007	75.9%	68.8%	51.9%	50.9%	48.2%	60.9%

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

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.3 years (gross) and 10.6 years (net of reinsurance) as of March 31, 2007 and 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 3.4% of general insurance group net incurred losses for the five years ended December 31, 2006.

The mortgage guaranty claims ratios have continued to rise in recent years, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent quarterly claim ratio comparisons reflect a significant increase due primarily to increasing loss severity.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim Amount (1)		Delinquency Ratio
	Traditional Primary	Bulk (2)	Traditional Primary	Bulk (2)
Years Ended December 31:
2004	$ 23,920	$ 19,885	4.11%	4.59%
2005	24,255	20,639	4.67	3.67
2006	25,989	21,846	4.41	3.29
Quarters Ended March 31:
2006	26,121	17,364	4.12	3.42
2007	$ 28,076	$ 28,192	4.22%	3.51%

(1) Amounts are in whole dollars.
(2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

	Traditional Primary Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	MN	SC	NC	MI
As of December 31:
2004	3.2%	5.0%	5.6%	3.8%	7.6%	4.4%	3.5%	5.0%	4.9%	6.1%
2005	3.1	5.7	5.9	4.2	8.3	4.7	4.0	5.4	4.9	7.3
2006	2.7	4.5	6.1	4.5	7.8	4.8	5.4	4.8	4.6	8.2
As of March 31:
2006	2.4	4.9	5.2	3.9	7.6	4.2	4.1	4.5	4.3	6.7
2007	3.2%	4.1%	5.9%	4.2%	7.5%	4.3%	5.7%	4.3%	3.9%	8.3%

	Bulk Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	CA	NJ	AZ	NY
As of December 31:
2004	2.5%	6.1%	7.0%	5.2%	13.3%	6.5%	1.3%	3.3%	3.6%	4.9%
2005	1.9	5.5	5.8	3.0	8.4	5.3	.9	3.7	.9	4.3
2006	1.6	4.0	4.4	4.2	9.3	5.1	1.6	3.5	1.0	4.4
As of March 31:
2006	1.5	4.8	5.2	3.7	8.5	5.1	.9	3.9	.9	4.5
2007	2.0%	4.1%	4.2%	4.1%	9.0%	5.2%	2.0%	3.8%	1.6%	4.7%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (3):
	FL	TX	GA	IL	OH	PA	CA	NJ	NC	MI
As of December 31:
2004	2.7%	4.8%	5.1%	2.5%	7.2%	4.1%	1.1%	3.7%	3.5%	5.3%
2005	2.4	5.3	5.3	2.8	7.5	4.3	.9	3.7	3.8	6.4
2006	2.0	4.1	5.2	3.1	7.3	4.3	1.4	3.6	3.3	7.2
As of March 31:
2006	1.9	4.6	4.7	2.7	7.0	3.9	.9	3.7	3.3	6.0
2007	2.4%	3.9%	5.1%	2.9%	7.1%	4.0%	1.6%	3.6%	3.1%	7.3%

(3) As determined by risk in force as of March 31, 2007, these 10 states represent approximately 49%, 60%, and 50%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of the Company’s 2006 Annual Report on Form 10-K on pages 13 and 14.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	24.8%	25.6%	90.5%	47.3%
2005	24.6	22.4	88.2	45.2
2006	24.4	22.5	93.6	44.7
Quarters Ended March 31:
2006	25.9	23.7	93.4	46.5
2007	26.9%	20.8%	96.8%	43.6%

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

The General Insurance Group’s expense ratio reflects the benefits of well-controlled production and administrative expense management in the face of a greater revenue base. The decrease in the Mortgage Guaranty Group’s ratio for the first quarter of 2007 reflects the benefit of greater 2007 earned premiums and the absence of state income taxes incurred in the first quarter of 2006 that resulted from the release of contingency reserves. The increase in the Title Insurance Group’s expense ratio for the first quarter of 2007 results from a decline in revenues from direct operations, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	90.7%	61.1%	96.3%	89.3%
2005	91.5	59.6	94.2	88.5
2006	90.3	65.3	99.5	90.0
Quarters Ended March 31:
2006	90.4	62.5	99.6	89.8
2007	91.4%	75.2%	102.8%	92.2%

Expenses: Income Taxes

The effective consolidated income tax rates were 30.8% and 31.7% in the first quarters of 2007 and 2006, respectively. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Some of the statements made in this report and other Company-published reports, as well as oral statements or commentaries made by the Company’s management in conference calls following earnings releases, can constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers, as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise any and all such comments, whether as a result of new information, future events, or otherwise, and accordingly they may not be unduly relied upon.

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

Old Republic’s market risk exposures at March 31, 2007, have not materially changed from those identified in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 6 - Exhibits

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

Old Republic International Corporation
(Registrant)
Date:	May 4, 2007

/s/ Karl W. Mueller
Karl W. Mueller Senior Vice President and Chief Financial Officer

EHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.