Form 10-Q
period 2007-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2007-08-03
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2007 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934

Commission File Number: 001-10607

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	No. 36-2678171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding June 30, 2007
Common Stock / $1 par value	231,568,599

There are 33 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2007

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 10
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	11 - 29
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	30
CONTROLS AND PROCEDURES	30
PART II OTHER INFORMATION:
ITEM 1A – RISK FACTORS	31
ITEM 6 – EXHIBITS	31
SIGNATURE	32
EXHIBIT INDEX	33

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $7,056.7 and $6,873.8)	$6,944.5	$6,832.6
Equity securities (at fair value)(cost: $557.6 and $534.7)	714.5	669.1
Short-term investments (at fair value which approximates cost)	464.9	493.6
Miscellaneous investments	56.1	52.7
Total	8,180.2	8,048.1
Other investments	8.1	7.9
Total investments	8,188.3	8,056.1

Other Assets:
Cash	114.5	71.6
Securities and indebtedness of related parties	18.2	21.8
Accrued investment income	104.5	102.9
Accounts and notes receivable	847.5	962.1
Federal income tax recoverable: Current	15.2	15.5
Prepaid federal income taxes	536.5	468.4
Reinsurance balances and funds held	76.3	74.2
Reinsurance recoverable: Paid losses	59.5	58.6
Policy and claim reserves	2,143.4	2,172.7
Deferred policy acquisition costs	253.7	264.9
Sundry assets	347.3	342.9
	4,517.1	4,556.1
Total Assets	$12,705.5	$12,612.2

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses	$5,698.0	$5,534.7
Unearned premiums	1,200.5	1,209.4
Other policyholders’ benefits and funds	188.3	188.6
Total policy liabilities and accruals	7,086.9	6,932.8
Commissions, expenses, fees and taxes	220.1	243.5
Reinsurance balances and funds	255.4	314.4
Federal income tax payable: Deferred	465.5	469.4
Debt	23.8	144.3
Sundry liabilities	135.9	138.4
Commitments and contingent liabilities
Total Liabilities	8,187.8	8,243.0

Preferred Stock
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity
Common stock (1)	231.5	231.0
Additional paid-in capital	334.3	319.5
Retained earnings	3,925.1	3,773.9
Accumulated other comprehensive income	26.5	44.6
Total Common Shareholders’ Equity	4,517.6	4,369.2
Total Liabilities, Preferred Stock, and Common Shareholders’ Equity	$12,705.5	$12,612.2

(1)
At June 30, 2007 and December 31, 2006, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 231,568,599 at June 30, 2007 and 231,047,890 at December 31, 2006 were issued and outstanding. At June 30, 2007 and December 31, 2006, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$853.0	$781.6	$1,667.2	$1,566.1
Title, escrow, and other fees	60.1	66.7	115.7	126.1
Total premiums and fees	913.2	848.4	1,783.0	1,692.2
Net investment income	93.7	82.6	185.2	165.3
Other income	12.0	9.6	21.5	18.5
Total operating revenues	1,018.9	940.7	1,989.8	1,876.1
Realized investment gains	13.3	8.1	16.3	15.7
Total revenues	1,032.2	948.9	2,006.2	1,891.8

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	466.8	372.2	886.4	736.2
Dividends to policyholders	2.2	1.7	4.9	3.1
Underwriting, acquisition, and other expenses	393.3	385.5	786.9	788.7
Interest and other charges	2.6	2.8	4.9	5.3
Total expenses	865.0	762.4	1,683.3	1,533.4
Income before income taxes	167.2	186.4	322.9	358.3

Income Taxes:
Current	38.9	42.4	88.1	87.8
Deferred	13.1	17.3	11.8	26.4
Total	52.0	59.7	99.9	114.3
Net Income	$115.1	$126.6	$222.9	$244.0

Net Income Per Share:
Basic	$.50	$.55	$.96	$1.06
Diluted	$.49	$.54	$.95	$1.05

Average shares outstanding: Basic	231,558,161	230,013,892	231,551,981	230,007,372
Diluted	233,556,032	232,240,816	233,668,853	232,233,930

Dividends Per Common Share:
Cash	$.16	$.15	$.31	$.29

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income as reported	$115.1	$126.6	$222.9	$244.0

Other comprehensive income (loss):
Foreign currency translation adjustment	10.8	5.2	11.4	5.1
Unrealized gains (losses) on securities:
Unrealized losses arising during period	(60.2)	(57.0)	(30.5)	(122.6)
Less: elimination of pretax realized gains
included in income as reported	13.3	8.1	16.3	15.7
Pretax unrealized losses on securities
carried at market value	(73.5)	(65.2)	(46.8)	(138.3)
Deferred income tax credits	(25.7)	(22.8)	(16.4)	(48.4)
Net unrealized losses on securities	(47.8)	(42.3)	(30.4)	(89.9)
Amortization of pension loss and prior service cost included in net periodic pension cost, net of deferred income taxes	.4	-	.8	-
Net adjustments	(36.5)	(37.1)	(18.0)	(84.7)

Comprehensive income	$78.5	$89.5	$204.8	$159.3

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$222.9	$244.0
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	12.5	(.3)
Premiums and other receivables	114.9	7.2
Unpaid claims and related items	179.1	144.5
Other policyholders’ benefits and funds	2.0	26.2
Income taxes	12.1	(109.5)
Prepaid federal income taxes	(68.1)	77.3
Reinsurance balances and funds	(62.4)	(60.5)
Realized investment gains	(16.3)	(15.7)
Accounts payable, accrued expenses and other	7.8	12.1
Total	404.8	325.5

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	353.5	262.0
Sales	24.5	50.7
Sales of:
Equity securities	70.2	15.4
Other items - net	9.9	19.8
Purchases of:
Fixed maturity securities	(564.1)	(375.2)
Equity securities	(83.8)	(46.7)
Other items - net	(18.8)	(14.4)
Net decrease (increase) in short-term investments	29.8	(182.1)
Other - net	(2.4)	(1.8)
Total	(181.0)	(272.3)

Cash flows from financing activities:
Issuance of debentures and notes	.3	-
Issuance of common shares	8.1	6.3
Redemption of debentures and notes	(120.9)	(.5)
Dividends on common shares	(71.7)	(66.6)
Other - net	3.2	(.3)
Total	(180.9)	(61.2)

Increase (decrease) in cash	42.8	(7.9)
Cash, beginning of period	71.6	68.3
Cash, end of period	$114.5	$60.3

Supplemental cash flow information:
Cash paid during the period for: Interest	$4.7	$4.7
Income taxes	$87.2	$223.4

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the calendar year 2007. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a tax position is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, other than possible interest and penalties, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS has audited the Company’s consolidated Federal income tax returns through year end 2003 and no significant adjustments ultimately resulted.

2.	Common Share Data:

(a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$115.1	$126.6	$222.9	$244.0

Numerator for basic earnings per share -
income available to common stockholders	115.1	126.6	222.9	244.0

Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversions	$115.1	$126.6	$222.9	$244.0

Denominator:
Denominator for basic earnings per share -
weighted-average shares (1)	231,558,161	230,013,892	231,551,981	230,007,372

Effect of dilutive securities – stock options	1,997,871	2,226,924	2,116,872	2,226,558

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions (1)	233,556,032	232,240,816	233,668,853	232,233,930

Earnings per share: Basic	$.50	$.55	$.96	$1.06
Diluted	$.49	$.54	$.95	$1.05

(1)	Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through June 30, 2007.

3.	Unrealized Appreciation/(Depreciation) of Investments:

Cumulative net unrealized gains on investments included in a separate account in common shareholders’ equity amounted to $36.1 at June 30, 2007. Unrealized appreciation of investments, before applicable deferred income taxes of $19.3 at June 30, 2007 included gross unrealized gains and (losses) of $206.1 and $(150.6), respectively.

For the six months ended June 30, 2007 and 2006, net unrealized depreciation of investments, net of deferred income tax credits, amounted to $30.4 and $89.9, respectively.

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

The components of estimated net periodic pension cost for the plans consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$2.3	$2.3	$4.7	$4.6
Interest cost	3.4	3.2	6.8	6.4
Expected return on plan assets	(3.9)	(3.6)	(7.9)	(7.3)
Recognized loss	.8	.8	1.5	1.6
Net cost	$2.6	$2.6	$5.2	$5.3

The companies are not expecting to make any cash or non-cash contributions to their pension plans in calendar year 2007.

5.	Information About Segments of Business:

The Company is engaged in the single business of insurance. It conducts its operations through three major regulatory segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The results of a small life & health insurance business are included with those of its corporate and minor service operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses as these are aggregated in consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General Insurance Group:
Net premiums earned	$540.1	$473.0	$1,061.9	$933.0
Net investment income and other income	72.0	58.5	140.0	115.4
Total revenues before realized gains or losses	$612.2	$531.5	$1,202.0	$1,048.4
Income before taxes and realized investment gains or losses (1)	$108.7	$105.2	$211.7	$202.3
Income tax expense on above	$33.2	$32.8	$64.3	$62.6

Mortgage Guaranty Group:
Net premiums earned	$125.0	$110.2	$243.0	$219.2
Net investment income and other income	21.9	20.8	43.3	43.0
Total revenues before realized gains or losses	$147.0	$131.0	$286.4	$262.3
Income before taxes and realized investment gains or losses	$36.8	$63.7	$85.1	$123.8
Income tax expense on above	$11.6	$21.1	$27.3	$40.9

Title Insurance Group:
Net premiums earned	$169.3	$180.4	$323.8	$374.6
Title, escrow and other fees	60.1	66.7	115.7	126.1
Sub-total	229.5	247.2	439.6	500.7
Net investment income and other income	7.0	6.6	14.1	13.4
Total revenues before realized gains or losses	$236.5	$253.8	$453.7	$514.2
Income before taxes and realized investment gains or losses (1)	$3.6	$12.1	$4.3	$19.7
Income tax expense on above	$.8	$3.8	$.6	$6.2

Consolidated Revenues:
Total revenues of above Company segments	$995.8	$916.4	$1,942.2	$1,825.0
Other sources (2)	31.7	30.6	65.1	63.2
Consolidated net realized investment gains	13.3	8.1	16.3	15.7
Elimination of intersegment revenues (3)	(8.6)	(6.4)	(17.4)	(12.1)
Consolidated revenues	$1,032.2	$948.9	$2,006.2	$1,891.8

Consolidated Income Before Taxes:
Total income before taxes and realized investment gains or losses of above Company segments	$149.3	$181.2	$301.3	$345.9
Other sources – net (2)	4.5	(2.9)	5.2	(3.3)
Consolidated net realized investment gains	13.3	8.1	16.3	15.7
Consolidated income before income taxes	$167.2	$186.4	$322.9	$358.3

Consolidated Income Tax Expense:
Total income tax expense of above Company segments	$45.8	$57.9	$92.3	$109.9
Other sources – net (2)	1.5	(1.0)	1.8	(1.0)
Income tax expense on consolidated net realized investment gains	4.6	2.8	5.7	5.4
Consolidated income tax expense	$52.0	$59.7	$99.9	$114.3

	June 30,	December 31,
	2007	2006
Consolidated Assets:
General	$9,439.9	$9,363.5
Mortgage	2,324.4	2,189.6
Title	773.0	772.7
Other – net (2)	383.5	443.4
Eliminations (3)	(215.4)	(157.0)
Consolidated	$12,705.5	$12,612.2

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1)
In the above tables, income before taxes is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $4.1 and $8.3 compared to $.2 and $.5 for the quarter and six months ending June 30, 2007 and 2006, respectively; Title - $.5 and $.9 for the quarter and six months ending June 30, 2007 compared to zero for the corresponding 2006 periods.

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

Purported class actions have been filed against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state courts in Connecticut, Florida, New Jersey, Ohio and Pennsylvania. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits have been filed against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. The class actions in Florida were recently settled by ORNTIC for less than $0.1, exclusive of attorneys’ fees and costs. ORNTIC intends to defend vigorously against the actions in the other states as well but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2007 and 2006
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of both consolidated revenues for the six months ended June 30, 2007 and consolidated assets as of June 30, 2007, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Consolidated earnings for this year’s second quarter and first half benefited from higher General Insurance operating revenues and profits that were mainly attributable to a book of liability insurance business acquired in late 2006.  Greater year-over-year claim costs in the Company’s Mortgage Guaranty line, and an increased operating expense ratio in Title Insurance, however, were major offsetting factors. As a result of these varying business developments, net operating earnings per share dropped by 13.5% in this year’s second quarter, compared to a year ago, while net income per share declined by a lesser 9.3% due to higher realized investment gains. For the first half of 2007, the downturn in consolidated earnings was not as severe due to stronger first quarter performance by Old Republic’s Mortgage Guaranty line.

Consolidated Results – The major components of Old Republic’s consolidated results were as follows for the periods shown:

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenues:
General insurance	$612.2	$531.5	15.2%	$1,202.0	$1,048.4	14.6%
Mortgage guaranty	147.0	131.0	12.2	286.4	262.3	9.2
Title insurance	236.5	253.8	-6.8	453.7	514.2	-11.8
Corporate and other	23.1	24.2		47.6	51.0
Total	$1,018.9	$940.7	8.3%	$1,989.8	$1,876.1	6.1%
Pretax operating income (loss):
General insurance	$108.7	$105.2	3.3%	$211.7	$202.3	4.7%
Mortgage guaranty	36.8	63.7	-42.2	85.1	123.8	-31.2
Title insurance	3.6	12.1	-69.7	4.3	19.7	-77.8
Corporate and other	4.5	(2.9)		5.2	(3.3)
Sub-total	153.8	178.2	-13.7	306.5	342.6	-10.5
Realized investment gains (losses):
From sales	13.3	8.1		16.3	15.7
From impairments	-	-		-	-
Net realized investment gains	13.3	8.1		16.3	15.7
Consolidated pretax income	167.2	186.4	-10.3	322.9	358.3	-9.9
Income taxes	52.0	59.7	-12.9	99.9	114.3	-12.5
Net income	$115.1	$126.6	-9.1%	$222.9	$244.0	-8.7%
Consolidated underwriting ratio:
Benefits and claims ratio	51.4%	44.1%		50.0%	43.7%
Expense ratio	41.5	43.8		42.5	45.1
Composite ratio	92.9%	87.9%		92.5%	88.8%
Components of diluted net income per share:
Net operating income	$0.45	$0.52	-13.5%	$0.91	$1.01	-9.9%
Net realized investment gains	0.04	0.02	-	0.04	0.04	-
Net income	$0.49	$0.54	-9.3%	$0.95	$1.05	-9.5%

The above table shows Old Republic’s consolidated results in terms of both operating and net income to highlight the effects of investment gain or loss recognition and any non-recurring items on period-to-period comparisons.  Operating income, however, does not replace net income computed in accordance with GAAP as a measure of total profitability.

The recognition of investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time, can distort the comparability of the Company’s results from period to period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results.

General Insurance Results – Old Republic’s General Insurance Group continued to post favorable year-over-year earnings comparisons. Key indicators of that performance follow:

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net premiums earned	$540.1	$473.0	14.2%	$1,061.9	$933.0	13.8%
Net investment income	64.7	53.7	20.4	127.5	106.6	19.5
Pretax operating income	$108.7	$105.2	3.3%	$211.7	$202.3	4.7%

Claims ratio	67.3%	65.6%		66.0%	65.0%
Expense ratio	23.6	23.4		25.2	24.6
Composite ratio	90.9%	89.0%		91.2%	89.6%

Substantially all general insurance premium growth in this year’s second quarter and first half stemmed from the previously noted new book of liability insurance. Premiums from all other sources combined were slightly higher, constrained by a moderately declining rate environment and the attendant difficulty it poses in retaining or attracting business meeting the Company’s underwriting standards. Nonetheless, Old Republic’s composite ratio, the most widely accepted indicator of underwriting performance in the industry, continued at a very favorable level for the 21st consecutive quarter. Net investment income grew on the strength of a greater invested asset base and slightly higher investment yields.

Mortgage Guaranty Results – Pretax mortgage guaranty operating income declined significantly due to less favorable underwriting results. Key performance indicators are shown below.

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net premiums earned	$125.0	$110.2	13.4%	$243.0	$219.2	10.8%
Net investment income	19.0	17.6	7.8	37.9	36.8	3.0
Pretax operating income	$36.8	$63.7	-42.2%	$85.1	$123.8	-31.2%

Claims ratio	65.9%	35.6%		60.3%	37.2%
Expense ratio	19.8	22.6		20.3	23.1
Composite ratio	85.7%	58.2%		80.6%	60.3%

The reduction in mortgage guaranty pretax operating income resulted from much higher claim costs, which outweighed positive contributions from increased premium revenue and lower production costs. Traditional primary new insurance written grew 41.0% year-to-date, and related business persistency improved to 74.7% from 68.1% at mid-year 2006. Year-over-year, however, bulk new insurance written and earned premiums represented the major source of overall premium growth.  The lower expense ratios in this year’s second quarter and first half were driven by the continued benefits of cost management, and the greater efficiency associated with bulk business production.

The rise in mortgage guaranty claim costs reflected a continuation of particularly unfavorable trends since mid-2006. While comparative paid loss ratios remained relatively stable, greater reserve provisions were required to address a deteriorating claims environment. Year-over-year, the more significant factors in this regard were higher loan defaults, greater claim severity due to higher values of insured risks, and fewer loss mitigation opportunities, especially in parts of the nation where home prices and sales activity have declined measurably.  As indicated by the higher composite ratio of claims and expenses, underwriting margins worsened significantly in the first six months of 2007. Their full impact, however, was mitigated to a small extent by greater yields on a slightly higher invested asset base.

Title Insurance Results – Old Republic’s Title Insurance segment registered a continued drop in profitability during the second quarter and first half of 2007.  Key performance indicators follow:

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Net premiums and fees earned	$229.5	$247.2	-7.2%	$439.6	$500.7	-12.2%
Net investment income	6.8	6.5	4.4	13.5	13.3	1.7
Pretax operating income	$3.6	$12.1	-69.7%	$4.3	$19.7	-77.8%

Claims ratio	6.4%	5.9%		6.2%	6.0%
Expense ratio	94.7	91.7		95.7	92.6
Composite ratio	101.1%	97.6%		101.9%	98.6%

Amid a continuing downturn in the housing and related mortgage lending industries, the Company’s title business experienced further reductions in premium and fee revenues. As has been the case for several quarters, direct production facilities in the Western United States sustained the greatest adverse impact. Consolidated title premium and fee revenues dropped by 7.2% in this year’s second quarter, while operating expenses fell by a lesser 3.9%. For the first six months of the year, these amounts declined by 12.2% and 9.1%, respectively. While significant efforts to reduce operating costs have been made in the past several quarters, substantial challenges remain in redressing the imbalance between operating revenues and certain relatively fixed costs. In combination with a slightly higher claims ratio, these fluctuations produced the negative underwriting margins evidenced by the composite ratios shown in the above table.  At this juncture, the Company believes that current market conditions affecting the title industry are unlikely to improve much before year-end 2008.

Corporate and Other Operations – Old Republic’s small life and health business, and the net costs associated with the parent holding company and its corporate services subsidiaries produced higher income contributions in 2007. Period-to-period variability in the results of these relatively minor elements of the Company’s operations usually stems from the volatility inherent to the Company’s small scaled life and health business, fluctuations in the timing of expense recognition related to such variable costs as stock option expenses, interest income on intercompany financing arrangements, and costs associated with a relatively small debt level.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

				% Change
	June 2007	December 2006	June 2006	June ‘07/ Dec ‘06	June ‘07/ June ‘06
Cash and invested assets	$8,407.4	$8,230.8	$7,512.9	2.1%	11.9%

Shareholders’ equity:
Total	4,517.6	4,369.2	4,130.6	3.4	9.4
Per share	$19.51	$18.91	$17.96	3.2%	8.6%

Composition of shareholders’ equity per share:
Equity before items below	$19.39	$18.72	$18.06	3.6%	7.4%
Unrealized investment gains or losses and other accumulated comprehensive income	0.12	0.19	(0.10)
Total	$19.51	$18.91	$17.96	3.2%	8.6%

Cash flow from operating activities of $404.8 for the first half of 2007 compares with the $325.5 registered in the same period of 2006. These cash flows were additive to the invested asset base although their full benefit was curbed by the June 2007 repayment of matured corporate debt of $115.0.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 9% to equities most of which are committed to several indexed stock portfolios.  As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives and to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries. As a result, it contains little or no exposure to real estate investments, mortgage-backed securities, collateralized debt obligations, derivatives, junk bonds, illiquid private equity investments, or mortgage loans.

Substantially all of the changes in the shareholders’ equity account for the periods reported upon reflect earnings retained in excess of dividend payments.   A summary of such changes on a per share basis follows:

	Six Months Ended June 30, 2007	Fiscal Year Ended June 30, 2007
Beginning shareholders’ equity per share	$18.91	$17.96
Changes in shareholders’ equity for the periods:
Net operating income	0.92	1.87
Net realized investment gains (losses)	0.04	0.05
Net unrealized investment gains (losses)	(0.13)	0.33
Cash dividends	(0.31)	(0.61)
Stock issuance, foreign exchange, and other transactions	0.08	(0.09)
Net change	0.60	1.55
Ending shareholders’ equity per share	$19.51	$19.51

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

CHANGES IN ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the calendar year 2007. As indicated in Note 1 of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

FINANCIAL POSITION

The Company’s financial position at June 30, 2007 reflected increases in assets and common shareholders’ equity of .7% and 3.4%, respectively, and a decrease in liabilities of .7% when compared to the immediately preceding year-end. Cash and invested assets represented 66.2% and 65.3% of consolidated assets as of June 30, 2007 and December 31, 2006, respectively. Consolidated operating cash flow was positive at $404.8 in the first six months of 2007 compared to $325.5 in the same period of 2006. As of June 30, 2007, the invested asset base increased 1.6% to $8,188.3 principally as a result of positive operating cash flow in excess of debt repayments and dividends on common shares.

During the first six months of 2007 and 2006, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2007 and 2006, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At June 30, 2007, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2007. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (1)

	June 30,	December 31,
	2007	2006
Aaa	33.4%	32.9%
Aa	18.1	19.0
A	26.6	26.4
Baa	20.2	20.1
Total investment grade	98.3	98.4
All other (2)	1.7	1.6
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	June 30, 2007
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$30.9		$1.4
Consumer Durables	7.6		1.0
Retail	18.1		.8
Finance	14.0		.3
Other (includes 2 industry groups)	11.3		.2
Total	$82.1	(3)	$4.1

(3)	Represents 1.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	June 30, 2007
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Municipals	$1,906.9		$40.8
Utilities	537.7		16.7
Industrials	359.6		7.9
Consumer Non-durables	301.3		7.8
Other (includes 17 industry groups)	2,447.5		62.0
Total	$5,553.1	(4)	$135.3

(4)	Represents 78.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	June 30, 2007
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Banking	$24.7		$.7
Service	5.0		.4
Health Care	25.9		.3
Consumer Non-durables	5.0		.1
Other (includes 5 industry groups)	20.8		.3
Total	$81.7	(5)	$2.0	(6)

(5)   Represents 14.6% of the total equity securities portfolio.
(6)	Represents .4% of the cost of the total equity securities portfolio, while gross unrealized gains represent 28.5% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

	June 30, 2007
	Amortized Costs of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non Investment Grade Only	All	Non Investment Grade Only
Maturity Ranges:
Due in one year or less	$491.2	$3.0	$3.1	$-
Due after one year through five years	2,180.0	68.2	48.0	2.6
Due after five years through ten years	2,945.5	10.8	87.6	1.4
Due after ten years	18.4	-	.6	-
Total	$5,635.2	$82.1	$139.4	$4.1

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	June 30, 2007
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$32.0	$-	$-	$32.0
Seven to twelve months	.5	-	-	.5
More than twelve months	106.8	-	-	106.8
Total	$139.4	$-	$-	$139.4
Equity Securities:
One to six months	$2.0	$-	$-	$2.0
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$2.0	$-	$-	$2.0

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	658	-	-	658
Seven to twelve months	2	-	-	2
More than twelve months	846	-	-	846
Total	1,506	-	-	1,506	(7)
Equity Securities:
One to six months	13	-	-	13
Seven to twelve months	-	-	-	-
More than twelve months	-	1	-	1
Total	13	1	-	14	(7)

(7)	At June 30, 2007 the number of issues in an unrealized loss position represent 77.9% as to fixed maturities, and 18.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (June 30, 2007 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2007	2006
Maturity Ranges:
Due in one year or less	11.5%	9.6%
Due after one year through five years	43.7	44.4
Due after five years through ten years	44.5	45.6
Due after ten years through fifteen years	.3	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.5
Duration (8)	3.8	3.9

(8)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8% as of June 30, 2007 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2007	2006
Fixed Maturity Securities:
Amortized cost	$7,056.7	$6,873.8
Estimated fair value	6,944.5	6,832.6
Gross unrealized gains	27.2	46.6
Gross unrealized losses	(139.4)	(87.8)
Net unrealized losses	$(112.1)	$(41.2)

Equity Securities:
Cost	$557.6	$534.7
Estimated fair value	714.5	669.1
Gross unrealized gains	158.9	136.1
Gross unrealized losses	(2.0)	(1.8)
Net unrealized gains	$156.9	$134.3

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

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $533.6 in dividends from its subsidiaries in 2007 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $150.0 to meet unanticipated liquidity needs of which $19.0 was outstanding at June 30, 2007.

Old Republic’s total capitalization of $4,541.4 at June 30, 2007 consisted of debt of $23.8 and common shareholders' equity of $4,517.6. Changes in the common shareholders’ equity account reflect primarily the retention of earnings in excess of dividend requirements. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 25 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February, 2007 meeting, the Board of Directors approved a new quarterly cash dividend rate of 16 cents per share effective in the second quarter of 2007, up from 15 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date; no stock had been acquired through June 30, 2007 pursuant to this authorization.

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

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2004	$1,623.0	$403.2	$1,025.2	$64.6	$3,116.1	6.1%
2005	1,805.2	429.5	1,081.8	70.3	3,386.9	8.7
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
Six Months Ended June 30:
2006	933.0	219.2	500.7	39.2	1,692.2	3.4
2007	1,061.9	243.0	439.6	38.4	1,783.0	5.4
Quarters Ended June 30:
2006	473.0	110.2	247.2	17.8	848.4	.1
2007	$540.1	$125.0	$229.5	$18.4	$913.2	7.6%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	37.9%	21.8%	11.8%	11.3%	5.8%	11.4%
2005	39.2	21.9	10.3	11.0	5.4	12.2
2006	39.8	21.7	11.0	10.7	5.1	11.7
Six Months Ended June 30:
2006	39.8	21.8	10.7	10.7	5.1	11.9
2007	35.9	24.4	12.3	9.2	7.9	10.3
Quarters Ended June 30:
2006	39.8	21.1	10.5	10.6	5.4	12.6
2007	35.3%	23.6%	12.8%	9.0%	8.0%	11.3%

The following tables provide information on risk exposure trends for Old Republic’s Mortgage Guaranty Group.

Production

New Insurance Written	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$24,749.4	$4,487.8	$7,324.7	$36,562.0
2005	20,554.5	9,944.3	498.2	30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
Six Months Ended June 30:
2006	8,353.1	4,238.8	140.7	12,732.8
2007	11,775.5	8,486.9	246.7	20,509.2
Quarters Ended June 30:
2006	4,460.6	981.9	89.4	5,532.0
2007	$7,156.7	$4,551.1	$69.6	$11,777.6

New Risk Written	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$6,100.2	$112.4	$89.9	$6,302.5
2005	5,112.4	1,053.1	11.7	6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
Six Months Ended June 30:
2006	2,079.2	322.5	2.9	2,404.7
2007	2,847.1	534.5	7.2	3,388.9
Quarters Ended June 30:
2006	1,109.9	114.3	2.0	1,226.3
2007	$1,731.5	$231.8	$1.2	$1,964.5

Premium and Persistency Trends:
	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk (1)
Years Ended December 31:
2004	$483.6	$403.2	64.5%	55.7%
2005	508.0	429.5	65.5	59.5
2006	524.7	444.3	73.1	70.5
Six Months Ended June 30:
2006	258.8	219.2	68.1	69.1
2007	286.7	243.0	74.7%	66.5%
Quarters Ended June 30:
2006	129.8	110.2
2007	$147.5	$125.0

(1)	Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

Risk in Force

Net Risk in Force	Traditional Primary	Bulk	Other	Total
As of December 31:
2004	$15,452.2	$834.8	$580.9	$16,868.0
2005	14,711.2	1,758.8	586.1	17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
As of June 30:
2006	14,502.0	1,891.8	587.8	16,981.7
2007	$15,392.1	$2,607.6	$543.5	$18,543.3

Analysis of Risk in Force

By Fair Issac & Company (“FICO”) Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary
As of December 31:
2004	8.6%	31.1%	51.4%	8.9%
2005	8.3	31.8	53.1	6.8
2006	8.5	32.6	54.6	4.3
As of June 30:
2006	8.3	32.6	54.2	4.9
2007	8.7%	33.3%	54.3%	3.7%

Bulk (1)
As of December 31:
2004	11.5%	45.4%	40.9%	2.2%
2005	21.2	38.7	38.7	1.4
2006	24.1	35.7	39.8	.4
As of June 30:
2006	20.5	37.2	40.2	2.1
2007	21.4%	35.5%	42.8%	.3%

By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary
As of December 31:
2004	5.7%	36.8%	42.0%	15.5%
2005	5.4	37.7	39.1	17.8
2006	5.0	37.4	36.0	21.6
As of June 30:
2006	5.2	37.7	37.7	19.4
2007	4.8%	36.2%	33.8%	25.2%

Bulk (1)
As of December 31:
2004	66.4%	16.9%	12.9%	3.8%
2005	57.3	27.4	11.6	3.7
2006	63.4	23.1	9.0	4.5
As of June 30:
2006	59.6	27.1	10.2	3.1
2007	63.2%	21.3%	9.0%	6.5%

	Full Documentation	Reduced Documentation
Traditional Primary
As of December 31:
2004	93.2%	6.8%
2005	90.6	9.4
2006	89.4	10.6
As of June 30:
2006	90.2	9.8
2007	88.8%	11.2%

Bulk (1)
As of December 31:
2004	34.0%	66.0%
2005	51.9	48.1
2006	51.9	48.1
As of June 30:
2006	49.9	50.1
2007	49.1%	50.9%

(1)	Bulk pool risk in-force, which represented 44.9% of total bulk risk in-force at June 30, 2007, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Production

	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2004	38.1%	61.9%
2005	37.1	62.9
2006	32.3	67.7
Six Months Ended June 30:
2006	32.2	67.8
2007	33.6	66.4
Quarters Ended June 30:
2006	34.7	65.3
2007	33.3%	66.7%

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

							Invested
	Invested Assets at Cost					Market	Assets at
	General	Mortgage	Title	Corporate and Other	Total	Value Adjustment	Market Value
As of December 31:
2005	$4,694.8	$1,515.4	$616.8	$326.4	$7,153.5	$76.6	$7,230.2
2006	5,524.8	1,571.6	611.1	246.6	7,954.3	101.8	8,056.1
As of June 30:
2006	4,869.1	1,515.4	594.2	440.1	7,418.9	(61.6)	7,357.3
2007	$5,717.2	$1,632.6	$602.4	$181.2	$8,133.6	$54.7	$8,188.3

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2004	$183.4	$67.7	$25.5	$14.0	$290.8	4.64%	4.42%
2005	197.0	70.1	26.0	16.9	310.1	4.51	4.40
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
Six Months Ended
June 30,
2006	106.6	36.8	13.3	8.4	165.3	4.54	4.53
2007	127.5	37.9	13.5	6.2	185.2	4.60	4.56
Quarters Ended
June 30,
2006	53.7	17.6	6.5	4.6	82.6	4.49	4.50
2007	$64.7	$19.0	$6.8	$3.1	$93.7	4.62%	4.57%

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2007 and 2006, 93.5% and 83.8%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. As previously reported, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

	Realized Gains on Disposition of:			Impairment Losses on:
	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Net realized gains
Years Ended December 31:
2004	$4.6	$48.5	$53.2	$-	$(5.2)	$(5.2)	$47.9
2005	4.5	69.6	74.1	(2.7)	(6.5)	(9.2)	64.9
2006	2.0	16.9	19.0	-	-	-	19.0
Six Months Ended June 30:
2006	1.6	14.0	15.7	-	-	-	15.7
2007	1.2	15.1	16.3	-	-	-	16.3
Quarters Ended June 30:
2006	.4	7.7	8.1	-	-	-	8.1
2007	$.4	$12.8	$13.3	$-	$-	$-	$13.3

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

 The following table shows a breakdown of gross and net of reinsurance claim and loss adjustment expense reserve estimates for major types of insurance coverages as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross	Net	Gross	Net
Commercial automobile (mostly trucking)	$1,026.5	$833.5	$977.7	$810.9
Workers' compensation	2,122.4	1,233.7	2,093.2	1,175.7
General liability	1,138.7	561.5	1,123.8	537.3
Other coverages	626.9	420.9	610.0	400.7
Unallocated loss adjustment expense reserves	147.8	98.9	147.0	97.8
Total general insurance reserves	5,062.5	3,148.8	4,951.8	3,022.6

Mortgage guaranty	306.6	306.1	248.6	247.9
Title	271.8	271.8	278.4	278.4
Life and health	29.3	23.4	28.4	21.6
Unallocated loss adjustment expense reserves – other coverages	27.7	27.7	27.2	27.2
Total claim and loss adjustment expense reserves	$5,698.0	$3,778.0	$5,534.7	$3,598.0
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$190.3	$153.4	$194.9	$157.8
% of total general insurance reserves	3.8%	4.9%	3.9%	5.2%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At June 30, 2007, such reserves accounted for 88.8% and 83.3% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2006 represented 89.5% and 84.0% of the respective consolidated amounts.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	65.9%	35.5%	5.8%	42.0%
2005	66.9	37.2	6.0	43.3
2006	65.9	42.8	5.9	45.3
Six Months Ended June 30:
2006	65.0	37.2	6.0	43.7
2007	66.0	60.3	6.2	50.0
Quarters Ended June 30:
2006	65.6	35.6	5.9	44.1
2007	67.3%	65.9%	6.4%	51.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance types of coverage were as follows:

	Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	66.5%	72.4%	47.6%	56.2%	108.6%	59.3%
2005	67.2	78.9	48.9	52.2	97.4	58.5
2006	75.3	74.6	41.5	55.0	57.5	54.8
Six Months Ended June 30:
2006	74.1	73.3	45.1	52.6	58.9	52.2
2007	74.7	70.4	56.8	53.5	55.9	55.1
Quarters Ended June 30:
2006	76.2	73.1	46.2	53.3	45.8	51.1
2007	73.6%	72.0%	61.0%	56.1%	63.0%	50.5%

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

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.5 years (gross) and 10.2 years (net of reinsurance) as of June 30, 2007 and 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 3.4% of general insurance group net incurred losses for the five years ended December 31, 2006.

The mortgage guaranty claims ratios have continued to rise in recent years, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent quarterly claim ratio comparisons reflect a significant increase due mostly to increasing loss severity. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk moving into the primary default period along with a lower level of mitigation potential due to the slowing of housing appreciation levels. Expectations of greater claim frequency are impacted by several factors, including the outlook for the housing market, tightening lending standards which effect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the state of the economy overall, especially employment levels.

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic views loans with FICO scores less than 620, loans underwritten with reduced levels of loan documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed on pages 20 to 22 for both traditional primary and bulk business channels. The traditional primary business is less exposed to loans exhibiting higher risk attributes. Conversely, while the bulk business includes a higher concentration of higher risk loans, particularly loans with low FICO scores, it represents a much smaller percentage of the total risk in force. Typically premiums received for these products are higher than more traditional products to compensate for the additional risk. As anticipated, defaults attributable to higher risk loans continue to increase as the loans age, however, they did not significantly impact the claim ratios for the second quarter and first six months of 2007.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim Amount (1)		Delinquency Ratio
	Traditional Primary	Bulk (2)	Traditional Primary	Bulk (2)
Years Ended December 31:
2004	$23,920	$19,885	4.11%	4.59%
2005	24,255	20,639	4.67	3.67
2006	25,989	21,846	4.41	3.29
Six Months Ended June 30:
2006	25,550	18,873	4.08	3.24
2007	28,989	27,301	4.36%	3.71%
Quarters Ended June 30:
2006	24,940	20,234
2007	$29,860	$26,682

(1)  Amounts are in whole dollars.
(2)  Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

	Traditional Primary Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	NJ	MN	NC	MI
As of December 31:
2004	3.2%	5.0%	5.6%	3.8%	7.6%	4.4%	4.2%	3.5%	4.9%	6.1%
2005	3.1	5.7	5.9	4.2	8.3	4.7	4.1	4.0	4.9	7.3
2006	2.7	4.5	6.1	4.5	7.8	4.8	4.1	5.4	4.6	8.2
As of June 30:
2006	2.2	4.4	5.5	4.1	7.5	4.3	3.9	4.6	4.3	7.1
2007	4.0%	3.9%	6.0%	4.6%	7.2%	4.3%	4.2%	5.9%	3.8%	8.7%

	Bulk Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	NJ	CA	AZ	NY
As of December 31:
2004	2.5%	6.1%	7.0%	5.2%	13.3%	6.5%	3.3%	1.3%	3.6%	4.9%
2005	1.9	5.5	5.8	3.0	8.4	5.3	3.7	.9	.9	4.3
2006	1.6	4.0	4.4	4.2	9.3	5.1	3.5	1.6	1.0	4.4
As of June 30:
2006	1.3	4.3	4.8	3.7	8.7	5.2	3.5	1.0	.8	4.0
2007	2.8%	3.6%	4.4%	4.6%	8.2%	5.0%	3.7%	2.8%	1.7%	4.2%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (3):
	FL	TX	GA	IL	OH	PA	NJ	CA	NC	MI
As of December 31:
2004	2.7%	4.8%	5.1%	2.5%	7.2%	4.1%	3.7%	1.1%	3.5%	5.3%
2005	2.4	5.3	5.3	2.8	7.5	4.3	3.7	.9	3.8	6.4
2006	2.0	4.1	5.2	3.1	7.3	4.3	3.6	1.4	3.3	7.2
As of June 30:
2006	1.7	4.1	4.9	2.8	6.9	3.9	3.5	.9	3.2	6.3
2007	3.2%	3.7%	5.2%	3.3%	7.0%	4.2%	3.8%	2.4%	3.1%	7.8%

(3)	As determined by risk in force as of June 30, 2007, these 10 states represent approximately 49%, 59%, and 50%, of traditional primary, bulk, and total risk in force, respectively.

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

Expenses: Underwriting, Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:
	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	24.8%	25.6%	90.5%	47.3%
2005	24.6	22.4	88.2	45.2
2006	24.4	22.5	93.6	44.7
Six Months Ended June 30:
2006	24.6	23.1	92.6	45.1
2007	25.2	20.3	95.7	42.5
Quarters Ended June 30:
2006	23.4	22.6	91.7	43.8
2007	23.6%	19.8%	94.7%	41.5%

Expense ratios for the Company as a whole have remained basically stable for the periods reported upon. Variations in these consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income. Further,  general operating expenses  can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors discussed herein were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	90.7%	61.1%	96.3%	89.3%
2005	91.5	59.6	94.2	88.5
2006	90.3	65.3	99.5	90.0
Six Months Ended June 30:
2006	89.6	60.3	98.6	88.8
2007	91.2	80.6	101.9	92.5
Quarters Ended June 30:
2006	89.0	58.2	97.6	87.9
2007	90.9%	85.7%	101.1%	92.9%

Expenses: Income Taxes

The effective consolidated income tax rates were 31.1% and 31.0% in the second quarter and first six months of 2007, respectively, and 32.1% and 31.9% for similar periods in 2006, respectively. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Old Republic’s market risk exposures at June 30, 2007, have not materially changed from those identified in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of registrant’s shareholders was held on May 25, 2007.

(b)
Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)
At the Annual Meeting of Shareholders (the Annual Meeting) held on May 25, 2007, shareholders voted on the re-election of four Class 2 members of the Board of Directors for terms expiring in 2010 as follows:

	For	Withheld
Jimmy A. Dew	138,989,904	76,711,396
John M. Dixon	158,706,756	56,994,544
John W. Popp	127,259,803	88,441,497
Dennis P. Van Mieghem	158,792,099	56,909,201

Other directors whose terms of office continued after the meeting were:

Class 3 Directors	Class 1 Directors
(Term expires 2008)	(Term expires 2009)

Leo E. Knight, Jr.	Harrington Bischof
William A. Simpson	Peter Lardner
Arnold L. Steiner	Charles F. Titterton
Fredricka Taubitz	Steven R. Walker
Aldo C. Zucaro

Item 6 – Exhibits

(a) Exhibits

31.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Republic International Corporation
(Registrant)
Date:	August 3, 2007

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