Form 10-Q
period 2007-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2007-11-02
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[x] Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2007 or
[ ] Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding September 30, 2007
Common Stock / $1 par value	230,404,322

There are 33 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2007

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 10
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	11 – 29
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	30
CONTROLS AND PROCEDURES	30
PART II OTHER INFORMATION:
ITEM 1A – RISK FACTORS	31
ITEM 6 – EXHIBITS	31
SIGNATURE	32
EXHIBIT INDEX	33

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value)(cost: $7,293.1 and $6,873.8)	$7,274.0	$6,832.6
Equity securities (at fair value)(cost: $596.8 and $534.7)	760.9	669.1
Short-term investments (at fair value which approximates cost)	464.5	493.6
Miscellaneous investments	58.5	52.7
Total	8,558.1	8,048.1
Other investments	8.1	7.9
Total investments	8,566.2	8,056.1

Other Assets:
Cash	90.5	71.6
Securities and indebtedness of related parties	17.0	21.8
Accrued investment income	105.6	102.9
Accounts and notes receivable	936.1	962.1
Federal income tax recoverable: Current	-	15.5
Prepaid federal income taxes	536.5	468.4
Reinsurance balances and funds held	71.7	74.2
Reinsurance recoverable: Paid losses	68.3	58.6
Policy and claim reserves	2,181.6	2,172.7
Deferred policy acquisition costs	253.5	264.9
Sundry assets	345.6	342.9
	4,606.8	4,556.1
Total Assets	$13,173.1	$12,612.2

Liabilities, Preferred Stock, and Common Shareholders' Equity
Liabilities:
Losses, claims and settlement expenses	$5,908.4	$5,534.7
Unearned premiums	1,268.6	1,209.4
Other policyholders’ benefits and funds	189.6	188.6
Total policy liabilities and accruals	7,366.7	6,932.8
Commissions, expenses, fees and taxes	232.7	243.5
Reinsurance balances and funds	313.3	314.4
Federal income tax payable: Current	9.7	-
Deferred	462.7	469.4
Debt	93.8	144.3
Sundry liabilities	129.7	138.4
Commitments and contingent liabilities
Total Liabilities	8,609.1	8,243.0

Preferred Stock
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity
Common stock (1)	231.9	231.0
Additional paid-in capital	341.6	319.5
Retained earnings	3,917.5	3,773.9
Accumulated other comprehensive income	101.1	44.6
Treasury stock (at cost) (1)	(28.3)	-
Total Common Shareholders’ Equity	4,563.9	4,369.2
Total Liabilities, Preferred Stock, and Common Shareholders’ Equity	$13,173.1	$12,612.2

(1)
At September 30, 2007 and December 31, 2006, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 230,404,322 at September 30, 2007 and 231,047,890 at December 31, 2006 were issued and outstanding. At September 30, 2007 and December 31, 2006, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,566,100 and 0 as of September 30, 2007 and December 31, 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$870.1	$806.0	$2,537.4	$2,372.1
Title, escrow, and other fees	50.9	63.2	166.7	189.3
Total premiums and fees	921.1	869.2	2,704.2	2,561.5
Net investment income	95.1	85.6	280.4	250.9
Other income	9.6	7.7	31.1	26.2
Total operating revenues	1,025.9	962.6	3,015.7	2,838.8
Realized investment gains	3.9	2.2	20.3	17.9
Total revenues	1,029.8	964.9	3,036.0	2,856.7

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	609.9	399.8	1,496.3	1,136.1
Dividends to policyholders	1.9	2.0	6.9	5.2
Underwriting, acquisition, and other expenses	381.8	391.3	1,168.8	1,180.0
Interest and other charges	1.1	2.4	6.0	7.7
Total expenses	994.8	795.7	2,678.1	2,329.2
Income before income taxes	35.0	169.1	357.9	527.4

Income Taxes (Credits):
Current	44.8	41.1	133.0	129.0
Deferred	(39.0)	11.8	(27.2)	38.2
Total	5.8	52.9	105.7	167.2
Net Income	$29.2	$116.1	$252.1	$360.2

Net Income Per Share:
Basic	$.13	$.50	$1.09	$1.56
Diluted	$.12	$.50	$1.08	$1.55

Average shares outstanding: Basic	231,014,468	230,470,356	231,672,204	230,456,409
Diluted	232,298,642	232,517,359	233,448,109	232,551,819

Dividends Per Common Share:
Cash	$.160	$.150	$.470	$.440

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income as reported	$29.2	$116.1	$252.1	$360.2

Other comprehensive income (loss):
Foreign currency translation adjustment	7.4	-	18.9	5.2
Unrealized gains (losses) on securities:
Unrealized gains arising during period	106.5	142.3	75.9	19.7
Less: elimination of pretax realized gains
included in income as reported	3.9	2.2	20.3	17.9
Pretax unrealized gains on securities
carried at market value	102.5	140.1	55.6	1.7
Deferred income taxes	35.8	49.0	19.4	.6
Net unrealized gains on securities	66.6	91.0	36.2	1.1
Amortization of pension loss and prior service cost included in net periodic pension cost, net of deferred income taxes	.4	-	1.3	-
Net adjustments	74.5	91.1	56.4	6.3

Comprehensive income	$103.8	$207.2	$308.6	$366.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$252.1	$360.2
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	13.7	(5.5)
Premiums and other receivables	26.4	(24.7)
Unpaid claims and related items	400.7	233.9
Other policyholders’ benefits and funds	20.7	49.2
Income taxes	(1.9)	(97.1)
Prepaid federal income taxes	(68.1)	77.3
Reinsurance balances and funds	(8.9)	(65.3)
Realized investment gains	(20.3)	(17.9)
Accounts payable, accrued expenses and other	28.3	47.2
Total	642.7	557.1

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	537.6	440.9
Sales	27.0	68.3
Sales of:
Equity securities	73.3	18.6
Other items - net	13.0	29.4
Purchases of:
Fixed maturity securities	(986.7)	(406.9)
Equity securities	(123.8)	(51.1)
Other items - net	(24.3)	(30.7)
Net decrease (increase) in short-term investments	30.3	(546.0)
Other - net	(.8)	(3.6)
Total	(454.2)	(481.3)

Cash flows from financing activities:
Issuance of debentures and notes	81.3	2.0
Issuance of common shares	14.0	11.8
Redemption of debentures and notes	(131.3)	(.7)
Dividends on common shares	(108.5)	(101.2)
Purchase of treasury shares	(28.3)	-
Other - net	3.3	1.0
Total	(169.5)	(87.0)

Increase (decrease) in cash	18.9	(11.2)
Cash, beginning of period	71.6	68.3
Cash, end of period	$90.5	$57.0

Supplemental cash flow information:
Cash paid during the period for: Interest	$5.6	$5.2
Income taxes	$107.2	$263.3

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a tax position is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, other than possible interest and penalties, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The IRS has audited the Company’s consolidated Federal income tax returns through year end 2003 and no significant adjustments ultimately resulted.

2.	Common Share Data:

(a) Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net Income	$29.2	$116.1	$252.1	$360.2

Numerator for basic earnings per share -
income available to common stockholders	29.2	116.1	252.1	360.2

Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversions	$29.2	$116.1	$252.1	$360.2

Denominator:
Denominator for basic earnings per share -
weighted-average shares (1)	231,014,468	230,470,356	231,627,204	230,456,409

Effect of dilutive securities – stock options	1,284,174	2,047,003	1,820,905	2,095,410

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions (1)	232,298,642	232,517,359	233,448,109	232,551,819

Earnings per share: Basic	$.13	$.50	$1.09	$1.56
Diluted	$.12	$.50	$1.08	$1.55

(1)	Common share data has been retroactively adjusted to reflect all stock dividends and splits declared through September 30, 2007.

3.	Unrealized Appreciation/(Depreciation) of Investments:

Cumulative net unrealized gains on investments included in a separate account in common shareholders’ equity amounted to $102.7 at September 30, 2007. Unrealized appreciation of investments, before applicable deferred income taxes of $55.2 at September 30, 2007 included gross unrealized gains and (losses) of $241.5 and $(83.5), respectively.

For the nine months ended September 30, 2007 and 2006, net unrealized appreciation (depreciation) of investments, net of deferred income tax credits, amounted to $36.2 and $1.1, respectively.

4.	Pension Plans:

The Company has three defined benefit pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. All three plans are closed to new participants. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments.

The measurement dates used to determine pension measurements are December 31 for the Old Republic Plan and the Bituminous Plan and September 30 for the Title Plan.

The components of estimated net periodic pension cost for the plans consisted of the following:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$2.3	$2.3	$7.1	$6.9
Interest cost	3.4	3.2	10.2	9.6
Expected return on plan assets	(3.9)	(3.6)	(11.9)	(11.0)
Recognized loss	.8	.8	2.4	2.4
Net cost	$2.6	$2.6	$7.8	$7.9

The companies made cash contributions of $5.0 to their pension plans in the third quarter 2007 and do not expect to make any cash or non-cash contributions to their pension plans in the fourth quarter 2007.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General Insurance Group:
Net premiums earned	$549.5	$492.7	$1,611.4	$1,425.7
Net investment income and other income	70.0	58.4	210.1	173.8
Total revenues before realized gains or losses	$619.5	$551.1	$1,821.5	$1,599.6
Income before taxes and realized investment gains or losses (1)	$112.7	$96.0	$324.5	$298.3
Income tax expense on above	$34.6	$28.7	$98.9	$91.4

Mortgage Guaranty Group:
Net premiums earned	$133.9	$110.7	$377.0	$330.0
Net investment income and other income	23.0	21.3	66.4	64.3
Total revenues before realized gains or losses	$157.0	$132.0	$443.4	$394.3
Income (loss) before taxes (credits) and realized investment gains or losses	$(83.0)	$58.1	$2.1	$182.0
Income tax expense (credit) on above	$(30.3)	$19.1	$(3.0)	$60.1

Title Insurance Group:
Net premiums earned	$168.1	$184.5	$491.9	$559.2
Title, escrow and other fees	50.9	63.2	166.7	189.3
Sub-total	219.1	247.8	658.7	748.5
Net investment income and other income	7.0	6.6	21.2	20.1
Total revenues before realized gains or losses	$226.1	$254.5	$679.9	$768.7
Income (loss) before taxes (credits) and realized investment gains or losses (1)	$(3.3)	$10.9	$1.0	$30.6
Income tax expense (credit) on above	$(1.4)	$3.5	$(.8)	$9.7

Consolidated Revenues:
Total revenues of above Company segments	$1,002.8	$937.7	$2,945.0	$2,762.7
Other sources (2)	31.4	32.1	96.5	95.3
Consolidated net realized investment gains	3.9	2.2	20.3	17.9
Elimination of intersegment revenues (3)	(8.3)	(7.1)	(25.8)	(19.3)
Consolidated revenues	$1,029.8	$964.9	$3,036.0	$2,856.7

Consolidated Income Before Taxes:
Total income before taxes and realized investment gains or losses of above Company segments	$26.4	$165.0	$327.7	$511.0
Other sources – net (2)	4.6	1.8	9.9	(1.5)
Consolidated net realized investment gains	3.9	2.2	20.3	17.9
Consolidated income before income taxes	$35.0	$169.1	$357.9	$527.4

Consolidated Income Tax Expense:
Total income tax expense of above Company segments	$2.7	$51.5	$95.1	$161.4
Other sources – net (2)	1.6	.6	3.5	(.4)
Income tax expense on consolidated net realized investment gains	1.3	.7	7.1	6.2
Consolidated income tax expense	$5.8	$52.9	$105.7	$167.2

	September 30,	December 31,
	2007	2006
Consolidated Assets:
General	$9,703.6	$9,363.5
Mortgage	2,414.5	2,189.6
Title	780.1	772.7
Other – net (2)	458.5	443.4
Eliminations (3)	(183.7)	(157.0)
Consolidated	$13,173.1	$12,612.2

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1)
In the above tables, income before taxes is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $3.4 and $11.7 compared to $.3 and $.9 for the quarter and nine months ending September 30, 2007 and 2006, respectively; Title - $.6 and $1.5 for the quarter and nine months ending September 30, 2007 compared to zero for the corresponding 2006 periods.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state courts in Connecticut, New Jersey, Ohio and Pennsylvania. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against the actions but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2007 and 2006
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated revenues for the nine months ended September 30, 2007 and 2.1% of consolidated assets as of September 30, 2007, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Consolidated results for this year’s third quarter and first nine months were constrained by difficult operating environments for insurance provided to the housing and mortgage lending industries. As a consequence, Old Republic’s Mortgage Guaranty and Title insurance lines sustained significant reductions in underwriting profitability. Both segments registered pretax operating losses in this year’s third quarter and substantial year-over-year reductions in profits for the nine months ended September 30, 2007. Increased profitability in the Company’s General Insurance business provided a meaningful counterbalance to Mortgage Guaranty and Title insurance results but its earnings contribution was not sufficient to offset fully the profit downturn in those two segments.

Consolidated Results – The major components of Old Republic’s consolidated results were as follows for the periods shown:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Operating revenues:
General insurance	$619.5	$551.1	12.4%	$1,821.5	$1,599.6	13.9%
Mortgage guaranty	157.0	132.0	18.9	443.4	394.3	12.4
Title insurance	226.1	254.5	-11.1	679.9	768.7	-11.5
Corporate and other	23.1	24.9		70.7	76.0
Total	$1,025.9	$962.6	6.6%	$3,015.7	$2,838.8	6.2%
Pretax operating income (loss):
General insurance	$112.7	$96.0	17.5%	$324.5	$298.3	8.8%
Mortgage guaranty	(83.0)	58.1	-242.8	2.1	182.0	-98.8
Title insurance	(3.3)	10.9	-130.6	1.0	30.6	-96.6
Corporate and other	4.6	1.8		9.9	(1.5)
Sub-total	31.0	166.8	-81.4	337.6	509.5	-33.7
Realized investment gains (losses):
From sales	3.9	2.2		20.3	17.9
From impairments	-	-		-	-
Net realized investment gains	3.9	2.2		20.3	17.9
Consolidated pretax income	35.0	169.1	-79.3	357.9	527.4	-32.1
Income taxes	5.8	52.9	-89.0	105.7	167.2	-36.8
Net income	$29.2	$116.1	-74.8%	$252.1	$360.2	-30.0%
Consolidated underwriting ratio:
Benefits and claims ratio	66.4%	46.2%		55.6%	44.6%
Expense ratio	40.2	43.9		41.7	44.7
Composite ratio	106.6%	90.1%		97.3%	89.3%
Components of diluted net income per share:
Net operating income	$0.11	$0.49	-77.6%	$1.02	$1.50	-32.0%
Net realized investment gains	0.01	0.01		.06	.05
Net income	$0.12	$0.50	-76.0%	$1.08	$1.55	-30.3%

The above table shows both operating and net income to highlight the effects of realized investment gain or loss recognition and any non-recurring items on period-to-period comparisons. Operating income, however, does not replace net income computed in accordance with Generally Accepted Accounting Principles (“GAAP”) as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time, can distort the comparability of the Company’s results from period to period. Accordingly, management uses net operating income, a non-GAAP financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results.

General Insurance Results – Favorable year-over-year earnings comparisons for Old Republic’s General Insurance Group resulted from very positive underwriting performance and continued growth of net investment income. Key indicators of that performance follow:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net premiums earned	$549.5	$492.7	11.5%	$1,611.4	$1,425.7	13.0%
Net investment income	65.3	55.1	18.6	192.8	161.8	19.2
Pretax operating income	$112.7	$96.0	17.5%	$324.5	$298.3	8.8%

Claims ratio	67.7%	67.3%		66.5%	65.8%
Expense ratio	23.0	24.3		24.5	24.5
Composite ratio	90.7%	91.6%		91.0%	90.3%

Substantially all general insurance premium growth in this year’s third quarter and first nine months stemmed from a new book of contractors liability insurance acquired in late 2006. Premiums from all other sources combined were slightly higher as a moderately declining rate environment is making it more difficult to retain or attract business meeting Old Republic’s underwriting standards. Premium production aside, however, the composite ratio of claim costs and expenses, the most widely accepted indicator of underwriting performance in the industry, continued at the very favorable levels shown in the above table. This marks the 22nd consecutive quarter of positive underwriting performance for the Company’s general insurance business. Net investment income for the latest reporting periods of 2007 reflected continued growth by virtue of a greater invested asset base and slightly higher investment yields.

Mortgage Guaranty Results – A substantial increase in claims costs in this year’s third quarter drove Mortgage Guaranty operating results into negative territory for the first time in 19 years. Key indicators of this reversal in profitability are shown below.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net premiums earned	$133.9	$110.7	21.0%	$377.0	$330.0	14.2%
Net investment income	19.9	18.4	8.1	57.9	55.3	4.7
Pretax operating income (loss)	$(83.0)	$58.1	-242.8%	$2.1	$182.0	-98.8%

Claims ratio	161.9%	42.5%		96.4%	39.0%
Expense ratio	15.0	21.7		18.4	22.6
Composite ratio	176.9%	64.2%		114.8%	61.6%

Mortgage Guaranty premiums rebounded throughout 2007 due to greater utilization of traditional mortgage insurance products by lending institutions. Higher persistency of traditional insured loans underwritten in prior years improved to 76.6% as of September 30, 2007 from 71.0% as of the same date in 2006. An unprecedented, cyclical downturn in housing and related mortgage finance markets, however, contributed to much higher claim costs. Such costs reflect a continuation of unfavorable loan default trends since 2006, most pronouncedly in this year’s third quarter. Loans in default status rose by 18.6% in the latest quarter compared with average increases of 6.1% in several recent quarters. While year-to-date paid loss ratios were 13.7% higher when compared to the nine months ended in September, 2006, greater claim reserve provisions were required to address a deteriorating claims environment. As of September 30, 2007, claim reserves of $466.5 were 102.0% higher than the like amount twelve months earlier. Year over year, however, the most significant factor in these regards stems from greater claim severity emanating from higher insured values and fewer loss mitigation opportunities. A declining home price environment, reduced home sales activity, and tighter lending standards in most parts of the nation have conspired to reduce such opportunities. As a consequence of all these factors, the composite ratios of claims and expenses were materially unfavorable for the third quarter and first nine months of this year. In the circumstances, the Company does not expect claims costs to return to more normal levels before 2009.

Title Insurance Results – Old Republic’s Title insurance segment registered a reduction in profitability in this year’s third quarter. Key performance indicators follow:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Net premiums and fees earned	$219.1	$247.8	-11.6%	$658.7	$748.5	-12.0%
Net investment income	6.7	6.5	2.2	20.2	19.9	1.9
Pretax operating income (loss)	$(3.3)	$10.9	-130.6%	$1.0	$30.6	-96.6%

Claims ratio	6.8%	6.0%		6.4%	6.0%
Expense ratio	97.5	92.2		96.3	92.4
Composite ratio	104.3%	98.2%		102.7%	98.4%

The Company’s title business experienced further reductions in premium and fee revenues amid a continuing downturn in the housing and related mortgage lending industries. Consistent with the experience of the prior eighteen months, direct production facilities in the Western United States sustained the greatest adverse impact in the latest quarter.

Consolidated title premium and fee revenues dropped by 11.6% in this year’s third quarter, while operating expenses fell by a lesser 6.2%. For the first nine months of the year, these amounts declined by 12.0% and 8.1%, respectively. Significant efforts to reduce operating costs have been made in the past several quarters but substantial challenges remain in redressing the imbalance between operating revenues and certain relatively fixed costs. In combination with a slightly higher claims ratio, these fluctuations produced the negative underwriting margins evidenced by the composite ratios shown in the above table. At this juncture, the Company believes that current market conditions affecting the title industry are not likely to improve much before 2009.

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

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:
				% Change
	September 2007	December 2006	September 2006	Sept ‘07/ Dec ‘06	Sept ‘07/ Sept ‘06
Cash and invested assets	$8,762.4	$8,230.8	$7,839.3	6.4%	11.8%

Shareholders’ equity:
Total	4,563.9	4,369.2	4,311.6	4.5	5.9
Per share	$19.81	$18.91	$18.71	4.8%	5.9%

Composition of shareholders’ equity per share:
Equity before items below	$19.37	$18.72	$18.42	3.5%	5.2%
Unrealized investment gains or losses and other accumulated comprehensive income	0.44	0.19	0.29
Total	$19.81	$18.91	$18.71	4.8%	5.9%

Cash flow from operating activities of $642.7 for the first nine months of 2007 compares with the $557.1 registered in the same period of 2006. These cash flows were additive to the invested asset base although their full benefit was curbed somewhat by the June 2007 repayment of matured corporate debt of $115.0. Through September 30, 2007 the Company raised its commercial paper borrowings by $71.0 to $90.0 to accommodate general corporate uses.

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

Substantially all of the changes in the shareholders’ equity account for the periods reported upon reflect earnings retained in excess of dividend payments.  Pursuant to standing authority, the Company reacquired a total of 1,566,100 shares of its common stock during this year’s third quarter for $28.3 or $18.13 per share.  A summary of all changes affecting book value per share follows:

	Nine Months Ended September 30, 2007	Fiscal Year Ended September 30, 2007
Beginning book value per share	$18.91	$18.71
Changes in shareholders’ equity for the periods:
Net operating income	1.03	1.49
Net realized investment gains (losses)	.06	.06
Net unrealized investment gains (losses)	.16	.22
Cash dividends	(.47)	(.62)
Treasury stock acquired	.01	.01
Stock issuance, foreign exchange, and other transactions	.11	(.06)
Net change	.90	1.10
Ending book value per share	$19.81	$19.81

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

CHANGES IN ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. As indicated in Note 1 of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

FINANCIAL POSITION

The Company’s financial position at September 30, 2007 reflected increases in assets, liabilities and common shareholders’ equity of 4.4%, 4.4%, and 4.5%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 66.5% and 65.3% of consolidated assets as of September 30, 2007 and December 31, 2006, respectively. Consolidated operating cash flow was positive at $642.7 in the first nine months of 2007 compared to $557.1 in the same period of 2006. As of September 30, 2007, the invested asset base increased 6.3% to $8,566.2 principally as a result of positive operating cash flow in excess of debt repayments and dividends on common shares.

During the first nine months of 2007 and 2006, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2007 and 2006, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds" or types of securities categorized as derivatives. At September 30, 2007, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2007. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. With regard to its equity portfolio, the Company does not own any options nor does it engage in any type of option writing. Traditional investment management tools and techniques are employed to address the yield and valuation exposures of the invested assets base. The long-term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through asset diversification and the purchase of investment grade securities. Reinvestment rate risk is reduced by concentrating on non-callable issues, and by taking asset-liability matching considerations into account. Purchases of mortgage and asset backed securities are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management practices is expected to produce a more stable long-term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (1)

	September 30,	December 31,
	2007	2006
Aaa	33.5%	32.9%
Aa	17.2	19.0
A	27.2	26.4
Baa	20.5	20.1
Total investment grade	98.4	98.4
All other (2)	1.6	1.6
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

September 30, 2007

	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$ 27.9		$ 2.6
Consumer Durables	17.5		.9
Retail	18.0		.8
Financial	13.9		.6
Other (includes 4 industry groups)	16.0		.4
Total	$ 93.6	(3)	$ 5.5

(3)	Represents 1.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2007
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$ 525.7		$ 11.5
Municipals	1,240.5		10.0
Financial	181.6		3.8
Service	142.1		3.5
Other (includes 17 industry groups)	2,091.5		34.3
Total	$ 4,181.6	(4)	$ 63.3

(4)	Represents 57.3 % of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2007
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Banking	$ 42.0		$ 3.2
Health Care	25.9		1.4
Service	5.0		1.3
Industrials	9.2		1.3
Other (includes 5 industry groups)	35.0		1.6
Total	$ 117.4	(5)	$ 9.1	(6)

(5)  Represents 19.7% of the total equity securities portfolio.
(6)	Represents 1.5% of the cost of the total equity securities portfolio, while gross unrealized gains represent 29.0% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

	September 30, 2007
	Amortized Costs of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non Investment Grade Only	All	Non Investment Grade Only
Maturity Ranges:
Due in one year or less	$444.2	$2.0	$2.1	$-
Due after one year through five years	1,770.4	83.9	28.4	4.3
Due after five years through ten years	2,032.3	7.6	38.0	1.2
Due after ten years	28.1	-	.3	-
Total	$4,275.2	$93.6	$68.9	$5.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2007
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$5.4	$-	$-	$5.4
Seven to twelve months	3.1	-	-	3.1
More than twelve months	59.8	.5	-	60.3
Total	$68.3	$.5	$-	$68.9
Equity Securities:
One to six months	$7.7	$-	$-	$7.7
Seven to twelve months	-	1.3	-	1.3
More than twelve months	-	-	-	-
Total	$7.7	$1.3	$-	$9.1

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	149	-	-	149
Seven to twelve months	153	-	-	153
More than twelve months	769	1	-	770
Total	1,071	1	-	1,072	(7)
Equity Securities:
One to six months	19	-	-	19
Seven to twelve months	-	1	-	1
More than twelve months	-	1	-	1
Total	19	2	-	21	(7)

(7)
At September 30, 2007 the number of issues in an unrealized loss position represent 54.5% as to fixed maturities, and 27.6 % as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (September 30, 2007 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2007	2006
Maturity Ranges:
Due in one year or less	10.8%	9.6%
Due after one year through five years	45.1	44.4
Due after five years through ten years	43.5	45.6
Due after ten years through fifteen years	.6	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.5	4.5
Duration (8)	3.9	3.9

(8)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.9% as of September 30, 2007 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.9%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2007	2006
Fixed Maturity Securities:
Amortized cost	$7,293.1	$6,873.8
Estimated fair value	7,274.0	6,832.6
Gross unrealized gains	49.8	46.6
Gross unrealized losses	(68.9)	(87.8)
Net unrealized losses	$(19.0)	$(41.2)

Equity Securities:
Cost	$596.8	$534.7
Estimated fair value	760.9	669.1
Gross unrealized gains	173.2	136.1
Gross unrealized losses	(9.1)	(1.8)
Net unrealized gains	$164.1	$134.3

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

The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $533.6 in dividends from its subsidiaries in 2007 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $250.0 to meet unanticipated liquidity needs of which $90.0 was outstanding at September 30, 2007.

Old Republic’s total capitalization of $4,657.8 at September 30, 2007 consisted of debt of $93.8 and common shareholders' equity of $4,563.9. Changes in the common shareholders’ equity account reflect primarily the retention of earnings in excess of dividend requirements. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the regular annual rate in each of the past 25 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February, 2007 meeting, the Board of Directors approved a new quarterly cash dividend rate of 16 cents per share effective in the second quarter of 2007, up from 15 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 of common shares as market conditions warrant during the two year period from that date. In the third quarter 2007, the Company reacquired 1,566,100 shares of its common stock for $28.3 or $18.13 per share. As of September 30, 2007, a total of $471.6 of this authorization remains unutilized.

RESULTS OF OPERATIONS

Revenues: Premiums & Fees

Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations. The Company’s mortgage guaranty premiums primarily stem from monthly installment policies. Accordingly, such premiums are generally written and earned in the month coverage is effective. With respect to minor numbers of annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies. Title premium and fee revenues stemming from the Company’s direct operations

 (which include branch offices of its title insurers and wholly owned subsidiaries of the Company) represent approximately 33% of 2007 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 67% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

Earned Premiums and Fees
	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2004	$1,623.0	$403.2	$1,025.2	$64.6	$3,116.1	6.1%
2005	1,805.2	429.5	1,081.8	70.3	3,386.9	8.7
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
Nine Months Ended September 30:
2006	1,425.7	330.0	748.5	57.2	2,561.5	2.4
2007	1,611.4	377.0	658.7	57.0	2,704.2	5.6
Quarters Ended September 30:
2006	492.7	110.7	247.8	18.0	869.2	.6
2007	$549.5	$133.9	$219.1	$18.6	$921.1	6.0%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	37.9%	21.8%	11.8%	11.3%	5.8%	11.4%
2005	39.2	21.9	10.3	11.0	5.4	12.2
2006	39.8	21.7	11.0	10.7	5.1	11.7
Nine Months Ended September 30:
2006	39.7	21.8	10.9	10.6	5.0	12.0
2007	35.5	23.5	13.6	9.1	7.8	10.5
Quarters Ended September 30:
2006	39.4	21.6	11.3	10.4	5.0	12.3
2007	34.8%	21.8%	16.2%	8.9%	7.8%	10.5%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group.

Mortgage Guaranty Production by Type
New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$24,749.4	$4,487.8	$7,324.7	$36,562.0
2005	20,554.5	9,944.3	498.2	30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
Nine Months Ended September 30:
2006	12,914.6	7,588.4	520.1	21,023.2
2007	21,174.3	10,667.5	443.9	32,285.7
Quarters Ended September 30:
2006	4,561.5	3,349.5	379.3	8,290.4
2007	$9,398.8	$2,180.5	$197.1	$11,776.5

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2004	$6,100.2	$112.4	$89.9	$6,302.5
2005	5,112.4	1,053.1	11.7	6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
Nine Months Ended September 30:
2006	3,210.6	571.6	11.1	3,793.4
2007	5,199.6	696.3	10.7	5,906.7
Quarters Ended September 30:
2006	1,131.3	249.1	8.1	1,388.7
2007	$2,352.5	$161.7	$3.4	$2,517.8

Premium and PersistencyTrends by Type:	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk (1)
Years Ended December 31:
2004	$483.6	$403.2	64.5%	55.7%
2005	508.0	429.5	65.5	59.5
2006	524.7	444.3	73.1	70.5
Nine Months Ended September 30:
2006	389.6	330.0	71.0	69.8
2007	444.2	377.0	76.6%	67.6%
Quarters Ended September 30:
2006	130.8	110.7
2007	$157.4	$133.9

(1) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

Risk in Force
Net Risk in Force:	Traditional Primary	Bulk	Other	Total
As of December 31:
2004	$15,452.2	$834.8	$580.9	$16,868.0
2005	14,711.2	1,758.8	586.1	17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
As of September 30:
2006	14,544.5	1,986.3	595.0	17,125.8
2007	$17,070.6	$2,641.7	$507.3	$20,219.7

Analysis of Risk in Force
By Fair Issac & Company (“FICO”) Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2004	8.6%	31.1%	51.4%	8.9%
2005	8.3	31.8	53.1	6.8
2006	8.5	32.6	54.6	4.3
As of September 30:
2006	8.4	32.6	54.4	4.6
2007	8.7%	33.7%	54.4%	3.2%

Bulk(1):
As of December 31:
2004	11.5%	45.4%	40.9%	2.2%
2005	21.2	38.7	38.7	1.4
2006	24.1	35.7	39.8	.4
As of September 30:
2006	22.6	36.6	40.3	.5
2007	19.7%	35.1%	45.0%	.2%

By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary:
As of December 31:
2004	5.7%	36.8%	42.0%	15.5%
2005	5.4	37.7	39.1	17.8
2006	5.0	37.4	36.0	21.6
As of September 30:
2006	5.1	37.5	36.8	20.6
2007	4.7%	35.2%	32.5%	27.6%

Bulk(1):
As of December 31:
2004	66.4%	16.9%	12.9%	3.8%
2005	57.3	27.4	11.6	3.7
2006	63.4	23.1	9.0	4.5
As of September 30:
2006	60.6	26.1	9.8	3.5
2007	62.6%	20.8%	9.2%	7.4%

By Top Ten States:	Traditional Primary Risk in Force
	FL	TX	GA	IL	OH	PA	NJ	MN	NC	CA
As of December 31:
2004	9.1%	6.6%	6.6%	5.5%	3.7%	3.6%	3.1%	3.4%	4.7%	3.9%
2005	9.0	7.1	6.3	5.4	3.7	3.8	3.1	3.2	4.7	3.6
2006	9.0	7.5	5.8	5.4	3.7	4.0	3.1	3.1	4.8	3.1
As of September 31:
2006	9.0	7.4	5.9	5.4	3.6	4.0	3.0	3.2	4.8	3.2
2007	8.9%	7.7%	5.4%	5.2%	3.5%	3.9%	3.1%	3.0%	4.6%	3.6%

Bulk Risk in Force (1)
	FL	TX	GA	IL	OH	CO	NJ	CA	AZ	NY
As of December 31:
2004	8.7%	4.8%	3.3%	3.1%	2.1%	2.3%	6.3%	18.9%	3.0%	12.5%
2005	8.3	4.5	3.3	4.9	3.6	2.7	3.8	19.0	4.0	6.3
2006	9.4	4.8	3.6	4.5	3.4	2.8	3.2	17.7	4.4	4.6
As of September 30:
2006	8.1	4.3	3.3	4.5	3.3	2.7	3.9	20.6	4.2	7.3
2007	9.0%	4.8%	4.2%	4.0%	3.2%	3.0%	3.5%	17.4%	4.2%	5.7%

By level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2004	93.2%	6.8%
2005	90.6	9.4
2006	89.4	10.6
As of September 30:
2006	89.8	10.2
2007	87.8%	12.2%

Bulk (1):
As of December 31:
2004	34.0%	66.0%
2005	51.9	48.1
2006	51.9	48.1
As of September 30:
2006	49.2	50.8
2007	49.3%	50.7%

(1)	Bulk pool risk in-force, which represented 44.0% of total bulk risk in-force at September 30, 2007, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Production
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2004	38.1%	61.9%
2005	37.1	62.9
2006	32.3	67.7
Nine Months Ended September 30:
2006	32.6	67.4
2007	32.6	67.4
Quarters Ended September 30:
2006	33.2	66.8
2007	30.6%	69.4%

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

	Market	Invested
Invested Assets at Cost	Value	Assets at
	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2005	$4,694.8	$1,515.4	$616.8	$326.4	$7,153.5	$76.6	$7,230.2
2006	5,524.8	1,571.6	611.1	246.6	7,954.3	101.8	8,056.1
As of September 30:
2006	5,009.4	1,542.3	599.1	459.5	7,610.4	78.5	7,689.0
2007	$5,839.7	$1,695.3	$613.7	$259.7	$8,408.6	$157.6	$8,566.2

Net Investment Income	Yield at
	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2004	$183.4	$67.7	$25.5	$14.0	$290.8	4.64%	4.42%
2005	197.0	70.1	26.0	16.9	310.1	4.51	4.40
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
Nine Months Ended
September 30:
2006	161.8	55.3	19.9	13.9	250.9	4.53	4.48
2007	192.8	57.9	20.2	9.2	280.4	4.57	4.50
Quarters Ended
September 30:
2006	55.1	18.4	6.5	5.4	85.6	4.56	4.55
2007	$65.3	$19.9	$6.7	$3.0	$95.1	4.60%	4.54%

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and provision of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2007 and 2006, 95.2% and 86.6%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. As previously reported, relatively greater realized gains in equity securities in 2004 and 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

Realized Gains on Disposition of:	Impairment Losses on:
	Fixed maturity securities	Equity securities and miscellaneous investments	Total	Fixed maturity securities	Equity securitiesand miscellaneous investments	Total	Net realized gains
Years Ended December 31:
2004	$4.6	$48.5	$53.2	$-	$(5.2)	$(5.2)	$47.9
2005	4.5	69.6	74.1	(2.7)	(6.5)	(9.2)	64.9
2006	2.0	16.9	19.0	-	-	-	19.0
Nine Months Ended September 30:
2006	1.6	16.2	17.9	-	-	-	17.9
2007	1.2	19.0	20.3	-	-	-	20.3
Quarters Ended September 30:
2006	-	2.2	2.2	-	-	-	2.2
2007	$-	$3.9	$3.9	$-	$-	$-	$3.9

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

 The following table shows a breakdown of gross and net of reinsurance claim and loss adjustment expense reserve estimates for major types of insurance coverages as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross	Net	Gross	Net
Commercial automobile (mostly trucking)	$1,031.4	$839.3	$977.7	$810.9
Workers' compensation	2,150.8	1,249.3	2,093.2	1,175.7
General liability	1,140.4	569.6	1,123.8	537.3
Other coverages	635.9	450.4	610.0	400.7
Unallocated loss adjustment expense reserves	151.2	101.0	147.0	97.8
Total general insurance reserves	5,109.8	3,209.9	4,951.8	3,022.6

Mortgage guaranty	464.4	463.8	248.6	247.9
Title	274.1	274.1	278.4	278.4
Life and health	32.1	24.4	28.4	21.6
Unallocated loss adjustment expense reserves – other coverages	27.8	27.8	27.2	27.2
Total claim and loss adjustment expense reserves	$5,908.4	$4,000.2	$5,534.7	$3,598.0
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$189.0	$153.6	$194.9	$157.8
% of total general insurance reserves	3.7%	4.8%	3.9%	5.2%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At September 30, 2007, such reserves accounted for 86.5% and 80.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2006 represented 89.5% and 84.0% of the respective consolidated amounts.

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ (“E&O/D&O”) liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 86% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	65.9%	35.5%	5.8%	42.0%
2005	66.9	37.2	6.0	43.3
2006	65.9	42.8	5.9	45.3
Nine Months Ended September 30:
2006	65.8	39.0	6.0	44.6
2007	66.5	96.4	6.4	55.6
Quarters Ended September 30:
2006	67.3	42.5	6.0	46.2
2007	67.7%	161.9%	6.8%	66.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance types of coverage were as follows:

General Insurance Claims Ratios by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2004	66.5%	72.4%	47.6%	56.2%	108.6%	59.3%
2005	67.2	78.9	48.9	52.2	97.4	58.5
2006	75.3	74.6	41.5	55.0	57.5	54.8
Nine Months Ended September30:
2006	76.1	72.9	40.9	54.9	56.1	54.7
2007	73.6	71.0	62.4	55.3	57.2	54.1
Quarters Ended September30:
2006	79.8	72.3	33.3	59.3	50.8	59.3
2007	71.3%	72.1%	70.6%	58.9%	59.7%	52.1%

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

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.5 years (gross) and 10.3 years (net of reinsurance) as of September 30, 2007 and 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 3.4% of general insurance group net incurred losses for the five years ended December 31, 2006.

The mortgage guaranty claims ratios have continued to rise in recent years, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent quarterly and year-to-date claim ratios comparisons reflect a significant increase due primarily to increasing loss severity on reported delinquencies as well as to higher expected claim frequencies and the resulting impact on claims reserves at September 30, 2007. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk moving into default  along with a lower level of mitigation potential due to the slowing of housing appreciation levels. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the outlook for the housing market, tightening lending standards which effect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the state of the economy overall, especially employment levels.

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic views loans with FICO scores less than 620, loans underwritten with reduced levels of loan documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed on pages 21 to 22 for both traditional primary and bulk business channels. The traditional primary business is less exposed to loans exhibiting higher risk attributes. Conversely, while the bulk business includes a higher concentration of higher risk loans, particularly loans with low FICO scores, it represents a much smaller percentage of the total risk in force. Typically premiums received for these products are higher than more traditional products to compensate for the additional risk. As anticipated, defaults attributable to higher risk loans continue to increase as the loans age.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

Average Paid Claim Amount (1)	Delinquency Ratio
	Traditional Primary	Bulk (2)	Traditional Primary	Bulk (2)
Years Ended December 31:
2004	$23,920	$19,885	4.11%	4.59%
2005	24,255	20,639	4.67	3.67
2006	25,989	21,846	4.41	3.29
Nine Months Ended September30:
2006	25,494	19,986	4.28	3.48
2007	29,877	28,658	4.75%	4.84%
Quarters Ended September30:
2006	25,376	21,709
2007	$31,247	$30,794

(1) Amounts are in whole dollars.
(2) Due to the relative immaturity of the bulk business, the above trends may prove to be highly volatile.

Traditional Primary Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	PA	NJ	MN	NC	CA
As of December 31:
2004	3.2%	5.0%	5.6%	3.8%	7.6%	4.4%	4.2%	3.5%	4.9%	2.1%
2005	3.1	5.7	5.9	4.2	8.3	4.7	4.1	4.0	4.9	1.8
2006	2.7	4.5	6.1	4.5	7.8	4.8	4.1	5.4	4.6	2.9
As of September 30:
2006	2.5	4.5	6.0	4.4	7.7	4.5	4.0	5.1	4.7	2.3
2007	5.3%	4.1%	6.5%	4.8%	7.6%	4.8%	4.5%	6.4%	4.3%	4.9%

Bulk Delinquency Ratios for Top Ten States (3):
	FL	TX	GA	IL	OH	CO	NJ	CA	AZ	NY
As of December 31:
2004	2.5%	6.1%	7.0%	5.2%	13.3%	7.1%	3.3%	1.3%	3.6%	4.9%
2005	1.9	5.5	5.8	3.0	8.4	3.0	3.7	.9	.9	4.3
2006	1.6	4.0	4.4	4.2	9.3	3.3	3.5	1.6	1.0	4.4
As of September 30:
2006	1.5	4.6	5.1	4.5	10.4	2.8	4.0	1.2	.8	4.4
2007	4.5%	4.5%	5.8%	6.1%	8.7%	4.4%	4.9%	4.3%	2.8%	5.2%

Total Delinquency Ratios for Top Ten States (includes “other” business) (3):
	FL	TX	GA	IL	OH	PA	NJ	CA	NC	MI
As of December 31:
2004	2.7%	4.8%	5.1%	2.5%	7.2%	4.1%	3.7%	1.1%	3.5%	5.3%
2005	2.4	5.3	5.3	2.8	7.5	4.3	3.7	.9	3.8	6.4
2006	2.0	4.1	5.2	3.1	7.3	4.3	3.6	1.4	3.3	7.2
As of September 30:
2006	1.9	4.2	5.2	3.0	7.3	4.2	3.7	1.1	3.4	6.7
2007	4.5%	4.0%	5.9%	4.2%	7.4%	4.6%	4.5%	3.5%	3.5%	8.3%

(3)	As determined by risk in force as of September 30, 2007, these 10 states represent approximately 49%, 59%, and 50%, of traditional primary, bulk, and total risk in force, respectively.

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

Expenses: Underwriting, Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	24.8%	25.6%	90.5%	47.3%
2005	24.6	22.4	88.2	45.2
2006	24.4	22.5	93.6	44.7
Nine Months Ended September 30:
2006	24.5	22.6	92.4	44.7
2007	24.5	18.4	96.3	41.7
Quarters Ended September 30:
2006	24.3	21.7	92.2	43.9
2007	23.0%	15.0%	97.5%	40.2%

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

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors discussed herein were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2004	90.7%	61.1%	96.3%	89.3%
2005	91.5	59.6	94.2	88.5
2006	90.3	65.3	99.5	90.0
Nine Months Ended September 30:
2006	90.3	61.6	98.4	89.3
2007	91.0	114.8	102.7	97.3
Quarters Ended September 30:
2006	91.6	64.2	98.2	90.1
2007	90.7%	176.9%	104.3%	106.6%

Expenses: Income Taxes

The effective consolidated income tax rates were 16.6% and 29.6% in the third quarter and first nine months of 2007, respectively, and 31.3% and 31.7% for similar periods in 2006, respectively. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Old Republic’s market risk exposures at September 30, 2007, have not materially changed from those identified in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 2, 2007

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