Form 10-K
period 2007-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2008-02-26
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)

For the fiscal year ended: December 31, 2007 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

For the transition period from ________________________ to _________________________ Commission File Number: 001-10607
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: _/ No:X

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

Non-accelerated filer ☐                                                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:  / No:X

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and executive officers, the registrant’s various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant’s common stock on June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was $4,619,137,346.

The registrant had 230,472,231 shares of Common Stock outstanding as of February 1, 2008.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.
Title Proxy statement for the 2008 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 79)	Part III, Items 10, 11, 12, 13 and 14 IV, Item 15
_______________
There are 80 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago-based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it’s General (property and liability insurance), Mortgage Guaranty, and Title Insurance Groups. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and health insurance business are included within the corporate and other caption of this report. “Old Republic”, or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and the maintenance of financial soundness in support of its subsidiaries’ long term obligations to insurance beneficiaries. To achieve these objectives, adherence to certain basic insurance risk management principles is stressed, and asset diversification and quality are emphasized. The underwriting principles encompass:

•	Disciplined risk selection, evaluation, and pricing to reduce uncertainty and adverse selection;

•	Augmenting the predictability of expected outcomes through insurance of the largest number of homogeneous risks as to each type of coverage;

•	Reducing the insurance portfolio risk profile through:
•	diversification and spread of insured risks; and
•	assimilation of uncorrelated asset and liability exposures across economic sectors that tend to offset or counterbalance one another; and

•	Effectively managing gross and net limits of liability through appropriate use of reinsurance.

In addition to income arising from Old Republic’s basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders’ capital. Investment management aims for stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company’s ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

In light of the above factors, the Company’s affairs are managed without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

The contributions to consolidated net revenues and income before taxes, and the assets and shareholders’ equity of each Old Republic segment are set forth in the following table. This information should be read in conjunction with the consolidated financial statements, the notes thereto, and the “Management Analysis of Financial Position and Results of Operations” appearing elsewhere in this report.

Financial Information Relating to Segments of Business (1)

Net Revenues (2)	($ in Millions)

Years Ended December 31:	2007	2006	2005
General	$2,438.0	$2,138.7	$2,017.6
Mortgage Guaranty	608.3	529.9	516.0
Title	878.5	1,007.3	1,108.6
Corporate & Other – net (3)	131.4	127.1	122.5
Consolidated realized investment gains	70.3	19.0	64.9
Consolidation elimination adjustments	(35.8)	(27.9)	(23.9)
Consolidated	$4,091.0	$3,794.2	$3,805.9

Income (Loss) Before Taxes
Years Ended December 31:	2007	2006	2005
General	$418.0	$401.6	$350.0
Mortgage Guaranty	(110.4)	228.4	243.7
Title	(14.7)	31.0	88.7
Corporate & Other – net (3)	15.1	-	(.1)
Consolidated realized investment gains	70.3	19.0	64.9
Consolidated	$378.4	$680.1	$747.3

Assets	Shareholders’ Equity

As of December 31:	2007	2006	2007	2006
General	$9,769.9	$9,363.5	$2,536.7	$2,312.8
Mortgage Guaranty	2,523.8	2,189.6	1,237.7	1,292.0
Title	770.4	772.7	334.9	362.3
Corporate & Other – net (3)	437.9	443.4	475.4	439.2
Consolidation elimination adjustments	(211.5)	(157.0)	(43.2)	(37.3)
Consolidated	$13,290.6	$12,612.2	$4,541.6	$4,369.2

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

(3)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation

General Insurance Group

Old Republic’s General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, nor does it insure significant amounts of commercial or other real property. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, and retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience pertaining to individual or groups of assureds.

Over the years, the General Insurance Group’s operations have been developed steadily through a combination of internal growth, the establishment of additional subsidiaries focused on new types of coverages and/or industry sectors, and through several mergers of smaller companies. As a result, this segment has become widely diversified with a business base encompassing the following major coverages:

Automobile Extended Warranty Insurance (1992): Coverage is provided to the vehicle owner for certain mechanical or electrical repair or replacement costs after the manufacturer’s warranty has expired.

Aviation (1983): Insurance policies protect the value of aircraft hulls and afford liability coverage for acts that result in injury, loss of life, and property damage to passengers and others on the ground or in the air. Old Republic’s aviation business does not extend to commercial airlines.

Commercial Automobile Insurance (1930’s): Covers vehicles (mostly trucks) used principally in commercial pursuits. Policies cover damage to insured vehicles and liabilities incurred by an assured for bodily injury and property damage sustained by third parties.

Commercial Multi-Peril (“CMP”)(1920’s): Policies afford liability coverage for claims arising from the acts of owners or employees, and protection for the physical assets of large businesses.

Financial Indemnity: Multiple types of specialty coverages, including most prominently the following five, are underwritten by Old Republic within this financial indemnity products classification.

Consumer Credit Indemnity (“CCI”)(1950’s): Policies provide limited indemnity to lenders and other financial intermediaries against the risk of non-payment of consumer loan balances by individual buyers and borrowers arising from unemployment, bankruptcy, and other failures to pay.

Errors & Omissions(“E&O”)/Directors & Officers (“D&O”)(1983): E&O liability policies are written for non-medical professional service providers such as lawyers, architects and consultants, and provides coverage for legal expenses, and indemnity settlements  for claims alleging breaches of professional standards. D&O coverage provides for the payment of legal expenses, and indemnity settlements for claims made against the directors and officers of corporations from a variety of sources, most typically shareholders.

Fidelity (1981): Bonds cover the exposures of financial institutions and commercial and other enterprises for losses of monies or debt and equity securities due to acts of employee dishonesty.

Guaranteed Asset Protection (“GAP”)(2003): This insurance covers an automobile loan borrower for the dollar value difference between a primary insurance company’s liability for the total loss (remaining cash value) of an insured vehicle and the amount still owed on an automobile loan.

Surety (1981): Bonds are insurance company guarantees of performance by a corporate principal or individual such as for the completion of a building or road project, or payment on various types of contracts.

General Liability (1920’s): Protects against liability of an assured which stems from carelessness, negligence, or failure to act, and results in property damage or personal injury to others.

Home Warranty Insurance (1981): This product provides repair and/or replacement coverage for home systems (e.g. plumbing, heating, and electrical) and designated appliances.

Inland Marine (1920’s): Coverage pertains to the insurance of property in transit over land and of property which is mobile by nature.

Travel Accident (1970): Coverages provided under these policies, some of which are also underwritten by the Company’s Canadian life insurance affiliate, cover monetary losses arising from trip delay and cancellation for individual insureds.

Workers’ Compensation (1920’s): This coverage is purchased by employers to provide insurance for employees’ lost wages and medical benefits in the event of work-related injury, disability, or death.

(Parenthetical dates refer to the year(s) when Old Republic’s Companies began underwriting the coverages)

Commercial automobile, general liability and workers’ compensation insurance are typically produced in tandem for many assureds. For 2007, production of commercial automobile direct insurance premiums accounted for approximately 29.7% of consolidated General Insurance Group direct premiums written, while workers’ compensation and general liability direct premium production amounted to approximately 22.3% and 13.8%, respectively, of such consolidated totals.

Approximately 85% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 15% is obtained through direct production facilities.

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

Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), purchasers of many of the loans the Company insures. Delegated underwriting programs allow approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines. In 2007, delegated underwriting approvals accounted for approximately 69% of the Company’s new traditional primary risk written.

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

As to all types of mortgage insurance products, the amount of premium charge depends on loan-to-value ratios, the level of coverage being provided, the borrower’s credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company’s direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

Title Insurance Group

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2007, approximately 32% of the Company’s consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 68% emanated from independent title agents and underwritten title companies.

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

The Company’s small life and health business registered 2007 and 2006 net premium revenues of $77.0 million and $74.1 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic’s general insurance operations. Production of term life insurance, accounting for net premiums earned of $16.5 million in 2007 and $18.5 million in 2006, was terminated and placed in run off mode as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company’s insurance segments.

	($ in Millions)
	Years Ended December 31,
	2007	2006	2005
General Insurance Group:
Overall Experience:
Net Premiums Earned	$2,155.1	$1,902.1	$1,805.2
Claim Ratio	67.4%	65.5%	66.6%
Policyholders’ Dividend Benefit	.4	.4	.3
Expense Ratio	24.1	24.4	24.6
Composite Ratio	91.9%	90.3%	91.5%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$752.4	$752.4	$706.8
Claim Ratio	73.9%	75.3%	66.8%

Workers’ Compensation:
Net Premiums Earned	$505.6	$412.8	$396.5
Claim Ratio	69.7%	73.6%	78.2%
Policyholders’ Dividend Benefit	1.2%	.9%	.7%

General Liability:
Net Premiums Earned	$168.1	$96.2	$96.8
Claim Ratio	59.8%	57.2%	97.1%

Three Above Coverages Combined:
Net Premiums Earned	$1,426.2	$1,261.5	$1,200.1
Claim Ratio	70.7%	73.4%	73.0%

Financial Indemnity: (1)
Net Premiums Earned	$298.0	$209.4	$186.3
Claim Ratio	69.6%	40.6%	48.9%

Inland Marine and CMP: (2)
Net Premiums Earned	$199.3	$203.1	$198.8
Claim Ratio	54.0%	54.0%	51.4%

Home and Automobile Warranty:
Net Premiums Earned	$129.8	$133.1	$124.8
Claim Ratio	62.9%	63.8%	59.3%

Other Coverages: (3)
Net Premiums Earned	$98.9	$94.0	$96.8
Claim Ratio	46.7%	43.8%	59.8%

Mortgage Guaranty Group:
Net Premiums Earned	$518.2	$444.3	$429.5
Claim Ratio	118.8%	42.8%	37.2%
Expense Ratio	17.7	22.5	22.4
Composite Ratio	136.5%	65.3%	59.6%

Title Insurance Group: (4)
Net Premiums Earned	$638.5	$733.6	$757.2
Combined Net Premiums & Fees Earned	$850.7	$980.0	$1,081.8
Claim Ratio	6.6%	5.9%	6.0%
Expense Ratio	98.1	93.6	88.2
Composite Ratio	104.7%	99.5%	94.2%

All Coverages Consolidated:
Net Premiums & Fees Earned	$3,601.2	$3,400.5	$3,386.9
Claim and Benefit Ratio	60.2%	45.3%	43.3%
Expense Ratio	41.3	44.7	45.2
Composite Ratio	101.5%	90.0%	88.5%

Any necessary reclassifications of prior year data are reflected in the above table to conform to current presentation.
(1)	Consists principally of fidelity, surety, consumer credit indemnity, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.
(2) Consists principally of inland marine and commercial multi-peril (“CMP”) coverages.
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

The general insurance claims ratio reflects reasonably consistent trends for all reporting periods. This major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, claims and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. With respect to commercial automobile coverages, higher claims ratios experienced during the past three years are primarily due to greater claim frequency. Better results in workers’ compensation in 2007 and 2006 have been due to improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or self-insured deductible programs that are intended to produce lower net loss ratios. The claims ratio for a relatively small book of general liability coverages has tended to be highly volatile, usually rising due to the impact of higher claims emergence and greater than anticipated severity, mostly from legacy asbestos and environmental claims exposures. The higher claim ratio for financial indemnity coverages in 2007 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage.

Mortgage guaranty claim ratios have continued to rise in recent years, reflecting modestly higher paid claims, but more significantly, higher reserve provisions necessitated by increasing numbers of loans in default with higher loan balances and the expectation that claim frequency and severity will increase in response to the downturn in housing and related mortgage finance markets over the past year.

The title insurance claim ratio has been in the low single digits in each of the past several years due to favorable trends in claims frequency and severity for business underwritten in the past fifteen years or so. The Company’s title business experienced further reductions in premium and fee revenues amid a continuing downturn in the housing and related mortgage lending industries resulting in an increased composite ratio for 2007.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension-type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $148.5 million, $151.0 million and $138.3 million, as of December 31, 2007, 2006 and 2005, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above-noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2007, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2007, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $190.5 million gross, and $158.1 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 7.7 years (gross) and 10.7 years (net of reinsurance) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2007, incurred A&E claim and related loss settlement costs have averaged 2.8% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1997 through 2007. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 1998 to 2002 and the reduced levels of redundancies shown for year-end 1997, pertain mostly to claims incurred in prior accident years, generally for business written in the 1980’s. (See “Consolidated Underwriting Statistics” above, and “Reserves, Reinsurance, and Retrospective Adjustments” elsewhere herein).

	($ in Millions)
(a) As of December 31:	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(b) Liability(1) for unpaid claims
and claim adjustment
expenses(2):	$ 3,175	$ 2,924	$ 2,414	$ 2,182	$ 1,964	$ 1,802	$ 1,678	$ 1,661	$ 1,699	$ 1,742	$ 1,846

(c) Paid (cumulative) as of (3):
One year later	- %	23.2%	14.6%	24.8%	24.6%	23.6%	23.5%	23.4%	22.3%	22.6%	21.2%
Two years later	-	-	30.0	33.1	39.1	38.8	37.6	37.3	37.0	35.8	35.2
Three years later	-	-	-	43.5	44.3	48.6	48.0	46.5	46.2	45.1	43.1
Four years later	-	-	-	-	50.8	51.4	54.4	53.2	52.4	51.2	49.7
Five years later	-	-	-	-	-	55.8	55.6	58.1	57.3	55.9	54.2
Six years later	-	-	-	-	-	-	59.0	58.2	61.3	59.9	57.9
Seven years later	-	-	-	-	-	-	-	61.1	60.9	63.4	61.5
Eight years later	-	-	-	-	-	-	-	-	63.4	62.7	64.8
Nine years later	-	-	-	-	-	-	-	-	-	65.0	64.0
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	66.2%
(d) Liability reestimated (i.e.,
cumulative payments plus
reestimated ending liability)
As of (4):
One year later	- %	96.2%	95.2%	97.6%	97.2%	98.6%	99.6%	97.3%	96.1%	96.2%	93.3%
Two years later	-	-	92.3	94.8	97.0	98.2	101.3	98.1	94.9	93.3	89.2
Three years later	-	-	-	93.3	95.6	99.7	102.7	100.1	96.5	93.0	87.0
Four years later	-	-	-	-	95.7	100.4	105.8	102.2	98.0	95.1	87.1
Five years later	-	-	-	-	-	100.6	106.7	105.6	100.7	96.5	89.2
Six years later	-	-	-	-	-	-	107.3	106.9	104.2	99.4	90.6
Seven years later	-	-	-	-	-	-	-	107.5	105.4	103.0	93.6
Eight years later	-	-	-	-	-	-	-	-	106.1	104.1	97.0
Nine years later	-	-	-	-	-	-	-	-	-	104.7	98.0
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	98.6%
(e) Redundancy (deficiency)(5)
for each year-end at (a):	- %	3.8%	7.7%	6.7%	4.3%	-0.6%	-7.3%	-7.5%	-6.1%	-4.7%	1.4%
Average redundancy (deficiency) for all year-ends at (a):	0.5%

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

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

	($ in Millions)
	Years Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

(a) Beginning net reserves	$ 2,924	$ 2,414	$ 2,182	$ 1,964	$ 1,802	$ 1,678	$ 1,661	$ 1,699	$ 1,742	$ 1,846	$ 1,829
Incurred claims and claim expenses:
(b) Current year provision	1,490	1,295	1,191	1,070	893	814	749	690	734	728	713
(c) Change in prior years’ provision	(110)	(116)	(52)	(55)	(25)	(7)	(44)	(66)	(66)	(123)	(105)
(d) Total incurred	1,379	1,179	1,138	1,014	868	807	704	623	668	604	608
Claim payments on:
(e) Current years’ events	476	342	402	332	277	260	269	258	298	322	275
(f) Prior years’ events	652	326	504	463	428	423	418	402	412	385	316
(g) Total payments	1,128	668	907	796	706	683	687	661	710	708	591

(h) Ending net reserves (a + d - g)	3,175	2,924	2,414	2,182	1,964	1,802	1,678	1,661	1,699	1,742	1,846
(i) Unallocated loss adjustment
expense reserves	103	97	92	87	83	78	76	73	71	73	73
(j) Reinsurance recoverable on
claims reserves	1,976	1,929	1,894	1,632	1,515	1,363	1,261	1,235	1,238	1,190	1,232
(k) Gross claims reserves (h + i + j)	$ 5,256	$ 4,951	$ 4,401	$ 3,902	$ 3,562	$ 3,244	$ 3,016	$ 2,969	$ 3,009	$ 3,005	$ 3,151

(b) Investments. In common with other insurance organizations, Old Republic invests most funds provided by operations in income-producing investment securities. All investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. Old Republic's investment policies are also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations.

For many years, Old Republic's investment policy has been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. Accordingly, the Company's exposure to so-called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), and derivatives is immaterial or non-existent. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. Management considers investment-grade securities to be those rated by Standard & Poor's Corporation (“Standard & Poor's”) or Moody's Investors Service, Inc. (“Moody's”) that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2007 and $4.0 million of such investments at December 31, 2006.

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. The status and market value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each balance sheet date. In management’s opinion, the Company’s high quality and diversified portfolio, which consists largely of publicly traded securities, has been a basic reason for the absence of major impairment provisions in the periods reported upon. The combination of gains and losses on sales of securities and such provisions or write-downs of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. Substantially all of the Company’s invested assets as of December 31, 2007 have been classified as “available for sale” pursuant to the existing investment policy.

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2007	2006
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$723.0	$714.7
Tax-Exempt	2,354.5	2,229.5
Utilities	987.8	923.8
Corporate	3,318.2	2,964.4
	7,383.6	6,832.6

Equity Securities	842.1	669.1
Short-term Investments	462.6	493.6
Miscellaneous Investments	64.7	52.7
Total available for sale	8,753.1	8,048.1

Other Investments	8.1	7.9
Total Investments	$8,761.2	$8,056.1

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,

	2007	2006	2005
Fixed Maturity Securities:
Taxable Interest	$247.7	$222.5	$219.4
Tax-Exempt Interest	85.2	75.5	64.7
	332.9	298.0	284.1

Equity Securities Dividends	16.1	13.9	9.4

Other Investment Income:
Interest on Short-term Investments	28.2	26.6	15.9
Sundry	6.4	6.5	5.4
	34.6	33.1	21.3
Gross Investment Income	383.8	345.1	315.0
Less: Investment Expenses (1)	3.8	3.5	4.9
Net Investment Income	$379.9	$341.6	$310.1

(1)
Investment expenses consist primarily of personnel costs, investment management and custody service fees, and interest incurred on funds held of $1.1 million, $1.0 million, and $.7 million for the years ended December 31, 2007, 2006, and 2005 respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $7.3 billion and $6.8 billion at December 31, 2007 and 2006, respectively, represented approximately 56% and 54%, respectively, of consolidated assets, and 84% and 83%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (1)

	December 31,
	2007	2006
	(% of total portfolio)
Aaa	32.9%	32.9%
Aa	17.0	19.0
A	27.9	26.4
Baa	20.2	20.1
Total investment grade	98.0	98.4
All others (2)	2.0	1.6
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2)	“All others” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Age Distribution of Fixed Maturity Securities

	December 31,
	2007	2006
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	11.7%	9.6%
Due after one year through five years	46.8	44.4
Due after five years through ten years	41.1	45.6
Due after ten years through fifteen years	.4	.4
Due after fifteen years	-	-
	100.0%	100.0%

Average Maturity in Years	4.4	4.5

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2007.

Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business. The Mortgage Guaranty segment’s ten largest customers were responsible for 49.5%, 39.7%, and 44.2% of traditional primary new insurance written in 2007, 2006, and 2005, respectively. The largest single customer accounted for 9.8% of traditional primary new insurance written in 2007 compared to 8.8% and 11.5% in 2006 and 2005, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 241 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2007, approximately 68% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

The personal contacts, relationships, reputations, and intellectual capital of Old Republic's key executives are a vital element in obtaining and retaining much of its business. Many of the Company's customers produce large amounts of premiums and therefore warrant substantial levels of top executive attention and involvement. In this respect, Old Republic's mode of operation is similar to that of professional reinsurers and commercial insurance brokers, and relies on the marketing, underwriting, and management skills of relatively few key people for large parts of its business.

Several types of insurance coverages underwritten by Old Republic, such as consumer credit indemnity, title, and mortgage guaranty insurance, are affected in varying degrees by changes in national economic conditions. During periods when housing activity or mortgage lending are constrained by any combination of rising interest rates, tighter mortgage underwriting guidelines, falling home prices, excess housing supply and/or economic recession operating and/or claim costs pertaining to such coverages tend to rise disproportionately to revenues and can result in underwriting losses and reduced levels of profitability.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2007	2006	2005
United States:
Northeast	10.1%	8.4%	9.2%
Mid-Atlantic	8.6	8.8	9.5
Southeast	20.6	21.1	19.8
Southwest	12.2	12.8	11.8
East North Central	12.3	13.3	13.3
West North Central	12.4	13.0	12.7
Mountain	8.2	8.1	7.7
Western	13.0	11.8	13.4
Foreign (Principally Canada)	2.6	2.7	2.6
Total	100.0%	100.0%	100.0%

(d) Reserves, Reinsurance, and Retrospective Adjustments. Old Republic's insurance subsidiaries establish reserves for unearned premiums, reported claims, claims incurred but not reported, and claim adjustment expenses, as required in the circumstances. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles. In accordance with insurance industry practices, claim reserves are based on estimates of the amounts that will be paid over a period of time and changes in such estimates are reflected in the financial statements of the periods during which they occur. See “General Insurance Claim Reserves” herein.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of : $1.8 million for workers' compensation; $1.8 million for commercial auto liability; $1.8 million for general liability; $5.6 million for executive protection (directors & officers and errors & omissions); $1.0 million for aviation; and $1.0 million for property coverages. Roughly 53% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average net primary mortgage guaranty exposure is approximately (in whole dollars) $35,300. Title insurance risk assumptions are currently limited to a maximum of $100.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $1.0 million or less.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 31, 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed that individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program, but the reinsurance market has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Company’s reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

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

The FNMA and the FHLMC sometimes also referred to as Government Sponsored Enterprises (“GSE’s”) have various qualifying requirements  for  private  mortgage  guaranty  insurers which write  mortgage insurance  on loans  acquired  by  the  FNMA and  FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer’s domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions. The GSE’s also place additional restrictions on qualified insurers who fail to maintain the equivalent of a AA financial strength rating from at least two nationally recognized statistical rating agencies.

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

(g) Employees. As of December 31, 2007, Old Republic employed approximately 5,700 persons on a full time basis. A majority of eligible full time employees participate in various pension or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

(h) Website access. The Company files various reports with the U.S. Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s filings are available for viewing and/or copying at the SEC’s Public Reference Room located at 450 Fifth Street, NW., Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The Company’s reports are also available by visiting the SEC’s internet website (http://www.sec.gov) and accessing its EDGAR database to view or print copies of the electronic versions of the Company’s reports. Additionally, the Company’s reports can be obtained, free of charge, by visiting its internet website (http://www.oldrepublic.com), selecting Investors then SEC Filings  to view or print copies of the electronic versions of the Company’s reports. The contents of the Company’s internet website are not intended to be, nor should they be considered incorporated by reference in any of the reports the Company files with the SEC.

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

Risk Factors Common to All Subsidiaries

Excessive Losses and Loss Expenses

Although the Company’s three major business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by changes in national economic conditions, unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court-made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

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

Following the September 11, 2001 terrorist attack, the reinsurance industry eliminated coverage from substantially all reinsurance contracts for claims arising from acts of terrorism. As discussed elsewhere in this report, the U.S. Congress subsequently passed TRIA, TRIREA, and TRIPRA legislation that required primary insurers to offer coverage for certified acts of terrorism under most commercial property and casualty insurance policies. Although these programs established a temporary federal reinsurance program through December 31, 2014, primary insurers like the Company’s general insurance subsidiaries retain significant exposure for terrorist act-related losses.

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

Prior Approval of Rates

Most of the lines of insurance underwritten by the Company are subject to prior regulatory approval of premium rates in a majority of the states. The process of securing regulatory approval can be time consuming and can impair the Company’s ability to effect necessary rate increases in an expeditious manner. Furthermore, there is a risk that the regulators will not approve a requested increase, particularly in regard to workers’ compensation insurance with respect to which rate increases often confront strong opposition from local business, organized labor, and political interests.

Mortgage Guaranty Group

Housing and Mortgage Lending Markets

Any significant development which adversely affects the housing and related mortgage lending markets could be a risk factor for the Company’s mortgage insurance subsidiaries. Rising mortgage interest rates, falling home prices, excessive housing supplies, negative employment trends, and unfavorable trends in the general health of the national or regional economies are all factors which may produce lower mortgage loan origination volumes that could result in a decline of new business and/or an increase in mortgage defaults, all of which could in turn lead to an increase in claims.

On the other hand, low interest rates and rising home prices can also be risk factors inasmuch as they can threaten persistency of coverage. Declining rates or rising home prices can encourage mortgage refinance activity. When a mortgage loan insured by the Company is refinanced, there is a risk the lender will replace the Company’s coverage with coverage written by another mortgage insurer or, alternatively, that coverage may no longer be necessary in the event that price appreciation of the property has served to reduce the loan-to-value ratio below 80%. Each of these factors, if significant enough, could have a materially adverse affect on the business, results of operations and financial condition of the Company’s mortgage guaranty subsidiaries.

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

Lender consolidation has resulted in fewer lenders originating a greater share of all mortgage loans. In 2007, 53% of all mortgage loans were purchased or originated by the top 5 nationwide lenders. Consequently, mortgage insurance business is increasingly becoming controlled by a small number of nationwide mortgage lenders, some of which have reduced the number of mortgage insurers they do business with, thus increasing competition among the insurers.

Increasingly, mortgage lenders have organized their own captive reinsurers as a means of extending their business to the underwriting of mortgage guaranty risks. Through such captives they provide excess of loss, and in some cases, quota share reinsurance protection to the mortgage guaranty insurers such as the Company’s subsidiaries in this segment. This involvement is a competitive risk factor inasmuch as it reduces the amount of business that the Company could otherwise retain. In February 2008, Freddie Mac announced limitations on the percentage of risk that can be ceded to captive reinsurers by its approved private mortgage insurers. This limitation is effective for new risk written subsequent to June 1, 2008. Consequently, over time the Company’s Mortgage Guaranty Group will likely increase its net retention on the loans it insures.

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top five title insurance companies account for about 93% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is almost always competition among the major companies for key employees, especially those who are engaged in the production side of the business.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 52% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building , a subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2007 was $38.9 million.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against the actions but, at this stage in the litigation, the Company’s cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

During the fourth quarter of 2007, purported class action lawsuits were filed against two of the Company’s title agency subsidiaries, Old Republic Title & Escrow, Ltd. and Old Republic Title Company, in the Superior Court of Washington, King County, and the U.S. District Court  for  the  Northern  District  of  California, respectively. The  action  in  Washington  alleges  that the Company’s subsidiary overcharged customers for escrow-related fees and did not disclose to customers that it would keep interest or credits or benefits in lieu of interest on money deposited into escrow. The action in California is brought by and on behalf of Hispanic home buyers in Monterey County against various real estate developers, brokers, mortgage brokers, mortgage lenders, mortgage loan servicers, as well as the Company’s title agency subsidiary, and alleges that the title agency failed to provide adequate disclosures to protect the buyers from the abusive sales and predatory lending practices of the other defendants. Both actions seek damages, declaratory and injunctive relief. The Company’s subsidiaries intend to defend vigorously against both actions and are unable at this early stage in the litigation to estimate the costs they may incur in defending these actions to their conclusions.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol “ORI”. The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

		Closing Price		Cash
		High	Low	Dividends
1st quarter	2006	$22.35	$20.72	$.14
2nd quarter	2006	22.35	20.20	.15
3rd quarter	2006	22.15	20.79	.15
4th quarter	2006	$23.50	$22.04	$.15

1st quarter	2007	$23.51	$21.68	$.15
2nd quarter	2007	22.38	21.06	.16
3rd quarter	2007	21.73	17.70	.16
4th quarter	2007	$19.46	$13.73	$.16

As of January 31, 2008, there were 2,831 registered holders of the Company's Common Stock. See Note 3(b) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2007.

The Company reacquired 1,566,100 shares of its common stock during 2007 for $28.3 million, or $18.13 per share.

Comparative Five-Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2007. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. In each instance the cumulative total return assumes reinvestment of cash dividends on a pretax basis.

The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2007)

	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
ORI	$100.00	$142.30	$144.88	$160.12	$182.28	$124.75
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group 1	100.00	123.50	137.22	157.90	181.12	167.06

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2007)

	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
ORI	$100.00	$142.30	$144.88	$160.12	$182.28	$124.75
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group 2	100.00	124.08	136.79	159.57	179.72	164.14

Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2002 to 2007 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Corporation, LandAmerica Financial Group, MGIC Investment Corporation, Markel Corporation, PMI Group Inc., SAFECO Corporation, St. Paul Travelers Companies, Inc., and XL Capital Ltd. Peer Group 2 is comprised of the same companies as in Peer Group 1  except for two companies: PMI Group Inc. replaced Radian Group, and Markel Corporation replaced Ohio Casualty Corporation following the latter’s acquisition by another insurer, resulting in the absence of Ohio Casualty Corporations’ effect on the December 2007 Peer Group 2 data. The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

	December 31,
	2007	2006	2005	2004	2003
FINANCIAL POSITION:
Cash and Invested Assets (1)	$8,924.0	$8,230.8	$7,394.1	$7,020.2	$6,402.6
Other Assets	4,366.5	4,381.4	4,149.0	3,550.6	3,309.6
Total Assets	$13,290.6	$12,612.2	$11,543.2	$10,570.8	$9,712.3

Liabilities, Other than Debt	$8,684.9	$8,098.6	$7,376.4	$6,562.1	$6,020.9
Debt	64.1	144.3	142.7	143.0	137.7
Total Liabilities	8,749.0	8,243.0	7,519.1	6,705.1	6,158.6
Preferred Stock	-	-	-	-	-
Common Shareholders' Equity	4,541.6	4,369.2	4,024.0	3,865.6	3,553.6
Total Liabilities and Shareholders’ Equity	$13,290.6	$12,612.2	$11,543.2	$10,570.8	$9,712.3

Total Capitalization (2)	$4,605.7	$4,513.5	$4,166.7	$4,008.6	$3,691.3

	Years Ended December 31,
	2007	2006	2005	2004	2003
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$3,601.2	$3,400.5	$3,386.9	$3,116.1	$2,936.0
Net Investment and Other Income	419.3	374.6	354.0	327.5	330.5
Realized Investment Gains	70.3	19.0	64.9	47.9	19.3
Net Revenues	4,091.0	3,794.2	3,805.9	3,491.6	3,285.8
Benefits, Claims, and
Settlement Expenses	2,166.2	1,539.6	1,465.4	1,307.9	1,112.8
Underwriting and Other Expenses	1,546.3	1,574.3	1,593.0	1,532.7	1,493.2
Pretax Income	378.4	680.1	747.3	650.9	679.7
Income Taxes	105.9	215.2	195.9	215.9	219.9
Net Income	$272.4	$464.8	$551.4	$435.0	$459.8

COMMON SHARE DATA: (3)
Net Income:
Basic(4)	$1.18	$2.01	$2.40	$1.91	$2.02
Diluted	$1.17	$1.99	$2.37	$1.89	$2.01

Dividends: Cash - Regular	$.630	$.590	$.512	$.402	$.356
- Special	-	-	.800	-	.534
- Total	$.630	$.590	$1.312	$.402	$.890
Stock	-%	-%	25%	-%	50%

Book Value	$19.71	$18.91	$17.53	$16.94	$15.65

Common Shares (thousands):
Outstanding	230,472	231,047	229,575	228,204	227,007

Average: Basic	231,370	231,017	229,487	228,177	226,936
Diluted	232,912	233,034	232,108	230,759	229,128

(1)	Consists of cash, investments and accrued investment income.
(2)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(3)	All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2007.
(4)	Calculated after deduction of minor amounts of preferred stock cash dividends.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of both consolidated revenues for the year ended December 31, 2007 and consolidated assets as of December 31, 2007, is included within the corporate and other caption of this report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance products are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries’ long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition to income arising from Old Republic’s basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders’ capital. Investment management aims for stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company’s ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

In light of the above factors, the Company’s affairs are managed without regard to the arbitrary strictures of quarterly or even annual reporting periods that American industry must observe. In Old Republic’s view, such short reporting time frames do not comport well with the long-term nature of much of its business. Management believes that the Company’s operating results and financial condition can best be evaluated by observing underwriting and overall operating performance trends over succeeding five to ten year intervals. Such extended periods can encompass one or two economic and/or underwriting cycles, and thereby provide appropriate time frames for such cycles to run their course and for reserved claim costs to be quantified with greater finality and effect.

EXECUTIVE SUMMARY

Old Republic’s latest consolidated operating results, which exclude realized investment gains, were affected adversely by a continuation of difficult economic environments in the housing and mortgage lending industries. The Company’s mortgage guaranty insurance line bore the brunt of these difficulties, posting a substantial 2007 operating loss for both the fourth quarter and full year. The title insurance segment was similarly affected although the operating loss it produced was of lesser magnitude. The combination of these adverse outcomes was offset to a significant degree by the favorable operating performance of the Company’s general insurance business.

Consolidated net income benefited from the inclusion of greater realized investment gains for both the final quarter and twelve months ended December 31, 2007. During 2007’s fourth quarter, a significant portion of Old Republic’s indexed stock portfolio was sold at a gain. The proceeds were redirected to a more concentrated, select list of common stocks expected to provide greater long term total returns.

Consolidated Results – The major components of Old Republic’s consolidated results were as follows for the periods being reported on:

Years Ended December 31,	2007	2006	2005
Operating revenues:
General insurance	$2,438.0	$2,138.7	$2,017.6
Mortgage guaranty	608.3	529.9	516.0
Title insurance	878.5	1,007.3	1,108.6
Corporate and other	95.6	99.2	98.6
Total	$4,020.6	$3,775.2	$3,741.0
Pretax operating income (loss):
General insurance	$418.0	$401.6	$350.0
Mortgage guaranty	(110.4)	228.4	243.7
Title insurance	(14.7)	31.0	88.7
Corporate and other	15.1	-	(.1)
Sub-total	308.0	661.1	682.4
Realized investment gains (losses):
From sales	70.3	19.0	74.1
From impairments	-	-	(9.2)
Net realized investment gains	70.3	19.0	64.9
Consolidated pretax income	378.4	680.1	747.3
Income taxes	105.9	215.2	195.9
Net income	$272.4	$464.8	$551.4
Consolidated underwriting ratio:
Benefits and claims ratio	60.2%	45.3%	43.3%
Expense ratio	41.3	44.7	45.2
Composite ratio	101.5%	90.0%	88.5%
Components of diluted net income per share:
Net operating income:
Before non-recurring income tax benefit	$.97	$1.94	$1.99
2005 non-recurring income tax benefit	-	-	.20
Total	.97	1.94	2.19
Net realized investment gains	.20	.05	.18
Net income	$1.17	$1.99	$2.37
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

General Insurance Results – Favorable year-over-year earnings comparisons for the Company’s General Insurance Group resulted from positive underwriting performance and continued growth of net investment income. Key indicators of that performance follow:

General Insurance Group

Years Ended December 31,	2007	2006	2005
Net premiums earned	$2,155.1	$1,902.1	$1,805.2
Net investment income	260.8	221.5	197.0
Pretax operating income	$418.0	$401.6	$350.0

Benefits and claims ratio	67.8%	65.9%	66.9%
Expense ratio	24.1	24.4	24.6
Composite ratio	91.9%	90.3%	91.5%

Increases in general insurance premiums for 2007 stemmed mainly from a new book of contractors’ liability insurance acquired in late 2006. Premiums from all other sources combined were slightly higher, as a moderately declining rate environment for various liability insurance coverages made it more difficult to retain and attract new business.

The 2007 benefits and claims ratio of 67.8 percent was slightly higher than 2006’s, and nearly equal to the average of 67.7 percent registered in the preceding five years. This basic stability reflects the ongoing benefits of Old Republic’s widely diversified book of general insurance coverages. The expense ratio of 24.1 percent for 2007 compared favorably with the preceding five years’ average of 25.4 percent, and remained aligned with premium revenue levels. In combination, the 2007 composite ratio of claim costs and expenses, the most widely accepted indicator of underwriting performance in the industry, continued at a favorable level for the sixth consecutive year.

General Insurance Group net investment income growth for 2007 and 2006 was aided by positive operating cash flow that led to a greater invested asset base, and by slightly higher investment yields.

Mortgage Guaranty Results – The advance in claim costs which began in earnest in the third quarter of 2006, accelerated at a much faster pace by mid-year 2007. Incurred claims rose to almost 179 percent of fourth quarter 2007 earned premiums, and to nearly 119 percent of such premiums for the entire year. These costs outpaced a substantial increase in premium revenues and pressured operating results to unprofitable levels for the first time in 19 years. Key indicators of this cyclical reversal in the profitability of Old Republic’s second largest business segment are shown below.

Mortgage Guaranty Group

Years Ended December 31,	2007	2006	2005
Net premiums earned	$518.2	$444.3	$429.5
Net investment income	79.0	74.3	70.1
Pretax operating income (loss)	$(110.4)	$228.4	$243.7

Claims ratio	118.8%	42.8%	37.2%
Expense ratio	17.7	22.5	22.4
Composite ratio	136.5%	65.3%	59.6%

Mortgage Guaranty premiums rebounded throughout 2007 due to higher persistency of business underwritten in prior years, and greater production of traditional insurance products in 2007. Persistency of traditional primary insurance improved to 77.6 percent as of year end 2007 from 73.1 percent at the end of 2006, and traditional new insurance written rose by 85.3 percent year-over-year. As noted above, however, an unprecedented cyclical downturn in housing and related mortgage finance markets contributed to much higher claim costs. Such costs reflect a continuation of unfavorable loan default trends since 2006, and greater claim severity due to larger insured loan values. Opportunities to mitigate such costs have been reduced significantly in a market affected by higher mortgage foreclosures and inflated inventories of unsold homes. While the net paid loss ratio was 21.8 percent higher for all of 2007, much greater claim reserve provisions were required to address a deteriorating claims environment. As of December 31, 2007, net claim reserves of $644.9 million were 158.4 percent higher than the like amount twelve months earlier. While production and operating expenses continued to fall in 2007, the beneficial effect of this trend was blunted by the more severe impact of greater claim costs. As a consequence, the composite ratio of claims and expenses was materially unfavorable in the latest quarter and year, reaching levels unseen in twenty and more years.

The above factors notwithstanding, Old Republic’s Mortgage Guaranty segment continued to register strong operating cash flows in 2007. These were aided by rising premium volume and paid loss growth lagging that of reserve-impacted incurred claim costs. The positive operating cash flows were additive to an already liquid invested asset base, and contributed to greater investment income for the year.

Title Insurance Results – Old Republic’s title insurance business registered an operating loss in 2007. Key performance indicators follow:

Title Insurance Group

Years Ended December 31,	2007	2006	2005
Net premiums and fees earned	$850.7	$980.0	$1,081.8
Net investment income	27.3	26.9	26.0
Pretax operating income (loss)	$(14.7)	$31.0	$88.7

Claims ratio	6.6%	5.9%	6.0%
Expense ratio	98.1	93.6	88.2
Composite ratio	104.7%	99.5%	94.2%

Near break even title results for the first nine months of 2007 turned into a loss for the fourth quarter and full year. Premium and fee revenues trended down throughout the year amid an intractable downturn in the housing and related mortgage lending industries. Direct title production facilities in the Western United States sustained the greatest adverse effects of this downturn. In the year’s final quarter more aggressive steps were taken to redress further the imbalance between revenues and operating costs in that region. Severance, lease termination, and other expenses incurred in these regards penalized 2007 pretax operating results by $6.2 million. Together, these factors led to the highest annual title expense ratio sustained in the past 25 years, and though still reasonably contained, to higher claim costs as these tend to increase during periods of serious economic dislocations.

Corporate and Other Operations – Old Republic’s small life and health business, and the net costs associated with the parent holding company and its corporate services subsidiaries produced higher income contributions in 2007. Period-to-period variability in the results of these relatively minor elements of the Company’s operations usually stems from the volatility inherent to the Company’s small scaled life and health business, fluctuations in the timing of expense recognition related to such variable costs as stock option expenses, interest on intercompany financing arrangements, and costs associated with a relatively small debt level.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

As of December 31,	2007	2006	% Change
Cash and invested assets	$8,924.0	$8,230.8	8.4%

Shareholders’ equity:
Total	$4,541.6	$4,369.2	3.9%
Per share	$19.71	$18.91	4.2%

Composition of shareholders’ equity per share:
Equity before items below	$19.31	$18.72	3.2%
Unrealized investment gains or losses and other accumulated comprehensive income	.40	.19
Total	$19.71	$18.91	4.2%

Cash flow from operating activities added significantly to the invested asset base, and amounted to $862.5 million for the year ended 2007 versus $1,004.7 million for 2006.  Operating cash flow in 2006 included approximately $198 million stemming from the aforementioned acquisition of a book of contractors’ liability insurance acquired late in the year.

The investment portfolio reflects a current allocation of approximately 84 percent to fixed-maturity securities and 10 percent to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries.  Consequently, it contains little or no insurance risk-correlated exposures to real estate investments, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, or illiquid private equity investments. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all of the changes in the shareholders’ equity account for the periods reported upon reflect earnings retained in excess of dividend payments. Pursuant to standing authority, the Company reacquired a total of  1,566,100 shares of its common stock during 2007’s third quarter for $28.3 million or $18.13 per share. A summary of all changes affecting book value per share follows:

Years Ended December 31,	2007	2006
Beginning book value per share	$18.91	$17.53
Changes in shareholders’ equity for the periods:
Net operating income	.98	1.96
Net realized investment gains (losses)	.20	.05
Net unrealized investment gains (losses)	.05	.07
Cash dividends	(.63)	(.59)
Treasury stock acquired	.01	-
Stock issuance, foreign exchange, and other transactions	.19	(.11)
Net change	.80	1.38
Ending book value per share	$19.71	$18.91

TECHNICAL MANAGEMENT ANALYSIS

CRITICAL ACCOUNTING ESTIMATES

The Company’s annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time, and thus affect future periods’ reported revenues, expenses, net income, and financial condition.

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

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

For the three years ended December 31, 2007, pretax charges due to other-than-temporary impairments in the value of securities reduced pretax income within a range of 0% and 1.2% and averaged .4% of such income.

(b) Establishment of deferred acquisition costs (“DAC”)

The eligibility for deferral and the recoverability of DAC is based on the current terms and estimated profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 1.9% and 2.1% and averaged 2.0% of consolidated assets. The annual change in DAC balances for the three-year period reduced underwriting, acquisition and other expenses within a range of -1.2% and 1.6%, and averaged .3% of such expenses.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 32.9% and 39.7% and averaged 36.2% of the related gross reserves.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this Management Analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for the three latest accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantified over long periods of time. Long-tail lines of business generally include workers compensation, auto liability, general liability, errors and omissions and directors and officers’ liability, and title insurance. Gross loss reserves related to such long-tail coverages ranged between 79.1% and 85.1%, and averaged 82.7% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 75.4% and 84.0% and averaged 80.5% as of the same dates.

•
Loss trend factors that are used to establish the above noted expected loss ratios. These factors take into account such variables as judgments and estimates relative to premium rate trends and adequacy, current and expected interest rates, current and expected social and economic inflation trends, and insurance industry statistical claim trends.

•
Loss development factors, expected claim rates and average claim costs all of which are based on Company and/or industry statistics used to project reported and unreported losses for each accounting period.

For each of the three most recent calendar years, prior accident years’ consolidated claim costs have developed favorably and have had the consequent effect of reducing consolidated annual loss costs between 2.9% and 6.9%, or by an average of approximately 4.3% per annum. As a percentage of each of these years’ consolidated earned premiums and fees the favorable developments have ranged between 1.3% and 3.4%, and have averaged 2.2%.

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

CHANGES IN ACCOUNTING POLICIES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised (“FAS 123R”), “Share-Based Payment” using the modified prospective transition method. The impact of the adoption of FAS123R is discussed in Note 1(r) of the notes to consolidated financial statements.

On December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. Additionally, the measurement date provisions of FAS 158 were adopted by the Company effective December 31, 2007. The impact of the adoption of FAS 158 is discussed in Note 1(n) of the notes to the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. As indicated in Note 1(j) of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”) “Fair Value Measurements”, which establishes a framework for measuring fair value. FAS 157 applies to existing accounting pronouncements that require or permit fair value measurements, and becomes effective for fiscal years beginning after November 15, 2007. Disclosure requirements associated with the standard will be incorporated in the Company’s 2008 quarterly and annual reports, and its adoption in the first quarter of 2008 is not expected to have a material impact on the consolidated financial statements or on the conduct of its business.

The above accounting policy changes resulted primarily in additional financial statement disclosures and are not expected to have any effect on management’s conduct of the business.

FINANCIAL POSITION

The Company’s financial position at December 31, 2007 reflected increases in assets, liabilities and common shareholders’ equity of 5.4%, 6.1% and 3.9%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 67.1% and 65.3% of consolidated  assets as  of December 31, 2007 and December 31, 2006, respectively. Consolidated  operating cash flow was positive at

 $862.5 million in 2007 compared to $1,004.7 million in 2006 and $833.6 in 2005. As of December 31, 2007, the invested asset base increased 8.8% to $8,761.2 million principally as a result of positive operating cash flows.

Investments - During 2007 and 2006, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2007 and 2006, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), or derivatives. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At December 31, 2007, the Company had no fixed maturity investments in default as to principal and/or interest.

           Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2007. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic’s bond and stock portfolios would affect negatively the common shareholders’ equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company’s estimate of other-than-temporary impairments is insufficient at any point in time, future periods’ net income would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (1)

December 31,

	2007	2006
Aaa	32.9%	32.9%
Aa	17.0	19.0
A	27.9	26.4
Baa	20.2	20.1
Total investment grade	98.0	98.4
All other (2)	2.0	1.6
Total	100.0%	100.0%

(1)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(2)   “All other” includes non-investment or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

December 31, 2007

	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Consumer Durables	$ 40.2		$ 3.9
Service	34.7		3.6
Financial	13.9		1.3
Retail	19.1		.7
Other (includes 5 industry groups)	17.3		.5
Total	$ 125.3	(3)	$ 10.2

 (3)   Represents 1.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

December 31, 2007

	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$ 362.1		$ 5.3
Financial	144.2		3.3
Service	120.4		2.7
Banking	157.5		2.2
Other (includes 16 industry groups)	1,317.6		11.6
Total	$ 2,102.0	(4)	$ 25.3

 (4)   Represents 28.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

December 31, 2007

	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Insurance	$ 237.4		$ 66.8
Banking	102.0		10.8
Health Care	22.4		2.7
Natural Gas	.4		-
Total	$ 362.3	(5)	$ 80.4	(6)

(5)   Represents 44.9% of the total equity securities portfolio.
(6)	Represents 10.0% of the cost of the total equity securities portfolio, while gross unrealized gains represent 14.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

December 31, 2007

Amortized Cost of Fixed Maturity Securities	Gross Unrealized Losses

	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$ 438.5	$ 33.9	$ 2.3	$ 1.0
Due after one year through five years	1,026.9	78.5	15.7	6.6
Due after five years through ten years	758.3	12.8	17.4	2.6
Due after ten years	3.6	-	-	-
Total	$ 2,227.4	$ 125.3	$ 35.6	$ 10.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

December 31, 2007
Amount of Gross Unrealized Losses

	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$ 3.2	$ -	$ -	$ 3.2
Seven to twelve months	1.9	-	-	1.9
More than twelve months	25.8	4.5	-	30.4
Total	$ 31.0	$ 4.5	$ -	$ 35.6
Equity Securities:
One to six months	$ 12.2	$ 68.1	$ -	$ 80.4
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$ 12.2	$ 68.2	$ -	$ 80.4

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	71	-	-	71
Seven to twelve months	43	-	-	43
More than twelve months	424	4	-	428
Total	538	4	-	542	(7)
Equity Securities:
One to six months	11	2	-	13
Seven to twelve months	-	-	-	-
More than twelve months	-	1	-	1
Total	11	3	-	14	(7)

 (7) At December 31, 2007 the number of issues in an unrealized loss position represent 27.6% as to fixed maturities, and 56.0% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (December 31, 2007 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

December 31,

	2007	2006
Maturity Ranges:
Due in one year or less	11.7%	9.6%
Due after one year through five years	46.8	44.4
Due after five years through ten years	41.1	45.6
Due after ten years through fifteen years	.4	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.5
Duration (8)	3.8	3.9

(8)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of December 31, 2007 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	December 31,
	2007	2006
Fixed Maturity Securities:
Amortized cost	$7,312.2	$6,873.8
Estimated fair value	7,383.6	6,832.6
Gross unrealized gains	106.9	46.6
Gross unrealized losses	(35.6)	(87.8)
Net unrealized gains (losses)	$71.3	$(41.2)

Equity Securities:
Cost	$807.3	$534.7
Estimated fair value	842.1	669.1
Gross unrealized gains	115.1	136.1
Gross unrealized losses	(80.4)	(1.8)
Net unrealized gains	$34.7	$134.3

Other Assets - Among other major assets, substantially all of the Company’s receivables are not past due. Reinsurance recoverable balances on paid or estimated unpaid losses are deemed recoverable from solvent reinsurers or have otherwise been reduced by allowances for estimated amounts unrecoverable. Deferred policy acquisition costs are estimated by taking into account the variable costs of producing specific types of insurance policies, and evaluating their recoverability on the basis of recent trends in claims costs. The Company’s deferred policy acquisition cost balances have not fluctuated substantially from period-to-period and do not represent significant percentages of assets or shareholders’ equity.

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $414.7 million in dividends from its subsidiaries in 2008 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $300.0 million to meet short-term liquidity needs of which $60.0 million was outstanding at December 31, 2007.

Capitalization - Old Republic’s total capitalization of $4,605.7 million at December 31, 2007 consisted of debt of $64.1 million and common shareholders' equity of $4,541.6 million. Changes in the common shareholders’ equity account for the three most recent years reflect primarily the retention of earnings in excess of dividend requirements. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 26 years. The annual dividend rate is typically reviewed and approved by the Board of Directors during the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar  years, and  management’s  long-term  expectations for  the Company’s consolidated  business. At  its February 22, 2007  meeting, the

Board of Directors approved a new quarterly cash dividend rate of 16 cents per share effective in the second quarter of 2007, up from 15 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 million of common shares as market conditions warrant during the two year period from that date. The Company reacquired 1,566,100 shares of its common stock during 2007 for $28.3 million or $18.13 per share. As of December 31, 2007, a total of $471.6 million of this authorization remains unutilized.

Contractual Obligations - The following table shows certain information relating to the Company’s contractual obligations as of December 31, 2007:
Payments Due in the Following Years

	Total	2008	2009 and 2010	2011 and 2012	2013 and after
Contractual Obligations:
Debt	$64.1	$61.0	$1.7	$1.2	$-
Interest on Debt	.6	.2	.2	-	-
Operating Leases	166.9	39.0	52.3	26.8	48.5
Pension Benefits Contributions (1)	45.8	5.0	12.8	19.4	8.6
Claim & Claim Expense Reserves (2)	6,231.1	1,554.4	1,374.9	606.4	2,695.2
Total	$6,508.5	$1,659.8	$1,442.2	$653.9	$2,752.4

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

The Company’s mortgage guaranty premiums primarily stem from monthly installment policies. Accordingly, substantially all such premiums are generally written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are largely recognized on a pro-rata basis over the terms of the policies.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 32% of 2007 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

Earned Premiums and Fees

	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2005	$1,805.2	$429.5	$1,081.8	$70.3	$3,386.9	8.7%
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
2007	$2,155.1	$518.2	$850.7	$77.0	$3,601.2	5.9%

Earned premiums in the General Insurance Group grew by 13.3%, 5.4%, and 11.2% in 2007, 2006, and 2005, respectively, as a result of additional business produced in a reasonably stable underwriting environment and the year-end 2006 acquisition of a liability insurance book of business. 2007 mortgage guaranty premium revenue trends reflect greater business persistency and increased demand for traditional insurance products. Although overall mortgage originations were lower for 2006, mortgage guaranty premium production was affected favorably by improved business persistency and higher bulk insurance production. Title Group premium and fee revenues decreased by 13.2% and 9.4% in 2007 and 2006 respectively. The decline was particularly accentuated in the segment’s direct operations, most of which are concentrated in the Western United States, and all of which reflected a downturn in home sales and resales.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

General Insurance Earned Premiums by Type of Coverage

	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	39.1%	21.9%	10.3%	11.0%	5.4%	12.3%
2006	39.6	21.7	11.0	10.7	5.1	11.9
2007	35.0%	23.5%	13.8%	9.3%	7.8%	10.6%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type

New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$20,554.5	$9,944.3	$498.2	$30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
2007	$31,841.7	$10,800.3	$901.6	$43,543.7

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$5,112.4	$1,053.1	$11.7	$6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
2007	$7,844.5	$724.5	$15.2	$8,584.4

Premium and Persistency Trends by Type:	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk

2005	$508.0	$429.5	65.5%	59.5%
2006	524.7	444.3	73.1	70.5
2007	$612.7	$518.2	77.6%	73.7%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 11.6% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in  reserves and paid claims  on higher risk loans have become more significant drivers of increased claim costs.

Risk in Force

Net Risk in Force:	Traditional Primary	Bulk	Other	Total
As of December 31:
2005	$14,711.2	$1,758.8	$586.1	$17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
2007	$18,808.5	$2,539.9	$511.1	$21,859.5

Analysis of Risk in Force

Risk in Force By Fair Issac & Company (“FICO”) Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2005	8.3%	31.8%	53.1%	6.8%
2006	8.5	32.6	54.6	4.3
2007	8.5%	33.6%	55.1%	2.8%

Bulk(1):
As of December 31:
2005	21.2%	38.7%	38.7%	1.4%
2006	24.1	35.7	39.8	.4
2007	19.4%	34.9%	45.4%	.3%

Risk in Force By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary:
As of December 31:
2005	5.4%	37.7%	39.1%	17.8%
2006	5.0	37.4	36.0	21.6
2007	4.7%	34.4%	32.0%	28.9%

Bulk(1):
As of December 31:
2005	57.3%	27.4%	11.6%	3.7%
2006	63.4	23.1	9.0	4.5
2007	62.0%	20.9%	9.3%	7.8%

Risk in Force Distribution By Top Ten States:

Traditional Primary

	FL	TX	GA	IL	OH	CA	NJ	MI	NC	PA
As of December 31:
2005	9.0%	7.1%	6.3%	5.4%	3.7%	3.6%	3.1%	3.1%	4.7%	3.8%
2006	9.0	7.5	5.8	5.4	3.7	3.1	3.1	3.1	4.8	4.0
2007	8.9%	7.7%	5.3%	5.2%	3.4%	4.5%	3.1%	2.9%	4.5%	3.8%

Bulk (1)

	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	8.3%	4.5%	3.3%	4.9%	3.6%	19.0%	3.8%	4.0%	2.7%	6.3%
2006	9.4	4.8	3.6	4.5	3.4	17.7	3.2	4.4	2.8	4.6
2007	9.3%	4.8%	4.2%	4.1%	3.1%	17.5%	3.4%	4.2%	3.0%	5.5%

Risk in Force By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2005	90.6%	9.4%
2006	89.4	10.6
2007	88.0%	12.0%

Bulk (1):
As of December 31:
2005	51.9%	48.1%
2006	51.9	48.1
2007	49.6%	50.4%

Risk in Force By Loan Type:	Fixed Rate	Adjustable Rate
Traditional Primary:
As of December 31:
2005	90.9%	9.1%
2006	92.3	7.7
2007	94.4%	5.6%

Bulk (1):
As of December 31:
2005	64.6%	35.4%
2006	65.7	34.3
2007	70.9%	29.1%

(1)	Bulk pool risk in-force, which represented 43.0% of total bulk risk in-force at December 31, 2007, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Production

	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2005	37.1%	62.9%
2006	32.3	67.7
2007	32.1%	67.9%

Revenues: Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company’s funds are invested during each reporting period. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over market values, yields are evaluated on the basis of investment income earned in relation to the amortized cost of the underlying invested assets, though yields based on the market values of such assets are also shown in the statistics below.

	Market	Invested
Invested Assets at Cost	Value	Assets at

	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2006	$5,524.8	$1,571.6	$611.1	$246.6	$7,954.3	$101.8	$8,056.1
2007	$5,984.9	$1,795.8	$606.0	$252.9	$8,639.7	$121.4	$8,761.2

Net Investment Income	Yield at

	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2005	$197.0	$70.1	$26.0	$16.9	$310.1	4.51%	4.40%
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
2007	$260.8	$79.0	$27.3	$12.7	$379.9	4.58%	4.52%

Consolidated net investment income grew by 11.2%, 10.2% and 6.6% in 2007, 2006 and 2005, respectively. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2007, 2006 and 2005, 85.1%, 77.2% and 67.9%, respectively, of all such dispositions resulted from these occurrences. Sales of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. As previously noted, a significant portion of Old Republic’s indexed stock portfolio was sold at a gain, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns. Relatively greater realized gains in equity securities in 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

Realized Gains on Disposition of:	Impairment Losses on:

	Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Net realized gains
Years Ended December 31:
2005	$4.5	$69.6	$74.1	$(2.7)	$(6.5)	$(9.2)	$64.9
2006	2.0	16.9	19.0	-	-	-	19.0
2007	$2.2	$68.1	$70.3	$-	$-	$-	$70.3

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

 The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2007 and 2006:

	December 31,
	2007		2006
	Gross	Net	Gross	Net
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)	$1,041.6	$845.6	$977.7	$810.9
Workers' compensation	2,195.5	1,265.8	2,093.2	1,175.7
General liability	1,173.2	587.1	1,123.8	537.3
Other coverages	691.2	476.9	610.0	400.7
Unallocated loss adjustment expense reserves	154.8	104.0	147.0	97.8
Total general insurance reserves	5,256.5	3,279.7	4,951.8	3,022.6

Mortgage guaranty	645.2	642.9	248.6	247.9
Title	273.5	273.5	278.4	278.4
Life and health	30.3	24.7	28.4	21.6
Unallocated loss adjustment expense reserves – other coverages	25.4	25.4	27.2	27.2
Total claim and loss adjustment expense reserves	$6,231.1	$4,246.3	$5,534.7	$3,598.0
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$190.5	$158.1	$194.9	$157.8
% of total general insurance reserves	3.6%	4.8%	3.9%	5.2%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2007, such reserves accounted for 84.4% and 77.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2006 represented 89.5% and 84.0% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported (“case”) to the Company’s insurance subsidiaries and reserves for claims that have been incurred but not yet reported (“IBNR”) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $148.5 million, $151.0 million and $138.3 million as of December 31, 2007, 2006, and 2005, respectively.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers’ compensation, officers and directors’ liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years’ loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years’ loss trends and costs.

Mortgage guaranty insurance loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of IBNR. Further, the loss reserve estimating process also takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and availability.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as IBNR losses related to premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account IBNR claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate costs of claims.

Incurred Loss Experience

Management is of the opinion that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in this Annual Report on Form 10-K under Item 1A - Risk Factors.

The following table shows an analysis of changes in aggregate reserves for the Company’s losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2007	2006	2005
Gross reserves at beginning of year	$5,534.7	$4,939.8	$4,403.5
Less: reinsurance losses recoverable	1,936.6	1,902.1	1,639.6
Net reserves at beginning of year	3,598.0	3,037.6	2,763.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	2,224.2	1,646.4	1,504.5
Change in provision for insured events of prior years	(66.1)	(114.0)	(43.9)
Total incurred claims and claim adjustment expenses	2,158.1	1,532.5	1,460.7
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	579.7	432.4	484.6
Claims and claim adjustment expenses attributable to
insured events of prior years	930.0	539.6	702.1
Total payments	1,509.8	972.1	1,186.8
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	4,246.3	3,598.0	3,037.6
Reinsurance losses recoverable	1,984.7	1,936.6	1,902.1
Gross reserves at end of year	$6,231.1	$5,534.7	$4,939.8

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for consolidated operations were as follows:

Years Ended December 31:	2007	2006	2005
General	67.8%	65.9%	66.9%
Mortgage	118.8	42.8	37.2
Title	6.6	5.9	6.0
Consolidated benefits and claims ratio	60.2%	45.3%	43.3%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	62.0%	48.7%	44.6%
Change in provision for insured events of prior years:
Due to asbestos and environmental	.1	1.1	1.5
Due to all other coverages	(1.9)	(4.5)	(2.8)
Net (favorable) unfavorable development	(1.8)	(3.4)	(1.3)
Consolidated benefits and claims ratio	60.2%	45.3%	43.3%

The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio’s variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable developments that reduced the consolidated loss ratio by 2.2%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	66.9%	78.9%	48.9%	52.1%	97.4%	59.5%
2006	75.4	74.5	40.6	55.0	57.5	55.6
2007	74.0%	70.9%	69.6%	54.9%	59.9%	55.9%

The general insurance portion of the claims ratio reflects reasonably consistent trends for all reporting periods. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2007 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers compensation coverages and for ongoing development of  asbestos and  environmental (“A&E”) exposures (general  liability). Unfavorable  developments  attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as reclassifications of other coverages’ reserves, typically workers compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007 and 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.8% of general insurance group net incurred losses for the five years ended December 31, 2007.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2007 and 2006 is as follows:

December 31,

2007	2006

	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$151.8	$117.3	$141.1	$108.9
Loss and loss expenses incurred	10.4	9.8	29.6	18.1
Claims and claim adjustment expenses paid	(12.8)	(5.3)	(18.9)	(9.6)
Reserves at end of year	149.4	121.9	151.8	117.3

Environmental:
Reserves at beginning of year	43.1	40.4	29.6	23.2
Loss and loss expenses incurred	(3.1)	(7.1)	20.1	19.9
Claims and claim adjustment expenses paid	1.1	2.8	(6.7)	(2.7)
Reserves at end of year	41.1	36.1	43.1	40.4
Total asbestos and environmental reserves	$190.5	$158.1	$194.9	$157.8

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

Average Paid Claim Amount (1)	Delinquency Ratio

	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2005	$24,255	$20,639	4.67%	3.67%
2006	25,989	21,846	4.41	3.29
2007	$32,214	$34,951	5.47%	6.85%

 (1) Amounts are in whole dollars.

Traditional Primary Delinquency Ratios for Top Ten States (2):

	FL	TX	GA	IL	OH	CA	NJ	MI	NC	PA
As of December 31:
2005	3.1%	5.7%	5.9%	4.2%	8.3%	1.8%	4.1%	7.3%	4.9%	4.7%
2006	2.7	4.5	6.1	4.5	7.8	2.9	4.1	8.2	4.6	4.8
2007	7.7%	4.5%	7.2%	5.4%	8.1%	6.7%	5.4%	9.8%	4.8%	5.2%

Bulk Delinquency Ratios for Top Ten States (2):

	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	1.9%	5.5%	5.8%	3.0%	8.4%	.9%	3.7%	.9%	3.0%	4.3%
2006	1.6	4.0	4.4	4.2	9.3	1.6	3.5	1.0	3.3	4.4
2007	7.8%	5.4%	7.3%	8.6%	10.6%	7.0%	6.6%	5.1%	5.8%	6.6%

Total Delinquency Ratios for Top Ten States (includes “other” business) (2):

	FL	TX	GA	IL	OH	CA	NJ	AZ	NC	PA
As of December 31:
2005	2.4%	5.3%	5.3%	2.8%	7.5%	.9%	3.7%	1.6%	3.8%	4.3%
2006	2.0	4.1	5.2	3.1	7.3	1.4	3.6	1.5	3.3	4.3
2007	6.9%	4.5%	6.7%	5.0%	8.0%	5.5%	5.5%	4.4%	4.1%	5.1%

(2)	As determined by risk in force as of December 31, 2007, these 10 states represent approximately 49%, 59%, and 50%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the low single digits due to favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the moderate increase in claim costs in 2007 is reflective of the continuing downturn in the housing and related mortgage lending industries.

Volatility of Reserve Estimates and Sensitivity

There is a great deal of uncertainty in the estimates of loss and loss adjustment expense reserves, and unanticipated events can have both a favorable or unfavorable impact on such estimates. The Company believes that the factors most responsible, in varying and continually changing degrees, for such favorable or unfavorable development are as follows:

General insurance net claim reserves can be affected by lower than expected frequencies of claims incurred but not reported, the effect of reserve discounts applicable to workers’ compensation claims, higher than expected severity of litigated claims in particular, governmental or judicially imposed retroactive conditions in the settlement of claims such as noted elsewhere in this document in regard to black lung disease claims, greater than anticipated inflation rates applicable to repairs and the medical benefits portion of claims, and higher than expected IBNR due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

Mortgage guaranty net claim reserve levels can be affected adversely by several factors, including a change in the mix of insured business toward loans that have a higher probability of default, an increase in the average risk per insured loan, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values and/or an increase in housing supply that can increase the rate at which defaults evolve into claim and the overall severity of such claims.

Title insurance loss reserve levels can be impacted adversely by such developments as reduced loan refinancing activity, the effect of which can be to lengthen the period during which title policies remain exposed to loss emergence, or reductions in either property values or the volume of transactions which, by virtue of the speculative nature of some real estate developments, can lead to increased occurrences of fraud, defalcations or mechanics’ liens.

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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2007 for the general insurance business which comprises the largest portion of Old Republic’s loss and loss adjustment expense reserves at 77.2% of the total. For each of these ten calendar years, prior accident years’ general insurance claim reserves have developed, as a percentage of the original estimates, within a range of 7.5% unfavorable in 2000 to a 7.7% favorable development in 2005. For the ten year period the net development has averaged .5% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the annual favorable development on prior year loss reserves over the same ten year period has ranged from 1.6% to 7.4% and averaged 4.1%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic’s existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2007 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company’s insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company’s insurance coverages indicates a gradual downward trend in favorable development during the most recent three years. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company’s reserves as of December 31, 2007.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of this Annual Report on Form 10-K.

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements, the Company is generally reimbursed for losses exceeding contractually agreed-upon levels. During the three year period ended December 31, 2007, the Company’s net retention has been increasing gradually within the general insurance segment; however, such changes have not had a material impact on the Company’s consolidated financial statements.

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

The Company does not anticipate any significant changes to its reinsurance programs during 2008.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	24.6%	22.4%	88.2%	45.2%
2006	24.4	22.5	93.6	44.7
2007	24.1%	17.7%	98.1%	41.3%

Variations in the Company’s consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

The decline in the Mortgage Guaranty segment’s 2007 ratio is reflective of the growth in net earned premium coupled with continued emphasis on operating efficiency; the slight increase in the 2006 expense ratio in comparison to 2005 reflects higher stock option compensation costs.The increase in the Title segment’s 2007 and 2006 expense ratios result from a decline in revenues from direct operations during these periods, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	91.5%	59.6%	94.2%	88.5%
2006	90.3	65.3	99.5	90.0
2007	91.9%	136.5%	104.7%	101.5%

Expenses: Income Taxes

The effective consolidated income tax rates were 28.0% in 2007, 31.7% in 2006 and 26.2% in 2005. The 2005 effective tax rate was reduced and net earnings enhanced by tax and related interest recoveries of $57.9 million ($45.9 million net of tax, or 20 cents per share) due to the favorable resolution of tax issues applicable to the three years ended December 31, 1990. Excluding the effects of these tax and related interest recoveries, the effective tax rates remained consistent with those of the corresponding prior periods. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Some of the statements made in this report and other Company-published reports, as well as oral statements or commentaries made by the Company’s management in conference calls following earnings releases, can constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements, commentaries, or inferences, involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors and, most particularly, by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations. A more detailed discussion of all the foregoing risks appears in Part I, Item 1A – Risk Factors, of this Annual Report, which is specifically incorporated herein by reference.

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2007:

	Estimated Fair Value	Hypothetical Change in Interest Rates or S&P 500	Estimated Fair Value After Hypothetical Change in Interest Rates or S&P 500
Interest Rate Risk:
Fixed Maturities	$ 7,383.6	100 basis point rate increase	$ 7,103.8
		200 basis point rate increase	6,823.9
		100 basis point rate decrease	7,663.4
		200 basis point rate decrease	$ 7,943.3
Equity Price Risk:
Equity Securities	$ 842.1	10% increase in the S&P 500	$ 954.9
		20% increase in the S&P 500	1,067.8
		10% decline in the S&P 500	729.3
		20% decline in the S&P 500	$ 616.4

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.

Consolidated Balance Sheets	48
Consolidated Statements of Income	49
Consolidated Statements of Comprehensive Income	50
Consolidated Statements of Preferred Stock and
Common Shareholders' Equity	51
Consolidated Statements of Cash Flows	52
Notes to Consolidated Financial Statements	53 – 73
Report of Independent Registered Public Accounting Firm	74

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

December 31,

	2007	2006
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (cost: $7,312.2 and $6,873.8)	$7,383.6	$6,832.6
Equity securities (at fair value) (cost: $807.3 and $534.7)	842.1	669.1
Short-term investments (at fair value which approximates cost)	462.6	493.6
Miscellaneous investments	64.7	52.7
Total	8,753.1	8,048.1
Other investments	8.1	7.9
Total investments	8,761.2	8,056.1

Other Assets:
Cash	54.0	71.6
Securities and indebtedness of related parties	15.3	21.8
Accrued investment income	108.7	102.9
Accounts and notes receivable	880.3	962.1
Federal income tax recoverable: Current	6.2	15.5
Prepaid federal income taxes	536.5	468.4
Reinsurance balances and funds held	69.9	74.2
Reinsurance recoverable: Paid losses	65.8	58.6
Policy and claim reserves	2,193.4	2,172.7
Deferred policy acquisition costs	246.5	264.9
Sundry assets	352.3	342.9
	4,529.3	4,556.1
Total Assets	$13,290.6	$12,612.2

Liabilities, Preferred Stock, and Common Shareholders’ Equity
Liabilities:
Losses, claims, and settlement expenses	$6,231.1	$5,534.7
Unearned premiums	1,182.2	1,209.4
Other policyholders' benefits and funds	190.2	188.6
Total policy liabilities and accruals	7,603.5	6,932.8
Commissions, expenses, fees, and taxes	225.9	243.5
Reinsurance balances and funds	288.7	314.4
Federal income tax payable: Deferred	417.7	469.4
Debt	64.1	144.3
Sundry liabilities	148.8	138.4
Commitments and contingent liabilities
Total Liabilities	8,749.0	8,243.0

Preferred Stock:
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity:
Common stock (1)	232.0	231.0
Additional paid-in capital	344.4	319.5
Retained earnings	3,900.1	3,773.9
Accumulated other comprehensive income	93.3	44.6
Treasury stock (at cost)(1)	(28.3)	-
Total Common Shareholders' Equity	4,541.6	4,369.2
Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,290.6	$12,612.2

(1)
At December 31, 2007 and 2006, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 232,038,331 in 2007 and 231,047,890 in 2006 were issued. At December 31, 2007 and 2006, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,566,100 and 0 as of December 31, 2007 and 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income
($ in Millions, Except Share Data)

Years Ended December 31,

	2007	2006	2005

Revenues:
Net premiums earned	$3,389.0	$3,154.1	$3,062.3
Title, escrow, and other fees	212.1	246.3	324.6
Total premiums and fees	3,601.2	3,400.5	3,386.9
Net investment income	379.9	341.6	310.1
Other income	39.4	33.0	43.9
Total operating revenues	4,020.6	3,775.2	3,741.0
Realized investment gains	70.3	19.0	64.9
Total revenues	4,091.0	3,794.2	3,805.9

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	2,156.9	1,532.3	1,460.1
Dividends to policyholders	9.3	7.3	5.3
Underwriting, acquisition, and other expenses	1,538.9	1,564.4	1,583.4
Interest and other charges	7.3	9.9	9.5
Total expenses	3,712.6	3,114.0	3,058.5
Income before income taxes	378.4	680.1	747.3

Income Taxes (Credits):
Current	172.5	158.8	263.0
Deferred	(66.5)	56.4	(67.1)
Total	105.9	215.2	195.9
Net Income	$272.4	$464.8	$551.4

Net Income Per Share:
Basic:	$1.18	$2.01	$2.40
Diluted:	$1.17	$1.99	$2.37

Average shares outstanding: Basic	231,370,242	231,017,947	229,487,273
Diluted	232,912,728	233,034,986	232,108,491

Dividends Per Common Share:
Cash: Regular	$.630	$.590	$.512
Special	-	-	.800
Total	$.630	$.590	$1.312
Stock	-%	-%	25%

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in Millions)

Years Ended December 31,

	2007	2006	2005

Net income as reported	$272.4	$464.8	$551.4

Other comprehensive income (loss):
Foreign currency translation adjustment	20.7	(1.4)	2.9
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	89.5	44.2	(120.5)
Less: elimination of pretax realized gains
included in income as reported	70.3	19.0	64.9
Pretax unrealized gains (losses) on securities
carried at market value	19.1	25.2	(185.4)
Deferred income taxes (credits)	6.6	8.7	(64.9)
Net unrealized gains (losses) on securities	12.4	16.4	(120.5)
Defined benefit pension plans:
Minimum pension liability, net of tax	-	(11.1)	(1.1)
Net pension gain, net of tax	15.0	-	-
Net impact of defined benefit pension plans	15.0	(11.1)	(1.1)
Net adjustments	48.3	3.8	(118.7)

Comprehensive income	$320.8	$468.7	$432.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Preferred Stock
and Common Shareholders' Equity
($ in Millions)

Years Ended December 31,
	2007	2006	2005
Convertible Preferred Stock:
Balance, end of year	$-	$-	$-

Common Stock:
Balance, beginning of year	$231.0	$229.5	$185.4
Stock dividend	-	-	45.9
Dividend reinvestment plan	-	-	-
Exercise of stock options	.9	1.4	.9
Stock awards	-	-	-
Treasury stock restored to unissued status	-	-	(2.8)
Balance, end of year	$232.0	$231.0	$229.5

Additional Paid-in Capital:
Balance, beginning of year	$319.5	$288.6	$270.4
Dividend reinvestment plan	1.0	1.1	2.0
Exercise of stock options	13.0	16.4	18.1
Stock option compensation	10.8	13.3	4.8
Stock awards	-	-	.2
Treasury stock restored to unissued status	-	-	(7.1)
Balance, end of year	$344.4	$319.5	$288.6

Retained Earnings:
Balance, beginning of year	$3,773.9	$3,444.9	$3,240.1
Net income	272.4	464.8	551.4
Dividends on common stock: cash	(145.4)	(135.8)	(300.7)
stock	-	-	(45.9)
Effects of changing pension plan measurement date pursuant to FAS 158, net of tax	(.8)	-	-
Balance, end of year	$3,900.1	$3,773.9	$3,444.9

Accumulated Other Comprehensive Income:
Balance, beginning of year	$44.6	$60.8	$179.5
Foreign currency translation adjustments	20.7	(1.4)	2.9
Net unrealized gains (losses) on securities, net of tax	12.4	16.4	(120.5)
Minimum pension liability, net of tax credits	-	(11.1)	(1.1)
Adjustment to apply FAS 158, net of tax	.3	(20.0)	-
Net pension gain, net of tax	15.0	-	-
Balance, end of year	$93.3	$44.6	$60.8

Treasury Stock:
Balance, beginning of year	$-	$-	$(10.0)
Acquired during the year	(28.3)	-	-
Restored to unissued status	-	-	10.0
Balance, end of year	$(28.3)	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in Millions)

Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net income	$272.4	$464.8	$551.4
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	21.2	(24.6)	(7.2)
Premiums and other receivables	82.2	(85.5)	(212.7)
Unpaid claims and related items	646.4	560.2	273.9
Other policyholders’ benefits and funds	(1.3)	138.9	96.2
Income taxes	(57.1)	(89.1)	53.9
Prepaid federal income taxes	(68.1)	77.3	(46.4)
Reinsurance balances and funds	(29.3)	(77.7)	154.3
Realized investment gains	(70.3)	(19.0)	(64.9)
Accounts payable, accrued expenses and other	66.5	59.6	34.9
Total	862.5	1,004.7	833.6

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	692.0	729.1	794.7
Sales	120.9	215.3	375.2
Sales of:
Equity securities	393.3	21.7	325.8
Other investments	10.6	21.2	12.9
Fixed assets for company use	4.9	.8	5.7
Investment in subsidiary	-	7.7	-
Cash and short-term investments of subsidiaries acquired	.5	17.6	1.2
Purchases of:
Fixed maturity securities	(1,257.8)	(1,517.5)	(1,748.4)
Equity securities	(604.6)	(50.7)	(380.8)
Other investments	(10.0)	(9.2)	(5.2)
Fixed assets for company use	(20.3)	(19.6)	(37.6)
Investments in subsidiaries	(4.9)	(71.3)	(10.1)
Cash and short-term investments of subsidiaries sold	-	(5.5)	-
Net decrease (increase) in short-term investments	32.4	(218.2)	118.9
Other-net	-	(8.9)	4.0
Total	(643.0)	(887.4)	(543.5)

Cash flows from financing activities:
Issuance of debentures and notes	121.3	3.2	1.0
Issuance of common shares	15.0	18.9	18.4
Redemption of debentures and notes	(201.6)	(1.5)	(1.4)
Dividends on common shares	(145.4)	(135.8)	(300.7)
Purchase of treasury stock	(28.3)	-	-
Other-net	1.8	1.2	.2
Total	(237.1)	(113.9)	(282.4)

Increase (decrease) in cash:	(17.6)	3.3	7.7
Cash, beginning of year	71.6	68.3	60.5
Cash, end of year	$54.0	$71.6	$68.3

Supplemental cash flow information:
Cash paid during the year for: Interest	$7.1	$9.7	$9.4
Income taxes	$162.5	$302.0	$138.4

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
($ in Millions, Except as Otherwise Indicated)

Old Republic International Corporation is a Chicago-based insurance holding company with subsidiaries engaged mainly in the general (property and liability), mortgage guaranty and title insurance businesses. In this report, “Old Republic”, or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires. The aforementioned insurance segments are organized as the Old Republic General Insurance, Mortgage Guaranty and Title Insurance Groups, and references herein to such groups apply to the Company's subsidiaries engaged in the respective segments of business. Results of a small life and health insurance business are included in the corporate and other caption of this report.

Note 1 - Summary of Significant Accounting Policies - The significant accounting policies employed by Old Republic International Corporation and its subsidiaries are set forth in the following summary.

(a) Accounting Principles – The Company’s insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries maintain their accounts in conformity with accounting practices permitted by various states’ insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from generally accepted accounting principles (“GAAP”) in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as “non-admitted assets” are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year’s premiums written; (7) the effect of discounting the medical and loss adjustment expense portion of workers compensation reserves is excluded from losses incurred; and (8) certain required formula-derived liabilities are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

Shareholders’ Equity	Net Income (Loss)
December 31,	Years Ended December 31,

	2007	2006	2007	2006	2005
Statutory totals of insurance company subsidiaries:
General	$2,378.3	$2,239.0	$329.2	$240.3	$312.4
Mortgage Guaranty	236.2	231.2	(99.6)	226.7	93.4
Title	173.6	182.1	21.5	34.9	43.3
Life & Health	70.6	54.7	7.2	5.3	3.0
Sub-total	2,858.7	2,707.0	258.3	507.2	452.1
GAAP totals of non-insurance company subsidiaries and consolidation adjustments	261.4	261.9	(32.3)	(20.9)	(6.1)
Unadjusted totals	3,120.3	2,969.0	226.1	486.3	446.1

Adjustments to conform to GAAP:
Deferred policy acquisition costs	240.7	260.6	(21.4)	26.3	7.8
Fair value of fixed maturity securities	73.9	(39.7)	-	-	-
Non-admitted assets	48.2	58.2	-	-	-
Deferred income taxes	(539.7)	(574.0)	63.7	(62.0)	73.9
Mortgage contingency reserves	1,429.7	1,545.0	-	-	-
Title unearned premiums	356.1	363.0	(6.8)	3.8	13.6
Loss reserves	(254.1)	(264.8)	10.6	6.6	(3.9)
Sundry adjustments	66.2	52.0	.2	3.8	14.2
Total adjustments	1,421.0	1,399.8	46.4	(21.5)	105.0
Consolidated GAAP totals	$4,541.6	$4,369.2	$272.4	$464.8	$551.4

The preparation of financial statements in conformity with either statutory practices or generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

(b) Consolidation Practices - The consolidated financial statements include the accounts of the Company and those of its majority owned insurance underwriting and service subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (c) Statement Presentation - Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods' financial statements whenever appropriate to conform to the most current presentation.

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2007 and 2006, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company’s estimate of other-than- temporary impairments is insufficient at any point in time, future periods’ net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized no other-than-temporary impairments of investments for the years ended December 31, 2007 and 2006 while recognizing $9.2 million for the year ended December 31, 2005.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
December 31, 2007:
U.S. & Canadian Governments	$696.8	$26.6	$.3	$723.0
Tax-exempt	2,328.7	27.4	1.6	2,354.5
Utilities	985.2	10.2	7.5	987.8
Corporate	3,301.5	42.7	26.0	3,318.2
	$7,312.2	$106.9	$35.6	$7,383.6

December 31, 2006:
U.S. & Canadian Governments	$708.7	$11.6	$5.6	$714.7
Tax-exempt	2,234.1	10.1	14.7	2,229.5
Utilities	936.5	7.2	19.8	923.8
Corporate	2,994.4	17.6	47.6	2,964.4
	$6,873.8	$46.6	$87.8	$6,832.6

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$856.9	$858.3
Due after one year through five years	3,422.8	3,460.7
Due after five years through ten years	3,007.9	3,039.6
Due after ten years	24.5	24.8
	$7,312.2	$7,383.6

Bonds and other investments with a statutory carrying value of $356.1 million as of December 31, 2007 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
Equity securities	$807.3	$115.1	$80.4	$842.1

December 31, 2006:
Equity securities	$534.7	$136.1	$1.8	$669.1
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

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s original cost at December 31, 2007 and 2006:

12 Months or Less	Greater than 12 Months	Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
Fixed Maturity Securities:
U.S. & Canadian Governments	$16.2	$-	$75.1	$.3	$91.4	$.3
Tax-exempt	30.3	.1	347.0	1.4	377.3	1.6
Corporates	317.1	4.9	1,405.8	28.6	1,722.9	33.6
	363.7	5.2	1,828.0	30.4	2,191.8	35.6
Equity Securities	281.8	80.4	-	-	281.9	80.4
Total	$645.6	$85.6	$1,828.0	$30.4	$2,473.7	$116.0

December 31, 2006:
Fixed Maturity Securities:
U.S. & Canadian Governments	$210.6	$2.0	$229.5	$3.5	$440.2	$5.6
Tax-exempt	402.9	1.7	925.7	13.0	1,328.7	14.7
Corporates	1,047.5	11.7	1,825.6	55.7	2,873.1	67.5
	1,661.1	15.5	2,980.9	72.3	4,642.1	87.8
Equity Securities	25.1	1.8	-	-	25.1	1.8
Total	$1,686.3	$17.3	$2,980.9	$72.3	$4,667.3	$89.7

At December 31, 2007, the Company held 542 fixed maturity and 14 equity securities in an unrealized loss position, representing 27.6% as to fixed maturities and 56.0% as to equity securities of the total number of such issues held by the Company. Of the 542 fixed maturity securities, 428 had been in a continuous unrealized loss position for greater than 12 months. The unrealized losses on these securities are primarily attributable to a rising interest rate environment as opposed to a decline in credit quality of the issuer. As part of its assessment of other-than-temporary  impairment, the Company  considers its intent and  ability to continue to hold investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations, thereby supporting its ability to continue to hold securities until their cost basis may be recovered.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”) “Fair Value Measurements”, which establishes a framework for measuring fair value. FAS 157 applies to existing accounting pronouncements that require or permit fair value measurements, and becomes effective for fiscal years beginning after November 15, 2007. Disclosure requirements associated with the standard will be incorporated in the Company’s 2008 quarterly and annual reports, and its adoption in the first quarter of 2008 is not expected to have a material impact on the consolidated financial statements or on the conduct of its business.

At December 31, 2007, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown:

Years Ended December 31,

	2007	2006	2005
Investment income from:
Fixed maturity securities	$332.9	$298.0	$284.1
Equity securities	16.1	13.9	9.4
Short-term investments	28.2	26.6	15.9
Other sources	6.4	6.5	5.4
Gross investment income	383.8	345.1	315.0
Investment expenses (1)	3.8	3.5	4.9
Net investment income	$379.9	$341.6	$310.1

Realized gains (losses) on:
Fixed maturity securities:
Gains	$2.4	$2.7	$5.8
Losses	(.2)	(.6)	(4.0)
Net	2.2	2.0	1.7

Equity securities & other long-term investments	68.1	16.9	63.1
Total	70.3	19.0	64.9
Income taxes	24.6	6.6	22.6
Net realized gains	$45.7	$12.3	$42.2

Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$112.1	$(49.2)	$(174.7)
Less: Deferred income taxes (credits)	39.2	(17.3)	(61.1)
Net changes in unrealized investment gains (losses)	$72.9	$(31.9)	$(113.5)

Equity securities & other long-term investments	$(93.0)	$74.4	$(10.7)
Less: Deferred income taxes (credits)	(32.5)	26.0	(3.7)
Net changes in unrealized investment gains (losses)	$(60.5)	$48.3	$(6.9)

(1)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $1.1 million, $1.0 million and $.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(e) Revenue Recognition - Pursuant to GAAP applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses by application of numerous management estimates, accounting rules, and conventions.

Substantially all general insurance premiums are reflected in income on a pro-rata basis. Earned but unbilled premiums are generally taken into income on the billing date, while adjustments for retrospective premiums, commissions and similar charges or credits are accrued on the basis of periodic evaluations of current underwriting experience and contractual obligations.

The Company’s mortgage guaranty premiums primarily stem from monthly installment policies. Accordingly, substantially all such premiums are generally written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are recognized on a pro-rata basis over the terms of the policies.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly  owned agency subsidiaries) represent a pproximately 32% of 2007 consolidated  title business revenues. Such  premiums are  generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 68% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

(f) Deferred Policy Acquisition Costs - The Company's insurance subsidiaries, other than title companies, defer certain costs which vary with and are primarily related to the production of business. Deferred costs consist principally of commissions, premium taxes, marketing, and policy issuance expenses. With respect to most coverages, deferred acquisition costs are amortized on the same basis as the related premiums are earned or, alternatively, over the periods during which premiums will be paid. To the extent that future revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.

The following table summarizes deferred policy acquisition costs and related data for the years shown:

Years Ended December 31,

	2007	2006	2005
Deferred, beginning of year	$264.9	$240.0	$232.3
Acquisition costs deferred:
Commissions – net of reinsurance	210.6	241.7	219.1
Premium taxes	78.5	68.2	75.5
Salaries and other marketing expenses	94.7	81.6	92.6
Sub-total	384.1	391.8	387.4
Amortization charged to income	(402.5)	(366.9)	(379.8)
Change for the year	(18.4)	24.9	7.6
Deferred, end of year	$246.5	$264.9	$240.0

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2007 and 2006, unearned premiums consisted of the following:

December 31,

	2007	2006
General Insurance Group	$1,101.7	$1,153.8
Mortgage Guaranty Group	80.4	55.6
Total	$1,182.2	$1,209.4

(h) Losses, Claims and Settlement Expenses - The establishment of claim reserves by the Company’s insurance subsidiaries is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience applicable to the anticipated costs of various types of claims, continually evolving and changing legal theories emanating from the judicial system, recurring accounting, statistical, and actuarial studies, the professional experience and expertise of the Company's claim departments' personnel or attorneys and independent claim adjusters, ongoing changes in claim frequency or severity patterns such as those caused by natural disasters, illnesses, accidents, work-related injuries, and changes in general and industry-specific economic conditions. Consequently, the reserves established are a reflection of the opinions of a large number of persons, of the application and interpretation of historical precedent and trends, of expectations as to future developments, and of management’s judgment in interpreting all such factors. At any point in time, the Company is exposed to possibly higher or lower than anticipated claim costs due to all of these factors, and to the evolution, interpretation, and expansion of tort law, as well as the effects of unexpected jury verdicts.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2007, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2007 and 2006, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $190.5 million and $194.9 million gross, respectively, and $158.1 million and $157.8 million net of reinsurance, respectively. Old Republic’s average five year survival ratios stood at 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007 and 7.6 years (gross) and 10.9 years (net of reinsurance) as of December 31, 2006. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty insurance loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process also takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, and judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand and availability.

Title insurance and related escrow services loss and loss adjustment expense reserves are established as point estimates to cover the projected settlement costs of known as well as claims incurred but not reported, concurrently with the recognition of premium and escrow service revenues of each reporting period. Reserves for known claims are based on an assessment of the facts available to the Company during the settlement process. The point estimates covering all claim reserves take into account incurred but not reported (“IBNR”) claims based on past experience and evaluations of such variables as changing trends in the types of policies issued, changes in real estate markets and interest rate environments, and changing levels of loan refinancing, all of which can have a bearing on the emergence, number, and ultimate cost of claims.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:
Years Ended December 31,

	2007	2006	2005
Gross reserves at beginning of year	$5,534.7	$4,939.8	$4,403.5
Less: reinsurance losses recoverable	1,936.6	1,902.1	1,639.6
Net reserves at beginning of year	3,598.0	3,037.6	2,763.8
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	2,224.2	1,646.4	1,504.5
Change in provision for insured events of prior years	(66.1)	(114.0)	(43.9)
Total incurred claims and claim adjustment expenses	2,158.1	1,532.5	1,460.7
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	579.7	432.4	484.6
Claims and claim adjustment expenses attributable to
insured events of prior years	930.0	539.6	702.1
Total payments	1,509.8	972.1	1,186.8
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	4,246.3	3,598.0	3,037.6
Reinsurance losses recoverable	1,984.7	1,936.6	1,902.1
Gross reserves at end of year	$6,231.1	$5,534.7	$4,939.8

For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of  2.4%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can impact claim costs upon the sale of foreclosed properties, by changes in regional or local economic conditions and employment levels, by the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, by lower than expected frequencies of claims incurred but not reported, by the effect of reserve discounts applicable to workers’ compensation claims, by higher than expected severity of litigated claims in particular, by governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, by greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and by higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

(i) Reinsurance - The cost of reinsurance is recognized over the terms of reinsurance contracts. Amounts recoverable from reinsurers for loss and loss adjustment expenses are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers on a regular basis. Allowances are established for amounts deemed uncollectible and are included in the Company’s net claim and claim expense reserves.

(j) Income Taxes - The Company and most of its subsidiaries file a consolidated tax return and provide for income taxes payable currently. Deferred income taxes included in the accompanying consolidated financial statements will not necessarily become payable/recoverable in the future. The Company uses the asset and liability method of calculating deferred income taxes. This method calls for the establishment of a deferred tax, calculated at currently enacted tax rates that are applied to the cumulative temporary differences between financial statement and tax bases of assets and liabilities.

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

Years Ended December 31,

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(6.7)	(3.3)	(2.6)
Dividends received exclusion	(.9)	(.4)	(.2)
Other items – net (1)	.6	.4	(6.0)
Effective tax rate	28.0%	31.7%	26.2%

(1)
Tax and related interest recoveries of $57.9 million ($45.9 million net of tax) were recorded in the second quarter of 2005 due to the favorable resolution of tax issues applicable to the three years ended December 31, 1990. This adjustment reduced the 2005 effective tax rate by approximately 6.2 percentage points.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:
December 31,

	2007	2006	2005
Deferred Tax Assets:
Losses, claims, and settlement expenses	$207.6	$192.0	$176.5
Pension and deferred compensation plans	27.9	30.3	9.6
Other timing differences	6.9	1.9	6.2
Total deferred tax assets (1)	242.5	224.3	192.3
Deferred Tax Liabilities:
Unearned premium reserves	23.4	22.6	29.5
Deferred policy acquisition costs	80.2	87.2	77.7
Mortgage guaranty insurers' contingency reserves	501.3	536.6	468.5
Fixed maturity securities adjusted to cost	9.3	7.6	6.8
Net unrealized investment gains	41.3	35.0	26.9
Title plants and records	4.4	4.4	4.4
Total deferred tax liabilities	660.3	693.7	614.0
Net deferred tax liabilities	$417.7	$469.4	$421.6

(1)	The Company has evaluated its deferred tax assets as of each of these dates and has concluded that no valuation allowance is warranted.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $536.5 million at December 31, 2007. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. During 2007, the Company released net contingency reserves of $115.2 million and consequently, $35.3 million of U.S. Treasury Tax and Loss Bonds were to be redeemed during the first quarter of 2008.

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

 (k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $18.3 million, $18.5 million, and $19.0 million in 2007, 2006, and 2005, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

(l) Title Plants and Records - Title plants and records are carried at original cost or appraised value at the date of purchase. Such values represent the cost of producing or acquiring interests in title records and indexes and the appraised value of purchased subsidiaries' title records and indexes at dates of acquisition. The cost of maintaining, updating, and operating title records is charged to income as incurred. Title records and indexes are ordinarily not amortized unless events or circumstances indicate that the carrying amount of the capitalized costs may not be recoverable.

(m) Goodwill and Intangible Assets - Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($159.1 million and $155.6 million at December 31, 2007 and 2006, respectively). No impairment charges were required for any period presented. Goodwill and intangible assets of $58.5 million were recorded during 2006 as a result of the November 30, 2006 acquisition of a casualty insurance book of business (see Note 7). Intangible assets related to the acquisition will be amortized against future operating results.

(n) Employee Benefit Plans - The Company has three pension plans covering a portion of its work force. The three plans are the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bituminous Plan) and the Old Republic National Title Group Pension Plan (the Title Plan). The plans are defined benefit plans pursuant to which pension payments are based primarily on years of service and employee compensation near retirement. It is the Company's policy to fund the plans' costs as they accrue. These plans have been closed to new participants since December 31, 2004. Plan assets are comprised principally of bonds, common stocks and short-term investments. Prior to 2007, the dates used to determine pension measurements were December 31 for the Old Republic Plan and the Bituminous Plan, and September 30 for the Title Plan. Effective December 31, 2007, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which requires the Company to measure the funded status of its plans as of the end of the fiscal year. Consequently, the Title Plan changed its measurement date to December 31. The adoption of the measurement date provisions of FAS 158 did not have a material impact on the consolidated financial statements.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158 which requires that the funded status of pension and other postretirement plans be recognized in the consolidated balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the funded status for underfunded benefit plans is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. Changes in the funded status of the plans are recognized in the period in which they occur. The adoption of FAS 158’s recognition provision resulted in a reduction to accumulated other comprehensive income of $20.0 million in 2006.

The changes in the projected benefit obligation are as follows at the above measurement dates:

	2007	2006	2005

Projected benefit obligation at beginning of year	$250.1	$230.9	$214.4
Increases (decreases) during the year attributable to:
Service cost	9.6	9.3	8.5
Interest cost	15.2	13.0	12.2
Actuarial (gains) losses	(22.6)	5.9	4.4
Benefits paid	(10.4)	(9.1)	(8.7)
Net increase (decrease) for the year	(8.1)	19.1	16.5
Projected benefit obligation at end of year	$242.0	$250.1	$230.9

The changes in the fair value of net assets available for plan benefits as of the above measurement dates are as follows:

	2007	2006	2005
Fair value of net assets available for plan benefits
At beginning of the year	$210.5	$195.6	$185.7
Increases (decreases) during the year attributable to:
Actual return on plan assets	14.9	17.1	10.8
Sponsor contributions	5.0	6.8	8.0
Benefits paid	(10.4)	(9.1)	(8.7)
Administrative expenses	-	-	(.1)
Net increase for year	9.4	14.8	9.8
Fair value of net assets available for plan benefits
At end of the year	$219.9	$210.5	$195.6

The components of aggregate annual net periodic pension costs that take into account the above measurement dates consisted of the following:
	2007	2006	2005
Service cost	$8.7	$9.3	$8.5
Interest cost	14.1	13.0	12.2
Expected return on plan assets	(16.0)	(14.8)	(14.7)
Recognized loss	3.2	3.4	2.4
Net cost	$9.9	$10.9	$8.5

The pretax amounts recognized in other comprehensive income consist of the following:

Years Ended December 31,

	2007	2006	2005
Amounts arising during the period:
Net recognized gain (loss)	$20.1	$-	$-
Net prior service cost	-	-	-
Reclassification adjustment to components Of net periodic pension cost:
Net recognized (gain) loss	3.2	-	-
Net prior service cost	-	-	-
Minimum pension liability	-	(16.9)	(1.7)
Net pretax amount recognized	$23.3	$(16.9)	$(1.7)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following as of December 31:

	2007	2006
Net recognized gain (loss)	$(29.8)	$(53.7)
Net prior service cost	-	-
Total	$(29.8)	$(53.7)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2008 consist of the following:

Net recognized gain (loss)	$(.7)
Net prior service cost	-
Total	$(.7)

The projected benefit obligations for the plans were determined using the following weighted-average assumptions as of the above measurement dates:
	2007	2006
Settlement discount rates	6.50%	5.75%
Rates of compensation increase	4.25%	3.92%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions, for the plan years taking into account the above measurement dates:
	2007	2006
Settlement discount rates	5.75%	5.67%
Rates of compensation increase	3.92%	3.59%
Long-term rates of return on plans’ assets	7.83%	7.83%

The assumed settlement discount rates were determined by matching the current estimate of each Plan’s projected cash outflows against  spot rate yields on a portfolio of  high quality bonds as of the measurement date. To  develop the  expected long-term rate of return on assets assumption, the Plans considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

The accumulated benefit obligation for the plans was $214.1 million and $221.1 million for the 2007 and 2006 plan years taking into account the above measurement dates, respectively.

The following information is being provided for plans with projected benefit obligations in excess of plan assets as of the above measurement dates:
	2007	2006
Projected benefit obligations	$160.0	$250.1
Fair value of plan assets	$134.0	$210.5

The following information is being provided for plans with accumulated benefit obligations in excess of plan assets as of the above measurement dates:
	2007	2006
Projected benefit obligations	$79.4	$165.1
Accumulated benefit obligations	69.7	145.5
Fair value of plan assets	$61.0	$125.7

The benefits expected to be paid as of December 31, 2007 for the next 10 years are as follows: 2008: $11.2 million; 2009: $11.7 million; 2010: $12.5 million; 2011: $13.0 million; 2012: $13.9 million and for the five years after 2012: $86.3 million.

The Companies made cash contributions of $5.0 million to their pension plans in 2007 and expect to make cash contributions of approximately $5 million in calendar year 2008.

The weighted-average asset allocations of the Plans as of the above measurement dates are as follows:

Plan Assets	Investment Policy Asset

	2007	2006	Allocation % Range Target
Equity securities:
Common shares of Company stock	- %	- %
Other	52.9	52.4
Sub-total	52.9	52.4	30% to 70%
Debt securities	45.5	44.5	30% to 70%
Other (including short-term and
accrued interest and dividends)	1.6	3.1	1% to 20%
Total	100.0%	100.0%

Plan assets are managed pursuant to the investment policies set forth at Note 1(d).

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

Years Ended December 31,

	2007	2006	2005
Employees Savings and Stock Ownership Plan	$2.5	$6.8	$6.5
Other profit sharing plans	5.1	9.6	9.3
Cash and deferred incentive compensation	$24.2	$25.7	$29.1

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are directed to the open market purchase of its shares. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2007, there were 9,845,934 Old Republic common shares owned by the ESSOP, all of which were allocated to employees’ account balances. There are no repurchase obligations in existence.

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($660.8 million and $928.6 million at December 31, 2007 and 2006, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(p) Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of net income and number of shares used in basic and diluted earnings per share calculations.

Years Ended December 31,

	2007	2006	2005
Numerator:
Net Income	$272.4	$464.8	$551.4
Less: Convertible preferred stock dividends	-	-	-
Numerator for basic earnings per share -
Income available to common stockholders	272.4	464.8	551.4

Effect of dilutive securities:
Convertible preferred stock dividends	-	-	-

Numerator for diluted earnings per share -
income available to common stockholders
after assumed conversions	$272.4	$464.8	$551.4

Denominator:
Denominator for basic earnings per share -
weighted-average shares	231,370,242	231,017,947	229,487,273

Effect of dilutive securities (2):
Stock options	1,542,486	2,017,039	2,621,218
Convertible preferred stock	-	-	-
Dilutive potential common shares	1,542,486	2,017,039	2,621,218

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions	232,912,728	233,034,986	232,108,491

Basic earnings per share (1)	$1.18	$2.01	$2.40
Diluted earnings per share (1)	$1.17	$1.99	$2.37

(1)	All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2007.
(2)
Outstanding stock option awards totaling 4,864,000, 1,517,025 and 0 shares as of December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of earnings per share because their effect would have been antidilutive to the periods presented.

(q) Concentration of Credit Risk - The Company is not exposed to material concentrations of credit risks as to any one issuer.

(r) Stock Option Compensation - Effective April 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS No. 123” on a prospective basis. Under FAS 148, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. Prior to April 1, 2003, the Company accounted for stock options under APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” which permitted the inclusion of stock-based compensation as a pro forma disclosure in the financial statements.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised (“FAS 123R”), “Share-Based Payment” using the modified prospective transition method. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Further, FAS 123R requires that compensation cost be recognized immediately for awards granted to the Company’s retirement eligible employees after January 1, 2006. Earnings for 2007 and 2006 include the accelerated recognition of stock option expenses of $2.0 million ($1.3 million net of tax) and $3.7 million ($2.4 million net of tax), respectively, attributable to the 2007 and 2006 option grants to retirement eligible employees who meet certain age and service criteria, typically long-term employees who are ages 57 or older. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. Results for prior periods have not been restated. The cumulative effect of the initial adoption of FAS 123R on the Company’s financial statements and earnings per share information was immaterial.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

	2007	2006	2005
Stock based compensation expense	$10.5	$10.6	$4.6
Income tax benefit	$3.6	$3.7	$1.6

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of FAS 123 to all options granted under the Company’s stock option plans during 2005.

Years Ended December 31,	2005
Net income, as reported	$551.4
Add: Stock-based compensation expense included in reported income, net of related tax effects	3.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	8.6
Pro forma basis	$545.7
Basic earnings per share:
As reported	$2.40
Pro forma basis	2.38
Diluted earnings per share:
As reported	2.37
Pro forma basis	$2.35

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
	2007	2006	2005
Expected volatility	.19	.25	.26
Expected dividends	3.56%	3.35%	3.82%
Expected term (in years)	7	7	10
Risk-free rate	4.43%	4.81%	4.62%

A summary of stock option activity under the plan as of December 31, 2007, 2006 and 2005, and changes in outstanding options during the years then ended is presented below:

As of and for the Years Ended December 31,

2007	2006	2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	13,282,329	$17.26	12,266,170	$15.76	11,602,443	$15.00
Granted	2,329,000	21.78	2,511,800	22.01	2,057,500	18.44
Exercised	932,593	14.98	1,419,404	12.56	1,249,709	13.04
Forfeited and canceled	108,159	19.47	76,238	18.66	144,064	17.01
Outstanding at end of year	14,570,577	18.12	13,282,329	17.26	12,266,170	15.76

Exercisable at end of year	8,919,827	$16.38	8,077,223	$15.51	7,725,233	$14.31

Weighted average fair value of
options granted during the year (1)	$3.73	per share	$5.12	per share	$4.34	per share

   (1) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2007 follows:

Options Outstanding	Options Exercisable

Weighted – Average	Weighted

	Year(s)	Number	Remaining			Average
	Of	Out-	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Grant	Standing	Life	Price	Exercisable	Price
$15.49	1998	491,733	0.25	$ 15.49	491,733	$ 15.49
$ 9.37 to $10.40	1999	452,208	1.25	10.40	449,239	10.40
$ 6.40 to $ 7.23	2000	411,859	2.25	6.40	399,801	6.40
$14.36	2001	1,195,579	3.25	14.36	1,152,731	14.36
$16.85	2002	1,499,199	4.25	16.85	1,499,199	16.85
$14.37	2003	1,482,229	5.25	14.37	1,482,229	14.37
$19.32 to $20.02	2004	2,304,532	6.25	19.33	1,639,948	19.33
$18.41 to $20.87	2005	1,941,737	7.25	18.44	908,482	18.44
$21.36 to $22.35	2006	2,471,375	8.25	22.00	652,048	22.02
$21.78 to $23.16	2007	2,320,125	9.25	21.78	244,416	21.78
Total		14,570,577		$ 18.12	8,919,827	$ 16.38

Pursuant to the Company’s self-imposed limits, the maximum number of options available for future issuance as of December 31, 2007, is 6,171,924 shares.

           As of December 31, 2007, there was $15.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2007	2006	2005
Cash received from stock option exercise	$13.9	$17.8	$16.3
Intrinsic value of stock options exercised	5.1	13.1	9.4
Actual tax benefit realized for tax deductions from stock options exercised	$1.7	$4.6	$3.3

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

December 31,

2007	2006

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commercial paper due within 180 days with an
average yield of 5.09% and 5.51%, respectively	$59.8	$59.8	$18.8	$18.8
Debentures maturing in 2007 at 7.0%	-	-	114.9	115.7
Other miscellaneous debt	4.2	4.2	10.5	10.5
Total Debt	$64.1	$64.1	$144.3	$145.1

The Company has access to the commercial paper market for up to $300.0 million of which $240.0 million remains unused as of December 31, 2007. The carrying amount of the Company's commercial paper borrowings approximates its fair value. The fair value of publicly traded debt is based on its quoted market price.

Scheduled maturities of the above debt at December 31, 2007 are as follows: 2008: $61.0 million; 2009: $.8 million; 2010: $.8 million; 2011: $.7 million; 2012: $.4 million; 2013 and after: $ -. During 2007, 2006 and 2005, $6.8 million, $9.8 million and $9.5 million, respectively, of interest expense on debt was charged to consolidated operations.

Note 3 - Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2007.

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:

Convertible
Preferred Stock Series:	Series G(1)
Annual cumulative dividend rate per share	$ (1)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(1)
Redemption beginning in year	(1)
Total redemption value (millions)	(1)
Vote per share	one
Shares outstanding:
December 31, 2006	0
December 31, 2007	0

(1)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Series G had been issued under the designation “G-2”. As of December 31, 2003, all Series “G-2” had been converted into shares of common stock. In 2001, the Company created a new designation, “G-3”, from which no shares have been issued as of December 31, 2007. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series “G-2” and Series “G-3” are collectively referred to as Series “G”. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2007, the annual dividend rate for Series “G-3” would have been 86 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock (See Note 3(c)). Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on 2007 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2008 without the prior approval of appropriate regulatory authorities is approximately $414.7 million.

(c) Stock Option Plan - The Company has had stock option plans in effect for certain eligible key employees since 1978.  An amended plan adopted in 1992 was replaced at its expiration by a plan approved by the shareholders in 2002, and the 2002 plan was replaced by the 2006 Incentive Compensation Plan approved by the shareholders in May 2006. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company’s outstanding common stock at the end of the month immediately preceding an option grant. Under the current plan, like its predecessors, the exercise price of stock options is equal to the closing market price of the Company’s common stock on the date of the grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

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

(d) Common Stock - At December 31, 2007, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class “B” common stock authorized, though none were issued or outstanding. Class “B” common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share. The Company reacquired a total of 1,566,100 shares of its common stock during 2007 for $28.3 million or $18.13 per share.

(e) Undistributed Earnings - At December 31, 2007, the equity of the Company in the GAAP undistributed earnings, and net unrealized investment gains (losses) of its subsidiaries amounted to $3,273.3 million and $79.2 million, respectively. Dividends declared during 2007, 2006 and 2005, to the Company by its subsidiaries amounted to  $175.8 million, $362.3 million and $287.2 million, respectively.

Note 4 - Commitments and Contingent Liabilities:

(a) Reinsurance and Retention Limits - In order to maintain premium production within their capacity and to limit maximum losses for which they might become liable under policies they’ve underwritten, Old Republic's insurance subsidiaries, as is the common practice in the insurance industry, may cede all or a portion of their premiums and related liabilities on certain classes of business to other insurers and reinsurers. Although the ceding of insurance does not ordinarily discharge an insurer from liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium and a large variety of risk-sharing procedures and arrangements for parts of its business in order to reduce underwriting losses for which it might become liable under insurance policies it issues. To the extent that any reinsurance companies, assured or producer might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. As deemed necessary, reinsurance ceded to other companies is secured by letters of credit, cash, and/or securities.

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of : $1.8 million for workers' compensation; $1.8 million for commercial auto liability; $1.8 million for general liability; $5.6 million for executive protection (directors & officers and errors & omissions); $1.0 million for aviation; and $1.0 million for property coverages. Roughly 53% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average net primary mortgage guaranty exposure is approximately (in whole dollars) $35,300. Title insurance risk assumptions are currently limited to a maximum of $100.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $1.0 million or less.

Due to worldwide reinsurance capacity and related cost constraints, effective January 1, 2002, the Company began retaining exposures for all, but most predominantly workers’ compensation liability insurance coverages in excess of $40.0 million that were previously assumed by unaffiliated reinsurers for up to $100.0 million. Effective January 1, 2003 reinsurance ceded limits were raised to the $100.0 million level, and as of January 1, 2005, they were further increased to $200.0 million. Pursuant to regulatory requirements, however, all workers’ compensation primary insurers such as the Company remain liable for unlimited amounts in excess of reinsured limits. Other than the substantial concentration of workers’ compensation losses caused by the September 11, 2001 terrorist attack on America, to the best of the Company’s knowledge there had not been a similar accumulation of claims in a single location from a single occurrence prior to that event. Nevertheless, the possibility continues to exist that non-reinsured losses could, depending on a wide range of severity and frequency assumptions, aggregate several hundred million dollars for an insurer such as the Company. Such aggregations could result from a catastrophe such as caused by an earthquake that could lead to the death or injury of a large number of employees concentrated in a single facility such as a high rise building.

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed an individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and  casualty  insurance. Insurers  may  reinsure  that portion of  the risk  they  retain under  the  program, but  the reinsurance  market  has not displayed a widespread willingness to accept such risks. To date, coverage for acts of terrorism are excluded from substantially all the Company’s reinsurance treaties and are effectively retained by it subject to any recovery that would be collected under the temporary federal reinsurance program.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $28.7 million as of December 31, 2007 and $30.2 million as of December 31, 2006 are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2007, the Company’s ten largest reinsurers represented approximately 66% of reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 32.1% of the total recoverable balance. Of the balance due from these ten reinsurers, 79.4% was recoverable from A or better rated reinsurance companies, 12.6% from industry-wide insurance assigned risk pools, and 8.0% from captive reinsurance companies.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2007. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

Property and liability insurance companies are required to annualize certain policy premiums in their regulatory financial statements though such premiums may not be contractually due nor ultimately collectable. The annualization process relies on a large number of estimates, and has the effect of increasing direct, ceded, and net premiums written, and of grossing up corresponding balance sheet premium balances and liabilities such as unearned premium reserves. The accrual of these estimates has no effect on net premiums earned or GAAP net income. During 2005, the Company further refined certain premium annualization estimates.  In the following table, the sum total of these adjustments had the effect of increasing general insurance direct premiums written by $66.3 million, premiums written ceded by $43.2 million, and net premiums written by $23.1 million for 2005.

Years Ended December 31,

	2007	2006	2005
General Insurance Group
Written premiums: Direct	$2,685.2	$2,389.4	$2,424.9
Assumed	61.5	137.8	37.9
Ceded	$634.7	$504.4	$573.5

Earned premiums: Direct	$2,644.7	$2,345.4	$2,291.9
Assumed	173.4	30.7	35.9
Ceded	663.0	$474.0	$522.6
Claims ceded	$366.2	$330.3	$469.0

Mortgage Guaranty Group
Written premiums: Direct	$637.9	$534.9	$511.7
Assumed	-	.1	.1
Ceded	$95.1	$81.0	$79.3

Earned premiums: Direct	$612.7	$524.7	$508.0
Assumed	.4	.6	.8
Ceded	$94.9	$81.0	$79.3
Claims ceded	$1.9	$.3	$.5

Insurance in force as of December 31:
Direct	$124,738.4	$111,172.7	$102,919.7
Assumed	1,737.1	1,964.6	2,196.3
Ceded	$7,419.7	$6,940.7	$6,467.2

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $42.5 million, $41.0 million and $39.9 million in 2007, 2006 and 2005, respectively. These expenses relate primarily to building leases of the Company. A number of the Company’s subsidiaries also lease other equipment for use in their businesses. At December 31, 2007, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2008: $39.0 million; 2009: $30.6 million; 2010: $21.7 million; 2011: $15.6 million; 2012: $11.2 million; 2013 and after: $48.5 million.

(c) General - In the normal course of business, the Company and its subsidiaries are subject to various contingent liabilities, including possible income tax assessments resulting from tax law interpretations or issues raised by taxing or regulatory authorities in their regular examinations, catastrophic claim occurrences not indemnified by reinsurers such as noted at 4(a) above, or failure to collect all amounts on its investments or balances due from assureds and reinsurers. The Company does not have a basis for anticipating any significant losses or costs that could result from any known or existing contingencies.

(d) Legal Proceedings - Legal proceedings against the Company arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other legal proceedings are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that, pursuant to rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulators, ORNTIC was required to, but failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions. Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well. The actions seek damages and declaratory and injunctive relief. ORNTIC intends to defend vigorously against the actions but, at this stage in the litigation, the Company cannot estimate the ultimate costs it may incur as the actions proceed to their conclusions.

During the fourth quarter of 2007, purported class action lawsuits were filed against two of the Company’s title agency subsidiaries, Old Republic Title & Escrow, Ltd. and Old Republic Title Company, in the Superior Court of Washington, King County, and the U.S. District Court for the Northern District of California, respectively. The action in Washington alleges that the Company’s subsidiary overcharged customers for escrow-related fees and did not disclose to customers that it would keep interest or credits or benefits in lieu of interest on money deposited into escrow. The action in California is brought by and on behalf of Hispanic home buyers in Monterey County against various real estate developers, brokers, mortgage brokers, mortgage lenders, mortgage loan servicers, as well as the Company’s title agency subsidiary, and alleges that the title agency failed to provide adequate disclosures to protect the buyers from the abusive sales and predatory lending practices of the other defendants. Both actions seek damages, declaratory and injunctive relief. The Company’s subsidiaries intend to defend vigorously against both actions and are unable at this early stage in the litigation to estimate the costs they may incur in defending these actions to their conclusions.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2007 is presented below.

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

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2007:
Operating Summary:
Net premiums, fees, and other income	$879.2	$925.2	$930.7	$905.2
Net investment income and realized gains (losses)	94.4	107.0	99.0	149.5
Total revenues	973.9	1,032.2	1,029.8	1,054.9
Benefits, claims, and expenses	818.2	865.0	994.8	1,034.4
Net income	$107.7	$115.1	$29.2	$20.2
Net income per share: Basic	$.47	$.50	$.13	$.09
Diluted	$.46	$.49	$.12	$.09

Average shares outstanding:
Basic	231,388,190	231,558,161	231,014,468	230,458,010
Diluted	233,614,450	233,556,032	232,298,642	231,121,858

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2006:
Operating Summary:
Net premiums, fees, and other income	$852.6	$858.0	$876.9	$845.6
Net investment income and realized gains (losses)	90.2	90.7	87.8	91.6
Total revenues	942.9	948.9	964.9	937.4
Benefits, claims, and expenses	770.9	762.4	795.7	784.8
Net income	$117.4	$126.6	$116.1	$104.6
Net income per share: Basic	$.51	$.55	$.50	$.45
Diluted	$.51	$.54	$.50	$.45

Average shares outstanding:
Basic	229,835,408	230,013,892	230,470,356	231,037,520
Diluted	231,999,922	232,240,816	232,517,359	233,244,626
Note 6 - Information About Segments of Business - The Company’s major business segments are organized as the General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The Company includes the results of its small life & health insurance business with those of its holding company parent and minor corporate services operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude realized investment gains or losses and impairments, and these are aggregated in consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

The Company does not derive over 10% of its consolidated revenues from any one customer. Revenues and assets connected with foreign operations are not significant in relation to consolidated totals.

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for 29.7% of the Group’s direct premiums written in 2007. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers’ compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment’s ten largest customers were responsible for 49.5%, 39.7% and 44.2% of traditional primary new insurance written in 2007, 2006 and 2005, respectively. The largest single customer accounted for 9.8% of traditional primary new insurance written in 2007 compared to 8.8% and 11.5% in 2006 and 2005, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting

Years Ended December 31,

	2007	2006	2005
General Insurance:
Net premiums earned	$2,155.1	$1,902.1	$1,805.2
Net investment income and other income	282.9	236.5	212.4
Total revenues before realized gains or losses	$2,438.0	$2,138.7	$2,017.6
Income before taxes and realized investment gains or losses (2)	$418.0	$401.6	$350.0
Income tax expense on above (1)	$126.5	$123.2	$62.9
Segment assets - at year end	$9,769.9	$9,363.5	$8,178.9

Mortgage Guaranty:
Net premiums earned	$518.2	$444.3	$429.5
Net investment income and other income	90.1	85.6	86.5
Total revenues before realized gains or losses	$608.3	$529.9	$516.0
Income (loss) before taxes (credits) and realized investment gains or losses	$(110.4)	$228.4	$243.7
Income tax expense (credits) on above	$(44.0)	$75.3	$81.1
Segment assets - at year end	$2,523.8	$2,189.6	$2,211.8

Title Insurance:
Net premiums earned	$638.5	$733.6	$757.2
Title, escrow and other fees	212.1	246.3	324.6
Sub-total	850.7	980.0	1,081.8
Net investment income and other income	27.7	27.3	26.7
Total revenues before realized gains or losses	$878.5	$1,007.3	$1,108.6
Income (loss) before taxes (credits) and realized investment gains or losses (2)	$(14.7)	$31.0	$88.7
Income tax expense (credits) on above	$(6.4)	$9.9	$30.1
Segment assets - at year end	$770.4	$772.7	$776.3

Reconciliations of Segmented Amounts to Consolidated Totals

Years Ended December 31,

	2007	2006	2005
Consolidated Revenues:
Total revenues of above Company segments	$3,925.0	$3,676.0	$3,642.3
Other sources (3)	131.4	127.1	122.5
Consolidated net realized investment gains	70.3	19.0	64.9
Consolidation elimination adjustments	(35.8)	(27.9)	(23.9)
Consolidated revenues	$4,091.0	$3,794.2	$3,805.9

Consolidated Income before taxes:
Total income before taxes and realized investment
gains or losses of above Company segments	$292.9	$661.2	$682.6
Other sources – net (3)	15.1	-	(.1)
Consolidated net realized investment gains	70.3	19.0	64.9
Consolidated income before income taxes	$378.4	$680.1	$747.3

Consolidated Income Tax Expense:
Total income tax expense of above Company segments	$75.9	$208.6	$174.2
Other sources – net (3)	5.3	-	(.9)
Income tax expense on consolidated net realized
investment gains	24.6	6.6	22.6
Consolidated income tax expense	$105.9	$215.2	$195.9

	December 31,
	2007	2006
Consolidated Assets:
Total assets for above Company segments	$13,064.2	$12,325.9
Other assets (3)	437.9	443.4
Consolidation elimination adjustments	(211.5)	(157.0)
Consolidated assets	$13,290.6	$12,612.2

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(1)	General Insurance tax expense was reduced by $45.9 million in 2005 as discussed in Note 1(j).
(2)
In the above tables, income before taxes is reported net of interest charges on intercompany financing arrangements within Old Republic’s holding company system for the following segments: General - $15.4 million, $3.0 million, and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively;  Title - $2.3 million, $.1 million, and $ - for the years ended December 31, 2007, 2006, and 2005, respectively.

(3)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

Note 7 - Acquisition of Contractors Insurance Book of Business – On November 30, 2006, Old Republic Insurance Company (“ORINSCO”), a wholly owned subsidiary of the Company, acquired a casualty insurance book of business from an insurance subsidiary of Aon Corporation (“Aon”). ORINSCO acquired policy renewal rights and certain other minor assets for a purchase price of $85 million, inclusive of deferred policy acquisition costs. Concurrently, the Company assumed certain insurance assets and liabilities through a quota share reinsurance agreement covering the net liabilities of the Aon insurance subsidiary. The liabilities assumed included unearned premium and claim reserves of $106.9 million and $228.3 million, respectively, which relate to business previously written through the Aon insurance subsidiary. The insurance book of business is focused on specialized casualty insurance coverages and services for trade contractors and large commercial construction projects. Renamed Old Republic Construction Program Group, Inc., the business has been organized as a joint underwriting venture between Old Republic and certain principals previously associated with the book of business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A of the 2007 Form 10-K Annual Report. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2008

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

The Board of Directors of the Company has an Audit Committee composed of five non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Changes in Internal Control

During the three month period ended December 31, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007. Their report is shown on the preceding page in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 8, 2007.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2007, regarding the senior executive officers of the Company:

Name	Age	Position
Charles S. Boone	54	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	56	President and Chief Operating Officer since July, 2006 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	61	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	48	Senior Vice President and Chief Financial Officer since October, 2004. Prior to joining Old Republic, Mr. Mueller was a partner with the public accounting firm of KPMG LLP.

Christopher S. Nard	44	Senior Vice President - Mortgage Guaranty since May, 2005. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	59	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	59	Senior Vice President - Title Insurance since March, 2003; President and Chief Executive Officer of Old Republic Title Insurance Companies since March, 2002.

Aldo C. Zucaro	68	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

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

The Company will file with the Commission prior to March 28, 2008 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 23, 2008. A list of Directors appears on the “Signature” page of this report. Information about the Company’s directors is contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s proxy statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2008, which will be on file with the Commission by March 28, 2008.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled “General Information” and “Principal Holders of Securities” in the Company’s proxy statement to be filed with the Commission by March 28, 2008, in connection with the Annual Meeting of Shareholders to be held on May 23, 2008.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the section entitled “Principal Holders of Securities” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2008, which will be on file with the Commission by March 28, 2008.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the section entitled “Board Committees” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2008, which will be on file with the Commission by March 28, 2008.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Documents filed as a part of this report:
1.  Financial statements: See Item 8, Index to Financial Statements.
2.  Financial statement schedules will be filed on or before April 11, 2008 under cover of Form 10-K/A.
3.  See exhibit index on page 79 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):    Old Republic International Corporation

By            :          /s/ Aldo C. Zucaro                                                                             02/25/08
                            Aldo C. Zucaro, Chairman of the Board,                   Date
                            Chief Executive Officer and Director

By            :          /s/ Karl W. Mueller                                                                            02/25/08
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

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*

/s/ Jimmy A. Dew	/s/ Fredicka Taubitz
Jimmy A. Dew, Director* Vice Chairman of Republic Mortgage Insurance Company	Fredicka Taubitz, Director*

/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Chalres F. Titterton, Director*

/s/ Leo E. Knight, Jr.	/s/ Dennis P. Van Mieghem
Leo E. Knight, Jr., Director*	Dennis P. Van Mieghem, Director*

/s/ John W. Popp	/s/ Steven Walker
Jophn W. Popp*	Steven Walker, Director*

/s/ William A. Simpson
William A. Simpson, Director* Chairman of Republic Mortgage Insurance Company

* By/s/Aldo C. Zucaro
  Attorney-in-fact
  Date: February 21, 2008

EXHIBIT INDEX

              An index of exhibits required by Item 601 of Regulation S-K follows:

 (3)        Articles of incorporation and by-laws.

            (A)     *      Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant’s Annual Report on Form 10-K for 2004).

             (B)      *      By-laws, as amended. (Exhibit 99.2 to Form 8-K filed September 4, 2007).

 (4)        Instruments defining the rights of security holders, including indentures.

(A)	*
Amended and Restated Rights Agreement dated as of November 19, 2007 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant’s Form 8-A filed November 19, 2007).

(B)	*	Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) on Form 8 dated August 28, 1987).

(10)       Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant’s Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant’s Annual Report on Form 10-K for 2005).

**	(E)	*	Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**	(F)	*	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan. (Exhibit 10(E) to Registrant’s Annual Report on Form 10-K for 1997).

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant’s Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2006).

**	(J)	*	RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2000).

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant’s Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant’s Annual Report on Form 10-K for 2003).

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant’s Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant’s Annual Report on Form 10-K for 2006).

(12)	Not applicable

(13)	Not applicable

(14)	*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 14 to Registrant’s Annual Report on Form 10-K for 2003).

(21)	Subsidiaries of the registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(24)	Powers of attorney.

(28)	Consolidated Schedule P (To be filed by amendment).

(31.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)	*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 of Registrant’s Form 8-K filed February 27, 2006).

(99.2)	*	Old Republic International Corporation Nominating Committee Charter. (Exhibit 99.2 to Registrant’s Annual Report on Form 10-K for 2003).

(99.3)	*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.2 of Registrant’s Form 8-K filed February 27, 2006).

(99.4)	*	Code of Business Conduct and Ethics. (Exhibit 99.4 to Registrant’s Annual Report on Form 10-K for 2003).

(99.5)	*	Corporate Governance Guidelines. (Exhibit 99.5 to Registrant’s Annual Report on Form 10-K for 2003).

_______________
*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.