Form 10-K/A
period 2007-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2008-03-31
CIK 74260

As in effect
3/1/61

FORM 10-K/A1

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Sections 12, 13, or 15 (d) of
THE SECURITIES EXCHANGE ACT OF 1934

OLD REPUBLIC INTERNATIONAL CORPORATION
(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements,

exhibits or other portions of its ANNUAL REPORT FOR 2007 on Form 10-K as set forth in the pages attached hereto: (List all such items, financial statements, exhibits or other portions amended:

SEE INDEX

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD REPUBLIC INTERNATIONAL CORPORATION
(Registrant)

Date:	March 31, 2008	By:
(Signature)
Karl W. Mueller
Senior Vice President and
Chief Financial Officer

Total Pages: 14

INDEX

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I	-	Summary of Investments - Other than Investments in Related Parties as of
December 31, 2007

Schedule	II	-	Condensed Financial Information of Registrant as of December 31, 2007 and 2006
and for the years ended December 31, 2007, 2006, and 2005

Schedule	III	-	Supplementary Insurance Information for the years ended December 31, 2007,
2006 and 2005

Schedule	IV	-	Reinsurance for the years ended December 31, 2007, 2006 and 2005

Schedule	V	-	Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

Schedule	VI	-	Supplemental Information Concerning Property - Casualty Insurance Operations
for the years ended December 31, 2007, 2006 and 2005

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

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2008 appearing in the Annual Report on Form 10-K for the year ended December 31, 2007 of Old Republic International Corporation also included an audit of the financial statement schedules listed in the accompanying index of this Form 10-K/A.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                                                                   /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 2008

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2007
($ in Thousands)

Column A	Column B	Column C	Column D
			Amount at
		Fair	which shown
Type of investment	Cost (1)	Value	in balance sheet

Available for sale:
Fixed maturity securities:
United States Government and government
agencies and authorities	$526,298	$550,899	$550,899
States, municipalities and political subdivisions	2,328,760	2,354,573	2,354,573
Foreign government	170,500	172,115	172,115
Public utilities	985,205	987,833	987,833
Corporate, industrial and all other	3,301,533	3,318,215	3,318,215
	7,312,299	$7,383,637	7,383,637
Equity securities:
Non-redeemable preferred stocks	407	$413	413
Common stocks:
Public utilities	426	424	424
Banks, trusts and insurance companies	547,358	524,527	524,527
Industrial, miscellaneous and all other	41,554	48,050	48,050
Indexed mutual funds	217,650	268,725	268,725
	807,395	$842,138	842,138
Short-term investments	462,660		462,660
Miscellaneous investments	64,716		64,716
Total	8,647,070		8,753,153
Other investments	8,102		8,102
Total Investments	$8,655,172		$8,761,255

Note: (1) Represents original cost of equity securities, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	December 31,
	2007	2006

Assets:

Bonds and notes	$10,500	$10,500
Cash	---	454
Short-term investments	36,405	2,686
Investments in, and indebtedness of related parties	4,575,940	4,488,684
Other assets	36,667	37,157
Total Assets	$4,659,513	$4,539,483

Liabilities and Common Shareholders' Equity:

Liabilities:
Accounts payable and accrued expenses	$52,177	$36,221
Debt and debt equivalents	---	114,997
Indebtedness to affiliates and subsidiaries	65,733	19,050
Commitments and contingent liabilities
Total Liabilities	117,910	170,268

Common Shareholders' Equity:
Common stock	233,038	231,047
Additional paid-in capital	344,442	319,529
Retained earnings	3,900,193	3,773,977
Accumulated other comprehensive income	93,327	44,659
Treasury stock (at cost)	(28,399)	---
Total Common Shareholders' Equity	4,541,602	4,369,214
Total Liabilities and Common Shareholders' Equity	$4,659,513	$4,539,483

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	Years Ended December 31,
	2007	2006	2005

Revenues:
Investment income from subsidiaries	$22,461	$15,396	$11,378
Real estate and other income	4,185	3,909	3,865
Realized investment gains	---	---	3
Other investment income	2,168	1,036	981
Total revenues	28,814	20,343	16,228

Expenses:
Interest -- subsidiaries	3,076	1,047	712
Interest -- other	3,722	8,155	8,155
Real estate and other expenses	3,360	3,208	3,269
General expenses, taxes and fees	13,980	12,437	10,916
Total expenses	24,140	24,849	23,054
Revenues, net of expenses	4,673	(4,506)	(6,826)

Federal income taxes (credits)	1,664	(1,547)	(2,376)
Income (loss) before equity in earnings of subsidiaries	3,008	(2,958)	(4,449)

Equity in Earnings of Subsidiaries:
Dividends received	175,855	362,330	287,275
Earnings in excess of dividends	93,602	105,471	268,595

Net Income	$272,466	$464,842	$551,420

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Thousands)

	Years Ended December 31,
	2007		2006	2005

Cash flows from operating activities:
Net income		$272,466	$464,842	$551,420
Adjustments to reconcile net income to net cash
provided by operating activities:
Accounts receivable		70	982	146
Income taxes - net		17,088	(6,922)	(3,461)
Excess of equity in net income of subsidiaries
over dividends received		(93,602)	(105,471)	(268,595)
Realized investment gains		---	---	(3)
Accounts payable, accrued expenses and other		(644)	(14,681)	(2,846)
Total		195,377	338,749	276,660

Cash flows from investing activities:
Sales of fixed maturity securities		---	---	1,103
Sales of other investments		---	---	473
Purchases of fixed assets for company use		(627)	(1,056)	(1,670)
Net repayment (issuance) of notes receivable with related parties		65,894	(243,859)	19,869
Net decrease (increase) in short-term investments		(33,718)	17,680	(13,164)
Total		31,548	(227,236)	6,612

Cash flows from financing activities:
Net issuance (repayment) of notes and loans to related parties		46,130	(105)	(42)
Issuance of preferred and common stock		15,052	18,987	18,493
Redemption of debentures and notes		(115,000)	---	---
Dividends on common shares		(145,447)	(135,841)	(300,723)
Purchase of treasury stock		(28,399)	---	---
Other - net		283	2,543	---
Total		(227,379)	(114,416)	(282,271)

Increase (decrease) in cash		(454)	(2,903)	1,000
Cash, beginning of year		454	3,357	2,356
Cash, end of year	$	---	$454	$3,357

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of Old Republic International Corporation should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation’s condensed financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates. Old Republic International Corporation has appropriately classified its net repayment (issuance) of notes receivable with related parties as an investing activity in the Statements of Cash Flows for 2007 and 2006 and has made conforming revisions to the 2005 period.

Note 2 - Debt

Old Republic International Corporation has access to the commercial paper market through a wholly-owned subsidiary for up to $300.0 million of which $240.0 million remains unused as of December 31, 2007.  The average yield of the commercial paper outstanding at December 31, 2007 and 2006 was 5.09% and 5.51%, respectively. Old Republic International Corporation had publicly traded 7% debentures which matured in 2007. These debentures had a carrying value of $114.9 million as of December 31, 2006.

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

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2007, 2006 and 2005
($ in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

				Other			Benefits,
	Deferred	Losses, Claims		Policy- holders'			Claims, Losses	Amortization of Deferred
	Policy Acquisition	and Settlement	Unearned	Benefits and	Premium	Net Investment	and Settlement	Policy Acquisition	Other Operating	Premiums
Segment	Costs	Expenses	Premiums	Funds	Revenue	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2007:
Insurance Underwriting:
General Insurance Group	$158,564	$3,279,734	$931,940	$85,901	$2,155,150	$260,851	$1,461,483	$340,215	$218,273	$2,112,055
Mortgage Insurance Group	42,958	644,962	79,866	---	518,278	79,009	615,810	39,532	63,460	542,938
Title Insurance Group	---	296,943	---	1,770	638,580	27,329	56,007	---	837,282	638,580
Corporate & Other (1)	44,997	24,754	---	64,242	77,036	12,755	32,947	22,840	24,751	78,471
Reinsurance Recoverable (2)	---	1,984,715	170,411	38,308	---	---	---	---	---	---
Consolidated	$246,520	$6,231,110	$1,182,218	$190,222	$3,389,045	$379,946	$2,166,248	$402,588	$1,143,768	$3,372,045

Year Ended December 31, 2006:
Insurance Underwriting:
General Insurance Group	$174,621	$3,022,670	$955,842	$87,386	$1,902,112	$221,599	$1,254,229	$305,832	$176,989	$2,022,801
Mortgage Insurance Group	46,053	249,584	55,206	---	444,317	74,302	189,927	40,342	71,157	454,015
Title Insurance Group	---	304,106	---	1,670	733,622	26,984	58,160	---	918,123	733,622
Corporate & Other (1)	44,227	21,666	---	61,953	74,122	18,739	37,383	20,859	41,078	73,147
Reinsurance Recoverable (2)	---	1,936,675	198,432	37,650	---	---	---	---	---	---
Consolidated	$264,901	$5,534,703	$1,209,480	$188,661	$3,154,175	$341,626	$1,539,699	$367,034	$1,207,347	$3,283,588

Year Ended December 31, 2005:
Insurance Underwriting:
General Insurance Group	$141,575	$2,507,076	$825,799	$86,129	$1,805,209	$197,076	$1,206,859	$319,504	$141,223	$1,889,361
Mortgage Insurance Group	50,341	214,844	45,508	---	429,567	70,120	159,708	41,486	71,104	432,557
Title Insurance Group	---	295,808	---	1,748	757,203	26,024	64,863	---	955,003	757,203
Corporate & Other (1)	48,111	19,937	---	63,282	70,325	16,918	34,063	18,908	45,804	71,249
Reinsurance Recoverable (2)	---	1,902,193	167,999	37,665	---	---	---	---	---	---
Consolidated	$240,028	$4,939,860	$1,039,306	$188,825	$3,062,305	$310,139	$1,465,494	$379,898	$1,213,135	$3,150,371

Note:
(1) Represents amounts for Old Republic's holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.

(2) Statement of Financial Accounting Standards (FAS) No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" eliminates the reporting of assets and liabilities  relating to reinsured contracts net of reinsurance ceded balances.  Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by  corresponding amounts of approximately $2.1 billion at December 31, 2007, December 31, 2006, and December 31, 2005.  FAS No. 113 does not have any effect on the Company's results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2007, 2006 and 2005
($ in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2007:
Life insurance in force	$13,873,438	$7,064,891	$ ---	$6,808,547	---%

Premium Revenues:
General Insurance	$2,644,705	$663,017	$173,463	$2,155,150	8.0%
Mortgage Insurance	612,733	94,921	467	518,278	0.1
Title Insurance	635,931	64	2,712	638,580	0.4
Life and Health Insurance:
Life insurance	32,878	15,624	---	17,254	---
Accident and health insurance	74,941	15,159	---	59,781	---
Total Life & Health Insurance	107,820	30,783	---	77,036	---
Consolidating adjustments	---	---	---	---	---
Consolidated	$4,001,190	$788,788	$176,643	$3,389,045	5.2%

Year Ended December 31, 2006:
Life insurance in force	$14,536,463	$7,539,546	$ ---	$6,996,917	---%

Premium Revenues:
General Insurance	$2,345,442	$474,084	$30,754	$1,902,112	1.6%
Mortgage Insurance	524,729	81,022	609	444,317	0.1
Title Insurance	729,633	101	4,091	733,622	0.6
Life and Health Insurance:
Life insurance	35,378	15,896	---	19,481	---
Accident and health insurance	68,681	14,041	---	54,640	---
Total Life & Health Insurance	104,059	29,937	---	74,122	---
Consolidating adjustments	---	---	---	---	---
Consolidated	$3,703,865	$585,145	$35,455	$3,154,175	1.1%

Year Ended December 31, 2005:
Life insurance in force	$15,226,144	$7,937,659	$ ---	$7,288,485	---%

Premium Revenues:
General Insurance	$2,291,915	$522,680	$35,974	$1,805,209	2.0%
Mortgage Insurance	508,093	79,336	809	429,567	0.2
Title Insurance	753,732	101	3,572	757,203	0.5
Life and Health Insurance:
Life insurance	36,357	15,943	---	20,413	---
Accident and health insurance	62,688	12,777	1	49,912	---
Total Life & Health Insurance	99,045	28,721	1	70,325	---
Consolidating adjustments	---	(1)	(1)	---	---
Consolidated	$3,652,787	$630,837	$40,356	$3,062,305	1.3%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005
($ in Thousands)

Column A	Column B	Column C		Column D		Column E

			Charged
	Balance	Charged to	to Other			Balance
	Beginning of	Costs	Accounts -	Deductions -		at End of
Description	Period	Expenses	Describe	Describe		Period

Year Ended December 31, 2007:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$30,222	$(1,509)	$ ---	$	---	$28,712

Year Ended December 31, 2006:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$36,813	$(6,591)	$ ---	$	---	$30,222

Year Ended December 31, 2005:
Deducted from Asset Accounts:
Reserve for unrecoverable reinsurance	$45,652	$(8,838)	$ ---	$	---	$36,813

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2007, 2006 and 2005
($ in Thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

			Reserves					Claims and Claim
			for Unpaid	Discount,				Adjustment Expenses		Amortization of Deferred	Paid
		Deferred	Claims	If Any,				Incurred Related to		Policy	Claims
	Affiliation With	Policy Acquisition	and Claim Adjustment	Deducted in	Unearned	Earned	Net Investment	Current	Prior	Policy Acquisition	and Claim Adjustment	Premiums
	Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
Year Ended December 31, 2007:
(a)	Consolidated property-casualty
	entities(1)	$158,564	$3,279,734	$148,571	$931,940	$2,155,150	$260,851	$1,562,843	($110,687)	$340,215	$1,195,092	$2,112,055
(b)	Unconsolidated property-casualty
subsidiaries(2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees(2)
		$158,564	$3,279,734	$148,571	$931,940	$2,155,150	$260,851	$1,562,843	($110,687)	$340,215	$1,195,092	$2,112,055

Year Ended December 31, 2006:
(a)	Consolidated property-casualty
	entities(1)	$174,621	$3,022,670	$151,065	$955,842	$1,902,112	$221,599	$1,363,791	($116,881)	$305,832	$731,313	$2,022,801
(b)	Unconsolidated property-casualty
subsidiaries(2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees(2)
		$174,621	$3,022,670	$151,065	$955,842	$1,902,112	$221,599	$1,363,791	($116,881)	$305,832	$731,313	$2,022,801

Year Ended December 31, 2005:
(a)	Consolidated property-casualty
	entities(1)	$141,575	$2,507,076	$138,301	$825,799	$1,805,209	$197,076	$1,254,488	($52,969)	$319,504	$964,205	$1,889,361
(b)	Unconsolidated property-casualty
subsidiaries(2)
(c)	Proportionate share of registrant
and its subsidiaries' 50%-or-less
owned property-casualty equity
investees(2)
		$141,575	$2,507,076	$138,301	$825,799	$1,805,209	$197,076	$1,254,488	($52,969)	$319,504	$964,205	$1,889,361

Note: (1) See note (2) to Schedule III.
(2) These amounts are immaterial and have, therefore, been omitted from this schedule.

-12-