Form 10-Q
period 2008-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2008-05-02
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[x] Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2008 or
[ ] Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:☒  No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding March 31, 2008
Common Stock / $1 par value	230,512,566

There are 34 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2008

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 10
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	11 - 30
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	31
CONTROLS AND PROCEDURES	31
PART II OTHER INFORMATION:
ITEM 1A – RISK FACTORS	32
ITEM 6 – EXHIBITS	32
SIGNATURE	33
EXHIBIT INDEX	34

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

(Unaudited) March 31, 2008	December 31, 2007

Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (cost: $7,230.1 and $7,312.2)	$7,389.2	$7,383.6
Equity securities (at fair value) (cost: $882.0 and $807.3)	659.0	842.1
Short-term investments (at fair value which approximates cost)	617.4	462.6
Miscellaneous investments	39.0	64.7
Total	8,704.7	8,753.1
Other investments	8.0	8.1
Total investments	8,712.8	8,761.2

Other Assets:
Cash	76.9	54.0
Securities and indebtedness of related parties	18.3	15.3
Accrued investment income	105.3	108.7
Accounts and notes receivable	879.8	880.3
Federal income tax recoverable: Current	-	6.2
Prepaid federal income taxes	501.3	536.5
Reinsurance balances and funds held	68.7	69.9
Reinsurance recoverable: Paid losses	74.5	65.8
Policy and claim reserves	2,214.0	2,193.4
Deferred policy acquisition costs	239.6	246.5
Sundry assets	358.2	352.3
	4,536.9	4,529.3
Total Assets	$13,249.7	$13,290.6

Liabilities, Preferred Stock, and Common Shareholders’ Equity
Liabilities:
Losses, claims, and settlement expenses	$6,465.3	$6,231.1
Unearned premiums	1,171.6	1,182.2
Other policyholders' benefits and funds	186.5	190.2
Total policy liabilities and accruals	7,823.4	7,603.5
Commissions, expenses, fees, and taxes	211.8	225.9
Reinsurance balances and funds	300.7	288.7
Federal income tax payable: Current	11.9	-
Deferred	316.9	417.7
Debt	66.9	64.1
Sundry liabilities	141.0	148.8
Commitments and contingent liabilities
Total Liabilities	8,873.0	8,749.0

Preferred Stock:
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity:
Common stock (1)	232.0	232.0
Additional paid-in capital	350.1	344.4
Retained earnings	3,844.2	3,900.1
Accumulated other comprehensive income (loss)	(21.3)	93.3
Treasury stock (at cost)(1)	(28.3)	(28.3)
Total Common Shareholders' Equity	4,376.7	4,541.6
Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,249.7	$13,290.6

(1)
At March 31, 2008 and December 31, 2007, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 232,078,666 at March 31, 2008 and 232,038,331 at December 31, 2007 were issued. At March 31, 2008 and December 31, 2007, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,566,100 as of March 31, 2008 and December 31, 2007.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

Quarters Ended March 31,

2008	2007
Revenues:
Net premiums earned	$804.1	$814.2
Title, escrow, and other fees	42.5	55.5
Total premiums and fees	846.6	869.8
Net investment income	95.2	91.5
Other income	8.8	9.4
Total operating revenues	950.7	970.9
Realized investment gains	.9	2.9
Total revenues	951.6	973.9

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	646.0	419.5
Dividends to policyholders	2.3	2.7
Underwriting, acquisition, and other expenses	342.3	393.6
Interest and other charges	.6	2.2
Total expenses	991.3	818.2
Income (loss) before income taxes (credits)	(39.6)	155.6

Income Taxes (Credits):
Current	19.4	49.1
Deferred	(40.0)	(1.3)
Total	(20.5)	47.8
Net Income (Loss)	$(19.0)	$107.7

Net Income (Loss) Per Share:
Basic:	$(.08)	$.47
Diluted:	$(.08)	$.46

Average shares outstanding: Basic	230,495,852	231,388,190
Diluted	230,495,852	233,614,450

Dividends Per Common Share:
Cash	$.16	$.15

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

Quarters Ended March 31,

2008	2007

Net income (loss) as reported	$(19.0)	$107.7

Other comprehensive income (loss):
Foreign currency translation adjustment	(5.4)	.6
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	(167.5)	29.7
Less: elimination of pretax realized gains included in income as reported	.9	2.9
Pretax unrealized gains (losses) on securities carried at market value	(168.5)	26.7
Deferred income taxes (credits)	(59.0)	9.3
Net unrealized gains (losses) on securities	(109.4)	17.3
Net adjustment related to defined benefit pension plans, net of tax	.1	.4
Net adjustments	(114.7)	18.4

Comprehensive income (loss)	$(133.7)	$126.2

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

Quarters Ended March 31,

2008	2007
Cash flows from operating activities:
Net income (loss)	$(19.0)	$107.7
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	6.2	11.8
Premiums and other receivables	.6	70.6
Unpaid claims and related items	217.2	72.0
Other policyholders’ benefits and funds	(17.4)	(21.5)
Income taxes	(24.4)	46.1
Prepaid federal income taxes	35.2	(68.1)
Reinsurance balances and funds	4.6	(19.4)
Realized investment gains	(.9)	(2.9)
Accounts payable, accrued expenses and other	(2.8)	.6
Total	199.3	197.1

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	233.1	168.8
Sales	19.9	14.3
Sales of:
Equity securities	6.1	3.4
Other investments	26.9	.6
Fixed assets for company use	.8	.2
Purchases of:
Fixed maturity securities	(183.9)	(266.2)
Equity securities	(80.8)	-
Other investments	(2.3)	(.7)
Fixed assets for company use	(8.2)	(3.8)
Purchase of a business	(4.3)	-
Net decrease (increase) in short-term investments	(155.2)	(66.2)
Other-net	4.8	(2.1)
Total	(142.9)	(151.7)

Cash flows from financing activities:
Issuance of debentures and notes	3.0	-
Issuance of common shares	.4	5.4
Redemption of debentures and notes	(.2)	(5.5)
Dividends on common shares	(36.8)	(34.7)
Other-net	.3	-
Total	(33.3)	(34.6)

Increase (decrease) in cash:	22.9	10.6
Cash, beginning of period	54.0	71.6
Cash, end of period	$76.9	$82.3

Supplemental cash flow information:
Cash paid during the period for: Interest	$.6	$.3
Income taxes	$1.7	$1.3

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

The Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and have not changed significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting under GAAP, other than possible interest and penalties which are classified as income tax expense, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The IRS has audited the Company’s consolidated Federal income tax returns through year end 2003 and no significant adjustments have resulted.

The Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), is discussed in Note 3 of the Notes to Consolidated Financial Statements.

The adoption of FIN 48 and FAS 157 result in additional financial statement disclosures for GAAP reporting purposes and have no effect on the conduct of the Company’s business, its financial condition and results of operations.

2.	Common Share Data:

Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

Quarters Ended March 31,

2008	2007

Numerator:
Net Income (loss)	$(19.0)	$107.7

Numerator for basic earnings per share -
income (loss) available to common stockholders	(19.0)	107.7

Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(19.0)	$107.7

Denominator:
Denominator for basic earnings per share -
weighted-average shares (a)	230,495,852	231,388,190

Effect of dilutive securities – stock options (b)	-	2,226,260

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions (a)	230,495,852	233,614,450

Earnings per share: Basic	$(.08)	$.47
Diluted	$(.08)	$.46

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through March 31, 2008.
(b)
Outstanding stock option awards totaling 15,527,938 and 2,912,293 shares as of March 31, 2008 and 2007, respectively, were excluded from the computation of earnings per share because their effect would have been antidilutive to the periods presented.

3.	Investments:

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value, and applies to existing accounting pronouncements that require or permit fair value measurements.  A fair value hierarchy is established within FAS 157 that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3 inputs).  The adoption of FAS 157 has had no impact on the Company’s consolidated financial statements nor has it resulted in any changes in the asset valuation methods consistently followed by the Company. The Company’s Annual Report on Form 10-K contains disclosures regarding fair value techniques used for its invested asset portfolio.

The following table shows a summary of assets measured at fair value segregated among the various input levels required by FAS 157:

Fair value measurements as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$ 285.7	$ 7,092.9	$ 10.5	$ 7,389.2
Equity securities	617.6	.3	40.9	659.0
Short-term investments	610.3	-	7.1	617.4

The Company’s Level 3 fair value measurements are generally based upon external quotes provided from third party sources which utilize inputs that are not corroborated with observable market data, or in very few instances, upon the Company’s own internal assumptions.  There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the quarter ended March 31, 2008. Net unrealized losses on investments amounted to $30.3 million at March 31, 2008. Unrealized  depreciation of investments, before applicable deferred income tax credits of $16.6 million at March 31, 2008 included gross unrealized gains and (losses) of $301.2 million and $(348.3) million, respectively. For the quarters ended March 31, 2008 and 2007, changes in net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(109.4) million and $17.3 million, respectively.

4.	Pension Plans:

The Company has three defined benefit pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. Pursuant to plan terms pension payments are based primarily on years of service and employee compensation near retirement. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The components of estimated net periodic pension cost for the plans consisted of the following:

Quarter Ended March 31,

2008	2007

Service cost	$2.0	$2.3
Interest cost	3.8	3.4
Expected return on plan assets	(4.1)	(3.9)
Recognized loss	.1	.8
Net cost	$1.8	$2.6

The Companies made no cash contributions to their pension plans in the first quarter 2008 and expect to make cash contributions of approximately $6.0 million to their pension plans in the remaining portion of calendar year 2008.

5.	Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The results of a small life & health insurance business are included with those of its corporate and minor service operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses as these are aggregated in the consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

Quarters Ended March 31,

2008	2007

General Insurance Group:
Net premiums earned	$512.7	$521.7
Net investment income and other income	68.8	68.0
Total revenues before realized gains or losses	$581.5	$589.7
Income before taxes and realized investment gains or losses (a)	$89.8	$102.9
Income tax expense on above	$26.5	$31.0

Mortgage Guaranty Group:
Net premiums earned	$147.6	$118.0
Net investment income and other income	24.7	21.3
Total revenues before realized gains or losses	$172.4	$139.4
Income (loss) before taxes (credits) and realized investment gains or losses	$(122.3)	$48.3
Income tax expense (credit) on above	$(44.2)	$15.7

Title Insurance Group:
Net premiums earned	$118.1	$154.5
Title, escrow and other fees	42.5	55.5
Sub-total	160.7	210.1
Net investment income and other income	6.3	7.1
Total revenues before realized gains or losses	$167.1	$217.2
Income (loss) before tax credits and realized investment gains or losses (a)	$(12.6)	$.7
Income tax credit on above	$(4.9)	$(.2)

Consolidated Revenues:
Total revenues of above Company segments	$921.1	$946.3
Other sources (b)	38.4	33.3
Consolidated net realized investment gains	.9	2.9
Consolidation elimination adjustments	(8.8)	(8.8)
Consolidated revenues	$951.6	$973.9

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before taxes (credits) and realized investment gains or losses of above Company segments	$(45.2)	$151.9
Other sources – net (b)	4.6	.6
Consolidated net realized investment gains	.9	2.9
Consolidated income (loss) before income taxes (credits)	$(39.6)	$155.6

Consolidated Income Tax Expense (Credit):
Total income tax expense (credit) for above Company segments	$(22.5)	$46.5
Other sources – net (b)	1.6	.2
Income tax expense on consolidated net realized investment gains	.3	1.0
Consolidated income tax expense (credit)	$(20.5)	$47.8

March 31,	December 31,
2008	2007

Consolidated Assets:
General	$9,695.6	$9,769.9
Mortgage	2,624.9	2,523.8
Title	777.7	770.4
Other assets (b)	438.9	437.9
Consolidation elimination adjustments	(287.5)	(211.5)
Consolidated	$13,249.7	$13,290.6

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $3.5 million and $4.2 million for the quarters ending March 31, 2008 and 2007, respectively; Title - $.7 million and $.3 million for the quarters ending  March 31, 2008 and 2007, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

6.	Commitments and Contingent Liabilities:

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

Since early February 2008, more than 50 purported consumer class action lawsuits have been filed against the principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. The Company and its principal title insurance subsidiary, Old Republic National Title Insurance Company, are among the named defendants in 25 of these actions, and are likely to be included in others. A second subsidiary, American Guaranty Title Insurance Company, is also named in most but not all of the same suits. The Company and its subsidiaries intend to defend vigorously against all of these actions and, given the recency of these actions, are unable to estimate the costs they may incur in defending them to their conclusions.

Purported class action lawsuits are also pending against two of the Company’s title agency subsidiaries, Old Republic Title & Escrow, Ltd. and Old Republic Title Company, in the Superior Court of Washington, King County, and the U.S. District Court for the Northern District of California, respectively. The action in Washington alleges that the Company’s subsidiary overcharged customers for escrow-related fees and did not disclose to customers that it would keep interest or credits or benefits in lieu of interest on money deposited into escrow. The action in California is brought by and on behalf of Hispanic home buyers in Monterey County against various real estate developers, brokers, mortgage brokers, mortgage lenders, mortgage loan servicers, as well as the Company’s title agency subsidiary, and alleges that the title agency failed to provide adequate disclosures to protect the buyers from the abusive sales and predatory lending practices of the other defendants. Both actions seek damages, declaratory and injunctive relief. The Company’s subsidiaries intend to defend vigorously against both actions and are unable at this early stage in the litigation to estimate the costs they may incur in defending these actions to their conclusions.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2008 and 2007
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.9% of consolidated revenues for the quarter ended March 31, 2008 and 2.1% of consolidated assets as of March 31, 2008, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

The insurance business is distinguished from most others in that the prices (premiums) charged for various insurance coverages are set without certainty of the ultimate benefit and claim costs that will emerge or be incurred, often many years after issuance and expiration of a policy. This basic fact casts Old Republic as a risk-taking enterprise managed for the long run. Management therefore conducts the business with a primary focus on achieving favorable underwriting results over cycles, and on the maintenance of financial soundness in support of the insurance subsidiaries’ long-term obligations to insurance beneficiaries. To achieve these objectives, adherence to insurance risk management principles is stressed, and asset diversification and quality are emphasized. In addition to income arising from Old Republic’s basic underwriting and related services functions, significant investment income is earned from invested funds generated by those functions and from shareholders’ capital. Investment management aims for stability of income from interest and dividends, protection of capital, and sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Securities trading and the realization of capital gains are not objectives. The investment philosophy is therefore best characterized as emphasizing value, credit quality, and relatively long-term holding periods. The Company’s ability to hold both fixed maturity and equity securities for long periods of time is in turn enabled by the scheduling of maturities in contemplation of an appropriate matching of assets and liabilities.

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

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net realized investment gains, decreased significantly in this year’s first quarter. The reduced performance stemmed from ongoing weakness in the Company’s housing-related mortgage guaranty and title insurance lines. In management’s opinion, the substantial dislocations that have enveloped all businesses with housing and mortgage-lending exposures are likely to exert earnings pressures well into 2009.  These lowered expectations aside, the Company’s strong financial underpinnings and the earnings sustainability of its general insurance business should provide necessary earnings support and capital management flexibility for the resumption of positive operating trends in 2010 and beyond.

Consolidated Results – The major components of Old Republic’s consolidated results were as follows for the periods shown:

Quarters Ended March 31,

2008	2007	Change

Operating revenues:
General insurance	$581.5	$589.7	-1.4%
Mortgage guaranty	172.4	139.4	23.7
Title insurance	167.1	217.2	-23.1
Corporate and other	29.6	24.5
Total	$950.7	$970.9	-2.1%
Pretax operating income (loss):
General insurance	$89.8	$102.9	-12.7%
Mortgage guaranty	(122.3)	48.3	-353.3
Title insurance	(12.6)	0.7	N/M
Corporate and other	4.6	0.6
Sub-total	(40.5)	152.6	-126.6
Realized investment gains (losses):
From sales	0.9	2.9
From impairments	-	-
Net realized investment gains	0.9	2.9
Consolidated pretax income (loss)	(39.6)	155.6	-125.5
Income taxes (credits)	(20.5)	47.8	-143.0
Net income (loss)	$(19.0)	$107.7	-117.7%

Consolidated underwriting ratio:
Benefits and claims ratio	76.6%	48.6%
Expense ratio	39.1	43.6
Composite ratio	115.7%	92.2%

Components of diluted earnings per share:
Net operating income (loss)	$(0.08)	$0.45	-117.8%
Net realized investment gains	-	0.01
Net income (loss)	$(0.08)	$0.46	-117.4%

N/M = not meaningful

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

General Insurance Results – First quarter 2008 general insurance earnings were mainly affected by a slightly lower earned premium base and the higher claim ratio shown in the following table:
General Insurance Group

Quarters Ended March 31,

2008	2007	Change

Net premiums earned	$512.7	$521.7	-1.7%
Net investment income	64.5	62.8	2.7
Pretax operating income	$89.8	$102.9	-12.7%

Claims ratio	69.9%	64.5%
Expense ratio	24.4	26.9
Composite ratio	94.3%	91.4%

Earned premiums trended lower in this year’s first three months.  A moderately declining rate environment for most commercial insurance prices in the past two years has precluded more positive additions to Old Republic’s premium base. For this year’s first quarter, the slightly lower top line was accompanied by an increase in the claims ratio to 69.9% from 64.5% in last year’s first quarter, versus an average of 66.8% for the five most recent calendar years. This year’s higher claims ratio was driven mostly by greater loss costs in Old Republic’s consumer credit indemnity line and, to a lesser extent, those of its general aviation and truck physical damage coverages.

Expense-wise, the ratio of 24.4% to earned premiums in the first three months of 2008 compared favorably with the 26.9% registered in last year’s first quarter, and the average of 24.8% for the five years ended in 2007. This most recent quarterly decline reflects temporary differences in volume contributions by insurance coverages experiencing varying year-over-year production volumes and expense content. Over the near term, however, these differences should attenuate and trend toward longer term averages.

General Insurance Group net investment income growth, up 2.7% for this year’s first quarter, was influenced by the combination of a greater invested asset base,  slightly higher market yields on fixed maturity securities, and lower dividend yields on equity holdings.

Mortgage Guaranty Results – A continued rise in claim costs, driven mainly by higher mortgage loan delinquencies and claim severity, overcame a strong double digit increase in net premiums earned for this year’s first three months. As a consequence, pretax operating results were unprofitable for the third consecutive quarter. Key indicators of this cyclical reversal in profitability for Old Republic’s second largest business segment are shown below and in the accompanying statistical exhibit.

Mortgage Guaranty Group

Quarters Ended March 31,

2008	2007	Change

Net premiums earned	$147.6	$118.0	25.1%
Net investment income	21.5	18.9	13.7
Pretax operating income (loss)	$(122.3)	$48.3	-353.3%

Claims ratio	181.1%	54.4%
Expense ratio	16.4	20.8
Composite ratio	197.5%	75.2%

Mortgage guaranty premium growth of 25.1% in this year’s first quarter was mostly due to a 34.2% increase in traditional primary risk in force vis-à-vis the first quarter of 2007. Growth of risk in force was in turn driven by higher persistency of traditional primary business produced in prior years (78.3% for this year’s first quarter versus 73.7% in the same period of 2007), and a 70.3% year-over-year increase in new insurance written resulting from greater market acceptance of traditional primary mortgage guaranty insurance.

The unprecedented cyclical downturn in housing and related mortgage finance industries currently affecting this Old Republic segment, however, contributed to the above noted offsetting impact of claim costs. Such costs reflect the combination of unfavorable loan default trends, greater claim severity caused by the larger insured loan values of recent years, and lessened opportunities to mitigate reported claims. Inflated inventories of unsold homes, weakening home values, and a more restrictive credit environment are main causes for these lessened mitigation opportunities.

This year’s first quarter incurred loss ratio increased to 181.1% from 54.4% registered in the same period last year. By contrast the ratio of paid losses to earned premiums rose from 35.3% in the first quarter of 2007 to 55.0% in the latest quarter. The disparity between paid and incurred losses is caused by much greater claim reserve provisions which accounted for 126.1 loss ratio points in this year’s first quarter, compared to just 19.1 loss ratio points in the same quarter of 2007,  and 76.3 loss ratio points for all of 2007 when the incurred loss ratio rested at 118.8%.  As of March 31, 2008, net claims reserves of $831.0 million were approximately 206% higher than they were one year before, and 29% greater than the year end 2007 level.

Lower production and operating expenses, at 16.4% of net premiums earned for this year’s first three months, continued to be a bright spot in operating trends. The beneficial effect of this lower cost element on bottom line results, however, was offset by the more severe impact of greater claim costs. The combination of all these factors led to a rise in the composite ratio of claims and expenses to 197.5% in this year’s first quarter versus 75.2% in last year’s first three months, 194.6% in the final quarter of 2007, and 136.5% for all of 2007.

Underwriting results notwithstanding, Old Republic’s Mortgage Guaranty segment continued to post strong operating cash flows. These have been additive to a very liquid invested asset base which reached $1.91 billion as of March 31, 2008, up 21.1% from the level attained one year earlier. The greater invested asset base produced 13.7% more investment income for the quarter.

Title Insurance Results – Old Republic’s title insurance business registered an operating loss for this year’s first quarter. Key indicators of its results are shown in the following table:

Title Insurance Group

Quarters Ended March 31,

2008	2007	Change

Net premiums and fees earned	$160.7	$210.1	-23.5%
Net investment income	6.4	6.7	-4.3
Pretax operating income (loss)	$(12.6)	$0.7	N/M

Claims ratio	7.0%	6.0%
Expense ratio	104.5	96.8
Composite ratio	111.5%	102.8%

The ongoing cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy led to further reductions of premiums and fees revenues for the title segment. Direct production facilities in the Western United States continued to sustain the greatest adverse effects of this downturn. While overall 2008 production and operating expenses dropped by 17.4% quarter over quarter, the decline was insufficient to counter the much larger reduction in title premium and fees revenues.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a greater gain in this year’s first quarter. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

% Change

March 2008	December 2007	March 2007	March ‘08/ Dec ‘07	March ‘08/ March ‘07

Cash and invested assets at fair value	$8,895.1	$8,924.0	$8,407.4	-0.3%	5.8%

Shareholders’ equity:
Total	$4,376.7	$4,541.6	$4,471.8	-3.6%	-2.1%
Per common share	$18.99	$19.71	$19.33	-3.7%	-1.8%

Composition of shareholders’ equity per share:
Equity before items below	$19.08	$19.31	$19.06	-1.2%	0.1%
Unrealized investment gains or losses and other accumulated comprehensive income	(0.09)	0.40	0.27
Total	$18.99	$19.71	$19.33	-3.7%	-1.8%

Consolidated cash flow from operating activities amounted to $199.3 million for the first three months of 2008 versus $197.1 million for the same period in 2007. Other than title insurance, each Old Republic segment remained cash flow - positive in this year’s first quarter. Excluding the effects of unrealized gains or losses, the cash and invested asset base grew by 1.6% to $8.94 billion between year-end 2007 and March 31st of this year, and by 8.0% for the fiscal twelve months ended on the latter date.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 8% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries.  Consequently, it contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities and collateralized debt obligations (“CDO’s”), nor to derivatives, junk bonds, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions and does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all changes in the shareholders’ equity account for the periods reported upon reflect the registered earnings or losses, dividend payments, and changes in market valuations of invested assets. A summary of changes in book value per share follows:

Three Months Ended March 31, 2008	Fiscal Twelve Months Ended March 31, 2008

Beginning book value per share	$19.71	$19.33
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.08)	0.44
Net realized investment gains (losses)	-	0.19
Net unrealized investment gains (losses)	(0.48)	(0.50)
Cash dividends	(0.16)	(0.64)
Treasury stock acquired	-	0.01
Stock issuance, foreign exchange, and other transactions	-	0.16
Net change	(0.72)	(0.34)
Ending book value per share	$18.99	$18.99

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company’s 2007 Annual Report on Form 10K.

CHANGES IN ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. As indicated in Note 1 of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”), which establishes a framework for measuring fair value. FAS 157 applies to existing accounting pronouncements that require or permit fair value measurements, and became effective for the Company in the first quarter of 2008. Disclosure requirements associated with the standard have been incorporated in Note 3 of the Notes to Consolidated Financial Statements.

The adoption of FIN 48 and FAS 157 result in additional financial statement disclosures for GAAP reporting purposes and have no effect on the conduct of the Company’s business, its financial condition and results of operations.

FINANCIAL POSITION

The Company’s financial position at March 31, 2008 reflected decreases in assets and common shareholders’ equity of .3%, and 3.6%, respectively, and increased liabilities of 1.4% when compared to the immediately preceding year-end. Cash and invested assets represented 67.1% of consolidated assets as of March 31, 2008 and December 31, 2007. Consolidated operating cash flow was positive at $199.3 million in the first quarter of 2008 compared to $197.1 million in the same period of 2007. As of March 31, 2008, invested assets decreased .6% to $8,712.8 million principally as a result of a net decline in the market valuation of such assets.

Investments - During the first quarters of 2008 and 2007, the Company committed most investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2008 and 2007, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds", illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), or derivatives. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At March 31, 2008, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2008. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

Possible future declines in fair values for Old Republic’s bond and stock portfolios would negatively affect the common shareholders’ equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Accordingly, the recognition of losses from other-than-temporary value impairments is subject to a great deal of judgment as well as turns of events over which the Company can exercise little or no control. In the event the Company’s estimate of other-than-temporary impairments is insufficient at any point in time, future periods’ net income would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2008	2007
Aaa	30.3%	32.9%
Aa	18.1	17.0
A	29.6	27.9
Baa	19.8	20.2
Total investment grade	97.8	98.0
All other (b)	2.2	2.0
Total	100.0%	100.0%

(a)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(b)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

March 31, 2008

	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$ 39.4		$ 7.4
Consumer Durables	40.1		3.9
Financial	13.9		2.0
Industrial	5.0		.9
Other (includes 6 industry groups)	33.7		1.3
Total	$ 132.3	(c)	$ 15.7

(c)	Represents 1.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2008
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Financial	$ 116.3		$ 6.4
Banking	140.9		4.9
Utilities	165.8		2.2
Telecom	33.4		2.2
Other (includes 14 industry groups)	481.7		9.4
Total	$ 938.4	(d)	$ 25.1

(d)	Represents 13.0% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2008
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Insurance	$ 483.1	(e)	$ 275.5	(e)
Banking	102.0		23.6
Health Care	22.4		4.2
Natural Gas	7.1		.9
Utilities	6.8		.5
Total	$ 621.6	(f)	$ 304.9	(g)

(e)	Represents principally two insurance companies that have business operations concentrated in the U.S. housing industry.
(f)	Represents 70.5% of the total equity securities portfolio.
(g)	Represents 34.6% of the cost of the total equity securities portfolio, while gross unrealized gains represent 9.3% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

	March 31, 2008
	Amortized Costs of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non Investment Grade Only	All	Non Investment Grade Only
Maturity Ranges:
Due in one year or less	$ 129.3	$ 31.9	$ 1.8	$ 1.4
Due after one year through five years	483.3	85.1	22.7	11.2
Due after five years through ten years	450.6	15.2	16.1	3.1
Due after ten years	7.3	-	.2	-
Total	$ 1,070.7	$ 132.3	$ 40.9	$ 15.7

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

March 31, 2008
Amount of Gross Unrealized Losses
Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss

Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$4.4	$-	$-	$4.4
Seven to twelve months	7.0	1.3	-	8.3
More than twelve months	21.7	5.0	1.4	28.1
Total	$33.1	$6.3	$1.4	$40.9
Equity Securities:
One to six months	$8.5	$135.0	$157.0	$300.6
Seven to twelve months	4.2	-	-	4.2
More than twelve months	-	-	-	-
Total	$12.8	$135.0	$157.0	$304.9

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	79	-	-	79
Seven to twelve months	31	1	-	32
More than twelve months	133	3	1	137
Total	243	4	1	248	(h)
Equity Securities:
One to six months	8	5	1	14
Seven to twelve months	1	-	-	1
More than twelve months	-	1	-	1
Total	9	6	1	16	(h)

(h)	At March 31, 2008 the number of issues in an unrealized loss position represent 12.7% as to fixed maturities, and 59.3% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (March 31, 2008 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2008	2007
Maturity Ranges:
Due in one year or less	11.4%	11.7%
Due after one year through five years	50.2	46.8
Due after five years through ten years	38.1	41.1
Due after ten years through fifteen years	.3	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration (i)	3.7	3.8

(i)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of March 31, 2008 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2008	2007
Fixed Maturity Securities:
Amortized cost	$ 7,230.1	$ 7,312.2
Estimated fair value	7,389.2	7,383.6
Gross unrealized gains	200.0	106.9
Gross unrealized losses	(40.9)	(35.6)
Net unrealized gains	$ 159.0	$ 71.3

Equity Securities:
Cost	$ 882.0	$ 807.3
Estimated fair value	659.0	842.1
Gross unrealized gains	81.9	115.1
Gross unrealized losses	(304.9)	(80.4)
Net unrealized gains (losses)	$ (222.9)	$ 34.7

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $414.7 million in dividends from its subsidiaries in 2008 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can access the commercial paper market for up to $300.0 million to meet unanticipated liquidity needs of which $60.0 million was outstanding at March 31, 2008.

Capitalization - Old Republic’s total capitalization of $4,443.6 million at March 31, 2008 consisted of debt of $66.9 million and common shareholders' equity of $4,376.7 million. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the regular annual rate in each of the past 26 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February, 2008 meeting, the Board of Directors approved a new quarterly cash dividend rate of 17 cents per share effective in the second quarter of 2008, up from 16 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 million of common shares as market conditions warrant during the two year period from that date. During 2007, the Company reacquired 1,566,100 shares of its common stock for $28.3 million or $18.13 per share. As of March 31, 2008, a total of $471.6 million of this authorization remains unutilized.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 34% of 2008 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 66% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

Earned Premiums and Fees

	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2005	$ 1,805.2	$ 429.5	$ 1,081.8	$ 70.3	$ 3,386.9	8.7%
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
Quarters Ended March 31:
2007	521.7	118.0	210.1	19.9	869.8	3.1
2008	$ 512.7	$ 147.6	$ 160.7	$ 25.5	$ 846.6	-2.7%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

General Insurance Earned Premiums by Type of Coverage

	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	39.1%	21.9%	10.3%	11.0%	5.4%	12.3%
2006	39.6	21.7	11.0	10.7	5.1	11.9
2007	35.0	23.5	13.8	9.3	7.8	10.6
Quarters Ended March 31:
2007	36.1	25.3	11.8	9.4	7.7	9.7
2008	34.0%	22.1%	16.9%	9.5%	7.8%	9.7%

    The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group.

Mortgage Guaranty Production by Type

New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$ 20,554.5	$ 9,944.3	$ 498.2	$ 30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
Quarters Ended March 31:
2007	4,618.7	3,935.7	177.0	8,731.6
2008	$ 7,866.9	$ 3.5	$ 481.0	$ 8,351.6

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$ 5,112.4	$ 1,053.1	$ 11.7	$ 6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
2007	7,844.5	724.5	15.2	8,584.4
Quarters Ended March 31:
2007	1,115.6	302.6	6.0	1,424.3
2008	$ 1,837.9	$ .6	$ 4.8	$ 1,843.4

Premium and Persistency Trends by Type:	Earned Premiums		Persistency
	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2005	$ 508.0	$ 429.5	65.5%	59.5%
2006	524.7	444.3	73.1	70.5
2007	612.7	518.2	77.6	73.7
Quarters Ended March 31:
2007	139.2	118.0	73.7	70.5
2008	$ 174.2	$ 147.6	78.3%	77.5%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with Fair, Issac & Company (“FICO”) credit scores below 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 10.2% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force

Net Risk in Force by Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2005	$ 14,711.2	$ 1,758.8	$ 586.1	$ 17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
As of March 31:
2007	14,718.2	2,557.1	542.8	17,818.1
2008	$ 19,747.0	$ 2,299.4	$ 500.4	$ 22,547.0

Analysis of Risk in Force

Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2005	8.3%	31.8%	53.1%	6.8%
2006	8.5	32.6	54.6	4.3
2007	8.5	33.6	55.1	2.8
As of March 31:
2007	8.6	32.8	54.5	4.1
2008	8.0%	32.9%	56.5%	2.6%

Bulk(a):
As of December 31:
2005	21.2%	38.7%	38.7%	1.4%
2006	24.1	35.7	39.8	.4
2007	19.4	34.9	45.4	.3
As of March 31:
2007	24.3	35.8	39.6	.3
2008	19.5%	34.1%	46.2%	.2%

Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary:
As of December 31:
2005	5.4%	37.7%	39.1%	17.8%
2006	5.0	37.4	36.0	21.6
2007	4.7	34.4	32.0	28.9
As of March 31:
2007	4.9	37.0	35.1	23.0
2008	5.0%	34.3%	31.5%	29.2%

Bulk(a):
As of December 31:
2005	57.3%	27.4%	11.6%	3.7%
2006	63.4	23.1	9.0	4.5
2007	62.0	20.9	9.3	7.8
As of March 31:
2007	62.6	22.7	9.3	5.4
2008	62.2%	20.9%	9.0%	7.9%

Risk in Force Distribution By Top Ten States:
Traditional Primary

	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	9.0%	7.1%	6.3%	5.4%	3.7%	3.6%	3.1%	2.8%	4.7%	3.8%
2006	9.0	7.5	5.8	5.4	3.7	3.1	3.1	2.8	4.8	4.0
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
As of March 31:
2007	9.0	7.6	5.7	5.3	3.6	3.0	3.1	2.7	4.8	4.0
2008	8.8%	7.8%	5.2%	5.1%	3.3%	5.1%	3.1%	2.9%	4.4%	3.7%

Bulk(a)

	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	8.3%	4.5%	3.3%	4.9%	3.6%	19.0%	3.8%	4.0%	2.7%	6.3%
2006	9.4	4.8	3.6	4.5	3.4	17.7	3.2	4.4	2.8	4.6
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
As of March 31:
2007	8.7	4.8	4.2	4.2	3.3	18.6	3.4	4.1	2.8	5.9
2008	9.5%	4.6%	4.1%	4.0%	3.1%	18.0%	3.4%	4.3%	3.0%	5.3%

(a)	Bulk pool risk in-force, which represented 42.4% of total bulk risk in-force at March 31, 2008, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2005	90.6%	9.4%
2006	89.4	10.6
2007	88.0	12.0
As of March 31:
2007	89.2	10.8
2008	88.2%	11.8%

Bulk (a):
As of December 31:
2005	51.9%	48.1%
2006	51.9	48.1
2007	49.6	50.4
As of March 31:
2007	50.9	49.1
2008	49.9%	50.1%

Risk in Force By Loan Type:	Fixed Rate	Adjustable Rate
Traditional Primary:
As of December 31:
2005	90.9%	9.1%
2006	92.3	7.7
2007	94.4	5.6
As of March 31:
2007	92.7	7.3
2008	94.9%	5.1%

Bulk (a):
As of December 31:
2005	64.6%	35.4%
2006	65.7	34.3
2007	70.9	29.1
As of March 31:
2007	64.5	35.5
2008	71.7%	28.3%

(a)	Bulk pool risk in-force, which represented 42.4% of total bulk risk in-force at March 31, 2008, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source

	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2005	37.1%	62.9%
2006	32.3	67.7
2007	32.1	67.9
Quarters Ended March 31:
2007	33.8	66.2
2008	34.2%	65.8%

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

	Market	Invested
Invested Assets at Cost	Value	Assets at

	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2006	$ 5,524.8	$ 1,571.6	$ 611.1	$ 246.6	$ 7,954.3	$ 101.8	$ 8,056.1
2007	5,984.9	1,795.8	606.0	252.9	8,639.7	121.4	8,761.2
As of March 31:
2007	5,707.3	1,573.0	617.5	197.0	8,095.0	128.5	8,223.5
2008	$ 6,018.1	$ 1,885.5	$ 599.4	$ 256.3	$ 8,759.5	$ (46.6)	$ 8,712.8

Net Investment Income	Yield at

	General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2005	$ 197.0	$ 70.1	$ 26.0	$ 16.9	$ 310.1	4.51%	4.40%
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
Quarters Ended
March 31:
2007	62.8	18.9	6.7	3.0	91.5	4.56	4.50
2008	$ 64.5	$ 21.5	$ 6.4	$ 2.7	$ 95.2	4.38%	4.36%

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and the providing  of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Sales of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2008 and 2007, 92.1% and 92.2%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other than temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns. Relatively greater realized gains in equity securities in 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

Realized Gains (Losses) on Disposition of Securities	Impairment Losses on Securities

	Fixed maturity Securities	Equity securities and miscell- aneous investments	Total	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Net realized gains
Years Ended December 31:
2005	$ 4.5	$ 69.6	$ 74.1	$ (2.7)	$ (6.5)	$ (9.2)	$ 64.9
2006	2.0	16.9	19.0	-	-	-	19.0
2007	2.2	68.1	70.3	-	-	-	70.3
Quarters Ended March 31:
2007	.7	2.2	2.9	-	-	-	2.9
2008	$ 1.0	$ (.1)	$ .9	$ -	$ -	$ -	$ .9

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

The following table shows a breakdown of gross and net of reinsurance claim and loss adjustment expense reserve estimates for major types of insurance coverages as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Gross	Net	Gross	Net
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)	$ 1,027.8	$ 841.7	$ 1,041.6	$ 845.6
Workers' compensation	2,214.8	1,275.3	2,195.5	1,265.8
General liability	1,175.0	592.2	1,173.2	587.1
Other coverages	705.6	496.2	691.2	476.9
Unallocated loss adjustment expense reserves	154.9	104.1	154.8	104.0
Total general insurance reserves	5,278.3	3,309.8	5,256.5	3,279.7

Mortgage guaranty	856.7	829.0	645.2	642.9
Title	272.1	272.1	273.5	273.5
Life and health	32.5	26.7	30.3	24.7
Unallocated loss adjustment expense reserves – other coverages	25.6	25.6	25.4	25.4
Total claim and loss adjustment expense reserves	$ 6,465.3	$ 4,463.3	$ 6,231.1	$ 4,246.3
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$ 182.6	$ 152.4	$ 190.5	$ 158.1
% of total general insurance reserves	3.5%	4.6%	3.6%	4.8%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At March 31, 2008, such reserves accounted for 81.6% and 74.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2007 represented 84.4% and 77.2% of the respective consolidated amounts.

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ (“E&O/D&O”) liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 85% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

The Company prepares periodic analyses of its loss reserve estimates for its significant insurance coverages. It establishes point estimates for most losses on an insurance coverage line-by-line basis for individual subsidiaries, sub-classes, individual accounts, blocks of business or other unique concentrations of insurance risks such as directors and officers’ liability, that have similar attributes. Actuarially or otherwise derived ranges of reserve levels are not utilized as such in setting these reserves. Instead the reported reserves encompass the Company’s best point estimates at each reporting date and the overall reserve level at any point in time therefore represents the compilation of a very large number of reported reserve estimates and the results of a variety of formula calculations largely driven by statistical analysis of historical data. Reserve releases or additions are implicitly covered by the point estimates incorporated in total reserves at each balance sheet date. The Company does not project future variability or make an explicit provision for uncertainty when determining its best estimate of loss reserves, although over the most recent ten-year period management’s estimates have developed slightly favorably on an overall basis.

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

Incurred Loss Experience

Management is of the opinion that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could materially affect its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2007 Annual Report on Form 10-K, under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	66.9%	37.2%	6.0%	43.3%
2006	65.9	42.8	5.9	45.3
2007	67.8	118.8	6.6	60.2
Quarters Ended March 31:
2007	64.5	54.4	6.0	48.6
2008	69.9%	181.1%	7.0%	76.6%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance types of coverage were as follows:

General Insurance Claims Ratios by Type of Coverage

	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	66.9%	78.9%	48.9%	52.1%	97.4%	59.5%
2006	75.4	74.5	40.6	55.0	57.5	55.6
2007	74.0	70.9	69.6	54.9	59.9	55.9
Quarters Ended March 31:
2007	76.2	68.8	51.9	50.8	48.2	60.4
2008	73.5%	70.1%	88.5%	48.6%	65.3%	54.7%

The general insurance portion of the claims ratio reflects reasonably consistent trends for all reporting periods. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2007 and the first quarter of 2008 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as reclassifications of other coverages’ reserves, typically workers compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.4 years (gross) and 9.2 years (net of reinsurance) as of March 31, 2008 and 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.8% of general insurance group net incurred losses for the five years ended December 31, 2007.

The mortgage guaranty claims ratios have continued to rise in recent periods, principally reflecting higher paid losses, as well as expectations of greater claim frequency and severity. The most recent quarterly and full year 2007 claim ratios comparisons reflect a significant increase due primarily to increasing loss severity on reported delinquencies as well as to higher expected claim frequencies and the resulting impact on claims reserves. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk moving into default along with a lower level of mitigation potential due to housing depreciation trends. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the outlook for the housing market, tightening lending standards which effect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the state of the economy overall, especially employment levels.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

Average Paid Claim Amount (a)	Delinquency Ratio

	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2005	$ 24,255	$ 20,639	4.67%	3.67%
2006	25,989	21,846	4.41	3.29
2007	32,214	34,951	5.47	6.85
Quarters Ended March 31:
2007	28,076	28,192	4.22	3.51
2008	$ 39,311	$ 48,762	5.79%	9.13%

(a) Amounts are in whole dollars.

Traditional Primary Delinquency Ratios for Top Ten States (b):

	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	3.1%	5.7%	5.9%	4.2%	8.3%	1.8%	4.1%	2.2%	4.9%	4.7%
2006	2.7	4.5	6.1	4.5	7.8	2.9	4.1	2.6	4.6	4.8
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
As of March 31:
2007	3.2	4.1	5.9	4.2	7.5	2.8	3.9	2.6	3.9	4.3
2008	10.0%	4.3%	7.2%	5.9%	7.8%	8.8%	5.9%	4.3%	4.3%	5.2%

Bulk Delinquency Ratios for Top Ten States (b):

	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	1.9%	5.5%	5.8%	3.0%	8.4%	.9%	3.7%	.9%	3.0%	4.3%
2006	1.6	4.0	4.4	4.2	9.3	1.6	3.5	1.0	3.3	4.4
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	5.1	5.8	6.6
As of March 31:
2007	2.0	4.1	4.2	4.1	9.0	2.0	3.8	1.6	3.5	4.7
2008	12.0%	6.1%	9.6%	10.8%	12.5%	10.3%	8.9%	7.4%	6.8%	8.0%

Total Delinquency Ratios for Top Ten States (includes “other” business) (b):

	FL	TX	GA	IL	OH	CA	NJ	AZ	NC	PA
As of December 31:
2005	2.4%	5.3%	5.3%	2.8%	7.5%	.9%	3.7%	1.6%	3.8%	4.3%
2006	2.0	4.1	5.2	3.1	7.3	1.4	3.6	1.5	3.3	4.3
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	4.4	4.1	5.1
As of March 31:
2007	2.4	3.9	5.1	2.9	7.1	1.6	3.6	1.8	3.1	4.0
2008	9.7%	4.4%	7.2%	5.7%	8.1%	7.7%	6.5%	6.2%	4.0%	5.4%

(b)	As determined by risk in force as of March 31, 2008, these 10 states represent 49.4%, 59.3%, and 50.0%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim costs in 2007 and for the first quarter of 2008 are reflective of the continuing downturn in the housing and related mortgage lending industries.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of the Company’s 2007 Annual Report on Form 10-K.

Expenses: Underwriting, Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	24.6%	22.4%	88.2%	45.2%
2006	24.4	22.5	93.6	44.7
2007	24.1	17.7	98.1	41.3
Quarters Ended March 31:
2007	26.9	20.8	96.8	43.6
2008	24.4%	16.4%	104.5%	39.1%

Variations in the Company’s consolidated ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in  general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions.

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors discussed herein were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	91.5%	59.6%	94.2%	88.5%
2006	90.3	65.3	99.5	90.0
2007	91.9	136.5	104.7	101.5
Quarters Ended March 31:
2007	91.4	75.2	102.8	92.2
2008	94.3%	197.5%	111.5%	115.7%

Expenses: Income Taxes

The effective consolidated income tax rate on the first quarter 2008 pretax loss was 51.9%, compared to an effective tax rate on pretax income of 30.8% in the first quarter of 2007. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Some of the oral or written statements made in the Company’s reports, press releases, and conference calls following earnings releases, can constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors, and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers, as well as the risk management and pricing policies of government-sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations.

A more detailed listing and discussion of the risks and other factors which affect the Company’s risk-taking insurance business are included in Part I, Item 1A - Risk Factors, of the Company’s 2007 Form 10-K annual report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic’s market risk exposures at March 31, 2008, have not materially changed from those identified in the Company’s 2007 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	May 2, 2008

/s/ Karl W. Mueller
Karl W. Mueller Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

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