Form 10-Q
period 2008-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2008-08-07
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[x] Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2008 or
[ ] Transition report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding June 30, 2008
Common Stock / $1 par value	230,717,693

There are 35 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2008

Old Republic International Corporation and Subsidiaries
Consolidated Balance Sheets
($ in Millions, Except Share Data)

(Unaudited) June 30, 2008	December 31, 2007
Assets
Investments:
Available for sale:
Fixed maturity securities (at fair value) (cost: $7,372.3 and $7,312.2)	$7,378.6	$7,383.6
Equity securities (at fair value) (adjusted cost: $457.7 and $807.3)	521.0	842.1
Short-term investments (at fair value which approximates cost)	555.8	462.6
Miscellaneous investments	34.4	64.7
Total	8,489.9	8,753.1
Other investments	8.1	8.1
Total investments	8,498.1	8,761.2

Other Assets:
Cash	85.1	54.0
Securities and indebtedness of related parties	18.8	15.3
Accrued investment income	107.6	108.7
Accounts and notes receivable	857.3	880.3
Federal income tax recoverable: Current	4.8	6.2
Prepaid federal income taxes	501.3	536.5
Reinsurance balances and funds held	68.3	69.9
Reinsurance recoverable: Paid losses	59.6	65.8
Policy and claim reserves	2,309.2	2,193.4
Deferred policy acquisition costs	239.7	246.5
Sundry assets	354.2	352.3
	4,606.4	4,529.3
Total Assets	$13,104.5	$13,290.6

Liabilities, Preferred Stock, and Common Shareholders’ Equity
Liabilities:
Losses, claims, and settlement expenses	$6,762.7	$6,231.1
Unearned premiums	1,178.4	1,182.2
Other policyholders' benefits and funds	180.3	190.2
Total policy liabilities and accruals	8,121.6	7,603.5
Commissions, expenses, fees, and taxes	213.8	225.9
Reinsurance balances and funds	289.6	288.7
Federal income tax payable:Deferred	188.2	417.7
Debt	66.3	64.1
Sundry liabilities	165.7	148.8
Commitments and contingent liabilities
Total Liabilities	9,045.5	8,749.0

Preferred Stock:
Convertible preferred stock (1)	-	-

Common Shareholders’ Equity:
Common stock (1)	232.2	232.0
Additional paid-in capital	354.3	344.4
Retained earnings	3,440.2	3,900.1
Accumulated other comprehensive income	60.4	93.3
Treasury stock (at cost)(1)	(28.3)	(28.3)
Total Common Shareholders' Equity	4,058.9	4,541.6
Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,104.5	$13,290.6

(1)
At June 30, 2008 and December 31, 2007, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 232,283,793 at June 30, 2008 and 232,038,331 at December 31, 2007 were issued. At June 30, 2008 and December 31, 2007, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 1,566,100 as of June 30, 2008 and December 31, 2007.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
($ in Millions, Except Share Data)

Quarters Ended June 30,	Six Months Ended June 30,
2008	2007	2008	2007
Revenues:
Net premiums earned	$783.6	$853.0	$1,587.7	$1,667.2
Title, escrow, and other fees	51.9	60.1	94.4	115.7
Total premiums and fees	835.5	913.2	1,682.2	1,783.0
Net investment income	93.1	93.7	188.4	185.2
Other income	8.6	12.0	17.4	21.5
Total operating revenues	937.4	1,018.9	1,888.1	1,989.8
Realized investment gains (losses):
From sales	6.8	13.3	7.7	16.3
From impairments	(437.3)	-	(437.3)	-
Total realized investment gains (losses)	(430.5)	13.3	(429.6)	16.3
Total revenues	506.9	1,032.2	1,458.5	2,006.2

Benefits, Claims and Expenses:
Benefits, claims, and settlement expenses	680.0	466.8	1,326.0	886.4
Dividends to policyholders	5.4	2.2	7.8	4.9
Underwriting, acquisition, and other expenses	338.6	393.3	680.9	786.9
Interest and other charges	.7	2.6	1.4	4.9
Total expenses	1,024.9	865.0	2,016.2	1,683.3
Income (loss) before income taxes (credits)	(518.1)	167.2	(557.7)	322.9

Income Taxes (Credits):
Current	18.9	38.9	38.3	88.1
Deferred	(172.1)	13.1	(212.2)	11.8
Total	(153.3)	52.0	(173.9)	99.9
Net Income (Loss)	$(364.7)	$115.1	$(383.8)	$222.9

Net Income (Loss) Per Share:
Basic:	$(1.58)	$.50	$(1.66)	$.96
Diluted:	$(1.58)	$.49	$(1.66)	$.95

Average shares outstanding: Basic	230,702,352	231,558,161	230,692,358	231,551,981
Diluted	230,702,352	233,556,032	230,692,358	233,668,853

Dividends Per Common Share:
Cash	$.17	$.16	$.33	$.31

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
($ in Millions)

Quarters Ended June 30,	Six Months Ended June 30,
2008	2007	2008	2007

Net income (loss) as reported	$(364.7)	$115.1	$(383.8)	$222.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	(305.7)	(60.2)	(473.3)	(30.5)
Less: elimination of pretax realized gains (losses) included in income as reported	(430.5)	13.3	(429.6)	16.3
Pretax unrealized gains (losses) on securities carried at market value	124.7	(73.5)	(43.7)	(46.8)
Deferred income taxes (credits)	43.7	(25.7)	(15.3)	(16.4)
Net unrealized gains (losses) on securities	81.0	(47.8)	(28.3)	(30.4)
Other adjustments	.7	11.2	(4.5)	12.2
Net adjustments	81.8	(36.5)	(32.8)	(18.0)

Comprehensive income (loss)	$(282.9)	$78.5	$(416.6)	$204.8

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

Six Months Ended June 30,
2008	2007
Cash flows from operating activities:
Net income (loss)	$(383.8)	$222.9
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred policy acquisition costs	6.2	12.5
Premiums and other receivables	23.2	114.9
Unpaid claims and related items	405.9	179.1
Other policyholders’ benefits and funds	(3.4)	2.0
Income taxes	(213.7)	12.1
Prepaid federal income taxes	35.2	(68.1)
Reinsurance balances and funds	8.8	(62.4)
Realized investment (gains) losses	429.6	(16.3)
Accounts payable, accrued expenses and other	20.7	7.8
Total	328.8	404.8

Cash flows from investing activities:
Fixed maturity securities:
Maturities and early calls	477.8	353.5
Sales	35.2	24.5
Sales of:
Equity securities	6.1	70.2
Other - net	37.2	9.9
Purchases of:
Fixed maturity securities	(592.9)	(564.1)
Equity securities	(93.8)	(83.8)
Other - net	(21.3)	(14.4)
Purchase of a business	(4.3)	(4.3)
Net decrease (increase) in short-term investments	(93.5)	29.8
Other-net	21.4	(2.4)
Total	(227.9)	(181.0)

Cash flows from financing activities:
Issuance of debentures and notes	3.0	10.3
Issuance of common shares	2.6	8.1
Redemption of debentures and notes	(1.0)	(130.9)
Dividends on common shares	(76.0)	(71.7)
Other-net	1.7	3.2
Total	(69.6)	(180.9)

Increase (decrease) in cash:	31.1	42.8
Cash, beginning of period	54.0	71.6
Cash, end of period	$85.1	$114.5

Supplemental cash flow information:
Cash paid during the period for: Interest	$1.2	$4.7
Income taxes	$36.7	$87.2

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

Quarters Ended June 30,	Six Months Ended June 30,
2008	2007	2008	2007
Numerator:
Net Income (loss)	$(364.7)	$115.1	$(383.8)	$222.9
Numerator for basic earnings per share -
income (loss) available to common stockholders	(364.7)	115.1	(383.8)	222.9
Numerator for diluted earnings per share -
income (loss) available to common stockholders
after assumed conversions	$(364.7)	$115.1	$(383.8)	$222.9
Denominator:
Denominator for basic earnings per share -
Weighted-average shares (a)	230,702,352	231,558,161	230,692,358	231,551,981
Effect of dilutive securities – stock options	-	1,997,871	-	2,116,872
Denominator for diluted earnings per share -
adjusted weighted-average shares
and assumed conversions (a)	230,702,352	233,556,032	230,692,358	233,668,853
Earnings per share: Basic	$(1.58)	$.50	$(1.66)	$.96
Diluted	$(1.58)	$.49	$(1.66)	$.95

Anti-dilutive outstanding stock option awards excluded from earning per share computations	15,299,396	3,831,625	15,299,396	3,819,125

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through June 30, 2008.

3.	Investments:

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value, and applies to existing accounting pronouncements that require or permit fair value measurements.  A fair value hierarchy is established within FAS 157 that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3 inputs).  The adoption of FAS 157 has had no impact on the Company’s consolidated financial statements nor has it resulted in any changes in the asset valuation methods followed by the Company. The Company’s Annual Report on Form 10-K contains disclosures regarding fair value techniques used for its invested asset portfolio.

The following table shows a summary of assets measured at fair value segregated among the various input levels required by FAS 157:

Fair value measurements as of June 30, 2008:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$ 277.1	$ 7,091.0	$ 10.5	$ 7,378.6
Equity securities	479.6	.4	41.0	521.0
Short-term investments	548.7	-	7.1	555.8

The Company’s Level 3 fair value measurements are generally based upon external quotes provided from third party sources which utilize inputs that are not corroborated with observable market data, or in very few instances, upon the Company’s own internal assumptions.  There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the six months ended June 30, 2008. Net unrealized gains (losses) on investments amounted to $50.6 million at June 30, 2008. Unrealized appreciation (depreciation) of investments, before applicable deferred income taxes (credits) of $27.0 million at June 30, 2008 included gross unrealized gains (losses) of $159.0 million and $(81.3) million, respectively. For the six months ended June 30, 2008 and 2007, changes in net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(28.3) million and $(30.4) million, respectively. The amount of unrealized gains and losses is affected by the Company’s estimates of securities that have been classified as other-than-temporarily impaired (“OTTI”).

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would require earlier other-than-temporary impairment recognition, all unrealized investment losses pertaining to any equity security amounting to a 20% or greater decline for a six month period will be included automatically on a non-judgmental, market value-driven basis in the determination of net income.

Realized investment gains (losses) included $437.3 million of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and six months ended June 30, 2008. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and six months ended June 30, 2007.

A valuation allowance of $35.0 million (equivalent to a charge of $0.15 per outstanding share) was established against a deferred tax asset related to the Company’s realized losses on investments at June 30, 2008. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to realized losses, net of the existing valuation allowance at June 30, 2008.

4.	Pension Plans:

The Company has three defined benefit pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made cash contributions of approximately $2.2 million to their pension plans in the second quarter of 2008 and expect to make cash contributions of approximately $1.5 million to their pension plans in the remaining portion of calendar year 2008.

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

Quarters Ended June 30,	Six Months Ended June 30,
2008	2007	2008	2007
General Insurance Group:
Net premiums earned	$494.2	$540.1	$1,007.0	$1,061.9
Net investment income and other income	67.0	72.0	135.9	140.0
Total revenues before realized gains or losses	$561.3	$612.2	$1,142.9	$1,202.0
Income before taxes and realized investment gains or losses (a)	$56.3	$108.7	$146.1	$211.7
Income tax expense on above	$14.7	$33.2	$41.3	$64.3

Mortgage Guaranty Group:
Net premiums earned	$149.1	$125.0	$296.7	$243.0
Net investment income and other income	24.5	21.9	49.3	43.3
Total revenues before realized gains or losses	$173.6	$147.0	$346.1	$286.4
Income (loss) before taxes (credits) and realized investment gains or losses	$(140.7)	$36.8	$(263.1)	$85.1
Income tax expense (credits) on above	$(50.6)	$11.6	$(94.8)	$27.3

Title Insurance Group:
Net premiums earned	$121.0	$169.3	$239.2	$323.8
Title, escrow and other fees	51.9	60.1	94.4	115.7
Sub-total	172.9	229.5	333.7	439.6
Net investment income and other income	6.4	7.0	12.7	14.1
Total revenues before realized gains or losses	$179.3	$236.5	$346.4	$453.7
Income (loss) before taxes (credits) and realized investment gains or losses (a)	$(4.5)	$3.6	$(17.2)	$4.3
Income tax expense (credits) on above	$(1.8)	$.8	$(6.8)	$.6

Consolidated Revenues:
Total revenues of above Company segments	$914.4	$995.8	$1,835.5	$1,942.2
Other sources (b)	30.6	31.7	69.1	65.1
Consolidated net realized investment gains (losses)	(430.5)	13.3	(429.6)	16.3
Consolidation elimination adjustments	(7.7)	(8.6)	(16.5)	(17.4)
Consolidated revenues	$506.9	$1,032.2	$1,458.5	$2,006.2

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before taxes (credits) and realized investment gains or losses of above Company segments	$(88.9)	$149.3	$(134.2)	$301.3
Other sources – net (b)	1.4	4.5	6.0	5.2
Consolidated net realized investment gains (losses)	(430.5)	13.3	(429.6)	16.3
Consolidated income (loss) before income taxes (credits)	$(518.1)	$167.2	$(557.7)	$322.9

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) for above Company segments	$(37.7)	$45.8	$(60.3)	$92.3
Other sources – net (b)	.1	1.5	1.8	1.8
Income tax expense (credits) on consolidated net realized investment gains (losses)	(115.7)	4.6	(115.4)	5.7
Consolidated income tax expense (credits)	$(153.3)	$52.0	$(173.9)	$99.9

June 30,	December 31,
2008	2007
Consolidated Assets:
General	$9,514.6	$9,769.9
Mortgage	2,716.1	2,523.8
Title	752.3	770.4
Other assets (b)	481.3	437.9
Consolidation elimination adjustments	(359.9)	(211.5)
Consolidated	$13,104.5	$13,290.6

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $3.2 million and $6.8 million compared to $4.1 million and $8.3 million for the quarter and six months ending June 30, 2008 and 2007, respectively; Title - $.5 million and $1.2 million compared to $.5 million and $.9 million for the quarter and six months ending June 30, 2008 and 2007, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas.  The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. In none of the actions against ORNTIC has a class yet been certified.  Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future.

Since early February 2008, more than 60 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states.  The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate.  A number of the suits also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”).  The Company and its principal title insurance subsidiary, Old Republic National Title Insurance Company, are currently among the named defendants in 35 of these actions, and are likely to be included in others.  A second subsidiary, American Guaranty Title Insurance Company, is also named in most but not all of the same suits.  No class has yet been certified.

Two other lawsuits seeking certification as class actions are pending against ORNTIC and two title agency affiliates, Old Republic Title, Ltd. and Old Republic Title Company, one in the U.S. District Court for the Western District of Washington and the other in the U.S. District Court for the Northern District of California.  Filed in May, 2008, the suit in Washington alleges that ORNTIC and its affiliate deceptively charged fees for reconveyancing services they did not perform and split the fees with settlement service providers in violation of RESPA.  The action in California is brought by and on behalf of Hispanic home buyers in Monterey County against various real estate developers, brokers, mortgage brokers, mortgage lenders, mortgage loan servicers, as well as the Company’s title agency subsidiary, and alleges that the title agency failed to provide adequate disclosures to protect the buyers from the abusive sales and predatory lending practices of the other defendants.  Both actions seek damages, declaratory and injunctive relief.  No class has yet been certified in either action.

At their present stage, the impact of these lawsuits, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable.  The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions.  Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

ORNTIC and Old Republic Title Company succeeded in having the Superior Court of Washington, King County, dismiss a previously disclosed lawsuit alleging that they had overcharged customers for escrow related fees and failed to disclose the interest or earnings credits realized on moneys deposited into escrow.  The plaintiffs in that suit may choose to appeal the decision.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2008 and 2007
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.6% of consolidated operating revenues for the six months ended June 30, 2008 and 2.1% of consolidated assets as of June 30, 2008, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net realized investment gains or losses, declined significantly in this year’s second quarter and first half. The reduced performance stemmed from continued weakness in the Company’s housing-related mortgage guaranty and title insurance lines. Management believes that the substantial dislocations that have enveloped all businesses with housing and mortgage-lending exposures are likely to exert negative pressures on earnings well into 2009. These lowered expectations aside, the Company’s strong financial underpinnings and the overall earnings sustainability of its general insurance business should provide necessary earnings support and capital management flexibility for the anticipated resumption of positive operating earnings trends in 2010 and beyond.

The year-over-year decline in book value per share stemmed from the reduction in net income, cash outlays for dividends to shareholders, and from currently lower securities market valuations for fixed maturity and equity investments.

Consolidated Results – The major components of Old Republic’s consolidated results were as follows for the periods shown:

Quarters Ended June 30,	Six Months Ended June 30,
2008	2007	Change	2008	2007	Change
Operating revenues:
General insurance	$561.3	$612.2	-8.3%	$1,142.9	$1,202.0	-4.9%
Mortgage guaranty	173.6	147.0	18.1	346.1	286.4	20.8
Title insurance	179.3	236.5	-24.2	346.4	453.7	-23.6
Corporate and other	22.9	23.1		52.5	47.6
Total	$937.4	$1,018.9	-8.0%	$1,888.1	$1,989.8	-5.1%
Pretax operating income (loss):
General insurance	$56.3	$108.7	-48.2%	$146.1	$211.7	-31.0%
Mortgage guaranty	(140.7)	36.8	-481.6	(263.1)	85.1	-408.8
Title insurance	(4.5)	3.6	-223.7	(17.2)	4.3	-493.2
Corporate and other	1.4	4.5		6.0	5.2
Sub-total	(87.5)	153.8	-156.9	(128.1)	306.5	-141.8
Realized investment gains (losses):
From sales	6.8	13.3		7.7	16.3
From impairments	(437.3)	-		(437.3)	-
Net realized investment gains (losses)	(430.5)	13.3		(429.6)	16.3
Consolidated pretax income (loss)	(518.1)	167.2	-409.9	(557.7)	322.9	-272.7
Income taxes (credits)	(153.3)	52.0	-394.8	(173.9)	99.9	-274.0
Net income (loss)	$(364.7)	$115.1	-416.8%	$(383.8)	$222.9	-272.2%
Consolidated underwriting ratio:
Benefits and claims ratio	82.0%	51.4%	79.3%	50.0%
Expense ratio	39.1	41.5	39.1	42.5
Composite ratio	121.1%	92.9%	118.4%	92.5%
Components of diluted earnings per share:
Net operating income (loss)	$(0.22)	$0.45	-148.9%	$(0.30)	$0.91	-133.0%
Net realized investment gains (losses)	(1.36)	0.04		(1.36)	0.04
Net income (loss)	$(1.58)	$0.49	-422.4%	$(1.66)	$0.95	-274.7%

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

General Insurance Results – First half 2008 general insurance earnings were mainly affected by moderately lower earned premiums and the higher claim ratios shown in the following table:

General Insurance Group
Quarters Ended June 30,	Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net premiums earned	$494.2	$540.1	-8.5%	$1,007.0	$1,061.9	-5.2%
Net investment income	62.6	64.7	-3.1	127.1	127.5	-0.3
Pretax operating income	$56.3	$108.7	-48.2%	$146.1	$211.7	-31.0%

Claims ratio	76.0%	67.3%	72.9%	66.0%
Expense ratio	24.5	23.6	24.5	25.2
Composite ratio	100.5%	90.9%	97.4%	91.2%

Earned premiums trended lower in this year’s first six months. A moderately declining rate environment for most commercial insurance prices in the past 30 months or so has hindered meaningful additions to Old Republic’s premium base. For the first six months of 2008, the slightly lower top line was accompanied by increases in the claims ratios shown in the above table. These ratios compare to an average of 66.8% for the five most recent calendar years. This year’s higher claims ratio is attributable to the combination of greater loss costs for most insurance coverages and the effect of the above noted moderate premium rate decline. The increased loss ratios, however, were most accentuated for Old Republic’s consumer credit indemnity and general aviation coverages.

Expense-wise, the lower ratio for this year’s first half compared favorably with the 25.2% registered in the same period last year, and the average of 24.8% for the five years through 2007. The slight decline in 2008 reflects temporary or cycle-related differences in volume contributions from insurance coverages experiencing varying year-over-year production volumes and expense content. In the near term, however, these differences should attenuate and trend toward longer term averages.

General Insurance Group net investment income reflects lower investment yields on a greater invested asset base.

Mortgage Guaranty Results – A continued rise in claim costs, driven mainly by higher mortgage loan delinquencies and claim severity, more than offset strong double digit increases in net premiums earned for this year’s first half. As a consequence, pretax operating results were unprofitable for the fourth consecutive quarter. Key indicators of this cyclical reversal in profitability for Old Republic’s second largest business segment are shown below and in the accompanying statistical exhibit.

Mortgage Guaranty Group
Quarters Ended June 30,	Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net premiums earned	$149.1	$125.0	19.3%	$296.7	$243.0	22.1%
Net investment income	21.4	19.0	12.6	42.9	37.9	13.2
Pretax operating income (loss)	$(140.7)	$36.8	-481.6%	$(263.1)	$85.1	-408.8%

Claims ratio	192.5%	65.9%	186.9%	60.3%
Expense ratio	16.2	19.8	16.3	20.3
Composite ratio	208.7%	85.7%	203.2%	80.6%

Mortgage guaranty premium growth in this year’s second quarter and first half was mostly due to a 31.6% increase in traditional primary risk in force at June 30, 2008 vis-à-vis the same period of 2007. This increase stems from rising new insurance writings during the most recent four quarters as a result of greater market demand for traditional primary coverage and from higher business persistency (79.9% on an annualized basis as of June 2008 versus 74.7% as of June 2007.)

The unprecedented cyclical downturn in housing and related mortgage finance industries affecting this Old Republic segment since 2007, however, contributed to the above noted offsetting impact of higher claim costs. Such costs reflect the combination of unfavorable loan default trends, greater claim severity caused by the larger insured loan values of recent years, and lessened opportunities to mitigate reported claims. Inflated inventories of unsold homes, weakening home values, and a more restrictive credit environment are main causes for the reduced mitigation opportunities.

The disparity between paid and incurred loss ratios shown in the above table stems from much greater claim reserve provisions which accounted for 132.5 loss ratio points in this year’s second quarter, compared to just 28.9 loss ratio points in the same quarter of 2007. For the first half, claim reserve provisions produced increases of 129.4 and 24.1 loss ratio points in 2008 and 2007, respectively. For all of 2007 reserve increases accounted for 76.3 points of that year’s loss ratio of 118.8%. As of June 30, 2008, net claim reserves of $1.02 billion were approximately 234% higher than they were twelve months earlier, and 60% greater than the amount posted at year end 2007.

The lower production and operating expense ratios for this year’s second quarter and first half continued to be a bright spot in operating trends as greater premium volume has not been accompanied by a corresponding increase in fixed operating costs. The beneficial effect of these relatively lower costs and the above-noted increase in earned premiums on bottom line results, however, was fully offset by the more severe impact of greater claim costs.

In combination, the above-cited factors have led to the higher composite ratios shown in the preceding table. Underlining the extreme severity of the current cyclical downturn in the housing and mortgage lending fields, these ratios compare with an average of 74.0% registered during the five years ended December 31, 2007.

Underwriting results notwithstanding, Old Republic’s Mortgage Guaranty segment continued to post strong operating cash flows. These have been additive to a very liquid invested asset base which reached $1.95 billion as of June 30, 2008, up 19.9% from the level registered one year earlier. The greater invested asset base was mainly responsible for the investment income growth posted for the periods reported upon.

Title Insurance Results – Old Republic’s title insurance business registered an operating loss for this year’s first half. Key operating performance indicators are shown in the following table:

Title Insurance Group
Quarters Ended June 30,	Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net premiums and fees earned	$172.9	$229.5	-24.6%	$333.7	$439.6	-24.1%
Net investment income	6.3	6.8	-6.3	12.8	13.5	-5.3
Pretax operating income (loss)	$(4.5)	$3.6	-223.7%	$(17.2)	$4.3	-493.2%

Claims ratio	6.8%	6.4%	6.9%	6.2%
Expense ratio	99.4	94.7	101.9	95.7
Composite ratio	106.2%	101.1%	108.8%	101.9%

The ongoing cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy led to further year-over-year reductions of premium and fee revenues for the Company’s title segment. Direct production facilities in the Western United States continued to sustain the greatest adverse effects of this downturn. Claims ratios in 2008 have trended slightly higher as they did for all of 2007. While overall 2008 production and operating expenses have dropped significantly, the decline continues to be insufficient to counter the larger reduction in title premium and fees revenues.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a greater gain in this year’s first half. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

% Change
June 2008	December 2007	June 2007	June ‘08/ Dec ‘07	June ‘08/ June ‘07
Cash and invested assets at fair value	$8,691.0	$8,924.0	$8,407.4	-2.6%	3.4%

Shareholders’ equity:
Total	$4,058.9	$4,541.6	$4,517.6	-10.6%	-10.2%
Per common share	$17.59	$19.71	$19.51	-10.8%	-9.8%

Composition of shareholders’ equity per share:
Equity before items below	$17.33	$19.31	$19.39	-3.1%	-3.5%
Unrealized investment gains or losses and other accumulated comprehensive income	0.26	0.40	0.12
Total	$17.59	$19.71	$19.51	-10.8%	-9.8%

Consolidated cash flow from operating activities amounted to $328.8 million for the first half of 2008 versus $404.8 million for the same period in 2007. Measured on the basis of original cost, the cash and invested asset base grew by 2.8% to $9.05 billion between year-end 2007 and June 30th of this year, and by 8.4% for the fiscal twelve months ended on the latter date.

The investment portfolio reflects a current allocation of approximately 87% to fixed-maturity securities and 6% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries. Consequently, it contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and changes in market valuations of invested assets for the periods reported upon.

A summary of all changes in book value per share for the periods reported upon follows:

Shareholders’ Equity Per Share
Quarter Ended June 30, 2008	Six Months Ended June 30, 2008	Fiscal Twelve Months Ended June 30, 2008
Beginning book value per share	$18.99	$19.71	$19.51
Changes in shareholders’ equity for the periods:
Net operating loss	(0.22)	(0.30)	(0.23)
Net realized investment gains (losses):
From sales	0.02	0.02	0.17
From impairments	(1.38)	(1.38)	(1.38)
Subtotal	(1.36)	(1.36)	(1.21)
Net unrealized investment gains (losses)	0.35	(0.13)	0.06
Total realized and unrealized investment gains (losses)	(1.01)	(1.49)	(1.15)
Cash dividends	(0.17)	(0.33)	(0.65)
Treasury stock acquired	-	-	0.01
Stock issuance, foreign exchange, and other transactions	-	-	0.10
Net change	(1.40)	(2.12)	(1.92)
Ending book value per share	$17.59	$17.59	$17.59

As indicated in the following table, Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty businesses (MGIC Investment Corp. and The PMI Group) and that of a national title insurer (LandAmerica Financial Group) account for a substantial portion of the investment losses reflected in the above summary. Unrealized losses, including such losses that are categorized as other-than-temporarily impaired represent the net difference between the most recently established cost and the quarter-end market values of the investments.  These three significant investments accounted for approximately 87% of the total  net realized investment losses from impairments sustained by the Company. The aggregate cost, market value, latest underlying equity values reported by the three investees, are shown below:

Values of Three Significant Investments
As of
June 30, 2008	March 31, 2008	December 31, 2007
Total value of the three investments:	Original cost	$509.8	$496.8	$435.7
	Market value	128.9	231.0	383.6
	Underlying equity(*)	$715.6	$689.2	$699.6

(*) Underlying equity based on latest reports (usually lagging by one quarter) issued by investees.

When making evaluations of equity and other securities that are currently trading below cost, management considers the Company’s ability and intent to retain its investment for a period sufficient to recover their cost and to obtain a competitive long-term total return on such holdings. It also considers the effects of economic cycles, of specific market conditions relative to the industry or operations of the investees, the latter’s book values and trends therein, both of which are considered to be more indicative of the long-term intrinsic values of financial sector investees than current market quotations. With particular reference to the above noted mortgage guaranty investees, it also considers their continued acceptability as going concern insurance providers by the U.S. government supported enterprises they serve (Fannie Mae and Freddie Mac). The three holdings were acquired as passive long-term investment additions to two core segments of Old Republic’s business. Their acquisitions between the second half of 2007 and early 2008 were also made in the general context of the Company’s overall investment strategy and in anticipation of a 2010 turn-around in the mortgage lending and housing markets. In management’s judgment, the currently negative market valuations of companies operating in the housing and mortgage-related sectors of the American economy have been impacted significantly by the cyclical macroeconomic conditions affecting these sectors. The combination of Old Republic’s necessary long term orientation in the management of its business, its ability to hold these and other securities for the long haul by virtue of the highly liquid quality and asset/liability-matched character of its overall investment portfolio, its commitment to the mortgage guaranty and title insurance segments through cyclical highs and lows, and the strategic importance of these segments to the Company’s insurance lines of business diversification is determinative of the long-term value of these securities.

However, based on the Company’s current understanding of accounting guidance, a company must take a shorter view by which it  evaluates individual securities for their potential other-than-temporary impairements (“OTTI”). Consequently, for external reporting purposes only, and effective with its 2008 financial statements, Old Republic has elected to at once simplify the process and shorten the evaluation time frames it will consider in these regards. In this light, absent issuer-specific circumstances that would require earlier OTTI recognition, all unrealized  investment  losses pertaining  to any  equity security amounting to a 20% or  greater decline for  a six month period will be included automatically, on a non-judgmental, market value-driven basis in the determination of net income. Unrealized losses exhibiting lesser percentages and shorter periods of declines, and all unrealized gains will continue to be recorded directly in a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, OTTI losses recorded in the income statement of one period can not be offset by market value gains on the previously impaired securities unless they are actually sold. Such unrealized market value gains would only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

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

FINANCIAL POSITION

The Company’s financial position at June 30, 2008 reflected decreases in assets and common shareholders’ equity of 1.4%, and 10.6%, respectively, and increased liabilities of 3.4% when compared to the immediately preceding year-end. Cash and invested assets represented 66.3% and 67.1% of consolidated assets as of June 30, 2008 and December 31, 2007, respectively. Consolidated operating cash flow was positive at $328.8 million in the first six months of 2008 compared to $404.8 million in the same period of 2007. As of June 30, 2008, invested assets decreased 3.0% to $8,498.1 million principally as a result of a net decline in the market valuation of such assets.

Investments - During the first six months of 2008 and 2007, the Company committed most investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2008 and 2007, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called "junk bonds", illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), or derivatives. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At June 30, 2008, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2008. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

June 30,	December 31,
2008	2007
Aaa	21.1%	32.9%
Aa	25.7	17.0
A	31.3	27.9
Baa	19.8	20.2
Total investment grade	97.9	98.0
All other (b)	2.1	2.0
Total	100.0%	100.0%

(a)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(b)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

June 30, 2008
Amortized Cost	Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Service	$39.3		$5.7
Consumer Durables	40.0		4.0
Financial	13.8		2.1
Retail	15.0		.6
Other (includes 6 industry groups)	29.9		1.6
Total	$138.3	(c)	$14.3

(c)	Represents 1.9% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

June 30, 2008
Amortized Cost	Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$239.6		$10.5
Utilities	440.3		8.0
Municipals	872.1		7.7
Financial	183.5		5.6
Other (includes 17 industry groups)	1,236.7		28.6
Total	$2,972.4	(d)	$60.6

(d)	Represents 40.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

June 30, 2008
Cost	Gross Unrealized Losses
Equity Securities by Industry Concentration:
Banking	$7.4		$1.5
Insurance	9.2		1.1
Utilities	6.8		.6
Total	$23.4	(e)	$3.3	(f)

(e)	Represents 5.1% of the total equity securities portfolio.
(f)	Represents 0.7% of the cost of the total equity securities portfolio, while gross unrealized gains represent 14.6% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

June 30, 2008
Amortized Costs of Fixed Maturity Securities	Gross Unrealized Losses
All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$192.3	$36.9	$1.5	$.4
Due after one year through five years	1,478.6	86.1	35.4	10.7
Due after five years through ten years	1,419.0	15.2	37.5	3.0
Due after ten years	20.7	-	.5	-
Total	$3,110.8	$138.3	$75.0	$14.3

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

June 30, 2008
Amount of Gross Unrealized Losses
Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$32.8	$-	$-	$32.8
Seven to twelve months	4.1	1.2	-	5.4
More than twelve months	30.7	4.7	1.3	36.7
Total	$67.7	$5.9	$1.3	$75.0
Equity Securities:
One to six months	$.6	$1.5	$-	$2.2
Seven to twelve months	1.0	-	-	1.0
More than twelve months	-	-	-	-
Total	$1.6	$1.5	$-	$3.3

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	672	-	-	672
Seven to twelve months	21	1	-	22
More than twelve months	133	3	1	137
Total	826	4	1	831	(g)
Equity Securities:
One to six months	1	1	-	2
Seven to twelve months	1	-	-	1
More than twelve months	-	-	1	1
Total	2	1	1	4	(g)

(g)	At June 30, 2008 the number of issues in an unrealized loss position represent 41.8% as to fixed maturities, and 14.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost. The percentage reduction from original cost reflects the decline as of a specific point in time (June 30, 2008 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2008	2007
Maturity Ranges:
Due in one year or less	11.4%	11.7%
Due after one year through five years	50.8	46.8
Due after five years through ten years	37.4	41.1
Due after ten years through fifteen years	.4	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.3	4.4
Duration (h)	3.7	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of June 30, 2008 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2008	2007
Fixed Maturity Securities:
Amortized cost	$7,372.3	$7,312.2
Estimated fair value	7,378.6	7,383.6
Gross unrealized gains	81.3	106.9
Gross unrealized losses	(75.0)	(35.6)
Net unrealized gains	$6.3	$71.3

Equity Securities:
Cost	$457.7	$807.3
Estimated fair value	521.0	842.1
Gross unrealized gains	66.6	115.1
Gross unrealized losses	(3.3)	(80.4)
Net unrealized gains (losses)	$63.3	$34.7

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $414.7 million in dividends from its subsidiaries in 2008 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest on outstanding debt and quarterly cash dividend payments to shareholders. In addition, Old Republic can currently access the commercial paper market for up to $265.0 million to meet unanticipated liquidity needs of which $60.0 million was outstanding at June 30, 2008.

Capitalization - Old Republic’s total capitalization of $4,125.3 million at June 30, 2008 consisted of debt of $66.3 million and common shareholders' equity of $4,058.9 million. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the regular annual rate in each of the past 27 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February, 2008 meeting, the Board of Directors approved a new quarterly cash dividend rate of 17 cents per share effective in the second quarter of 2008, up from 16 cents per share, subject to the usual quarterly authorizations.

At its May, 2006 meeting, the Company’s Board of Directors authorized the reacquisition of up to $500.0 million of common shares as market conditions warrant during the two year period from that date. During 2007, the Company reacquired 1,566,100 shares of its common stock for $28.3 million or $18.13 per share. No additional shares were purchased under this authorization during 2008.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 36% of 2008 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 64% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

Earned Premiums and Fees
General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2005	$1,805.2	$429.5	$1,081.8	$70.3	$3,386.9	8.7%
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
Six Months Ended June 30:
2007	1,061.9	243.0	439.6	38.4	1,783.0	5.4
2008	1,007.0	296.7	333.7	44.7	1,682.2	-5.7
Quarters Ended June 30:
2007	540.1	125.0	229.5	18.4	913.2	7.6
2008	$494.2	$149.1	$172.9	$19.1	$835.5	-8.5%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	39.1%	21.9%	10.3%	11.0%	5.4%	12.3%
2006	39.6	21.7	11.0	10.7	5.1	11.9
2007	35.0	23.5	13.8	9.3	7.8	10.6
Six Months Ended June 30:
2007	35.4	24.4	12.3	9.2	7.9	10.8
2008	34.4	21.3	16.1	9.7	7.8	10.7
Quarters Ended June 30:
2007	34.8	23.6	12.8	9.0	8.0	11.8
2008	34.9%	20.5%	15.3%	9.8%	7.7%	11.8%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group.

Mortgage Guaranty Production by Type
New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$20,554.5	$9,944.3	$498.2	$30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
Six Months Ended June 30:
2007	11,775.5	8,486.9	246.7	20,509.2
2008	13,852.9	3.5	712.6	14,569.1
Quarters Ended June 30:
2007	7,156.7	4,551.1	69.6	11,777.6
2008	$5,986.0	$-	$231.5	$6,217.5

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$5,112.4	$1,053.1	$11.7	$6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
2007	7,844.5	724.5	15.2	8,584.4
Six Months Ended June 30:
2007	2,847.1	534.5	7.2	3,388.9
2008	3,213.5	.6	7.2	3,221.4
Quarters Ended June 30:
2007	1,731.5	231.8	1.2	1,964.5
2008	$1,375.5	$-	$2.3	$1,377.9

Premium and Persistency Trends by Type:	Earned Premiums	Persistency
Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2005	$508.0	$429.5	65.5%	59.5%
2006	524.7	444.3	73.1	70.5
2007	612.7	518.2	77.6	73.7
Six Months Ended June 30:
2007	286.7	243.0	74.7	66.5
2008	350.7	296.7	79.9%	81.4%
Quarters Ended June 30:
2007	147.5	125.0
2008	$176.4	$149.1

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with Fair, Issac & Company (“FICO”) credit scores below 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 9.6% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force by Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2005	$14,711.2	$1,758.8	$586.1	$17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
As of June 30:
2007	15,392.1	2,607.6	543.5	18,543.3
2008	$20,254.2	$2,204.1	$478.1	$22,936.6

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2005	8.3%	31.8%	53.1%	6.8%
2006	8.5	32.6	54.6	4.3
2007	8.5	33.6	55.1	2.8
As of June 30:
2007	8.7	33.3	54.3	3.7
2008	7.5%	32.1%	58.0%	2.4%

Bulk(a):
As of December 31:
2005	21.2%	38.7%	38.7%	1.4%
2006	24.1	35.7	39.8	.4
2007	19.4	34.9	45.4	.3
As of June 30:
2007	21.4	35.5	42.8	.3
2008	18.9%	34.1%	46.8%	.2%

Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary:
As of December 31:
2005	5.4%	37.7%	39.1%	17.8%
2006	5.0	37.4	36.0	21.6
2007	4.7	34.4	32.0	28.9
As of June 30:
2007	4.8	36.2	33.8	25.2
2008	5.2%	34.5%	31.4%	28.9%

Bulk(a):
As of December 31:
2005	57.3%	27.4%	11.6%	3.7%
2006	63.4	23.1	9.0	4.5
2007	62.0	20.9	9.3	7.8
As of June 30:
2007	63.2	21.3	9.0	6.5
2008	62.7%	20.5%	9.0%	7.8%

(a)	Bulk pool risk in-force, which represented 43.8% of total bulk risk in-force at June 30, 2008, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Top Ten States:
Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	9.0%	7.1%	6.3%	5.4%	3.7%	3.6%	3.1%	2.8%	4.7%	3.8%
2006	9.0	7.5	5.8	5.4	3.7	3.1	3.1	2.8	4.8	4.0
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
As of June 30:
2007	8.9	7.7	5.6	5.2	3.6	3.0	3.1	2.7	4.7	4.0
2008	8.6%	7.9%	5.2%	5.2%	3.3%	5.3%	3.1%	2.9%	4.4%	3.7%

Bulk(a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	8.3%	4.5%	3.3%	4.9%	3.6%	19.0%	3.8%	4.0%	2.7%	6.3%
2006	9.4	4.8	3.6	4.5	3.4	17.7	3.2	4.4	2.8	4.6
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
As of June 30:
2007	9.0	4.9	4.1	4.0	3.1	17.8	3.5	4.2	2.9	5.9
2008	9.7%	4.6%	4.0%	4.0%	3.1%	18.1%	3.4%	4.3%	3.0%	5.4%

Risk in Force Distribution By Level of Documentation:	Full Docu- mentation	Reduced Docu- mentation
Traditional Primary:
As of December 31:
2005	90.6%	9.4%
2006	89.4	10.6
2007	88.0	12.0
As of June 30:
2007	88.8	11.2
2008	89.0%	11.0%

Bulk (a):
As of December 31:
2005	51.9%	48.1%
2006	51.9	48.1
2007	49.6	50.4
As of June 30:
2007	49.1	50.9
2008	49.4%	50.6%

Risk in Force By Loan Type:	Fixed Rate	Adjustable Rate
Traditional Primary:
As of December 31:
2005	90.9%	9.1%
2006	92.3	7.7
2007	94.4	5.6
As of June 30:
2007	93.3	6.7
2008	95.2%	4.8%

Bulk (a):
As of December 31:
2005	64.6%	35.4%
2006	65.7	34.3
2007	70.9	29.1
As of June 30:
2007	69.0	31.0
2008	73.0%	27.0%

(a)	Bulk pool risk in-force, which represented 43.8% of total bulk risk in-force at June 30, 2008, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2005	37.1%	62.9%
2006	32.3	67.7
2007	32.1	67.9
Six Months Ended June 30:
2007	33.6	66.4
2008	36.1	63.9
Quarters Ended June 30:
2007	33.3	66.7
2008	37.9%	62.1%

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

	Market	Invested
Invested Assets at Cost	Value	Assets at
General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Market Value
As of December 31:
2006	$5,524.8	$1,571.6	$611.1	$246.6	$7,954.3	$101.8	$8,056.1
2007	5,984.9	1,795.8	606.0	252.9	8,639.7	121.4	8,761.2
As of June 30:
2007	5,717.2	1,632.6	602.4	181.2	8,133.6	54.7	8,188.3
2008	$5,612.2	$1,954.2	$581.5	$272.4	$8,420.5	$77.7	$8,498.1

Net Investment Income	Yield at
General	Mortgage	Title	Corporate and Other	Total	Cost	Market
Years Ended
December 31:
2005	$197.0	$70.1	$26.0	$16.9	$310.1	4.51%	4.40%
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
Six Months Ended
June 30:
2007	127.5	37.9	13.5	6.2	185.2	4.60	4.56
2008	127.1	42.9	12.8	5.4	188.4	4.42	4.37
Quarters Ended
June 30:
2007	64.7	19.0	6.8	3.1	93.7	4.62	4.57
2008	$62.6	$21.4	$6.3	$2.6	$93.1	4.34%	4.33%

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the securing of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and the providing  of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Sales of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2008 and 2007, 93.1% and 93.5%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized investment gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized investment gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns. Relatively greater realized investment gains in equity securities in 2005 resulted largely from sales of substantial portions of actively managed equity holdings and reinvestment of proceeds in index-style investment portfolios.

Realized Gains (Losses) on Disposition of Securities	Impairment Losses on Securities
Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Fixed maturity securities	Equity securities and miscell- aneous investments	Total	Net realized gains (losses)
Years Ended December 31:
2005	$4.5	$69.6	$74.1	$(2.7)	$(6.5)	$(9.2)	$64.9
2006	2.0	16.9	19.0	-	-	-	19.0
2007	2.2	68.1	70.3	-	-	-	70.3
Six Months Ended June 30:
2007	1.2	15.1	16.3	-	-	-	16.3
2008	2.6	5.0	7.7	-	(437.3)	(437.3)	(429.6)
Quarters Ended June 30:
2007	.4	12.8	13.3	-	-	-	13.3
2008	$1.5	$5.2	$6.8	$-	$(437.3)	$(437.3)	$(430.5)

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

The following table shows a breakdown of gross and net of reinsurance claim and loss adjustment expense reserve estimates for major types of insurance coverages as of June 30, 2008 and December 31, 2007:

June 30, 2008	December 31, 2007
Gross	Net	Gross	Net
Claim and Loss Adjustment Expense Reserves:
Commercial automobile (mostly trucking)	$1,033.8	$843.1	$1,041.6	$845.6
Workers' compensation	2,232.7	1,270.8	2,195.5	1,265.8
General liability	1,180.7	595.9	1,173.2	587.1
Other coverages	712.0	490.1	691.2	476.9
Unallocated loss adjustment expense reserves	154.2	103.4	154.8	104.0
Total general insurance reserves	5,313.5	3,303.5	5,256.5	3,279.7

Mortgage guaranty	1,120.1	1,026.7	645.2	642.9
Title	269.6	269.6	273.5	273.5
Life and health	33.5	26.3	30.3	24.7
Unallocated loss adjustment expense reserves – other coverages	25.8	25.8	25.4	25.4
Total claim and loss adjustment expense reserves	$6,762.7	$4,652.1	$6,231.1	$4,246.3
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$179.4	$149.8	$190.5	$158.1
% of total general insurance reserves	3.4%	4.5%	3.6%	4.8%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At June 30, 2008, such reserves accounted for 78.6% and 71.0% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2007 represented 84.4% and 77.2% of the respective consolidated amounts.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	66.9%	37.2%	6.0%	43.3%
2006	65.9	42.8	5.9	45.3
2007	67.8	118.8	6.6	60.2
Six Months Ended June 30:
2007	66.0	60.3	6.2	50.0
2008	72.9	186.9	6.9	79.3
Quarters Ended June 30:
2007	67.3	65.9	6.4	51.4
2008	76.0%	192.5%	6.8%	82.0%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance types of coverage were as follows:

General Insurance Claims Ratios by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	66.9%	78.9%	48.9%	52.1%	97.4%	59.5%
2006	75.4	74.5	40.6	55.0	57.5	55.6
2007	74.0	70.9	69.6	54.9	59.9	55.9
Six Months Ended June 30:
2007	74.9	70.4	56.8	53.5	55.9	55.4
2008	73.5	69.2	102.1	57.1	64.8	54.3
Quarters Ended June 30:
2007	73.5	72.0	61.0	56.1	63.0	51.5
2008	73.3%	68.2%	117.3%	65.5%	64.2%	53.9%

The general insurance portion of the claims ratio reflects reasonably consistent overall trends through December 31, 2007. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claims ratio for financial indemnity coverages in 2007 and both 2008 periods was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers compensation coverages, and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as reclassifications of other coverages’ reserves, typically workers compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.4 years (gross) and 9.7 years (net of reinsurance) as of June 30, 2008 and 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.8% of general insurance group net incurred losses for the five years ended December 31, 2007.

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

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

Average Paid Claim Amount (a)	Delinquency Ratio
Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2005	$24,255	$20,639	4.67%	3.67%
2006	25,989	21,846	4.41	3.29
2007	32,214	34,951	5.47	6.85
Six Months Ended June 30:
2007	28,989	27,301	4.36	3.71
2008	39,358	52,458	6.92%	11.29%
Quarters Ended June 30:
2007	29,860	26,682
2008	$39,403	$55,550

(a) Amounts are in whole dollars.

Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	3.1%	5.7%	5.9%	4.2%	8.3%	1.8%	4.1%	2.2%	4.9%	4.7%
2006	2.7	4.5	6.1	4.5	7.8	2.9	4.1	2.6	4.6	4.8
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
As of June 30:
2007	4.0	3.9	6.0	4.6	7.2	3.9	4.2	3.0	3.8	4.3
2008	13.3%	4.8%	7.9%	7.0%	8.4%	12.5%	7.4%	5.3%	4.9%	6.0%

Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	1.9%	5.5%	5.8%	3.0%	8.4%	.9%	3.7%	.9%	3.0%	4.3%
2006	1.6	4.0	4.4	4.2	9.3	1.6	3.5	1.0	3.3	4.4
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	5.1	5.8	6.6
As of June 30:
2007	2.8	3.6	4.4	4.6	8.2	2.8	3.7	1.7	3.9	4.2
2008	16.5%	7.0%	11.4%	12.8%	13.6%	13.8%	10.7%	10.4%	7.3%	9.4%

Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	2.4%	5.3%	5.3%	2.8%	7.5%	.9%	3.7%	1.6%	3.8%	4.3%
2006	2.0	4.1	5.2	3.1	7.3	1.4	3.6	1.6	3.3	4.3
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	3.3	4.1	5.1
As of June 30:
2007	3.2	3.7	5.2	3.3	7.0	2.4	3.8	2.2	3.1	4.2
2008	13.0%	4.9%	7.9%	6.7%	8.7%	10.7%	8.0%	4.9%	4.5%	6.1%

(b)	As determined by risk in force as of June 30, 2008, these 10 states represent 49.5%, 59.7%, and 50.0%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim costs in 2007 and for the first six months of 2008 are reflective of the continuing downturn in the housing and related mortgage lending industries.

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

Expenses: Underwriting, Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	24.6%	22.4%	88.2%	45.2%
2006	24.4	22.5	93.6	44.7
2007	24.1	17.7	98.1	41.3
Six Months Ended June 30:
2007	25.2	20.3	95.7	42.5
2008	24.5	16.3	101.9	39.1
Quarters Ended June 30:
2007	23.6	19.8	94.7	41.5
2008	24.5%	16.2%	99.4%	39.1%

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

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors discussed herein were as follows:

General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	91.5%	59.6%	94.2%	88.5%
2006	90.3	65.3	99.5	90.0
2007	91.9	136.5	104.7	101.5
Six Months Ended June 30:
2007	91.2	80.6	101.9	92.5
2008	97.4	203.2	108.8	118.4
Quarters Ended June 30:
2007	90.9	85.7	101.1	92.9
2008	100.5%	208.7%	106.2%	121.1%

Expenses: Income Taxes

The effective consolidated income tax rates on pretax losses were 29.6% and 31.2% in the second quarter and first six months of 2008, compared to effective tax rates on pretax income of 31.1% and 31.0% in the second quarter and first six months of 2007. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Old Republic’s market risk exposures at June 30, 2008, have not materially changed from those identified in the Company’s 2007 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information contained in Note 6 “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of registrant’s shareholders was held on May 23, 2008.

(b)
Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)	At the meeting, the shareholders voted on the following matters:

1.	The election of five Class 3 directors. There were at least 111,219,991 affirmative votes for each director and no more than 104,157,173 votes withheld for any single director.

2.
The approval of the selection of PricewaterhouseCoopers, LLP as the Company’s auditors for 2008. There were 214,083,338 shares voted for, 1,165,778 shares voted against, and 128,049 shares that abstained.  There were no Broker non-votes.

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

Old Republic International Corporation
(Registrant)
Date:	August 6, 2008

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