Form 10-Q
period 2008-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2008-10-31
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2008 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding September 30, 2008
Common Stock / $1 par value	230,753,860

There are 36 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION Report on Form 10-Q / September 30, 2008 INDEX

PAGE NO.

PART I FINANCIAL INFORMATION:

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 11

MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	12 – 32

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	33

CONTROLS AND PROCEDURES	33

PART II OTHER INFORMATION:

ITEM 1 – LEGAL PROCEEDINGS	34

ITEM 1A – RISK FACTORS	34

ITEM 6 – EXHIBITS	34

SIGNATURE	35

EXHIBIT INDEX	36

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited) September 30, 2008	December 31, 2007
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (adjusted cost: $7,381.1 and $7,312.2)	$7,285.6	$7,383.6
	Equity securities (at fair value) (adjusted cost: $404.4 and $807.3)	484.1	842.1
	Short-term investments (at fair value which approximates cost)	729.1	462.6
	Miscellaneous investments	32.4	64.7
	Total	8,531.3	8,753.1
	Other investments	8.2	8.1
	Total investments	8,539.6	8,761.2

	Other Assets:
	Cash	86.5	54.0
	Securities and indebtedness of related parties	29.1	15.3
	Accrued investment income	107.6	108.7
	Accounts and notes receivable	838.8	880.3
	Federal income tax recoverable: Current	9.5	6.2
	Prepaid federal income taxes	501.3	536.5
	Reinsurance balances and funds held	70.9	69.9
Reinsurance recoverable:	Paid losses	61.8	65.8
	Policy and claim reserves	2,372.5	2,193.4
	Deferred policy acquisition costs	234.3	246.5
	Sundry assets	351.4	352.3
		4,664.2	4,529.3
	Total Assets	$13,203.8	$13,290.6

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,025.6	$6,231.1
	Unearned premiums	1,176.3	1,182.2
	Other policyholders' benefits and funds	183.7	190.2
	Total policy liabilities and accruals	8,385.6	7,603.5
	Commissions, expenses, fees, and taxes	213.7	225.9
	Reinsurance balances and funds	293.5	288.7
	Federal income tax payable: Deferred	118.7	417.7
	Debt	124.1	64.1
	Sundry liabilities	153.6	148.8
	Commitments and contingent liabilities
	Total Liabilities	9,289.5	8,749.0

	Preferred Stock:
	Convertible preferred stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	230.7	232.0
	Additional paid-in capital	329.7	344.4
	Retained earnings	3,353.0	3,900.1
	Accumulated other comprehensive income	.7	93.3
	Treasury stock (at cost)(1)	-	(28.3)
	Total Common Shareholders' Equity	3,914.3	4,541.6
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,203.8	$13,290.6

(1)
At September 30, 2008 and December 31, 2007, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 230,753,860 at September 30, 2008 and 232,038,331 at December 31, 2007 were issued. At September 30, 2008 and December 31, 2007, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 0 and 1,566,100 as of September 30, 2008 and December 31, 2007, respectively.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
	Revenues:
	Net premiums earned	$784.7	$870.1	$2,372.5	$2,537.4
	Title, escrow, and other fees	50.4	50.9	144.9	166.7
	Total premiums and fees	835.2	921.1	2,517.5	2,704.2
	Net investment income	93.8	95.1	282.3	280.4
	Other income	7.2	9.6	24.6	31.1
	Total operating revenues	936.3	1,025.9	2,824.5	3,015.7
	Realized investment gains (losses):
	From sales	18.3	3.9	26.0	20.3
	From impairments	(11.5)	-	(448.9)	-
	Total realized investment gains (losses)	6.7	3.9	(422.8)	20.3
	Total revenues	943.1	1,029.8	2,401.6	3,036.0

	Benefits, Claims and Expenses:
	Benefits, claims, and settlement expenses	679.1	609.9	2,005.2	1,496.3
	Dividends to policyholders	4.0	1.9	11.9	6.9
	Underwriting, acquisition, and other expenses	333.2	381.8	1,014.1	1,168.8
	Interest and other charges	-	1.1	1.4	6.0
	Total expenses	1,016.5	994.8	3,032.8	2,678.1
	Income (loss) before income taxes (credits)	(73.4)	35.0	(631.1)	357.9

	Income Taxes (Credits):
	Current	13.5	44.8	51.8	133.0
	Deferred	(38.9)	(39.0)	(251.2)	(27.2)
	Total	(25.3)	5.8	(199.3)	105.7

	Net Income (Loss)	$(48.0)	$29.2	$(431.8)	$252.1

	Net Income (Loss) Per Share:
	Basic:	$(.21)	$.13	$(1.87)	$1.09
	Diluted:	$(.21)	$.12	$(1.87)	$1.08

Average shares outstanding:	Basic	230,735,600	231,014,468	230,716,219	231,627,204
	Diluted	230,735,600	232,298,642	230,716,219	233,448,109
	Dividends Per Common Share:
	Cash	$.17	$.16	$.50	$.47

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) ($ in Millions)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) as reported	$(48.0)	$29.2	$(431.8)	$252.1

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	(80.7)	106.5	(554.0)	75.9
Less: elimination of pretax realized gains (losses)
included in income (loss) as reported	6.7	3.9	(422.8)	20.3
Pretax unrealized gains (losses) on securities
carried at market value	(87.5)	102.5	(131.2)	55.6
Deferred income taxes (credits)	(30.6)	35.8	(45.9)	19.4
Net unrealized gains (losses) on securities	(56.8)	66.6	(85.2)	36.2
Other adjustments	(2.7)	7.9	(7.2)	20.2
Net adjustments	(59.6)	74.5	(92.5)	56.4

Comprehensive income (loss)	$(107.6)	$103.8	$(524.3)	$308.6

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Nine Months Ended September 30,
		2008	2007
	Cash flows from operating activities:
	Net income (loss)	$(431.8)	$252.1
	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Deferred policy acquisition costs	11.3	13.7
	Premiums and other receivables	41.5	26.4
	Unpaid claims and related items	612.1	400.7
	Other policyholders’ benefits and funds	(8.3)	20.7
	Income taxes	(254.6)	(1.9)
	Prepaid federal income taxes	35.2	(68.1)
	Reinsurance balances and funds	7.9	(8.9)
	Realized investment (gains) losses	422.8	(20.3)
	Accounts payable, accrued expenses and other	31.3	28.3
	Total	467.6	642.7

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	631.0	537.6
	Sales	72.4	27.0
	Sales of:
	Equity securities	79.2	73.3
	Other - net	42.7	13.0
	Purchases of:
	Fixed maturity securities	(814.7)	(986.7)
	Equity securities	(96.9)	(123.8)
	Other – net	(26.4)	(19.9)
	Purchase of a business	(4.3)	(4.3)
	Net decrease (increase) in short-term investments	(267.0)	30.3
	Other-net	(.4)	(.8)
	Total	(384.5)	(454.2)

	Cash flows from financing activities:
	Issuance of debentures and notes	93.0	81.3
	Issuance of common shares	3.0	14.0
	Redemption of debentures and notes	(33.1)	(131.3)
	Dividends on common shares	(115.2)	(108.5)
	Purchase of treasury shares	-	(28.3)
	Other-net	1.9	3.3
	Total	(50.5)	(169.5)

	Increase (decrease) in cash:	32.5	18.9
	Cash, beginning of period	54.0	71.6
	Cash, end of period	$86.5	$90.5

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$2.0	$5.6
	Income taxes	$54.9	$107.2

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

The Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and have not changed significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting under GAAP, other than possible interest and penalties which are classified as income tax expense, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company’s consolidated Federal income tax returns through year-end 2004 are closed and no significant adjustments have resulted. On October 22, 2008 the IRS commenced their examination of the Company’s 2006 consolidated income tax return.

The Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), is discussed in Note 3 of the Notes to Consolidated Financial Statements.

The adoption of FIN 48 and FAS 157 result in additional financial statement disclosures for GAAP reporting purposes and has no effect on the conduct of the Company’s business, its financial condition and results of operations.

2.	Common Share Data:

Earnings Per Share - The following table provides a reconciliation of the income and number of shares used in basic and diluted earnings per share calculations.

		Quarters Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
	Numerator:
	Net Income (loss)	$(48.0)	$29.2	$(431.8)	$252.1
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(48.0)	29.2	(431.8)	252.1
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(48.0)	$29.2	$(431.8)	$252.1
	Denominator:
	Denominator for basic earnings per share -
	Weighted-average shares (a)	230,735,600	231,014,468	230,716,219	231,627,204
	Effect of dilutive securities – stock options	-	1,284,174	-	1,820,905
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	230,735,600	232,298,642	230,716,219	233,448,109
Earnings per share:	Basic	$(.21)	$.13	$(1.87)	$1.09
	Diluted	$(.21)	$.12	$(1.87)	$1.08

	Anti-dilutive outstanding stock option awards excluded from earning per share computations	15,284,846	6,773,862	15,284,846	3,847,875

    (a)  All per share statistics have been restated to reflect all stock dividends and splits declared through September 30, 2008.

3      Investments:

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value, and applies to existing accounting pronouncements that require or permit fair value measurements. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). The adoption of FAS 157 has had no impact on the Company’s consolidated financial statements. Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of its fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparing the fair value estimates to its knowledge of the current market and to independent fair value estimates provided by the investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets using its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, net asset value (“NAV”) quoted mutual funds and a substantial portion of its short-term investments in highly liquid money market instruments and U.S. and Canadian Treasury bills. Level 2 securities generally include corporate bonds, municipal bonds and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the nine months ended September 30, 2008.

The following table shows a summary of assets measured at fair value segregated among the various input levels required by FAS 157:

	Fair value measurements as of September 30, 2008:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$277.4	$6,997.6	$10.5	$7,285.6
Equity securities	440.2	.1	43.7	484.1
Short-term investments	721.9	-	7.1	729.1

Net unrealized gains (losses) on investments amounted to $(6.2) at September 30, 2008. Unrealized appreciation (depreciation) of investments, before applicable deferred income taxes (credits) of $(3.5) at September 30, 2008 included gross unrealized gains (losses) of $159.8 and $(169.6) respectively. For the nine months ended September 30, 2008 and 2007, changes in net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(85.2) and $36.2, respectively. The amount of unrealized gains and losses is affected by the Company’s estimates of securities that have been classified as other-than-temporarily impaired (“OTTI”).

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. The decline in value of a security deemed OTTI is included in the determination of net income and a new cost basis is established for financial reporting purposes.

Realized investment gains (losses) included $11.5 and $448.9 of write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and nine months ended September 30, 2008, respectively. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarter and nine months ended September 30, 2007.

A valuation allowance of $42.0 (equivalent to a charge of $.18 per outstanding share) was established against a deferred tax asset related to the Company’s realized losses on investments at September 30, 2008. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to realized losses, net of the existing valuation allowance at September 30, 2008.

4.	Pension Plans:

The Company has three defined benefit pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made cash contributions of approximately $.7 and $2.9 to their pension plans in the quarter and nine months ended September 30, 2008, respectively, and expect to make cash contributions of approximately $1.1 to their pension plans in the fourth quarter of 2008.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General Insurance Group:
Net premiums earned	$500.3	$549.5	$1,507.4	$1,611.4
Net investment income and other income	65.3	70.0	201.2	210.1
Total revenues before realized gains or losses	$565.7	$619.5	$1,708.7	$1,821.5
Income (loss) before income taxes (credits) and realized investment gains or losses (a)	$77.0	$112.7	$223.2	$324.5
Income tax expense (credits) on above	$22.0	$34.6	$63.3	$98.9

Mortgage Guaranty Group:
Net premiums earned	$148.4	$133.9	$445.2	$377.0
Net investment income and other income	24.4	23.0	73.7	66.4
Total revenues before realized gains or losses	$172.8	$157.0	$518.9	$443.4
Income (loss) before income taxes (credits) and realized investment gains or losses	$(152.8)	$(83.0)	$(415.9)	$2.1
Income tax expense (credits) on above	$(54.8)	$(30.3)	$(149.7)	$(3.0)

Title Insurance Group:
Net premiums earned	$117.9	$168.1	$357.1	$491.9
Title, escrow and other fees	50.4	50.9	144.9	166.7
Sub-total	168.4	219.1	502.1	658.7
Net investment income and other income	6.3	7.0	19.1	21.2
Total revenues before realized gains or losses	$174.7	$226.1	$521.2	$679.9
Income (loss) before income taxes (credits) and realized investment gains or losses (a)	$(9.7)	$(3.3)	$(27.0)	$1.0
Income tax expense (credits) on above	$(3.8)	$(1.4)	$(10.6)	$(.8)

Consolidated Revenues:
Total revenues of above Company segments	$913.3	$1,002.8	$2,748.8	$2,945.0
Other sources (b)	30.6	31.4	99.7	96.5
Consolidated net realized investment gains (losses)	6.7	3.9	(422.8)	20.3
Consolidation elimination adjustments	(7.6)	(8.3)	(24.1)	(25.8)
Consolidated revenues	$943.1	$1,029.8	$2,401.6	$3,036.0

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits) and realized investment gains or losses of above Company segments	$(85.5)	$26.4	$(219.7)	$327.7
Other sources – net (b)	5.3	4.6	11.4	9.9
Consolidated net realized investment gains (losses)	6.7	3.9	(422.8)	20.3
Consolidated income (loss) before income taxes (credits)	$(73.4)	$35.0	$(631.1)	$357.9

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) for above Company segments	$(36.6)	$2.7	$(97.0)	$95.1
Other sources – net (b)	1.8	1.6	3.6	3.5
Income tax expense (credits) on consolidated net realized investment gains (losses)	9.4	1.3	(105.9)	7.1
Consolidated income tax expense (credits)	$(25.3)	$5.8	$(199.3)	$105.7

	September 2008	December 2007
Consolidated Assets:
General	$9,622.7	$9,769.9
Mortgage	2,753.0	2,523.8
Title	741.8	770.4
Other assets (b)	444.5	437.9
Consolidation elimination adjustments	(358.3)	(211.5)
Consolidated	$13,203.8	$13,290.6

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $3.5 and $10.3 compared to $3.4 and $11.7 for the quarter and nine months ending September 30, 2008 and 2007, respectively; Title - $.5 and $1.8 compared to $.6 and $1.5 for the quarter and nine months ending September 30, 2008 and 2007, respectively.

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

Since early February 2008, more than 75 purported consumer class action lawsuits have been filed nationwide against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of the suits also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). The Company and its principal title insurance subsidiary, Old Republic National Title Insurance Company, are currently among the named defendants in 34 of these actions in 5 states, and are likely to be included in others. A second subsidiary, American Guaranty Title Insurance Company, is also named in most but not all of the same suits. No class has yet been certified.

Also pending certification as a class action is a suit against ORNTIC and Old Republic Title, Ltd. in the U.S. District Court for the Western District of Washington. Filed in May, 2008, the suit alleges that ORNTIC and its affiliate deceptively charged fees for reconveyancing services they did not perform and split the fees with settlement service providers in violation of RESPA. The action seeks damages, declaratory and injunctive relief. No class has yet been certified in the action.

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

ORNTIC and Old Republic Title Company succeeded in having the Superior Court of Washington, King County, dismiss a previously disclosed lawsuit alleging that they had overcharged customers for escrow related fees and failed to disclose the interest or earnings credits realized on moneys deposited into escrow. The plaintiffs in that suit chose not to appeal the decision. ORNTIC also settled the previously disclosed suit brought by and on behalf of Hispanic home buyers in Monterey County, California, for  an immaterial amount.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2008 and 2007
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.4% of consolidated operating revenues for the nine months ended September 30, 2008 and 2.0% of consolidated assets as of September 30, 2008, is included within the corporate and other caption of this financial report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net realized investment gains or losses, continued to decline in this year’s third quarter and first nine months.  The much reduced performance stemmed from significant weakness in the Company’s housing-related mortgage guaranty and title insurance lines in particular.  Management currently believes that the substantial dislocations that have enveloped all businesses with housing and mortgage-lending exposures are likely to exert negative pressures on earnings well into 2009.  These lowered expectations aside, the Company’s strong financial underpinnings and the overall earnings sustainability of its general insurance business should provide reasonable earnings support and capital management flexibility for the anticipated resumption of positive operating earnings trends in 2010 and beyond.

The year-over-year decline in book value per share is mostly due to the shortfall in earnings, to cash outlays for regular dividends to shareholders, and to lower market valuations of fixed maturity and equity investments.

Consolidated Results – The major components of Old Republic’s consolidated results for the periods reported upon are shown below:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Operating revenues:
General insurance	$565.7	$619.5	-8.7%	$1,708.7	$1,821.5	-6.2%
Mortgage guaranty	172.8	157.0	10.1	518.9	443.4	17.0
Title insurance	174.7	226.1	-22.8	521.2	679.9	-23.3
Corporate and other	23.0	23.1		75.6	70.7
Total	$936.3	$1,025.9	-8.7%	$2,824.5	$3,015.7	-6.3%
Pretax operating income (loss):
General insurance	$77.0	$112.7	-31.7%	$223.2	$324.5	-31.2%
Mortgage guaranty	(152.8)	(83.0)	-84.1	(415.9)	2.1	N/M
Title insurance	(9.7)	(3.3)	-191.9	(27.0)	1.0	N/M
Corporate and other	5.3	4.6		11.4	9.9
Sub-total	(80.1)	31.0	-357.8	(208.3)	337.6	-161.7
Realized investment gains (losses):
From sales	18.3	3.9		26.0	20.3
From impairments	(11.5)	-		(448.9)	-
Net realized investment gains (losses)	6.7	3.9		(422.8)	20.3
Consolidated pretax income (loss)	(73.4)	35.0	-309.3	(631.1)	357.9	-276.3
Income taxes (credits)	(25.3)	5.8	-537.0	(199.3)	105.7	-288.4
Net income (loss)	$(48.0)	$29.2	-264.1%	$(431.8)	$252.1	-271.2%
Consolidated underwriting ratio:
Benefits and claims ratio	81.8%	66.4%		80.1%	55.6%
Expense ratio	38.8	40.2		39.0	41.7
Composite ratio	120.6%	106.6%		119.1%	97.3%
Components of diluted earnings per share:
Net operating income (loss)	$(0.20)	$0.11	-281.8%	$(0.50)	$1.02	-149.0%
Net realized investment gains (losses)	(0.01)	0.01		(1.37)	0.06
Net income (loss)	$(0.21)	$0.12	-275.0%	$(1.87)	$1.08	-273.1%

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

General Insurance Results – General insurance operating income for the first nine months of 2008 was affected mainly by moderately lower earned premiums and the higher claim ratios shown in the following table:

	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net premiums earned	$500.3	$549.5	-8.9%	$1,507.4	$1,611.4	-6.5%
Net investment income	61.9	65.3	-5.2	189.1	192.8	-1.9
Pretax operating income	$77.0	$112.7	-31.7%	$223.2	$324.5	-31.2%

Claims ratio	72.5%	67.7%		72.8%	66.5%
Expense ratio	23.8	23.0		24.2	24.5
Composite ratio	96.3%	90.7%		97.0%	91.0%

Year-to-date earned premiums trended lower as a moderately declining rate environment for most commercial insurance prices in the past three years or so has hindered retention of some business and precluded meaningful additions to Old Republic’s premium base. For this year’s first nine months, the slightly lower top line was accompanied by the above noted rise in claim ratios; these compare to an average of 66.8% for the five most recent calendar years. This year’s higher claim ratio is attributable to the combination of greater loss costs for most insurance coverages and to the cumulative effect of softening premium rates. The higher loss costs were most accentuated for Old Republic’s consumer credit indemnity, commercial multi-peril, and general aviation coverages.

Underwriting and other expenses have remained under good overall control; the resulting expense ratios compare favorably year over year and with the average of 24.8% for the five years through 2007.

Mortgage Guaranty Results – Claim costs continued to rise due to higher mortgage loan delinquencies, and claim frequency and severity. These higher costs were offset to some extent by strong premium revenue gains during this year’s first half in particular. However, pretax operating results were unprofitable for the fifth consecutive quarter. Key indicators of this cyclical reversal in profitability for Old Republic’s second largest business segment are shown below and in the accompanying statistical exhibit.

	Mortgage Guaranty Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net premiums earned	$148.4	$133.9	10.8%	$445.2	$377.0	18.1%
Net investment income	22.0	19.9	10.2	65.0	57.9	12.1
Pretax operating income (loss)	$(152.8)	$(83.0)	-84.1%	$(415.9)	$2.1	N/M

Claims ratio	203.1%	161.9%		192.3%	96.4%
Expense ratio	14.8	15.0		15.8	18.4
Composite ratio	217.9%	176.9%		208.1%	114.8%

Mortgage guaranty premium growth in this year’s first nine months was mostly due to a 20.0% increase in traditional primary risk in force since September 2007. This increase stems from rising new insurance writings during the second half of 2007 and first half of 2008 as a result of greater market acceptance of traditional primary coverage and from higher business persistency (81.4% on an annualized basis as of September 2008 versus 76.6% through the same month end of 2007.)

The unprecedented cyclical downturn in housing and related mortgage finance industries contributed to the above noted offsetting impact of higher claim costs. Such costs reflect the combination of unfavorable loan default trends, greater claim severity caused by the larger insured loan values of recent years, and lessened opportunities to mitigate reported claims. Inflated inventories of unsold homes, weakening home values, and a more restrictive credit environment are main causes for the reduced mitigation opportunities, though greater numbers of submitted claims are being rescinded due to detected frauds and material deviations from required underwriting standards.

The disparity between paid and incurred loss ratios shown in the above table stems from much greater claim reserve provisions which accounted for 118.4 loss ratio points in this year’s third quarter, compared to 117.8 loss ratio points in the same quarter of 2007. For the first nine months, claim reserve provisions produced increases of 125.7 and 57.4 loss ratio points in 2008 and 2007, respectively. For all of 2007 reserve increases accounted for 76.3 points of that year’s loss ratio of 118.8%. As of September 30, 2008, net claim reserves of $1.20 billion were approximately 158.5% higher than they were twelve months earlier, and 86.7% greater than the amount posted at year end 2007.

The lower production and operating expense ratios for this year’s third quarter and first nine months continued to be a bright spot in operating trends as greater premium volume has not been accompanied by a corresponding increase in fixed operating costs. The beneficial effect of the relatively lower expense ratio, however, was fully offset by the more severe impact of the higher claim ratio.

   In combination, the above-cited factors produced a continuing uptrend in the composite underwriting ratios. Underlining the extreme severity of the current cyclical downturn in the housing and mortgage lending fields, this year’s nine month composite ratio of  208.1% compares with an average of 74.0% registered during the five years ended December 31, 2007.

Underwriting results notwithstanding, Old Republic’s Mortgage Guaranty segment continued to post strong operating cash flows. These have been additive to a high quality and liquid invested asset base which reached $1.95 billion as of September 30, 2008, up 14.4% from the level registered one year earlier. The greater invested asset base was mainly responsible for the investment income growth posted in the periods reported upon.

Title Insurance Results – Old Republic’s title insurance business registered an operating loss for each of this year’s quarters. Key operating performance indicators are shown in the following table:

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net premiums and fees earned	$168.4	$219.1	-23.1%	$502.1	$658.7	-23.8%
Net investment income	6.2	6.7	-6.9	19.1	20.2	-5.8
Pretax operating income (loss)	$(9.7)	$(3.3)	-191.9%	$(27.0)	$1.0	N/M

Claims ratio	7.0%	6.8%		7.0%	6.4%
Expense ratio	102.2	97.5		102.0	96.3
Composite ratio	109.2%	104.3%		109.0%	102.7%

The ongoing cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy also led to year-over-year reductions of premium and fee revenues for the Company’s Title segment. Direct production facilities in the Western United States continued to sustain the most significant bottom line adverse effects of this downturn. Claim ratios in 2008 have trended up slightly as they did for all of 2007. While overall 2008 production and operating expenses have dropped significantly, the decline continues to be insufficient to counter the much larger reduction in title premium and fees revenues.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced net operating gains in this year’s first nine months.  Period-to-period earnings variations for these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

				% Change
	September 2008	December 2007	September 2007	Sept ‘08/ Dec ‘07	Sept ‘08/ Sept ‘07
Cash and invested assets - at fair value	$8,733.7	$8,924.0	$8,762.4	-2.1%	-0.3%
Cash and invested assets - at original cost	$9,143.3	$8,802.5	$8,604.4	3.9%	6.3%

Shareholders’ equity:
Total	$3,914.3	$4,541.6	$4,563.9	-13.8%	-14.2%
Per common share	$16.96	$19.71	$19.81	-14.0%	-14.4%

Composition of shareholders’ equity per share:
Equity before items below	$16.96	$19.31	$19.37	-12.2%	-12.4%
Unrealized investment gains or losses and other accumulated comprehensive income	-	0.40	0.44
Total	$16.96	$19.71	$19.81	-14.0%	-14.4%

Consolidated cash flow from operating activities amounted to $467.6 for the first nine months of 2008 versus $642.7 for the same period in 2007.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 6% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts.   The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and changes in market valuations of invested assets for the periods reported upon. A summary of all changes in book value per share follows:

	Shareholders’ Equity Per Share
	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008	Fiscal Twelve Months Ended September 30, 2008
Beginning book value per share	$17.59	$19.71	$19.81
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.20)	(0.50)	(0.55)
Net realized investment gains (losses):
From sales	0.05	0.07	0.21
From impairments	(0.06)	(1.44)	(1.44)
Subtotal	(0.01)	(1.37)	(1.23)
Net unrealized investment gains (losses)	(0.25)	(0.37)	(0.48)
Total realized and unrealized investment gains (losses)	(0.26)	(1.74)	(1.71)
Cash dividends	(0.17)	(0.50)	(0.66)
Stock issuance, foreign exchange, and other transactions	-	(0.01)	0.07
Net change	(0.63)	(2.75)	(2.85)
Ending book value per share	$16.96	$16.96	$16.96

As indicated in the table below, Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty businesses (MGIC Investment Corp. and The PMI Group) and that of a national title insurer (LandAmerica Financial Group) account for a substantial portion of the investment losses reflected in the preceding summary. Unrealized losses, including such losses as are categorized as other-than-temporarily impaired (“OTTI”) represent the net difference between the most recently established cost and the quarter-end market values of the investments. These three significant investments account for approximately 85% of the total net investment losses from impairments sustained by the Company in 2008. The aggregate cost, market value, and latest underlying equity values reported by the three investees, are shown below.

		Values of Three Significant Investments
		As of
		September 30, 2008	June 30, 2008	December 31, 2007
Total value of the three investments:	Original cost	$512.9	$509.8	$435.7
	Impaired cost	132.0	128.9	N/A
	Market value	159.0	128.9	383.6
	Underlying equity(*)	$668.6	$680.7	$699.6

(*) Underlying equity based on latest reports (usually lagging by one quarter) issued by investees.

When making investment decisions, management considers the Company’s ability to retain its holdings for a period sufficient to recover their cost and to obtain a competitive long-term total return. It also considers such factors as balance sheet effects of potential changes in market valuations, asset-liability matching objectives, long term ability to hold securities, tax planning considerations, and the investees’ reported book values and ability to continue as going concerns. The three above-noted holdings were acquired as passive long-term investment additions to two core segments of Old Republic’s business. In management’s judgment, the currently negative market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical macroeconomic conditions affecting these sectors and by the recently dysfunctional banking and mortgage lending industries.

For external GAAP reporting purposes, however, Old Republic uses a simplistic mark to market valuation process and relatively short time frames in making periodic OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20% or greater decline for a six month period are included in the determination of net income. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by market value gains on the previously impaired securities unless the gains are realized through actual sales.  Such unrealized market value gains can only be recognized through direct credits in the shareholders’ equity account and the consolidated statement of comprehensive income.

DETAILED MANAGEMENT ANALYSIS

FINANCIAL ACCOUNTING AND REPORTING POLICIES

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

The adoption of FIN 48 and FAS 157 result in additional financial statement disclosures for GAAP reporting purposes and has no effect on the conduct of the Company’s business, its financial condition and results of operations.

FINANCIAL POSITION

The Company’s financial position at September 30, 2008 reflected decreases in assets and common shareholders’ equity of .7%, and 13.8%, respectively, and increased liabilities of 6.2% when compared to the immediately preceding year-end. Cash and invested assets represented 66.1% and 67.1% of consolidated assets as of September 30, 2008 and December 31, 2007, respectively. Consolidated operating cash flow was positive at $467.6 in the first nine months of 2008 compared to $642.7 in the same period of 2007. As of September 30, 2008, invested assets decreased 2.5% to $8,539.6 principally as a result of a net decline in the market valuation of such assets.

Investments - During the first nine months of 2008 and 2007, the Company committed most investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2008 and 2007, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, collateralized debt obligations (“CDO’s”), or derivatives. In a similar vein, the Company does not invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At September 30, 2008, the Company had fixed maturity investments with an amortized cost of $13.1 in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2008. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 2008	December 2007
Aaa	20.5%	32.9%
Aa	25.1	17.0
A	31.8	27.9
Baa	20.6	20.2
Total investment grade	98.0	98.0
All other (b)	2.0	2.0
Total	100.0%	100.0%

(a)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(b)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	September 30, 2008
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Services	$39.3		$8.8
Consumer Durables	37.3		5.4
Financial	13.8		4.1
Retail	17.1		1.9
Other (includes 5 industry groups)	24.5		1.6
Total	$132.2	(c)	$22.0

(c)	Represents 1.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2008
	Amortized Cost		Gross Unrealized Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$296.2		$32.1
Utilities	590.3		21.9
Financial	221.0		15.8
Municipals	1,001.7		13.2
Other (includes 17 industry groups)	1,758.7		56.6
Total	$3,868.1	(d)	$139.7

(d)	Represents 52.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2008
	Cost		Gross Unrealized Losses
Equity Securities by Industry Concentration:
Index Funds	$112.8		$4.4
Insurance	5.9		.4
Utilities	6.8		-
Total	$125.5	(e)	$4.8	(f)

(e)	Represents 31.1% of the total equity securities portfolio.
(f)	Represents 1.2% of the cost of the total equity securities portfolio, while gross unrealized gains represent 20.9% of the portfolio.

Gross Unrealized Losses Stratified by Maturity Ranges For All Fixed Maturity Securities

	September 30, 2008
	Amortized Costs of Fixed Maturity Securities		Gross Unrealized Losses
	All	Non- Investment Grade Only	All	Non- Investment Grade Only
Maturity Ranges:
Due in one year or less	$506.6	$33.2	$9.6	$.6
Due after one year through five years	1,658.6	83.7	67.0	16.5
Due after five years through ten years	1,814.6	15.2	83.9	4.8
Due after ten years	20.4	-	1.2	-
Total	$4,000.4	$132.2	$161.8	$22.0

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2008
	Amount of Gross Unrealized Losses
	Less than 20% of Cost	20% to 50% of Cost	More than 50% of Cost	Total Gross Unrealized Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$78.3	$5.4	$-	$83.8
Seven to twelve months	4.0	1.9	3.3	9.3
More than twelve months	39.6	23.2	5.7	68.6
Total	$122.0	$30.7	$9.0	$161.8
Equity Securities:
One to six months	$4.8	$-	$-	$4.8
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$4.8	$-	$-	$4.8
Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	851	6	-	857
Seven to twelve months	12	2	1	15
More than twelve months	131	12	3	146
Total	994	20	4	1,018	(g)
Equity Securities:
One to six months	4	-	-	4
Seven to twelve months	-	-	-	-
More than twelve months	-	-	1	1
Total	4	-	1	5	(g)

(g)
At September 30, 2008 the number of issues in an unrealized loss position represent 51.6% as to fixed maturities, and 29.4% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s adjusted cost. The percentage reduction from adjusted cost reflects the decline as of a specific point in time (September 30, 2008 in the previous table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2008	2007
Maturity Ranges:
Due in one year or less	14.0%	11.7%
Due after one year through five years	51.1	46.8
Due after five years through ten years	34.7	41.1
Due after ten years through fifteen years	.2	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.2	4.4
Duration (h)	3.6	3.8

(h)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.6 as of September 30, 2008 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.6%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2008	2007
Fixed Maturity Securities:
Amortized cost	$7,381.1	$7,312.2
Estimated fair value	7,285.6	7,383.6
Gross unrealized gains	66.3	106.9
Gross unrealized losses	(161.8)	(35.6)
Net unrealized gains (losses)	$(95.5)	$71.3

Equity Securities:
Original cost	$792.6	$807.3
Impaired cost	404.4	N/A
Estimated fair value	484.1	842.1
Gross unrealized gains	84.6	115.1
Gross unrealized losses	(4.8)	(80.4)
Net unrealized gains (losses)	$79.7	$34.7

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $414.7 in dividends from its subsidiaries in 2008 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is more than adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses at the holding company, and the near-term capital needs of its operating company subsidiaries. In addition, Old Republic can currently access the commercial paper market for up to $265.0 to meet unanticipated liquidity needs of which $120.0 was outstanding at September 30, 2008.

Capitalization - Old Republic’s total capitalization of $4,038.4 at September 30, 2008 consisted of debt of $124.1 and common shareholders' equity of $3,914.3. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the regular annual rate in each of the past 27 years. The annual dividend rate is typically reviewed and approved by the Board of Directors in the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the six most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February, 2008 meeting, the Board of Directors approved a new quarterly cash dividend rate of 17 cents per share effective in the second quarter of 2008, up from 16 cents per share, subject to the usual quarterly authorizations.

The Company’s mortgage guaranty statutory insurance company subsidiaries are limited by state regulation to operate with a risk to capital ratio not to exceed 25:1. Despite the significant operating losses experienced by the Company’s mortgage guaranty segment over the past 15 months, the risk to capital ratio at September 30, 2008 is 16.1:1. The Company continuously monitors the key leverage and capital adequacy ratios of all its operating subsidiaries.

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

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
	General	Mortgage	Title	Other	Total	% Change from prior period
Years Ended December 31:
2005	$1,805.2	$429.5	$1,081.8	$70.3	$3,386.9	8.7%
2006	1,902.1	444.3	980.0	74.1	3,400.5	.4
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
Nine Months Ended September 30:
2007	1,611.4	377.0	658.7	57.0	2,704.2	5.6
2008	1,507.4	445.2	502.1	62.7	2,517.5	-6.9
Quarters Ended September 30:
2007	549.5	133.9	219.1	18.6	921.1	6.0
2008	$500.3	$148.4	$168.4	$18.0	$835.2	-9.3%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	39.1%	21.9%	10.3%	11.0%	5.4%	12.3%
2006	39.6	21.7	11.0	10.7	5.1	11.9
2007	35.0	23.5	13.8	9.3	7.8	10.6
Nine Months Ended September 30:
2007	35.0	23.5	13.6	9.1	7.8	11.0
2008	34.5	21.1	16.0	9.6	7.7	11.1
Quarters Ended September 30:
2007	34.0	21.8	16.2	8.9	7.8	11.3
2008	34.8%	20.8%	15.7%	9.3%	7.4%	12.0%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group.

Mortgage Guaranty Production by Type

New Insurance Written:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$20,554.5	$9,944.3	$498.2	$30,997.1
2006	17,187.0	13,716.7	583.7	31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
Nine Months Ended September 30:
2007	21,174.3	10,667.5	443.9	32,285.7
2008	18,171.6	3.5	1,096.2	19,271.4
Quarters Ended September 30:
2007	9,398.8	2,180.5	197.1	11,776.5
2008	$4,318.6	$-	$383.6	$4,702.2

New Risk Written by Type:	Traditional Primary	Bulk	Other	Total
Years Ended December 31:
2005	$5,112.4	$1,053.1	$11.7	$6,177.4
2006	4,246.8	1,146.6	12.2	5,405.7
2007	7,844.5	724.5	15.2	8,584.4
Nine Months Ended September 30:
2007	5,199.6	696.3	10.7	5,906.7
2008	4,213.2	.6	11.2	4,225.2
Quarters Ended September 30:
2007	2,352.5	161.7	3.4	2,517.8
2008	$999.7	$-	$4.0	$1,003.8

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:	Direct	Net	Traditional Primary	Bulk
Years Ended December 31:
2005	$508.0	$429.5	65.5%	59.5%
2006	524.7	444.3	73.1	70.5
2007	612.7	518.2	77.6	73.7
Nine Months Ended September 30:
2007	444.2	377.0	76.6	67.6
2008	526.0	445.2	81.4%	86.3%
Quarters Ended September 30:
2007	157.4	133.9
2008	$175.3	$148.4

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

Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 9.2% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
Net Risk in Force by Type:	Traditional Primary	Bulk	Other	Total
As of December 31:
2005	$14,711.2	$1,758.8	$586.1	$17,056.2
2006	14,582.1	2,471.1	578.9	17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
As of September 30:
2007	17,070.6	2,641.7	507.3	20,219.7
2008	$20,489.5	$2,116.8	$458.8	$23,065.2

Analysis of Risk in Force
Risk in Force Distribution By FICO Scores:	FICO less than 620	FICO 620 to 680	FICO Greater than 680	Unscored/ Unavailable

Traditional Primary:
As of December 31:
2005	8.3%	31.8%	53.1%	6.8%
2006	8.5	32.6	54.6	4.3
2007	8.5	33.6	55.1	2.8
As of September 30:
2007	8.7	33.7	54.4	3.2
2008	7.2%	31.2%	59.5%	2.1%

Bulk(a):
As of December 31:
2005	21.2%	38.7%	38.7%	1.4%
2006	24.1	35.7	39.8	.4
2007	19.4	34.9	45.4	.3
As of September 30:
2007	19.7	35.1	45.0	.2
2008	18.6%	33.8%	47.4%	.2%
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	LTV less than 85	LTV 85 to 90	LTV 90 to 95	LTV Greater than 95

Traditional Primary:
As of December 31:
2005	5.4%	37.7%	39.1%	17.8%
2006	5.0	37.4	36.0	21.6
2007	4.7	34.4	32.0	28.9
As of September 30:
2007	4.7	35.2	32.5	27.6
2008	5.2%	35.1%	31.5%	28.2%

Bulk(a):
As of December 31:
2005	57.3%	27.4%	11.6%	3.7%
2006	63.4	23.1	9.0	4.5
2007	62.0	20.9	9.3	7.8
As of September 30:
2007	62.6	20.8	9.2	7.4
2008	63.2%	20.3%	8.7%	7.8%

(a)	Bulk pool risk in-force, which represented 44.1% of total bulk risk in-force at September 30, 2008, has been allocated pro-rata based on insurance in-force.

Risk in Force Distribution By Top Ten States:
	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	9.0%	7.1%	6.3%	5.4%	3.7%	3.6%	3.1%	2.8%	4.7%	3.8%
2006	9.0	7.5	5.8	5.4	3.7	3.1	3.1	2.8	4.8	4.0
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
As of September 30:
2007	8.9	7.7	5.4	5.2	3.5	3.6	3.1	2.8	4.6	3.9
2008	8.4%	8.0%	5.2%	5.2%	3.2%	5.4%	3.1%	2.9%	4.4%	3.8%

	Bulk(a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2005	8.3%	4.5%	3.3%	4.9%	3.6%	19.0%	3.8%	4.0%	2.7%	6.3%
2006	9.4	4.8	3.6	4.5	3.4	17.7	3.2	4.4	2.8	4.6
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
As of September 30:
2007	9.0	4.8	4.2	4.0	3.2	17.4	3.5	4.2	3.0	5.7
2008	9.9%	4.6%	4.0%	4.0%	3.1%	18.2%	3.4%	4.3%	3.0%	5.3%

Risk in Force Distribution By Level of Documentation:	Full Documentation	Reduced Documentation
Traditional Primary:
As of December 31:
2005	90.6%	9.4%
2006	89.4	10.6
2007	88.0	12.0
As of September 30:
2007	87.8	12.2
2008	89.6%	10.4%

Bulk (a):
As of December 31:
2005	51.9%	48.1%
2006	51.9	48.1
2007	49.6	50.4
As of September 30:
2007	49.3	50.7
2008	49.3%	50.7%
Risk in Force By Loan Type:	Fixed Rate	Adjustable Rate
Traditional Primary:
As of December 31:
2005	90.9%	9.1%
2006	92.3	7.7
2007	94.4	5.6
As of September 30:
2007	93.6	6.4
2008	95.6%	4.4%

Bulk (a):
As of December 31:
2005	64.6%	35.4%
2006	65.7	34.3
2007	70.9	29.1
As of September 30:
2007	70.7	29.3
2008	73.6%	26.4%

(a)	Bulk pool risk in-force, which represented 44.1% of total bulk risk in-force at September 30, 2008, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
	Direct Operations	Independent Title Agents & Other
Years Ended December 31:
2005	37.1%	62.9%
2006	32.3	67.7
2007	32.1	67.9
Nine Months Ended September 30:
2007	32.6	67.4
2008	36.4	63.6
Quarters Ended September 30:
2007	30.6	69.4
2008	37.1%	62.9%

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

	Invested Assets at Cost					Market Value	Invested
	General	Mortgage	Title	Corporate and Other	Total	Adjust- ment	Asset at Market Value
As of December 31:
2006	$5,524.8	$1,571.6	$611.1	$246.6	$7,954.3	$101.8	$8,056.1
2007	5,984.9	1,795.8	606.0	252.9	8,639.7	121.4	8,761.2
As of September 30:
2007	5,839.7	1,695.3	613.7	259.7	8,408.6	157.6	8,566.2
2008	$5,645.5	$1,983.7	$576.9	$343.5	$8,549.4	$(9.7)	$8,539.6

	Net Investment Income					Yield at
	General	Mortgage	Title	Corporate and Other	Total	Original Cost	Market
Years Ended
December 31:
2005	$197.0	$70.1	$26.0	$16.9	$310.1	4.51%	4.40%
2006	221.5	74.3	26.9	18.7	341.6	4.52	4.47
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
Nine Months Ended
September 30:
2007	192.8	57.9	20.2	9.2	280.4	4.57	4.50
2008	189.1	65.0	19.1	9.0	282.3	4.28	4.35
Quarters Ended
September 30:
2007	65.3	19.9	6.7	3.0	95.1	4.60	4.54
2008	$61.9	$22.0	$6.2	$3.6	$93.8	4.21%	4.40%

Revenues: Net Realized Gains

The Company's investment policies have not been designed to maximize or emphasize the securing of investment gains. Rather, these policies aim to assure a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Sales of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2008 and 2007, 89.7% and 95.2%, respectively, of all such dispositions resulted from these occurrences. Dispositions of equity securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, and tax planning considerations. Additionally, the amount of net realized investment gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

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

	Realized Gains (Losses) on Disposition of Securities			Impairment Losses on Securities
	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Fixed maturity securities	Equity securities and miscell-aneous investments	Total	Net realized gains (losses)
Years Ended December 31:
2005	$4.5	$69.6	$74.1	$(2.7)	$(6.5)	$(9.2)	$64.9
2006	2.0	16.9	19.0	-	-	-	19.0
2007	2.2	68.1	70.3	-	-	-	70.3
Nine Months Ended September 30:
2007	1.2	19.0	20.3	-	-	-	20.3
2008	4.0	22.0	26.0	(11.5)	(437.3)	(448.9)	(422.8)
Quarters Ended September 30:
2007	-	3.9	3.9	-	-	-	3.9
2008	$1.3	$17.0	$18.3	$(11.5)	$-	$(11.5)	$6.7

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

The following table shows a breakdown of gross and net of reinsurance claim and loss adjustment expense reserve estimates for major types of insurance coverages as of September 30, 2008 and December 31, 2007:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2008		December 31, 2007
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,047.9	$861.5	$1,041.6	$845.6
Workers' compensation	2,243.5	1,266.5	2,195.5	1,265.8
General liability	1,196.0	602.9	1,173.2	587.1
Other coverages	724.9	501.3	691.2	476.9
Unallocated loss adjustment expense reserves	148.4	103.0	154.8	104.0
Total general insurance reserves	5,360.9	3,335.4	5,256.5	3,279.7

Mortgage guaranty	1,338.6	1,202.4	645.2	642.9
Title	270.4	270.4	273.5	273.5
Life and health	29.5	23.8	30.3	24.7
Unallocated loss adjustment expense reserves – other coverages	25.9	25.9	25.4	25.4
Total claim and loss adjustment expense reserves	$7,025.6	$4,858.1	$6,231.1	$4,246.3
Asbestosis and environmental claim reserves included in the above general insurance reserves:
Amount	$175.6	$147.3	$190.5	$158.1
% of total general insurance reserves	3.3%	4.4%	3.6%	4.8%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At September 30, 2008, such reserves accounted for 76.3% and 68.7% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2007 represented 84.4% and 77.2% of the respective consolidated amounts.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	66.9%	37.2%	6.0%	43.3%
2006	65.9	42.8	5.9	45.3
2007	67.8	118.8	6.6	60.2
Nine Months Ended September 30:
2007	66.5	96.4	6.4	55.6
2008	72.8	192.3	7.0	80.1
Quarters Ended September 30:
2007	67.7	161.9	6.8	66.4
2008	72.5%	203.1%	7.0%	81.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major general insurance types of coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
	Commercial Automobile (mostly trucking)	Workers’ Compensation	Financial Indemnity	Inland Marine and Property	General Liability	Other
Years Ended December 31:
2005	66.9%	78.9%	48.9%	52.1%	97.4%	59.5%
2006	75.4	74.5	40.6	55.0	57.5	55.6
2007	74.0	70.9	69.6	54.9	59.9	55.9
Nine Months Ended September 30:
2007	73.6	71.0	62.4	55.3	57.2	55.1
2008	74.8	67.4	98.9	62.3	61.1	53.7
Quarters Ended September 30:
2007	71.0	72.1	70.6	58.9	59.7	54.7
2008	77.3%	63.8%	92.5%	72.8%	53.4%	52.6%

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

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.5 years (gross) and 9.9 years (net of reinsurance) as of September 30, 2008 and 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.8% of general insurance group net incurred losses for the five years ended December 31, 2007.

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

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim Amount (a)		Delinquency Ratio
	Traditional Primary	Bulk	Traditional Primary	Bulk
Years Ended December 31:
2005	$24,255	$20,639	4.67%	3.67%
2006	25,989	21,846	4.41	3.29
2007	32,214	34,951	5.47	6.85
Nine Months Ended September 30:
2007	29,877	28,658	4.75	4.84
2008	41,401	56,047	8.36%	13.80%
Quarters Ended September 30:
2007	31,247	30,794
2008	$44,649	$61,023

(a) Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2005	3.1%	5.7%	5.9%	4.2%	8.3%	1.8%	4.1%	2.2%	4.9%	4.7%
2006	2.7	4.5	6.1	4.5	7.8	2.9	4.1	2.6	4.6	4.8
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
As of September 30:
2007	5.3	4.1	6.5	4.8	7.6	4.9	4.5	3.3	4.3	4.8
2008	17.1%	5.7%	9.2%	8.5%	9.5%	15.9%	9.1%	6.5%	6.0%	6.6%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2005	1.9%	5.5%	5.8%	3.0%	8.4%	.9%	3.7%	4.3%	3.0%	.9%
2006	1.6	4.0	4.4	4.2	9.3	1.6	3.5	4.4	3.3	1.0
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	6.6	5.8	5.1
As of September 30:
2007	4.5	4.5	5.8	6.1	8.7	4.3	4.9	5.2	4.4	2.8
2008	21.4%	8.0%	13.3%	15.7%	15.0%	17.6%	12.9%	11.5%	8.0%	13.9%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2005	2.4%	5.3%	5.3%	2.8%	7.5%	.9%	3.7%	3.7%	3.8%	4.3%
2006	2.0	4.1	5.2	3.1	7.3	1.4	3.6	4.0	3.3	4.3
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	5.4	4.1	5.1
As of September 30:
2007	4.5	4.0	5.9	4.2	7.4	3.5	4.5	4.6	3.5	4.6
2008	16.7%	5.8%	9.3%	8.2%	9.8%	13.6%	9.7%	8.8%	5.4%	6.9%

(b)	As determined by risk in force as of September 30, 2008, these 10 states represent 49.5%, 59.8%, and 50.0%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the low single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim costs in 2007 and for the first nine months of 2008 are reflective of the continuing downturn in the housing and related mortgage lending industries.

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

Expenses: Underwriting, Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:
	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	24.6%	22.4%	88.2%	45.2%
2006	24.4	22.5	93.6	44.7
2007	24.1	17.7	98.1	41.3
Nine Months Ended September 30:
2007	24.5	18.4	96.3	41.7
2008	24.2	15.8	102.0	39.0
Quarters Ended September 30:
2007	23.0	15.0	97.5	40.2
2008	23.8%	14.8%	102.2%	38.8%

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

Expenses: Total

The composite ratios of the above net claims, benefits and underwriting expenses that reflect the sum total of all the factors discussed herein were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2005	91.5%	59.6%	94.2%	88.5%
2006	90.3	65.3	99.5	90.0
2007	91.9	136.5	104.7	101.5
Nine Months Ended September 30:
2007	91.0	114.8	102.7	97.3
2008	97.0	208.1	109.0	119.1
Quarters Ended September 30:
2007	90.7	176.9	104.3	106.6
2008	96.3%	217.9%	109.2%	120.6%

Expenses: Income Taxes

The effective consolidated income tax rates on pretax losses were 34.6% and 31.6% in the third quarter and first nine months of 2008, compared to effective tax rates on pretax income of 16.6% and 29.6% in the third quarter and first nine months of 2007. The rates reflect primarily the varying proportions of pretax operating income derived from partially tax-sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.

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

Old Republic’s market risk exposures at September 30, 2008, have not materially changed from those identified in the Company’s 2007 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	October 31, 2008

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