Form 10-K
period 2008-12-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2009-02-27
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: December 31, 2008 OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________________ to ______________________________ Commission File Number: 001-10607

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

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and executive officers, the registrant’s various employee benefit plans and American Business & Personal Insurance Mutual, Inc. and its subsidiaries are all affiliates of the registrant), based on the closing sale price of the registrant’s common stock on June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was $2,564,894,535.

The registrant had 235,036,335 shares of Common Stock outstanding as of January 30, 2009.

Documents incorporated by reference:

The following documents are incorporated by reference into that part of this Form 10-K designated to the right of the document title.
Title Proxy statement for the 2009 Annual Meeting of Shareholders Exhibits as specified in exhibit index (page 93)	Part III, Items 10, 11, 12, 13 and 14 IV, Item 15

There are 94 pages in this report

PART I

Item 1 - Business

(a) General Description of Business. Old Republic International Corporation is a Chicago based holding company engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely, it’s General (property and liability insurance), Mortgage Guaranty, and Title Insurance Groups. References herein to such groups apply to the Company's subsidiaries engaged in these respective segments of business. The results of a small life and health insurance business are included within the corporate and other caption of this report. “Old Republic”, or “the Company” refers to Old Republic International Corporation and its subsidiaries as the context requires.

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

Financial Information Relating to Segments of Business (a)

Net Revenues (b)	($ in Millions)
Years Ended December 31:	2008	2007	2006
General	$2,255.9	$2,438.0	$2,138.7
Mortgage Guaranty	690.0	608.3	529.9
Title	681.3	878.5	1,007.3
Corporate & Other – net (c)	132.1	131.4	127.1
Consolidated realized investment gains (losses)	(486.4)	70.3	19.0
Consolidation elimination adjustments	(35.3)	(35.8)	(27.9)
Consolidated	$3,237.7	$4,091.0	$3,794.2

Income (Loss) Before Taxes
Years Ended December 31:	2008	2007	2006
General	$294.3	$418.0	$401.6
Mortgage Guaranty	(594.3)	(110.4)	228.4
Title	(46.3)	(14.7)	31.0
Corporate & Other – net (c)	13.5	15.1	-
Consolidated realized investment gains (losses)	(486.4)	70.3	19.0
Consolidated	$(819.2)	$378.4	$680.1

Assets
As of December 31:	2008	2007	2006
General	$9,482.9	$9,769.9	$9,363.5
Mortgage Guaranty	2,973.1	2,523.8	2,189.6
Title	762.4	770.4	772.7
Corporate & Other – net (c)	509.5	437.9	443.4
Consolidation elimination adjustments	(462.0)	(211.5)	(157.0)
Consolidated	$13,266.0	$13,290.6	$12,612.2

Shareholders’ Equity
As of December 31:	2008	2007	2006
General	$2,258.7	$2,536.7	$2,312.8
Mortgage Guaranty	828.0	1,237.7	1,292.0
Title	260.0	334.9	362.3
Corporate & Other – net (c)	433.7	475.4	439.2
Consolidated elimination adjustments	(40.2)	(43.2)	(37.3)
Consolidated	$3,740.3	$4,541.6	$4,369.2

(a)
Reference is made to the table in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, which shows the contribution of each subcategory to the consolidated net revenues and income or loss before income taxes of Old Republic's insurance industry segments.

(b)
Revenues consist of net premiums, fees, net investment and other income earned; realized investment gains (losses) are shown in total for all groups combined since the investment portfolio is managed as a whole.

(c)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

General Insurance Group

Old Republic’s General Insurance segment is best characterized as a commercial lines insurance business with a strong focus on liability insurance coverages. Most of these coverages are provided to businesses, government, and other institutions. The Company does not have a meaningful exposure to personal lines insurance such as homeowners and private automobile coverages, nor does it insure significant amounts of commercial or other real property. In continuance of its commercial lines orientation, Old Republic also focuses on specific sectors of the North American economy, most prominently the transportation (trucking and general aviation), commercial construction, forest products, energy, general manufacturing, and financial services industries. In managing the insurance risks it undertakes, the Company employs various underwriting and loss mitigation techniques such as utilization of policy deductibles, captive insurance risk-sharing arrangements, and retrospective rating and policyholder dividend plans. These underwriting techniques are intended to better correlate premium charges with the ultimate claims experience pertaining to individual or groups of assureds.

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

(Parenthetical dates refer to the year(s) when Old Republic’s Companies began underwriting the coverages)

Commercial automobile, general liability and workers’ compensation insurance are typically produced in tandem for many assureds. For 2008, production of commercial automobile direct insurance premiums accounted for approximately 28.5% of consolidated General Insurance Group direct premiums written, while workers’ compensation and general liability direct premium production amounted to approximately 19.1% and 13.4%, respectively, of such consolidated totals.

Approximately 83% of general insurance premiums are produced through independent agency or brokerage channels, while the remaining 17% is obtained through direct production facilities.

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

Traditional primary insurance is issued on an individual loan basis to mortgage bankers, brokers, commercial banks and savings institutions through a network of Company-managed underwriting sites located throughout the country. Traditional primary loans are individually reviewed (except for loans insured under delegated approval programs) and priced according to filed premium rates. In underwriting traditional primary business, the Company generally adheres to the underwriting guidelines published by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), purchasers of many of the loans the Company insures. Delegated underwriting programs allow approved lenders to commit the Company to insure loans provided they adhere to predetermined underwriting guidelines. In 2008, delegated underwriting approvals accounted for approximately 73% of the Company’s new traditional primary risk written.

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

As to all types of mortgage insurance products, the amount of premium charge depends on various underwriting criteria such as loan-to-value ratios, the level of coverage being provided, the borrower’s credit history, the type of loan instrument (whether fixed rate/fixed payment or an adjustable rate/adjustable payment), documentation type, and whether or not the insured property is categorized as an investment or owner occupied property. Coverage is non-cancelable by the Company (except in the case of non-payment of premium or certain master policy violations) and premiums are paid under single, annual, or monthly payment plans. Single premiums are paid at the inception of coverage and provide coverage for the entire coverage term. Annual and monthly premiums are renewable on their anniversary dates with the premium charge determined on the basis of the original or outstanding loan amount. The majority of the Company’s direct premiums are written under monthly premium plans. Premiums may be paid by borrowers as part of their monthly mortgage payment and passed through to the Company by the servicer of the loan or they may be paid directly by the originator of, or investor in the mortgage loan.

Title Insurance Group

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records, which contain information concerning interests in real property. The policy insures against losses arising out of defects, liens and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy. For the year ended December 31, 2008, approximately 37% of the Company’s consolidated title premium and related fee income stemmed from direct operations (which include branch offices of its title insurers and wholly owned subsidiaries of the Company), while the remaining 63% emanated from independent title agents and underwritten title companies.

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

In connection with its title insurance operations, Old Republic also provides escrow closing and construction disbursement services, as well as real estate information products, national default management services, and services pertaining to real estate transfers and loan transactions.

Corporate and Other Operations

Corporate and other operations include the accounts of a small life and health insurance business as well as those of the parent holding company and several minor corporate services subsidiaries that perform investment management, payroll, administrative and minor marketing services.

The Company’s small life and health business registered 2008 and 2007 net premium revenues of $80.1 million and $77.0 million, respectively. This business is conducted in both the United States and Canada and consists mostly of limited product offerings sold through financial intermediaries such as automobile dealers, travel agents, and marketing channels that are also utilized in some of Old Republic’s general insurance operations. Production of term life insurance, accounting for net premiums earned of $16.8 million in 2008 and $16.5 million in 2007, was terminated and placed in run off as of year end 2004.

Consolidated Underwriting Statistics

The following table reflects underwriting statistics covering premiums and related loss, expense, and policyholders' dividend ratios for the major coverages underwritten in the Company’s insurance segments.

	($ in Millions)
	Years Ended December 31,
	2008	2007	2006
General Insurance Group:
Overall Experience:
Net Premiums Earned	$1,989.3	$2,155.1	$1,902.1
Claim Ratio	72.2%	67.4%	65.5%
Policyholders’ Dividend Benefit	.8	.4	.4
Expense Ratio	24.2	24.1	24.4
Composite Ratio	97.2%	91.9%	90.3%

Experience by Major Coverages:
Commercial Automobile (Principally Trucking):
Net Premiums Earned	$694.5	$752.4	$752.4
Claim Ratio	75.8%	73.9%	75.3%

Workers’ Compensation:
Net Premiums Earned	$418.4	$505.6	$412.8
Claim Ratio	67.2%	69.7%	73.6%
Policyholders’ Dividend Benefit	2.2%	1.2%	.9%

General Liability:
Net Premiums Earned	$150.2	$168.1	$96.2
Claim Ratio	63.9%	59.8%	57.2%

Three Above Coverages Combined:
Net Premiums Earned	$1,263.2	$1,426.2	$1,261.5
Claim Ratio	71.5%	70.7%	73.4%

Financial Indemnity: (a)
Net Premiums Earned	$319.7	$298.0	$209.4
Claim Ratio	95.0%	69.6%	40.6%

Inland Marine and Commercial Multi-Peril:
Net Premiums Earned	$192.9	$199.3	$203.1
Claim Ratio	58.8%	54.0%	54.0%

Home and Automobile Warranty:
Net Premiums Earned	$126.2	$129.8	$133.1
Claim Ratio	61.2%	62.9%	63.8%

Other Coverages: (b)
Net Premiums Earned	$89.5	$98.9	$94.0
Claim Ratio	43.6%	46.7%	43.8%

Mortgage Guaranty Group:
Net Premiums Earned	$592.5	$518.2	$444.3
Claim Ratio	199.3%	118.8%	42.8%
Expense Ratio	15.7	17.7	22.5
Composite Ratio	215.0%	136.5%	65.3%

Title Insurance Group: (c)
Net Premiums Earned	$463.1	$638.5	$733.6
Combined Net Premiums & Fees Earned	$656.1	$850.7	$980.0
Claim Ratio	7.0%	6.6%	5.9%
Expense Ratio	103.6	98.1	93.6
Composite Ratio	110.6%	104.7%	99.5%

All Coverages Consolidated:
Net Premiums & Fees Earned	$3,318.1	$3,601.2	$3,400.5
Claim and Benefit Ratio	81.8%	60.2%	45.3%
Expense Ratio	39.1	41.3	44.7
Composite Ratio	120.9%	101.5%	90.0%

Any necessary reclassifications of prior year data are reflected in the above table to conform to our current presentation.
(a)	Consists principally of fidelity, surety, consumer credit indemnity, executive indemnity (directors & officers and errors & omissions), and guaranteed asset protection (GAP) coverages.
(b)	Consists principally of aviation and travel accident coverages.
(c)	Title claim, expense, and composite ratios are calculated on the basis of combined net premiums and fees earned.

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

The general insurance claims ratio reflects reasonably consistent trends for all reporting periods. This major cost factor reflects largely pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. General Insurance Group loss ratios for workers' compensation and liability insurance coverages in particular may reflect greater variability due to chance events in any one year, changes in loss costs emanating from participation in involuntary markets (i.e. insurance assigned risk pools and associations in which participation is basically mandatory), and added provisions for loss costs not recoverable from assuming reinsurers which may experience financial difficulties from time to time. The Company generally underwrites concurrently workers' compensation, commercial automobile (liability and physical damage), and general liability insurance coverages for a large number of customers. Accordingly, an evaluation of trends in premiums, claims and dividend ratios for these individual coverages should be considered in the light of such a concurrent underwriting approach. With respect to commercial automobile coverages, higher claims ratios experienced during the past three years are primarily due to greater claim frequency. Better results in workers’ compensation in 2008 and 2007 have been due to improved pricing in general as well as stronger growth of business subject to captive reinsurance, retrospective premium, or self-insured deductible programs that are intended to produce lower net loss ratios. The claims ratio for a relatively small book of general liability coverages has tended to be highly volatile, usually rising due to the impact of higher claims emergence and greater than anticipated severity, mostly from legacy asbestos and environmental claims exposures. The higher claim ratio for financial indemnity coverages in 2008 and 2007 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity (“CCI”) coverage. The higher loss experience on Old Republic’s CCI product added 4.1 percentage points to the 2008 general insurance overall composite ratio by comparison to an insignificant effect for 2007.

The mortgage guaranty claims ratios have continued to rise in recent periods, principally as a result of higher reserve positions and paid losses. Reserve additions have been increasing as a result of higher levels of reported delinquencies as well as increased expectations as to claim frequencies and severities. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk becoming delinquent along with a lower level of mitigation potential due to housing depreciation trends. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the outlook for the housing market, tightening lending standards which affect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the overall declining state of the economy.

The title insurance claim ratio has been in the mid single digits in each of the past several years due to favorable trends in claims frequency and severity for business underwritten in the past fifteen years or so. Though still reasonably contained, the increases in claim ratios in 2008 and 2007 are reflective of the continuing downturn in the housing and related mortgage industries.

The consolidated claims, expense, and composite ratios reflect all the above factors and the changing period-to-period contributions of each segment to consolidated results.

General Insurance Claim Reserves

The Company’s property and liability insurance subsidiaries establish claim reserves which consist of estimates to settle: a) reported claims; b) claims which have been incurred as of each balance sheet date but have not as yet been reported (“IBNR”) to the insurance subsidiaries; and c) the direct costs, (fees and costs which are allocable to individual claims) and indirect costs (such as salaries and rent applicable to the overall management of claim departments) to administer known and IBNR claims. Such claim reserves, except as to classification in the Consolidated Balance Sheets as to gross and reinsured portions, are reported for financial and regulatory reporting purposes at amounts that are substantially the same.

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

In establishing claim reserves, the possible increase in future loss settlement costs caused by inflation is considered implicitly, along with the many other factors cited above. Reserves are generally set to provide for the ultimate cost of all claims. With regard to workers' compensation reserves, however, the ultimate cost of long-term disability or pension type claims is discounted to present value based on interest rates ranging from 3.5% to 4.0%. The Company, where applicable, uses only such discounted reserves in evaluating the results of its operations, in pricing its products and settling retrospective and reinsured accounts, in evaluating policy terms and experience, and for other general business purposes. Solely to comply with reporting rules mandated by the Securities and Exchange Commission, however, Old Republic has made statistical studies of applicable workers' compensation reserves to obtain estimates of the amounts by which claim and claim adjustment expense reserves, net of reinsurance, have been discounted. These studies have resulted in estimates of such amounts at $156.8 million, $148.5 million and $151.0 million, as of December 31, 2008, 2007 and 2006, respectively. It should be noted, however, that these differences between discounted and non-discounted (terminal) reserves are, fundamentally, of an informational nature, and are not indicative of an effect on operating results for any one or series of years for the above noted reasons.

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 million and $2.0 million and rarely exceeding $10.0 million. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 million or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as to when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2008, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2008, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to approximately $172.4 million gross, and $145.0 million net of reinsurance. Based on average annual claims payments during the five most recent calendar years, such reserves represented 7.3 years (gross) and 9.9 years (net of reinsurance) of average annual claims payments. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. For the five years ended December 31, 2008, incurred A&E claim and related loss settlement costs have averaged 2.4% of average annual General Insurance Group claims and related settlement costs.

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

The following table shows the evolving redundancies or deficiencies for reserves established as of December 31, of each of the years 1998 through 2008. In reviewing this tabular data, it should be noted that prior periods' loss payment and development trends may not be repeated in the future due to the large variety of factors influencing the reserving and settlement processes outlined herein above. The reserve redundancies or deficiencies shown for all years are not necessarily indicative of the effect on reported results of any one or series of years since cumulative retrospective premium and commission adjustments employed in various parts of the Company's business may partially offset such effects. The moderately deficient development of reserves at year-ends 1998 to 2002 pertain mostly to claims incurred in prior accident years, generally for business written in the 1980’s. (See “Consolidated Underwriting Statistics” above, and “Reserves, Reinsurance, and Retrospective Adjustments” elsewhere herein).

	($ in Millions)
(a) As of December 31:	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(b) Liability(1) for unpaid claim
and claim adjustment
expenses(2):	$3,222	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661	$1,699	$1,742

(c) Paid (cumulative) as of (3):
One year later	- %	26.5%	23.6%	14.9%	25.1%	24.7%	23.5%	23.4%	23.2%	22.2%	22.5%
Two years later	-	-	38.4	30.6	33.5	39.2	38.7	37.4	37.1	36.8	35.7
Three years later	-	-	-	41.7	44.0	44.3	48.4	47.8	46.1	45.9	44.9
Four years later	-	-	-	-	51.0	50.8	51.2	54.1	52.9	52.1	51.0
Five years later	-	-	-	-	-	55.8	55.6	55.3	57.7	57.0	55.6
Six years later	-	-	-	-	-	-	59.5	58.7	57.8	61.0	59.6
Seven years later	-	-	-	-	-	-	-	62.0	60.7	60.5	63.1
Eight years later	-	-	-	-	-	-	-	-	63.7	63.0	62.4
Nine years later	-	-	-	-	-	-	-	-	-	65.8	64.7
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	67.2%
(d) Liability reestimated (i.e.,
cumulative payments plus
reestimated ending liability)
As of (4):
One year later	- %	97.4%	96.2%	95.2%	97.6%	97.2%	98.6%	99.6%	97.3%	96.1%	96.2%
Two years later	-	-	94.3	92.3	94.8	97.0	98.2	101.3	98.1	94.9	93.3
Three years later	-	-	-	90.4	93.3	95.6	99.7	102.7	100.1	96.5	93.0
Four years later	-	-	-	-	92.2	95.7	100.4	105.8	102.2	98.0	95.1
Five years later	-	-	-	-	-	95.6	100.6	106.7	105.6	100.7	96.5
Six years later	-	-	-	-	-	-	101.0	107.3	106.9	104.2	99.4
Seven years later	-	-	-	-	-	-	-	107.8	107.5	105.4	103.0
Eight years later	-	-	-	-	-	-	-	-	108.3	106.1	104.1
Nine years later	-	-	-	-	-	-	-	-	-	106.7	104.7
Ten years later	- %	- %	- %	- %	- %	- %	- %	- %	- %	- %	105.3%
(e) Redundancy (deficiency)(5)
for each year-end at (a):	- %	2.6%	5.7%	9.6%	7.8%	4.4%	-1.0%	-7.8%	-8.3%	-6.7%	-5.3%
Average redundancy
(deficiency) for all
year-ends at (a):	1.1%

(1)	Amounts are reported net of reinsurance.
(2)	Excluding unallocated loss adjustment expense reserves.
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

The following table shows an analysis of changes in aggregate reserves for the Company's property and liability insurance claims and allocated claim adjustment expenses for each of the years shown:

	($ in Millions)
	Years Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

(a) Beginning net reseres	$3,175	$2,924	$2,414	$2,182	$1,964	$1,802	$1,678	$1,661	$1,699	$1,742	$1,846
Incurred claims and claim expenses:
(b) Current year provision	1,452	1,490	1,295	1,191	1,070	893	814	749	690	734	728
(c) Change in prior years’ provision	(83)	(110)	(116)	(52)	(55)	(25)	(7)	(44)	(66)	(66)	(123)
(d) Total incurred	1,369	1,379	1,179	1,138	1,014	868	807	704	623	668	604
Claim payments on:
(e) Current years’ events	502	476	342	402	332	277	260	269	258	298	322
(f) Prior years’ events	820	652	326	504	463	428	423	418	402	412	385
(g) Total payments	1,323	1,128	668	907	796	706	683	687	661	710	708

(h) Ending net reserves (a + d – g)	3,222	3,175	2,924	2,414	2,182	1,964	1,802	1,678	1,661	1,699	1,742
(i) Unallocated loss adjustment
expense reserves	104	103	97	92	87	83	78	76	73	71	73
(j) Reinsurance recoverable on
claims reserves	2,020	1,976	1,929	1,894	1,632	1,515	1,363	1,261	1,235	1,238	1,190
(k) Gross claims reserves (h + i + j)	$5,346	$5,256	$4,951	$4,401	$3,902	$3,562	$3,244	$3,016	$2,969	$3,009	$3,005

(b) Investments. In common with other insurance organizations, Old Republic invests most capital and operating funds in income producing securities. Investments must comply with applicable insurance laws and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies. Generally, these laws and regulations permit insurance companies to invest within varying limitations in state, municipal and federal government obligations, corporate debt, preferred and common stocks, certain types of real estate, and first mortgage loans. For many years, Old Republic's investment policy has therefore been to acquire and retain primarily investment grade, publicly traded, fixed maturity securities. The investment policy is also influenced by the terms of the insurance coverages written, by its expectations as to the timing of claim and benefit payments, and by income tax considerations. As a consequence of all these factors, the Company’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. Accordingly, the Company's exposure to so called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, asset-backed securities, collateralized debt obligations (“CDO’s”), guaranteed investment contracts, and derivatives (including credit default swaps, interest rate swaps, or structured investment vehicles, and auction rate variable short-term investments) is either immaterial or non existent. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Management considers investment grade securities to be those rated by Standard & Poor's Corporation (“Standard & Poor's”) or Moody's Investors Service, Inc. (“Moody's”) that fall within the top four rating categories, or securities which are not rated but have characteristics similar to securities so rated. The Company had no bond or note investments in default as to principal and/or interest at December 31, 2008 and 2007. The status and market value changes of each investment is reviewed on at least a quarterly basis, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each balance sheet date. Substantially all of the Company’s invested assets as of December 31, 2008 have been classified as “available for sale” pursuant to the existing investment policy.

The Company's investment policies are not designed to maximize or emphasize the realization of investment gains. The combination of gains and losses from sales or impairments of securities are reflected as realized gains and losses in the income statement. Dispositions of securities result principally from scheduled maturities of bonds and notes and sales of fixed income and equity securities available for sale. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations.

The following tables show invested assets at the end of the last two years, together with investment income for each of the last three years:

Consolidated Investments
($ in Millions)
December 31,
	2008	2007
Available for Sale
Fixed Maturity Securities:
U.S. & Canadian Governments	$694.4	$723.0
Tax-Exempt	2,365.7	2,354.5
Utilities	1,108.1	987.8
Corporate	3,238.6	3,318.2
	7,406.9	7,383.6

Equity Securities	350.3	842.1
Short-term Investments	888.0	462.6
Miscellaneous Investments	29.7	64.7
Total available for sale	8,675.0	8,753.1

Other Investments	7.8	8.1
Total Investments	$8,682.9	$8,761.2

Sources of Consolidated Investment Income
($ in Millions)
Years Ended December 31,
	2008	2007	2006
Fixed Maturity Securities:
Taxable Interest	$259.1	$247.7	$222.5
Tax-Exempt Interest	86.1	85.2	75.5
	345.2	332.9	298.0

Equity Securities Dividends	13.3	16.1	13.9

Other Investment Income:
Interest on Short-term Investments	16.5	28.2	26.6
Sundry	5.6	6.4	6.5
	22.1	34.6	33.1
Gross Investment Income	380.8	383.8	345.1
Less: Investment Expenses (a)	3.4	3.8	3.5
Net Investment Income	$377.3	$379.9	$341.6

(a)
Investment expenses consist primarily of personnel costs, investment management and custody service fees, and interest incurred on funds held of $.6 million, $1.1 million, and $1.0 million for the years ended December 31, 2008, 2007, and 2006 respectively.

The independent credit quality ratings and maturity distribution for Old Republic's consolidated fixed maturity investments, excluding short-term investments, at the end of the last two years are shown in the following tables. These investments, $7.4 billion and $7.3 billion at December 31, 2008 and 2007, respectively, represented approximately 56% of consolidated assets as of both such dates, and 78% and 84%, respectively, of consolidated liabilities as of such dates.

Credit Quality Ratings of Fixed Maturity Securities (b)

	December 31,
	2008	2007
	(% of total portfolio)
Aaa	14.2%	32.9%
Aa	28.7	17.0
A	33.4	27.9
Baa	22.1	20.2
Total investment grade	98.4	98.0
All others (c)	1.6	2.0
Total	100.0%	100.0%

(b)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(c)	“All others” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Age Distribution of Fixed Maturity Securities

	December 31,
	2008	2007
	(% of total portfolio)
Maturity Ranges:
Due in one year or less	14.0%	11.7%
Due after one year through five years	51.0	46.8
Due after five years through ten years	34.7	41.1
Due after ten years through fifteen years	.3	.4
Due after fifteen years	-	-
	100.0%	100.0%

Average Maturity in Years	4.4	4.4

(c) Marketing. Commercial automobile (trucking), workers' compensation and general liability insurance underwritten for business enterprises and public entities is marketed primarily through independent insurance agents and brokers with the assistance of Old Republic's trained sales, underwriting, actuarial, and loss control personnel. The remaining property and liability commercial insurance written by Old Republic is obtained through insurance agents or brokers who are independent contractors and generally represent other insurance companies, and by direct sales. No single source accounted for over 10% of Old Republic's premium volume in 2008.

Traditional primary mortgage insurance is marketed primarily through a direct sales force which calls on mortgage bankers, brokers, commercial banks, savings institutions and other mortgage originators. No sales commissions or other forms of remuneration are paid to the lending institutions or others for the procurement or development of business. The Mortgage Guaranty segment’s ten largest customers were responsible for 50.4%, 49.5%, and 39.7% of traditional primary new insurance written in 2008, 2007, and 2006, respectively. The largest single customer accounted for 15.6% of traditional primary new insurance written in 2008 compared to 9.8% and 8.8% in 2007 and 2006, respectively.

A substantial portion of the Company's title insurance business is referred to it by title insurance agents, builders, lending institutions, real estate developers, realtors, and lawyers. Title insurance and related real estate settlement products are sold through 227 Company offices and through agencies and underwritten title companies in Puerto Rico, the District of Columbia and all 50 states. The issuing agents are authorized to issue commitments and title insurance policies based on their own search and examination, or on the basis of abstracts and opinions of approved attorneys. Policies are also issued through independent title companies (not themselves title insurers) pursuant to underwriting agreements. These agreements generally provide that the agency or underwritten company may cause title policies of the Company to be issued, and the latter is responsible under such policies for any payments to the insured. Typically, the agency or underwritten title company deducts the major portion of the title insurance charge to the customer as its commission for services. During 2008, approximately 63% of title insurance premiums and fees were accounted for by policies issued by agents and underwritten title companies.

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

Geographical Distribution of Consolidated Direct Premiums Written

	2008	2007	2006
United States:
Northeast	9.4%	10.1%	8.4%
Mid-Atlantic	7.3	8.6	8.8
Southeast	20.0	20.6	21.1
Southwest	12.7	12.2	12.8
East North Central	12.9	12.3	13.3
West North Central	13.5	12.4	13.0
Mountain	8.3	8.2	8.1
Western	13.4	13.0	11.8
Foreign (Principally Canada)	2.5	2.6	2.7
Total	100.0%	100.0%	100.0%

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

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic, as is the practice in the insurance industry, may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Although the ceding of insurance does not generally discharge an insurer from its direct liability to a policyholder, it is industry practice to establish the reinsured part of risks as the liability of the reinsurer. Old Republic also employs retrospective premium adjustments and risk sharing arrangements for parts of its business in order to minimize losses for which it might become liable under its insurance policies, and to afford its customers or producers a degree of participation in the risks and rewards associated with such business. Under retrospective arrangements, Old Republic collects additional premiums if losses are greater than originally anticipated and refunds a portion of original premiums if loss costs are lower. Pursuant to risk sharing arrangements, the Company adjusts production costs or premiums retroactively to likewise reflect deviations from originally expected loss costs. The amount of premium, production costs and other retrospective adjustments which may be made is either limited or unlimited depending on the Company's evaluation of risks and related contractual arrangements. To the extent that any reinsurance companies, retrospectively rated risks, or producers might be unable to meet their obligations under existing reinsurance, retrospective insurance and production agreements, Old Republic would be liable for the defaulted amounts. In these regards, however, the Company generally protects itself by withholding funds, by securing indemnity agreements, by obtaining surety bonds, or by otherwise collateralizing such obligations through irrevocable letters of credit, cash, or securities.

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

Remaining portions of Old Republic's business are reinsured in most instances with independent insurance or reinsurance companies pursuant to excess of loss agreements. Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of: $2.7 million for workers' compensation; $2.6 million for commercial auto liability; $2.6 million for general liability; $8.0 million for executive protection (directors & officers and errors & omissions); $1.1 million for aviation;  and $2.6 million for property  coverages. Roughly 49% of  the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $40,200. Title insurance risk assumptions are currently limited to a maximum of $500.0 million as to any one policy. The vast majority of title policies issued, however, carry exposures of $1.0 million or less.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 31, 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner's multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed that individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 million excess of $2.0 million for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

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

The FNMA and the FHLMC sometimes also referred to as Government Sponsored Enterprises (“GSEs”) have various qualifying requirements for private mortgage guaranty insurers which write mortgage insurance on loans acquired by the FNMA and FHLMC from mortgage lenders. These requirements call for compliance with the applicable laws and regulations of the insurer’s domiciliary state and those states in which it conducts business and maintenance of contingency reserves in accordance with applicable state laws. The requirements also contain guidelines pertaining to captive reinsurance transactions. The GSEs also place additional restrictions on qualified insurers who fail to maintain the equivalent of a AA financial strength rating from at least two nationally recognized statistical rating agencies. During 2008, substantially all national mortgage guaranty insurance companies, including Old Republic’s mortgage guaranty insurance subsidiaries, experienced ratings downgrades below AA. All such companies have been required to submit capital remediation plans to FNMA and FHLMC, and continue as approved mortgage guaranty insurers for loans purchased by the GSEs.

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

(g) Employees. As of December 31, 2008, Old Republic employed approximately 5,600 persons on a full time basis. A majority of eligible full time employees participate in various pension or similar plans which provide benefits payable upon retirement. Eligible employees are also covered by hospitalization and major medical insurance, group life insurance, and various savings, profit sharing, and deferred compensation plans. The Company considers its employee relations to be good.

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

Item 1A - Risk Factors

Risk factors are uncertainties and events over which the Company has limited or no control, and which can have a materially adverse effect on its business, results of operations or financial condition. The Company and its business segments are subject to a variety of risk factors and, within individual segments, each type of insurance coverage may be exposed to varying risk factors. The following sections set forth management’s evaluation of the most prevalent material risk factors for the Company as a whole and for each business segment. There may be risks which management does not presently consider to be material that may later prove to be material risk factors as well.

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

Capitalization

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At December 31, 2008 the Company’s consolidated debt to equity ratio was 6.2%. This relatively low level of financial leverage provides the Company with additional borrowing capacity to meet its capital commitments.

Investment Risks

The Company’s invested assets and those of its subsidiaries are centrally managed through a wholly owned asset management subsidiary. Most of the investments consist of fixed maturity securities. Changes in interest rates directly affect the income from, and the market value of fixed maturity investments and could reduce the value of the Company’s investment portfolio and adversely affect the Company’s, and its subsidiaries’, results of operations and financial condition. A smaller percentage of total investments are in indexed funds and actively managed equities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of those investments and, in turn, the Company’s, or its subsidiaries’ results and financial condition. Further, the Company manages its fixed maturity investments by taking into account the maturities of such securities and the anticipated liquidity needs of the Company and its subsidiaries. Should the Company suddenly experience greater than anticipated liquidity needs for any reason, it could face a liquidity risk that may adversely affect its financial condition or operating results.

Risk Factors Common to All Subsidiaries

Excessive Losses and Loss Expenses

Although the Company’s three major business segments encompass different types of insurance, the greatest risk factor common to all insurance coverages is excessive losses due to unanticipated claims frequency, severity or a combination of both. Many of the factors affecting the frequency and severity of claims depend upon the type of insurance coverage, but others are shared in common. Severity and frequency can be affected by changes in national economic conditions, unexpectedly adverse outcomes in claims litigation, often as a result of unanticipated jury verdicts, changes in court made law, adverse court interpretations of insurance policy provisions resulting in increased liability or new judicial theories of liability, together with unexpectedly high costs of defending claims.

Inadequate Reserves

Reserves are the amounts that an insurance company sets aside for its anticipated policy liabilities. Claim reserves are an estimate of liability for unpaid claims and claims defense and adjustment expenses, and cover both reported as well as incurred, but not yet reported claims. It is not possible to calculate precisely what these liabilities will amount to in advance and, therefore, the reserves represent a best estimate at any point in time. Such estimates are based upon known historical loss data and expectations of future trends in claims frequency, severity, interest rates and other considerations which in turn are affected by a variety of factors over which insurers have little or no control and which can be quite volatile. Reserve estimates are periodically reviewed in light of known developments and, where necessary, adjusted and refined as circumstances may warrant. Nevertheless, the reserve setting process is inherently uncertain. If for any of these reasons reserve estimates prove to be inadequate, the Company’s subsidiaries can be forced to increase their reported liabilities; such an occurrence could result in a materially adverse impact on their results of operations and financial condition.

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

Competition

Each of the Company’s lines of insurance business is highly competitive and is likely to remain so for the foreseeable future. Moreover, existing competitors and the capital markets have from time to time brought an influx of capital and newly-organized entrants into the industry, and changes in laws have allowed financial institutions, like banks and savings and loans, to sell insurance products. Increases in competition threaten to reduce demand for the Company’s insurance products, reduce its market share, reduce its growth, reduce its profitability and generally adversely affect its results of operations and financial condition.

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

Reinsurance does not relieve the reinsured company of its primary liability to its insureds in the event of a loss. It merely reimburses the reinsured company. The ability and willingness of reinsurers to honor their obligations represent credit risks inherent in reinsurance transactions. The Company addresses these risks by limiting its reinsurance to those reinsurers it considers the best credit risks. In recent years, however, there has been an ever decreasing number of reinsurers considered to be acceptable risks by the Company.

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

Insureds as Credit Risks

A significant amount of the Company’s liability and workers’ compensation business, particularly for large commercial insureds, is written on the basis of risk sharing underwriting methods utilizing large deductibles, captive insurance risk retentions, or other arrangements whereby the insureds effectively retain and fund varying and at times significant amounts of their losses. Their financial strength and ability to pay are carefully evaluated as part of the underwriting process and monitored periodically thereafter, and their retained exposures are estimated and collateralized based on pertinent credit analysis and evaluation. Because the Company is primarily liable for losses incurred under its policies, the possible failure or inability of insureds to honor their retained liability represents a credit risk. Any subsequently developing shortage in the amount of collateral held would also be a risk, as would the failure or inability of a bank to honor a letter of credit issued as collateral. These risk factors could have a material adverse impact on the Company’s results of operations and financial condition.

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

Many states have established second injury funds that compensate injured employees for aggravation of prior injuries or conditions. These second injury funds are funded by assessments or premium surcharges.

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

Mortgage Guaranty Group

Housing and Mortgage Lending Markets

Any significant development which adversely affects the housing and related mortgage lending markets could be a risk factor for the Company’s mortgage insurance subsidiaries. Falling home prices, excessive housing supplies, negative employment trends, and  unfavorable trends in the general health  of the national and regional economies, such as we are currently experiencing, are all factors which may produce lower mortgage loan origination volumes that could result in a decline of new business and/or an increase in mortgage defaults, all of which could in turn lead to an increase in claims.

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

Capitalization

Under state insurance regulations, the Company’s mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1. If a company’s risk to capital ratio exceeds the limit, it may be prohibited from writing new business until its risk to capital ratio falls below the limit. At December 31, 2008, the statutory risk to capital ratio was 19.8:1 on a combined basis excluding the capital contribution noted below. All of the segment’s mortgage guaranty insurance companies were within the 25:1 requirement. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio. Old Republic invested $150.0 million of capital in its mortgage guaranty segment during the fourth quarter of 2008. The Company evaluates the trends in this ratio on a quarterly basis to determine the necessity of possible capital additions.

Competition

Competition is always a risk factor and comes not only from the five other mortgage insurers which comprise the industry, but also from the Federal Housing Administration (“FHA”) as well as the GSEs, such as Fannie Mae and Freddie Mac, and the insured mortgage lenders themselves. The market for private mortgage insurance exists primarily as a result of restrictions within the federal charters of the GSEs which require an acceptable form of credit enhancement on loans purchased by the GSEs that have loan to value (LTV) ratios in excess of 80%. These institutions establish the levels of required coverage, the underwriting standards for the loans they will purchase and the loss mitigation efforts that must be followed on insured loans. Changes in any of these respects could result in a reduction of the Mortgage Guaranty Group’s business or an increase in its claim costs.

In response to their deteriorating financial condition, the GSEs were placed in conservatorship under the Federal Housing Finance Agency (“FHFA”) in September 2008. As their conservator, the FHFA could change the GSE’s business practices or new federal legislation could alter the GSE’s charters in ways that could have a dramatically adverse effect on our business and that of the other mortgage insurers.

Lender consolidation has resulted in fewer lenders originating a greater share of all mortgage loans. In 2008, 40.9% of all mortgage loans were purchased or originated by the top 3 nationwide lenders. Consequently, mortgage insurance business is increasingly becoming controlled by a small number of nationwide mortgage lenders, some of which have reduced the number of mortgage insurers they do business with, thus increasing competition among the insurers.

Many mortgage lenders have organized their own captive reinsurers as a means of extending their business to the underwriting of mortgage guaranty risks. Through such captives they provide excess of loss, and in some cases, quota share reinsurance protection to the mortgage guaranty insurers such as the Company’s subsidiaries in this segment. This involvement is a competitive risk factor inasmuch as it reduces the amount of business that the Company could otherwise retain. In February 2008, Freddie Mac announced limitations on the percentage of risk that can be ceded to captive reinsurers by its approved private mortgage insurers. This limitation is effective for new risk written subsequent to May 31, 2008. In September 2008, the Company announced that it was discontinuing excess of loss reinsurance cessions to lenders’ captive insurance companies for new business written subsequent to December 31, 2008. Consequently, over time the Company’s Mortgage Guaranty Group will likely increase its net retention on the loans it insures.

Other competitive risk factors faced by the Company’s Mortgage Guaranty Group stem from certain credit enhancement alternatives to private mortgage insurance. These include:

•	the retention of mortgage loans on an uninsured basis in the lender’s portfolio of assets;

•	capital markets utilizing alternative credit enhancements.

Litigation and Regulation

The possibly adverse effect of litigation and regulation are ever present risk factors. Captive reinsurance and other risk participating structures with mortgage lenders have been challenged in recent years as potential violations of the Real Estate Settlement Procedures Act (“RESPA”). From time to time, the U. S. Department of Housing and Urban Development has considered adopting RESPA regulations which would have adversely impacted mortgage insurance by requiring that the premiums be combined with all other settlement service charges in a single package fee. Adverse litigation or regulatory developments could have a materially adverse effect on the Company’s mortgage guaranty business, results of operations and financial condition.

Title Insurance Group

Housing and Mortgage Lending Markets

The fortunes of title insurance are even more directly tied to the level of real estate activity than are those of mortgage insurance. The principal risk factor for title insurance is a decline in residential real estate activity. The major factors that can adversely impact real estate activity include:

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

Competition

Business comes to title insurers primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers. Although the top four title insurance companies during 2008 accounted for about 92% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Moreover, there is almost always competition among the major companies for key employees, especially those who are engaged in the production side of the business.

Regulation and Litigation

Regulation is also a risk factor for title insurers. The title insurance industry has recently been, and continues to be, under regulatory scrutiny in a number of states with respect to pricing practices, and alleged RESPA violations and unlawful rebating practices. The regulatory investigations could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance.

As with the Company’s other business segments, litigation poses a risk factor. Litigation is currently pending in a number of states in actions against the title industry alleging violations of rate applications in those states with respect to title insurance issued in certain mortgage refinancing transactions and violations of federal anti-trust laws in settling and filing premium rates.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The principal executive offices of the Company are located in the Old Republic Building in Chicago, Illinois. This Company-owned building contains 151,000 square feet of floor space of which approximately 53% is occupied by Old Republic, and the remainder is leased to others. In addition to its Chicago building, a subsidiary of the Title Insurance Group partially occupies its owned headquarters building in Minneapolis, Minnesota. This building contains 110,000 square feet of floor space of which approximately 65% is occupied by the Old Republic National Title Insurance Company. The remainder of the building is leased to others. Nine smaller buildings are owned by Old Republic and its subsidiaries in various parts of the nation and are primarily used for its business. The carrying value of all owned buildings and related land at December 31, 2008 was $35.6 million.

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

Since early February 2008 approximately 80 purported consumer class action lawsuits have been filed nationwide against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of the suits also allege violations of the Federal Real Estate Settlement Procedures Act (“RESPA”). The Company and its principal title insurance subsidiary, Old Republic National Title Insurance Company, are currently among the named defendants in 36 of these actions in 6 states, and are likely to be included in others. A second subsidiary, American Guaranty Title Insurance Company, was originally named in some of the same suits but has been dismissed from all such actions. No class has yet been certified in any of these suits.

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

At their present stage, the ultimate impact of these lawsuits, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol “ORI”. The high and low closing prices as reported on the New York Stock Exchange, and cash dividends declared for each quarterly period during the past two years were as follows:

		Closing Price		Cash
		High	Low	Dividends
1st quarter	2007	$23.51	$21.68	$.15
2nd quarter	2007	22.38	21.06	.16
3rd quarter	2007	21.73	17.70	.16
4th quarter	2007	$19.46	$13.73	$.16

1st quarter	2008	$15.91	$12.31	$.16
2nd quarter	2008	15.46	11.84	.17
3rd quarter	2008	16.50	9.32	.17
4th quarter	2008	$12.07	$7.39	$.17

As of January 30, 2009, there were 2,742 registered holders of the Company's Common Stock. See Note 3(c) of the Notes to Consolidated Financial Statements for a description of certain regulatory restrictions on the payment of dividends by Old Republic's insurance subsidiaries. Closing prices have been restated, as necessary, to reflect all stock dividends and splits declared through December 31, 2008.

Comparative Five Year Performance Graphs for Common Stock

The following tables, prepared on the basis of market and related data furnished by Standard & Poor's Total Return Service, reflects total market return data for the most recent five calendar years ended December 31, 2008. For purposes of the presentation, the information is shown in terms of $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year. The $100 investment is deemed to have been made either in Old Republic Common Stock, in the S&P 500 Index of common stocks, or in an aggregate of the common shares of the Peer Group of publicly held insurance businesses selected by Old Republic. In each instance the cumulative total return assumes reinvestment of cash dividends on a pretax basis.

The information utilized to prepare the following tables has been obtained from sources believed to be reliable, but no representation is made that it is accurate or complete in all respects.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 1
(For the five years ended December 31, 2008)

	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
ORI	$100.00	$101.82	$112.52	$128.10	$ 87.67	$ 71.57
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group 1	100.00	109.31	126.19	144.81	133.91	104.41

Peer Group 1 consists of the following publicly held corporations selected by the Company for its 2003 to 2008 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Corporation, Stewart Information Services Corporation, MGIC Investment Corporation, Markel Corporation, PMI Group Inc., Travelers Companies, Inc., and XL Capital Ltd.

Comparison of Five Year Total Market Return
OLD REPUBLIC INTERNATIONAL CORPORATION vs. S&P 500 vs. Peer Group 2
(For the five years ended December 31, 2008)

	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
ORI	$100.00	$101.82	$112.52	$128.10	$ 87.67	$ 71.57
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group 2	100.00	111.11	127.85	146.66	135.27	104.88

Peer Group 2 consists of the following publicly held corporations selected by the Company for its 2003 to 2008 comparison: Ace Limited, American Financial Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, First American Corporation, LandAmerica Financial Group, MGIC Investment Corporation, Markel Corporation, PMI Group Inc., SAFECO Corporation, Travelers Companies, Inc., and XL Capital Ltd.

Peer Group 2 is comprised of the same companies as in Peer Group 1 except as follows: Stewart Information Services Corporation replaced LandAmerica Financial Group following the latter’s bankruptcy filing and SAFECO Corporation has been removed due to its acquisition by another insurer.

The composition of the Peer Group companies has been approved by the Compensation Committee.

Item 6 - Selected Financial Data ($ in millions, except share data)

December 31,
2008	2007	2006	2005	2004
FINANCIAL POSITION:
Cash and Invested Assets (a)	$8,855.1	$8,924.0	$8,230.8	$7,394.1	$7,020.2
Other Assets	4,410.9	4,366.5	4,381.4	4,149.0	3,550.6
Total Assets	$13,266.0	$13,290.6	$12,612.2	$11,543.2	$10,570.8

Liabilities, Other than Debt	$9,292.6	$8,684.9	$8,098.6	$7,376.4	$6,562.1
Debt	233.0	64.1	144.3	142.7	143.0
Total Liabilities	9,525.7	8,749.0	8,243.0	7,519.1	6,705.1
Preferred Stock	-	-	-	-	-
Common Stock	3,740.3	4,541.6	4,369.2	4,024.0	3,865.6
Total Liabilities and Shareholders’ Equity	$13,266.0	$13,290.6	$12,612.2	$11,543.2	$10,570.8

Total Capitalization (b)	$3,973.4	$4,605.7	$4,513.5	$4,166.7	$4,008.6

Years Ended December 31,
2008	2007	2006	2005	2004
RESULTS OF OPERATIONS:
Net Premiums and Fees Earned	$3,318.1	$3,601.2	$3,400.5	$3,386.9	$3,116.1
Net Investment and Other Income	406.0	419.3	374.6	354.0	327.5
Realized Investment Gains (Losses)	(486.4)	70.3	19.0	64.9	47.9
Net Revenues	3,237.7	4,091.0	3,794.2	3,805.9	3,491.6
Benefits, Claims, and
Settlement Expenses	2,715.7	2,166.2	1,539.6	1,465.4	1,307.9
Underwriting and Other Expenses	1,341.2	1,546.3	1,574.3	1,593.0	1,532.7
Pretax Income (Loss)	(819.2)	378.4	680.1	747.3	650.9
Income Taxes (Credits)	(260.8)	105.9	215.2	195.9	215.9
Net Income (Loss)	$(558.3)	$272.4	$464.8	$551.4	$435.0

COMMON SHARE DATA: (c)
Net Income (Loss):
Basic	$(2.41)	$1.18	$2.01	$2.40	$1.91
Diluted	$(2.41)	$1.17	$1.99	$2.37	$1.89

Dividends:	Cash	- Regular	$.670	$.630	$.590	$.512	$.402
- Special	-	-	-	.800	-
- Total	$.670	$.630	$.590	$1.312	$.402
Stock	- %	- %	- %	25%	- %

Book Value	$15.91	$19.71	$18.91	$17.53	$16.94

Common Shares (thousands):
Outstanding	235,031	230,472	231,047	229,575	228,204

Average:	Basic	231,484	231,370	231,017	229,487	228,177
Diluted	231,484	232,912	233,034	232,108	230,759

(a)	Consists of cash, investments and accrued investment income.
(b)	Total capitalization consists of debt, preferred stock, and common shareholders' equity.
(c)	All per share statistics herein have been restated to reflect all stock dividends or splits declared through December 31, 2008.

Item 7 - Management Analysis of Financial Position and Results of Operations
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.4% of consolidated operating revenues for the year ended December 31, 2008 and 1.9% of consolidated assets as of December 31, 2008, is included within the corporate and other caption of this report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net investment gains or losses, declined significantly in both the fourth quarter of 2008 and for the year then ended. Substantially all the reduced performance stemmed from continued weakness in the Company’s mortgage guaranty and title insurance lines. Given the continuing downtrend in U.S. economic activity and the substantial dislocations that have enveloped all organizations with housing and mortgage-lending exposures, it is likely that these factors will exert additional earnings pressures throughout 2009 and, at the least, a part of 2010. These expectations aside, the Company retains strong capital underpinnings and its general insurance business is expected to remain solidly profitable in 2009.

Full year 2008 net operating losses were magnified by the combination of realized losses from sales of investment securities ($2.7, or $0.01 per share, net of tax), and by downward valuation adjustments for other-than-temporarily impaired securities ($367.5 or $1.59 per share, net of tax). In the aggregate, investment losses from impairments accounted for two thirds of the net loss of $558.3 registered in 2008.

As indicated at the conclusion of this report, the year-over-year decline in book value per share was mostly due to the shortfall in earnings, to cash outlays for regular dividends to shareholders, and to lower market valuations or impairments of fixed maturity and equity investments.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:
				% Change
				2008	2007
Years Ended December 31,	2008	2007	2006	vs. 2007	vs. 2006
Operating revenues:
General insurance	$2,255.9	$2,438.0	$2,138.7	-7.5%	14.0%
Mortgage guaranty	690.0	608.3	529.9	13.4	14.8
Title insurance	681.3	878.5	1,007.3	-22.4	-12.8
Corporate and other	96.8	95.6	99.2
Total	$3,724.2	$4,020.6	$3,775.2	-7.4%	6.5%
Pretax operating income (loss):
General insurance	$294.3	$418.0	$401.6	-29.6%	4.1%
Mortgage guaranty	(594.3)	(110.4)	228.4	-438.1	-148.3
Title insurance	(46.3)	(14.7)	31.0	-214.7	-147.4
Corporate and other	13.5	15.1	-
Sub-total	(332.7)	308.0	661.1	-208.0	-53.4
Realized investment gains (losses):
From sales	(4.1)	70.3	19.0
From impairments	(482.3)	-	-
Net realized investment gains (losses)	(486.4)	70.3	19.0	N/M	270.0%
Consolidated pretax income (loss)	(819.2)	378.4	680.1	-316.5	-44.4
Income taxes (credits)	(260.8)	105.9	215.2	-346.2	-50.8
Net income (loss)	$(558.3)	$272.4	$464.8	-304.9%	-41.4%

Consolidated underwriting ratio:
Benefits and claims ratio	81.8%	60.2%	45.3%	35.9%	32.9%
Expense ratio	39.1	41.3	44.7	-5.3	-7.6
Composite ratio	120.9%	101.5%	90.0%	19.1%	12.8%
Components of diluted earnings per share:
Net operating income (loss)	$(0.81)	$0.97	$1.94	-183.5%	-50.0%
Net realized investment gains (losses)	(1.60)	0.20	.05
Net income (loss)	$(2.41)	$1.17	$1.99	-306.0%	-41.2%
Cash dividends paid per share	$0.67	$0.63	$.59	6.3%	6.8%
Year end book value per share	$15.91	$19.71	$18.91	-19.3%	4.2%

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

General Insurance Results – General insurance operating income for 2008 was affected mainly by moderately lower earned premiums and the higher claim ratios shown in the following table:

	General Insurance Group
				% Change
				2008	2007
Years Ended December 31,	2008	2007	2006	vs. 2007	vs. 2006
Net premiums earned	$1,989.3	$2,155.1	$1,902.1	-7.7%	13.3%
Net investment income	253.6	260.8	221.5	-2.8	17.7
Pretax operating income	$294.3	$418.0	$401.6	-29.6%	4.1%

Claims ratio	73.0%	67.8%	65.9%	7.7%	2.9%
Expense ratio	24.2	24.1	24.4	.4	-1.2
Composite ratio	97.2%	91.9%	90.3%	5.8%	1.8%

Earned premiums trended lower throughout 2008 as a moderately declining rate environment for most commercial insurance prices in the past three years or so has hindered retention of some business and precluded meaningful additions to Old Republic’s premium base. The lower top line was accompanied by the above noted rise in claim ratios. The 2008 claim ratios compare to an average of 66.8% posted for the five years ended in 2007. The higher claim ratio for 2008 was attributable to the combination of greater loss costs for most insurance coverages and to the cumulative effect of softening premium rates; the increase in loss costs was most accentuated for Old Republic’s consumer credit indemnity and general aviation coverages.

Underwriting and other expenses have remained under good overall control; the resulting expense ratios compare favorably with the average of 24.8% registered in the five years through 2007.

Mortgage Guaranty Results – Full year 2007 and 2008 claim costs grew as a result of higher mortgage loan delinquencies, as well as increased claim frequency and severity. These higher costs were offset to some extent by strong premium revenue gains for 2007 and in the first half of 2008 in particular. Pretax operating results, however, were unprofitable for the second consecutive year. Key indicators of this cyclical reversal in profitability for Old Republic’s second largest business segment are shown below and in the accompanying statistical exhibit.

	Mortgage Guaranty Group
				% Change
				2008	2007
Years Ended December 31,	2008	2007	2006	vs. 2007	vs. 2006
Net premiums earned	$592.5	$518.2	$444.3	14.3%	16.6%
Net investment income	86.8	79.0	74.3	10.0	6.3
Pretax operating income (loss)	$(594.3)	$(110.4)	$228.4	-438.1%	-148.3%

Claims ratio	199.3%	118.8%	42.8%	67.8%	177.6%
Expense ratio	15.7	17.7	22.5	-11.3	-21.3
Composite ratio	215.0%	136.5%	65.3%	57.5%	109.0%

For the fiscal 12 months ended June 30, 2008, mortgage guaranty earned premiums grew at strong double digit rates. This growth stemmed from higher new insurance writings generated by greater market acceptance of traditional primary coverages and from higher business persistency (83.9% and 77.6% for 2008 and 2007, respectively). Since mid-year 2008, however, premium growth has slowed measurably due to lowered mortgage originations, more selective underwriting guidelines, and competing products offered by the Federal Housing Administration (FHA).

The cyclical downturn in housing and related mortgage finance industries has contributed to the aforementioned impact of higher claim costs. Such costs reflect the combination of unfavorable loan default trends, greater claim severity caused by the larger insured loan values of recent years, and lessened opportunities to mitigate reported claims. Inflated inventories of unsold homes, weakening home values, and a more restrictive credit environment are main causes for the reduced mitigation opportunities, though greater numbers of submitted claims are being rescinded due to detected frauds and material deviations from contractually required underwriting standards. As of December 31, 2008, net claim reserves of $1.38 billion were 114.4% higher than they were 12 months earlier. The effect of varying amounts of periodic paid losses and reserve provisions on reported incurred loss ratios is shown in the following table:

	Years Ended December 31,
	2008	2007	2006
Incurred loss ratio from:
Paid losses	74.8%	42.5%	34.9%
Reserve provisions	124.5	76.3	7.9
Total	199.3%	118.8%	42.8%

Lower production and operating expense ratios for 2008 and 2007 continued to be a bright spot in operating trends as the greater premium volume has not been accompanied by a corresponding increase in fixed operating costs. The beneficial effect of the relatively lower expense ratios, however, was more than offset by the severe impact of rising claim ratios.

In combination, the above-cited factors produced a continuing uptrend in this segment’s 2008 and 2007 composite underwriting ratios, which compare with an average of 56.0% registered for the five years ended December 31, 2006. Underwriting results notwithstanding, Old Republic’s Mortgage Guaranty segment continued to post strong operating cash flows. These have been additive to a high quality and liquid invested asset base which reached $2.08 billion as of December 31, 2008, up 14.6% from the level registered one year earlier. This greater invested asset base was mainly responsible for the growth in investment income posted in the periods reported upon.

Title Insurance Results – Old Republic’s title insurance business also registered an operating loss for both 2008 and 2007.  Key operating performance indicators are shown in the following table:

	Title Insurance Group
				% Change
				2008	2007
Years Ended December 31,	2008	2007	2006	vs. 2007	vs. 2006
Net premiums and fees earned	$656.1	$850.7	$980.0	-22.9%	-13.2%
Net investment income	25.1	27.3	26.9	-7.9	1.3
Pretax operating income (loss)	$(46.3)	$(14.7)	$31.0	-214.7%	-147.4%

Claims ratio	7.0%	6.6%	5.9%	6.1%	11.9%
Expense ratio	103.6	98.1	93.6	5.6	4.8
Composite ratio	110.6%	104.7%	99.5%	5.6%	5.2%

The ongoing cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy also led to year-over-year reductions of premium and fee revenues for the Company’s Title segment. Direct production facilities in the Western United States continued to sustain the most significant bottom line adverse effects of this downturn. Claim ratios in 2008 have trended up slightly as they did for all of 2007. While overall 2008 production and operating expenses have dropped significantly, the decline continues to be insufficient to counter the somewhat larger reduction in title premium and fee revenues. Higher litigation cost reserve provisions added slightly to the expense ratios posted for 2008 and the final quarter of the year.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and its internal services subsidiaries produced overall net operating gains in 2008. Period-to-period earnings variations for these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

				% Change
				2008	2007
As of December 31,	2008	2007	2006	vs. 2007	vs. 2006
Cash and invested assets – at fair value	$8,855.1	$8,924.0	$8,230.8	-.8%	8.4%
Cash and invested assets – at original cost	$9,210.0	$8,802.5	$8,128.4	4.6%	8.3%

Shareholders’ Equity:
Total	$3,740.3	$4,541.6	$4,369.2	-17.6%	3.9%
Per common share	$15.91	$19.71	$18.91	-19.3%	4.2%

Composition of shareholders’ equity per share:
Equity before items below	$16.10	$19.31	$18.72	-16.6%	3.2%
Unrealized investment gains or losses and other
accumulated comprehensive income	(0.19)	0.40	0.19
Total	$15.91	$19.71	$18.91	-19.3%	4.2%

Consolidated cash flow from operating activities amounted to $565.6 for the year ended 2008 versus $862.5 for 2007.  General insurance and mortgage guaranty operations produced positive, though lower, combined cash flows for 2008, while those of the title segment were negative in both 2008 and 2007.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 4% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other  beneficiaries, as  well  as evaluations of  their  long-term effect  on stability  of capital  accounts. Accordingly, the Company's exposure to so called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, asset-backed securities, collateralized debt obligations (“CDO’s”), guaranteed investment contracts, and derivatives (including credit default swaps, interest rate swaps, or structured investment vehicles, and auction rate variable short-term investments) is either immaterial or non existent. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and changes in market valuations and impairments of invested assets for the periods reported upon. A summary of these changes in book value per share follows:
	Shareholders’
	Equity Per Share
Years Ended December 31,	2008	2007	2006
Beginning book value per share	$19.71	$18.91	$17.53
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(.81)	.98	1.96
Net realized investment gains (losses):
From sales	(.01)	.20	.05
From impairments	(1.59)	-	-
Subtotal	(1.60)	.20	.05
Net unrealized investment gains (losses)	(.33)	.05	.07
Total realized and unrealized investment gains (losses)	(1.93)	.25	.12
Cash dividends	(.67)	(.63)	(.59)
Stock issuance, foreign exchange, and other transactions	(.39)	.20	(.11)
Net change	(3.80)	.80	1.38
Ending book value per share	$15.91	$19.71	$18.91

As indicated in the table below, Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group) account for a substantial portion of the investment losses reflected in the preceding summary. Impairment losses shown in the above table also include $29.7 ($0.13 per share) related to an investment in a national title insurer which declared bankruptcy in the final quarter of 2008.  Unrealized losses, including such losses as are categorized as other-than-temporarily impaired (“OTTI”) represent the net difference between the most recently established cost and the market values of the investments at a point in time. The two mortgage guaranty investments account for 77.8% of total impairment losses sustained by the Company in 2008; their aggregate cost, market value, and latest reported underlying equity values are shown below.

		December 31,
		2008	2007
Total value of the two investments:	Original cost	$416.4	$429.7
	Impaired cost	106.8	N/A
	Market value	82.7	375.1
	Underlying equity(*)	$515.9	$679.7

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

When making investment decisions, management considers the Company’s ability to retain its holdings for a period sufficient to recover their cost and to obtain a competitive long-term total return. It also considers such factors as balance sheet effects of potential changes in market valuations, asset-liability matching objectives, long term ability to hold securities, tax planning considerations, and the investees’ reported book values and ability to continue as going concerns. The above-noted mortgage guaranty holdings were acquired as passive long-term investment additions to core segments of Old Republic’s business in anticipation of a turn-around for the MI industry in 2010. In management’s judgment, the currently depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the recent dysfunctionality of the banking and mortgage lending industries.

For external GAAP reporting purposes, however, Old Republic uses relatively short time frames in recognizing OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20% or greater decline for a six month period is considered OTTI. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by market value gains on the previously impaired securities unless the gains are realized through actual sales. Such unrealized market value gains can only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

DETAILED MANAGEMENT ANALYSIS

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the pertinent sections of this Management Analysis and are summarized as follows:

(a) Other-than-temporary impairments in the value of investments:

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with any unrealized investment loss amounting to 20% or greater decline for a six month period is considered OTTI. The decline in value of a security deemed OTTI is included in the determination of net income and a new cost basis is established for financial reporting purposes.

For the three years ended December 31, 2008, pretax charges due to other-than-temporary impairments in the value of securities affected pretax income or loss within a range of -143.2% and 0% and averaged -47.7%.

(b) Establishment of deferred acquisition costs (“DAC”)

The eligibility for deferral and the recoverability of DAC is based on the current terms and estimated profitability of the insurance contracts to which they relate. As of the three most recent year ends, consolidated DAC balances ranged between 1.7% and 2.1% and averaged 1.9% of consolidated assets. The annual change in DAC balances for the three-year period affected underwriting, acquisition and other expenses within a range of -1.6% and 1.7%, and averaged .4% of such expenses.

(c) The recoverability of reinsured paid and/or outstanding losses

Assets consisting of gross paid losses recoverable from assuming reinsurers, and balance sheet date reserves similarly recoverable in future periods as gross losses are settled and paid, are established at the same time as the gross losses are paid or recorded as reserves. Accordingly, these assets are subject to the same estimation processes and valuations as the related gross amounts that are discussed below. As of the three most recent year ends, paid and outstanding reinsurance recoverable balances ranged between 31.5% and 36.1% and averaged 33.5% of the related gross reserves.

(d) The reserves for losses and loss adjustment expenses

As discussed in pertinent sections of this Management Analysis, the reserves for losses and related loss adjustment expenses are based on a wide variety of factors and calculations. Among these the Company believes the most critical are:

•
The establishment of expected loss ratios for the three latest accident years, particularly for so-called long-tail coverages as to which information about covered losses emerges and becomes more accurately quantified over long periods of time. Long-tail lines of business generally include workers’ compensation, auto liability, general liability, errors and omissions and directors and officers’ liability, and title insurance. Gross loss reserves related to such long-tail coverages ranged between 71.0% and 85.1%, and averaged 78.4% of gross consolidated claim reserves as of the three most recent year ends. Net of reinsurance recoverables, such reserves ranged between 66.2% and 84.0% and averaged 75.2% as of the same dates.

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

For each of the three most recent calendar years, prior accident years’ consolidated claim costs have developed favorably and have had the consequent effect of reducing consolidated annual loss costs between 3.0% and 6.9%, or by an average of approximately 4.6% per annum. As a percentage of each of these years’ consolidated earned premiums and fees the favorable developments have ranged between 1.8% and 3.4%, and have averaged 2.8%.

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

ACCOUNTING POLICIES

The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”) to comply with financial reporting requirements for publicly held companies. In managing the Company’s insurance subsidiaries and providing for their current tax liabilities, however, management adheres to state insurance regulatory and accounting practices. In comparison with GAAP such practices reflect greater conservatism and comparability among insurers, and are intended to address the primary financial security interests of policyholders and their beneficiaries. This management analysis should be read in conjunction with Old Republic’s annual and quarterly consolidated financial statements and the footnotes appended to them.

On December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). Additionally, the measurement date provisions of FAS 158 were adopted by the Company effective December 31, 2007. The impact of the adoption of FAS 158 is discussed in Note 1(n) of the Notes to Consolidated Financial Statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company in the first quarter of 2007. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. As indicated in Note 1(j) of the Notes to Consolidated Financial Statements, the Company believes that the major uncertainties relating to its tax position pertain to timing differences in the recognition of taxable income. Accordingly, the annual effective tax rate, other than possible interest and penalties, would be largely unaffected as an increase in currently due income taxes would likely be offset by a corresponding deferred income tax adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value. FAS 157 applies to existing accounting pronouncements that require or permit fair value measurements, and became effective for the Company in the first quarter of 2008. FAS 157 was amended by FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on at least an annual basis until fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 by the Company on January 1, 2009 is not expected to have a significant impact on the consolidated financial statements. Additionally, in October 2008, the FASB issued Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Markets for That Asset is Not Active” (“FSP 157-3”) which clarifies the application of FAS 157 in a market that is not active. The impact of the adoption of FAS 157 and FSP 157-3 is discussed in Note 1(d) of the Notes to Consolidated Financial Statements.

The above accounting policy changes result primarily in additional financial statement disclosures and do not  have any effect on management’s conduct of the business or reported results.

FINANCIAL POSITION

The Company’s financial position at December 31, 2008 reflected decreases in assets and common shareholders’ equity of .2% and 17.6%, respectively, and increased liabilities of 8.9% when compared to the immediately preceding year-end. Cash and invested assets represented 66.8% and 67.1% of consolidated assets as of December 31, 2008 and December 31, 2007, respectively. Consolidated operating cash flow was positive at $565.6 in 2008 compared to $862.5 in 2007 and $1,004.7 in 2006. As of December 31, 2008, the invested asset base decreased .9% to $8,682.9 principally as a result of positive operating cash flows offset primarily by higher unrealized losses on equity securities.

Investments - During 2008 and 2007, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both December 31, 2008 and 2007, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. Investable funds have not been directed to so-called “junk bonds”, illiquid private equity investments, real estate, mortgage loans, mortgage-backed securities, asset-backed securities, collateralized debt obligations (“CDO’s”), guaranteed investment contracts, or derivatives. In a similar vein, the Company does not engage in hedging transactions or securities lending operations, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At December 31, 2008, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of December 31, 2008. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	December 31,
	2008	2007
Aaa	14.2%	32.9%
Aa	28.7	17.0
A	33.4	27.9
Baa	22.1	20.2
Total investment grade	98.4	98.0
All other (b)	1.6	2.0
Total	100.0%	100.0%

(a)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(b)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	December 31, 2008
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Services	$10.0		$5.4
Industrial	19.4		4.2
Retail	17.1		3.8
Consumer Durable	22.5		3.6
Other (includes 4 industry groups)	33.1		4.5
Total	$102.2	(c)	$21.7

(c)	Represents 1.4% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	December 31, 2008
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Utilities	$622.5		$24.3
REIT	87.5		16.0
Banking	244.2		13.1
Basic Industry	147.4		11.6
Other (includes 15 industry groups)	1,526.5		87.9
Total	$2,628.2	(d)	$153.2

(d)	Represents 35.6% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	December 31, 2008
			Gross
			Unrealized
	Cost (g)		Losses
Equity Securities by Industry Concentration:
Index Funds	$217.6		$47.1
Insurance	89.0		24.2
Utilities	13.9		1.3
Total	$320.6	(e)	$72.7	(f)

(e)	Represents 85.9% of the total equity securities portfolio.
(f)	Represents 19.5% of the cost of the total equity securities portfolio, while gross unrealized gains represent 13.3% of the portfolio.
(g)	Reported net of other-than-temporary impairment adjustments.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	December 31, 2008
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$481.2	$21.3	$8.4	$1.1
Due after one year through five years	1,396.6	65.1	90.3	16.5
Due after five years through ten years	845.7	15.6	76.1	4.0
Due after ten years	6.8	-	.1	-
Total	$2,730.4	$102.2	$175.0	$21.7

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	December 31, 2008
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$81.8	$5.1	$7.5	$94.6
Seven to twelve months	12.1	7.1	-	19.2
More than twelve months	35.2	25.6	.2	61.1
Total	$129.2	$37.9	$7.8	$175.0
Equity Securities:
One to six months	$6.9	$65.7	$-	$72.6
Seven to twelve months	-	-	-	-
More than twelve months	-	-	-	-
Total	$6.9	$65.7	$-	$72.7

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	374	4	2	380
Seven to twelve months	48	8	-	56
More than twelve months	97	20	1	118
Total	519	32	3	554	(h)
Equity Securities:
One to six months	4	3	-	7
Seven to twelve months	-	-	-	-
More than twelve months	-	-	1	1
Total	4	3	1	8	(h)

(h)
At December 31, 2008 the number of issues in an unrealized loss position represent 28.0% as to fixed maturities, and 50.0% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (December 31, 2008 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	December 31,
	2008	2007
Maturity Ranges:
Due in one year or less	14.0%	11.7%
Due after one year through five years	51.0	46.8
Due after five years through ten years	34.7	41.1
Due after ten years through fifteen years	.3	.4
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration (i)	3.7	3.8

(i)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of December 31, 2008 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	December 31,
	2008	2007
Fixed Maturity Securities:
Amortized cost	$7,385.2	$7,312.2
Estimated fair value	7,406.9	7,383.6
Gross unrealized gains	196.8	106.9
Gross unrealized losses	(175.0)	(35.6)
Net unrealized gains (losses)	$21.7	$71.3

Equity Securities:
Original cost	$729.2	$807.3
Impaired cost	373.3	N/A
Estimated fair value	350.3	842.1
Gross unrealized gains	49.6	115.1
Gross unrealized losses	(72.7)	(80.4)
Net unrealized gains (losses)	$(23.0)	$34.7

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $245.7 in dividends from its subsidiaries in 2009 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses at the holding company, and the near-term capital needs of its operating company subsidiaries. Old Republic can currently access the commercial paper market for up to $215.0, of which $200.0 was outstanding at December 31, 2008, to meet unanticipated liquidity needs.

Capitalization - Old Republic’s total capitalization of $3,973.4 at December 31, 2008 consisted of debt of $233.0 and common shareholders' equity of $3,740.3. Changes in the common shareholders’ equity account for the three most recent years reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 27 years. The annual dividend rate is typically reviewed and approved by the Board of Directors during the first quarter of each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business. At its February 2008 meeting, the Board of Directors approved a new quarterly cash dividend rate of 17 cents per share effective in the second quarter of 2008, up from 16 cents per share, subject to the usual quarterly authorizations.

Under state insurance regulations, the Company’s mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1. If a company’s risk to capital ratio exceeds the limit, it may be prohibited from writing new business until its risk to capital ratio falls below the limit. At December 31, 2008, the statutory risk to capital ratio was 19.8:1 on a combined basis excluding the capital contribution noted below. All of the segment’s mortgage guaranty insurance companies were within the 25:1 requirement. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio. Old Republic invested $150.0 of capital in its mortgage guaranty segment during the fourth quarter of 2008. The Company evaluates the trends in this ratio on a quarterly basis to determine the necessity of possible capital additions.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At December 31, 2008 the Company’s consolidated debt to equity ratio was 6.2%. This relatively low level of financial leverage provides the Company with additional borrowing capacity to meet its capital commitments.

Contractual Obligations - The following table shows certain information relating to the Company’s contractual obligations as of December 31, 2008:

	Payments Due in the Following Years
			2010 and	2012 and	2014 and
	Total	2009	2011	2013	After
Contractual Obligations:
Debt	$233.0	$202.5	$6.7	$5.6	$18.0
Interest on Debt	9.1	1.7	2.8	2.1	2.3
Operating Leases	170.3	38.5	52.8	29.9	49.0
Pension Benefits Contributions (a)	62.6	8.9	20.4	22.1	11.2
Claim & Claim Expense Reserves (b)	7,241.3	2,172.8	1,747.8	655.0	2,665.5
Total	$7,716.4	$2,424.5	$1,830.7	$714.9	$2,746.2

(a)
Represents estimated minimum funding of contributions for the Old Republic International Salaried Employees Restated Retirement Plan (the Old Republic Plan), the Bituminous Casualty Corporation Retirement Income Plan (the Bitco Plan), and the Old Republic National Title Group Pension Plan (the Title Plan). Funding of the plans is dependent on a number of factors including actual performance versus actuarial assumptions made at the time of the actuarial valuations, as well as, maintaining certain funding levels relative to regulatory requirements.

(b)
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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 37% of 2008 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
2008	$1,989.3	$592.5	$656.1	$80.1	$3,318.1	-7.9%

2008 General Insurance Group earned premiums trended lower as a moderately declining rate environment for most commercial insurance prices has hindered retention of some business and precluded meaningful additions to the premium base.  Earned  premium  growth of  13.3%, and  5.4% in  2007 and  2006, respectively,  reflects additional  business produced  in a eeasonably stable underwriting environment and the year-end 2006 acquisition of a liability insurance book of business. 2008 and 2007 mortgage guaranty premium revenue trends reflect greater business persistency and, through mid-year 2008 in particular, growth in traditional primary insurance in force which stemmed from increased demand for traditional insurance products. Title Group premium and fee revenues decreased by 22.9% and 13.2% in 2008 and 2007, respectively. The decline was particularly accentuated in the segment’s direct operations, most of which are concentrated in the Western United States, and all of which reflected a downturn in home sales and resales.

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2006	39.6%	21.7%	11.0%	10.7%	5.1%	11.9%
2007	35.0	23.5	13.8	9.3	7.8	10.6
2008	34.9%	21.0%	16.1%	9.7%	7.5%	10.8%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$17,187.0	$13,716.7	$583.7	$31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
2008	$20,861.9	$3.5	$1,123.5	$21,989.0

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$4,246.8	$1,146.6	$12.2	$5,405.7
2007	7,844.5	724.5	15.2	8,584.4
2008	$4,815.0	$.6	$11.8	$4,827.5

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2006	$524.7	$444.3	73.1%	70.5%
2007	612.7	518.2	77.6	73.7
2008	$698.4	$592.5	83.9%	88.4%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 8.9% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$14,582.1	$2,471.1	$578.9	$17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
2008	$20,463.0	$2,055.0	$457.0	$22,975.1

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2006	8.5%	32.6%	54.6%	4.3%
2007	8.5	33.6	55.1	2.8
2008	7.0%	30.5%	60.5%	2.0%

Bulk(a):
As of December 31:
2006	24.1%	35.7%	39.8%	.4%
2007	19.4	34.9	45.4	.3
2008	18.2%	33.7%	47.9%	.2%

				LTV
	LTV less	LTV	LTV	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	than 85	85 to 90	90 to 95	than 95

Traditional Primary:
As of December 31:
2006	5.0%	37.4%	36.0%	21.6%
2007	4.7	34.4	32.0	28.9
2008	5.1%	35.5%	31.6%	27.8%

Bulk(a):
As of December 31:
2006	63.4%	23.1%	9.0%	4.5%
2007	62.0	20.9	9.3	7.8
2008	63.5%	20.1%	8.6%	7.8%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	9.0%	7.5%	5.8%	5.4%	3.7%	3.1%	3.1%	2.8%	4.8%	4.0%
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
2008	8.3%	8.1%	5.2%	5.2%	3.2%	5.5%	3.1%	2.9%	4.4%	3.8%

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2006	9.4%	4.8%	3.6%	4.5%	3.4%	17.7%	3.2%	4.4%	2.8%	4.6%
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
2008	10.0%	4.6%	4.0%	3.9%	3.1%	18.2%	3.4%	4.3%	2.9%	5.4%

(a)	Bulk pool risk in-force, which represented 44.9% of total bulk risk in-force at December 31, 2008, has been allocated pro-rata based on insurance in-force.

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	mentation
Traditional Primary:
As of December 31:
2006	89.4%	10.6%
2007	88.0	12.0
2008	90.0%	10.0%

Bulk (a):
As of December 31:
2006	51.9%	48.1%
2007	49.6	50.4
2008	49.1%	50.9%

Risk in Force Distribution By Loan Type:	Fixed	Adjustable
	Rate	Rate
Traditional Primary:
As of December 31:
2006	92.3%	7.7%
2007	94.4	5.6
2008	95.8%	4.2%

Bulk (a):
As of December 31:
2006	65.7%	34.3%
2007	70.9	29.1
2008	74.4%	25.6%

(a)	Bulk pool risk in-force, which represented 44.9% of total bulk risk in-force at December 31, 2008, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2006	32.3%	67.7%
2007	32.1	67.9
2008	36.8%	63.2%

Revenues: Net Investment Income

Net investment income is affected by trends in interest and dividend yields for the types of securities in which the Company’s funds are invested during each reporting period. The following tables reflect the segmented and consolidated invested asset bases as of the indicated dates, and the investment income earned and resulting yields on such assets. Since the Company can exercise little control over fair values, yields are evaluated on the basis of investment income earned in relation to the cost of the underlying invested assets, though yields based on the fair values of such assets are also shown in the statistics below.

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2007	$5,984.9	$1,795.8	$606.0	$252.9	$8,639.7	$121.4	$8,761.2
2008	$5,618.7	$2,099.7	$545.8	$417.5	$8,681.8	$1.0	$8,682.9

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2006	$221.5	$74.3	$26.9	$18.7	$341.6	4.52%	4.47%
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
2008	$253.6	$86.8	$25.1	$11.6	$377.3	4.27%	4.33%

Consolidated net investment income declined by .7% in 2008 and grew by 11.2% and 10.2% in 2007 and 2006, respectively. This revenue source was affected by a rising invested asset base caused by positive consolidated operating cash flows, by a concentration of investable assets in interest-bearing securities, and by changes in market rates of return. Yield trends reflect the relatively short maturity of Old Republic’s fixed maturity securities portfolio as well as continuation of a relatively lower yield environment during the past several years.

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; in 2008, 2007 and 2006, 90.1%, 85.1% and 77.2%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2006	$2.0	$16.9	$19.0	$-	$-	$-	$19.0
2007	2.2	68.1	70.3	-	-	-	70.3
2008	$(25.0)	$20.9	$(4.1)	$(11.5)	$(470.7)	$(482.3)	$(486.4)

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

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of December 31, 2008 and 2007:

	Claim and Loss Adjustment Expense Reserves
	December 31,
	2008		2007
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,035.7	$849.8	$1,041.6	$845.6
Workers’ compensation	2,241.6	1,271.8	2,195.5	1,265.8
General liability	1,209.2	612.3	1,173.2	587.1
Other coverages	709.7	487.9	691.2	476.9
Unallocated loss adjustment expense reserves	150.6	104.9	154.8	104.0
Total general insurance reserves	5,346.9	3,326.9	5,256.5	3,279.7

Mortgage guaranty	1,581.7	1,380.6	645.2	642.9
Title	261.2	261.2	273.5	273.5
Life and health	28.1	22.2	30.3	24.7
Unallocated loss adjustment expense reserves -
other coverages	23.2	23.2	25.4	25.4
Total claim and loss adjustment expense reserves	$7,241.3	$5,014.2	$6,231.1	$4,246.3
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$172.4	$145.0	$190.5	$158.1
% of total general insurance reserves	3.2%	4.4%	3.6%	4.8%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At December 31, 2008, such reserves accounted for 73.8% and 66.3% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2007 represented 84.4% and 77.2% of the respective consolidated amounts.

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

Aggregate loss reserves consist of liability estimates for claims that have been reported (“case”) to the Company’s insurance subsidiaries and reserves for claims that have been incurred but not yet reported (“IBNR”) or whose ultimate costs may not become fully apparent until a future time. Additionally, the Company establishes unallocated loss adjustment expense reserves for loss settlement costs that are not directly related to individual claims. Such reserves are based on prior years’ cost experience and trends, and are intended to cover the unallocated costs of claim departments’ administration of case and IBNR claims over time. Long-term, disability-type workers’ compensation reserves are discounted to present value based on interest rates that range from 3.5% to 4.0%. The amount of discount reflected in the year end net reserves totaled $156.8, $148.5 and $151.0 as of December 31, 2008, 2007, and 2006, respectively.

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

Overall, reserves pertaining to several hundred large individual commercial insurance accounts that exhibit sufficient statistical credibility, and at times may be subject to retrospective premium rating plans or the utilization of varying levels or types of self-insured retentions through captive insurers and similar risk management mechanisms are established on an account by account basis using case reserves and applicable formula-driven methods. Large account reserves are usually set and analyzed for groups of coverages such as workers’ compensation, commercial auto and general liability that are typically underwritten jointly for many customers. For certain so-called long-tail categories of insurance such as retained or assumed excess liability or excess workers’ compensation, officers and directors’ liability, and commercial umbrella liability relative to which claim development patterns are particularly long, more volatile, and immature in their early stages of development, the Company judgmentally establishes the most current accident years’ loss reserves on the basis of expected loss ratios. Such expected loss ratios typically reflect currently estimated loss ratios from prior accident years, adjusted for the effect of actual and anticipated rate changes, actual and anticipated changes in coverage, reinsurance, mix of business, and other anticipated changes in external factors such as trends in loss costs or the legal and claims environment. Expected loss ratios are generally used for the two to three most recent accident years depending on the individual class or category of business. As actual claims data emerges in succeeding interim and annual periods, the original accident year loss ratio assumptions are validated or otherwise adjusted sequentially through the application of statistical projection techniques such as the Bornhuetter/Ferguson method which utilizes data from the more mature experience of prior years to arrive at a likely indication of more recent years’ loss trends and costs.

Mortgage guaranty insurance loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of IBNR. Further, the loss reserve estimating process also takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of policy rescissions for non-compliance with terms of the master policy, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions.

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

The following table shows an analysis of changes in aggregate reserves for the Company’s losses, claims, and settlement expenses for each of the years shown:

Years Ended December 31:	2008	2007	2006
Gross reserves at beginning of year	$6,231.1	$5,534.7	$4,939.8
Less: reinsurance losses recoverable	1,984.7	1,936.6	1,902.1
Net reserves at beginning of year	4,246.3	3,598.0	3,037.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	2,807.8	2,224.2	1,646.4
Change in provision for insured events of prior years	(106.1)	(66.1)	(114.0)
Total incurred claims and claim adjustment expenses	2,701.6	2,158.1	1,532.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	644.5	579.7	432.4
Claims and claim adjustment expenses attributable to
insured events of prior years	1,289.0	930.0	539.6
Total payments	1,933.5	1,509.8	972.1
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	5,014.2	4,246.3	3,598.0
Reinsurance losses recoverable	2,227.0	1,984.7	1,936.6
Gross reserves at end of year	$7,241.3	$6,231.1	$5,534.7

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for consolidated operations were as follows:

Years Ended Decembe 31:	2008	2007	2006
General	73.0%	67.8%	65.9%
Mortgage	199.3	118.8	42.8
Title	7.0	6.6	5.9
Consolidated benefits and claims ratio	81.8%	60.2%	45.3%

Reconciliation of consolidated ratio:
Provision for insured events of the current year	85.0%	62.0%	48.7%
Change in provision for insured events of prior years:
Due to asbestos and environmental	-	.1	1.1
Due to all other coverages	(3.2)	(1.9)	(4.5)
Net (favorable) unfavorable development	(3.2)	(1.8)	(3.4)
Consolidated benefits and claims ratio	81.8%	60.2%	45.3%

The consolidated benefits and claims ratio reflects the changing effects of period-to-period contributions of each segment to consolidated results, and this ratio’s variances within each segment. For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable developments that reduced the consolidated loss ratio by 2.8%.

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2006	65.9%	75.4%	74.5%	40.6%	55.0%	57.5%	55.6%
2007	67.8	74.0	70.9	69.6	54.9	59.9	55.9
2008	73.0%	76.1%	69.4%	95.0%	60.5%	64.4%	53.9%
The overall general insurance claims ratio reflects reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2008 and 2007 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced  favorable  development  of prior  year  loss reserves  primarily due to  the commercial  automobile  and  the E&O/D&O

(financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008 and 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.4 % of general insurance group net incurred losses for the five years ended December 31, 2008.

A summary of reserve activity, including estimates for IBNR, relating to A&E claims at December 31, 2008 and 2007 is as follows:
	December 31,
	2008		2007
	Gross	Net	Gross	Net
Asbestos:
Reserves at beginning of year	$149.4	$121.9	$151.8	$117.3
Loss and loss expenses incurred	(4.9)	(7.4)	10.4	9.8
Claims and claim adjustment expenses paid	(11.4)	(5.8)	(12.8)	(5.3)
Reserves at end of year	133.1	108.6	149.4	121.9

Environmental:
Reserves at beginning of year	41.1	36.1	43.1	40.4
Loss and loss expenses incurred	6.0	6.2	(3.1)	(7.1)
Claims and claim adjustment expenses paid	(7.8)	(5.9)	1.1	2.8
Reserves at end of year	39.3	36.4	41.1	36.1
Total asbestos and environmental reserves	$172.4	$145.0	$190.5	$158.1

The mortgage guaranty claims ratios have continued to rise in recent periods, principally as a result of higher reserve positions and paid losses. Reserve additions have been increasing as a result of higher levels of reported delinquencies as well as increased expectations as to claim frequencies and severities. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk becoming delinquent along with a lower level of mitigation potential due to housing depreciation trends. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the outlook for the housing market, tightening lending standards which affect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the overall declining state of the economy.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:
	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2006	$25,989	$21,846	4.41%	3.29%
2007	32,214	34,951	5.47	6.85
2008	$43,532	$56,481	10.34%	17.17%

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	2.7%	4.5%	6.1%	4.5%	7.8%	2.9%	4.1%	2.6%	4.6%	4.8%
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
2008	21.9%	7.1%	11.1%	10.8%	11.0%	19.8%	11.4%	8.1%	7.6%	7.7%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2006	1.6%	4.0%	4.4%	4.2%	9.3%	1.6%	3.5%	4.4%	3.3%	1.0%
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	6.6	5.8	5.1
2008	27.0%	10.2%	16.3%	19.1%	17.1%	22.4%	16.0%	13.8%	9.8%	18.2%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2006	2.0%	4.1%	5.2%	3.1%	7.3%	1.4%	3.6%	4.0%	3.3%	4.3%
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	5.4	4.1	5.1
2008	21.3%	7.2%	11.2%	10.2%	11.4%	17.2%	12.1%	10.8%	6.8%	8.1%

(b)	As determined by risk in force as of December 31, 2008, these 10 states represent approximately 49.6%, 59.9%, and 50.1%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the mid single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim ratios in 2008 and 2007 are reflective of the continuing downturn in the housing and related mortgage lending industries.

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

Loss reserve uncertainty is illustrated by the variability in loss reserve development presented in the schedule which appears under Item 1 of this Annual Report. That schedule shows the cumulative loss reserve development for each of the past ten years through December 31, 2008 for the general insurance business which comprises the largest portion of Old Republic’s loss and loss adjustment expense reserves at 66.3% of the total. For each of these ten calendar years, prior accident years’ general insurance claim reserves have developed, as a percentage of the original estimates, within a range of 8.3% unfavorable in 2000 to a 9.6% favorable development in 2005. For the ten year period the net development has averaged 1.1% favorable.

On a consolidated basis, which includes all coverages provided by the Company, the annual favorable development on prior year loss reserves over the same ten year period has ranged from .3% to 8.5% and averaged 4.2%. Although management does not have a practical business reason for making projections of likely outcomes of future loss developments, its analysis and evaluation of Old Republic’s existing business mix, current aggregate loss reserve levels, and loss development patterns suggests the reasonable likelihood that 2008 year-end loss reserves could ultimately develop within a range of +/- 5%. The most significant factors impacting the potential reserve development for each of the Company’s insurance segments is discussed above. While the Company has generally experienced favorable loss developments for the latest ten year period on an overall basis, the current analysis of loss development factors and economic conditions influencing the Company’s insurance coverages indicates a gradual downward trend in favorable development during the most recent three years. Consequently, management believes that using a 5% potential range of reserve development provides a reasonable benchmark for a sensitivity analysis of the Company’s reserves as of December 31, 2008.

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

Subsidiaries within the general insurance segment have generally obtained reinsurance coverage from independent insurance or reinsurance companies pursuant to excess of loss agreements. Under excess of loss reinsurance agreements, the Company is generally reimbursed for losses exceeding contractually agreed-upon levels. During the three year period ended December 31, 2008, the Company’s net retentions have risen gradually within the general insurance segment; however, such changes have not had a material impact on the Company’s consolidated financial statements.

Generally, mortgage guaranty insurance risk has historically been reinsured through excess of loss contracts through insurers owned by or affiliated with lending institutions and financial and other intermediaries whose customers are insured by Old Republic. Effective December 31, 2008, the Company discontinued excess of loss reinsurance cessions to lenders’ captive insurance companies. Traditional pro-rata (“quota share”) reinsurance arrangements will continued to be offered by the Company. Except for minor amounts of facultative reinsurance covering large risks, the title insurance segment does not utilize reinsurance in managing its insurance risk.

The Company does not anticipate any significant changes to its reinsurance programs during 2009.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	24.4%	22.5%	93.6%	44.7%
2007	24.1	17.7	98.1	41.3
2008	24.2%	15.7%	103.6%	39.1%

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

The decline in the Mortgage Guaranty segment’s 2008 and 2007 ratios is reflective of the growth in net earned premium coupled with continued emphasis on operating efficiency. The increase in the Title segment’s 2008 and 2007 expense ratios result from a decline in revenues from direct operations during these periods, most of which are concentrated in the Western United States, to a level lower than necessary to support the fixed portion of the operating expense structure.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	90.3%	65.3%	99.5%	90.0%
2007	91.9	136.5	104.7	101.5
2008	97.2%	215.0%	110.6%	120.9%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (31.8%) in 2008, 28.0% in 2007 and 31.7% in 2006. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand.  A valuation allowance of $54.0 (equivalent to a charge of $.23 per outstanding share) was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008.

OTHER INFORMATION

Reference is here made to “Information About Segments of Business” appearing elsewhere herein.

Historical data pertaining to the operating results, liquidity, and other performance indicators applicable to an insurance enterprise such as Old Republic are not necessarily indicative of results to be achieved in succeeding years. In addition to the factors cited below, the long term nature of the insurance business, seasonal and annual patterns in premium production and incidence of claims, changes in yields obtained on invested assets, changes in government policies and free markets affecting inflation rates and general economic conditions, and changes in legal precedents or the application of law affecting the settlement of disputed and other claims can have a bearing on period-to-period comparisons and future operating results.

Some of the oral or written statements made in the Company’s reports, press releases, and conference calls following earnings releases, can constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Of necessity, any such forward-looking statements involve assumptions, uncertainties, and risks that may affect the Company’s future performance. With regard to Old Republic’s General Insurance segment, its results can be affected, in particular, by the level of market competition, which is typically a function of available capital and expected returns on such capital among competitors, the levels of interest and inflation rates, and periodic changes in claim frequency and severity patterns caused by natural disasters, weather conditions, accidents, illnesses, work-related injuries, and unanticipated external events. Mortgage Guaranty and Title Insurance results can be affected by similar factors and by changes in national and regional housing demand and values, the availability and cost of mortgage loans, employment trends, and default rates on mortgage loans. Mortgage Guaranty results, in particular, may also be affected by various risk-sharing arrangements with business producers as well as the risk management and pricing policies of government sponsored enterprises. Life and health insurance earnings can be affected by the levels of employment and consumer spending, variations in mortality and health trends, and changes in policy lapsation rates. At the parent holding company level, operating earnings or losses are generally reflective of the amount of debt outstanding and its cost, interest income on temporary holdings of short-term investments, and period-to-period variations in the costs of administering the Company’s widespread operations.

A more detailed listing and discussion of the risks and other factors which affect the Company’s risk-taking insurance business are included in Part I, Item 1A – Risk Factors, of this Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

Any forward-looking statements or commentaries speak only as of their dates. Old Republic undertakes no obligation to publicly update or revise any and all such comments, whether as a result of new information, future events or otherwise, and accordingly they may not be unduly relied upon.

Item 7A - Quantitative and Qualitative Disclosure About Market Risk ($ in Millions)

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

The following table illustrates the hypothetical effect on the fixed income and equity investment portfolios resulting from movements in interest rates and fluctuations in the equity securities markets, using the S&P 500 index as a proxy, at December 31, 2008:

			Estimated Fair Value
	Estimated	Hypothetical Change in	After Hypothetical Change in
	Fair Value	Interest Rates of S&P 500	Interest Rates of S&P 500
Interest Rate Risk:
Fixed Maturities	$7,406.9	100 basis point rate increase	$7,133.6
		200 basis point rate increase	6,860.3
		100 basis point rate decrease	7,680.2
		200 basis point rate decrease	$7,953.5

Equity Price Risk:
Equity Securities	$350.3	10% increase in the S&P 500	$392.7
		20% increase in the S&P 500	435.1
		10% decline in the S&P 500	307.9
		20% decline in the S&P 500	$265.5

Item 8 - Financial Statements and Supplementary Data

Listed below are the consolidated financial statements included herein for Old Republic International Corporation and Subsidiaries:

Page No.

Consolidated Balance Sheets	50
Consolidated Statements of Income	51
Consolidated Statements of Comprehensive Income	52
Consolidated Statements of Preferred Stock and
Common Shareholders’ Equity	53
Consolidated Statements of Cash Flows	54
Notes to Consolidated Financial Statements	55 – 75
Report of Independent Registered Public Accounting Firm	76

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)

		December 31,
		2008	2007
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (adjusted cost: $7,385.2 and $7,312.2)	$7,406.9	$7,383.6
	Equity securities (at fair value) (adjusted cost: $373.3 and $807.3)	350.3	842.1
	Short-term investments (at fair value which approximates cost)	888.0	462.6
	Miscellaneous investments	29.7	64.7
	Total	8,675.0	8,753.1
	Other investments	7.8	8.1
	Total investments	8,682.9	8,761.2

	Other Assets:
	Cash	63.9	54.0
	Securities and indebtedness of related parties	17.4	15.3
	Accrued investment income	108.2	108.7
	Accounts and notes receivable	806.7	880.3
	Federal income tax recoverable: Current	41.0	6.2
	Prepaid federal income taxes	463.4	536.5
	Reinsurance balances and funds held	67.6	69.9
Reinsurance recoverable:	Paid losses	52.2	65.8
	Policy and claim reserves	2,395.7	2,193.4
	Deferred policy acquisition costs	222.8	246.5
	Sundry assets	343.8	352.3
		4,583.1	4,529.3
	Total Assets	$13,266.0	$13,290.6

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,241.3	$6,231.1
	Unearned premiums	1,112.3	1,182.2
	Other policyholders' benefits and funds	180.7	190.2
	Total policy liabilities and accruals	8,534.3	7,603.5
	Commissions, expenses, fees, and taxes	264.5	225.9
	Reinsurance balances and funds	264.8	288.7
	Federal income tax payable: Deferred	77.3	417.7
	Debt	233.0	64.1
	Sundry liabilities	151.5	148.8
	Commitments and contingent liabilities
	Total Liabilities	9,525.7	8,749.0

	Preferred Stock:
	Convertible preferred stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.5	232.0
	Additional paid-in capital	405.0	344.4
	Retained earnings	3,186.5	3,900.1
	Accumulated other comprehensive income (loss)	(41.7)	93.3
	Unallocated ESSOP shares (at cost)	(50.0)	-
	Treasury stock (at cost)(1)	-	(28.3)
	Total Common Shareholders' Equity	3,740.3	4,541.6
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,266.0	$13,290.6

(1)
At December 31, 2008 and 2007, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 240,520,251 and 232,038,331 were issued as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. Common shares classified as treasury stock were 0 and 1,566,100 as of December 31, 2008 and 2007, respectively.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income ($ in Millions, Except Share Data)

		Years Ended December 31,
		2008	2007	2006
	Revenues:
	Net premiums earned	$3,125.1	$3,389.0	$3,154.1
	Title, escrow, and other fees	192.9	212.1	246.3
	Total premiums and fees	3,318.1	3,601.2	3,400.5
	Net investment income	377.3	379.9	341.6
	Other income	28.7	39.4	33.0
	Total operating revenues	3,724.2	4,020.6	3,775.2
	Realized investment gains (losses):
	From sales	(4.1)	70.3	19.0
	From impairments	(482.3)	-	-
	Total realized investment gains (losses)	(486.4)	70.3	19.0
	Total revenues	3,237.7	4,091.0	3,794.2

	Benefits, Claims and Expenses:
	Benefits, claims and settlement expenses	2,700.4	2,156.9	1,532.3
	Dividends to policyholders	15.2	9.3	7.3
	Underwriting, acquisition, and other expenses	1,338.5	1,538.9	1,564.4
	Interest and other charges	2.7	7.3	9.9
	Total expenses	4,056.9	3,712.6	3,114.0
	Income (loss) before income taxes (credits)	(819.2)	378.4	680.1

	Income Taxes (Credits):
	Current	19.4	172.5	158.8
	Deferred	(280.3)	(66.5)	56.4
	Total	(260.8)	105.9	215.2

	Net Income (Loss)	$(558.3)	$272.4	$464.8

	Net Income (Loss) Per Share:
	Basic:	$(2.41)	$1.18	$2.01
	Diluted:	$(2.41)	$1.17	$1.99

Average shares outstanding:	Basic	231,484,083	231,370,242	231,017,947
	Diluted	231,484,083	232,912,728	233,034.986

	Dividends Per Common Share:
	Cash:	$.67	$.63	$.59

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Comprehensive Income ($ in Millions)

	Years Ended December 31,
	2008	2007	2006
Net income (loss) as reported	$(558.3)	$272.4	$464.8

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	(606.8)	89.5	44.2
Less: elimination of pretax realized gains (losses)
included in income (loss) as reported	(486.4)	70.3	19.0
Pretax unrealized gains (losses) on securities
carried at market value	(120.4)	19.1	25.2
Deferred income taxes (credits)	(42.2)	6.6	8.7
Net unrealized gains (losses) on securities	(78.1)	12.4	16.4
Other adjustments	(56.9)	35.8	(12.5)
Net adjustments	(135.1)	48.3	3.8

Comprehensive income (loss)	$(693.4)	$320.8	$468.7

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Preferred Stock and Common Shareholders' Equity ($ in Millions)

	Years Ended December 31,
	2008	2007	2006
Convertible Preferred Stock:
Balance, end of year	$-	$-	$-

Common Stock:
Balance, beginning of year	$232.0	$231.0	$229.5
Dividend reinvestment plan	-	-	-
Exercise of stock options	.2	.9	1.4
Issuance of shares	9.7	-	-
Treasury stock restored to unissued status	(1.5)	-	-
Balance, end of year	$240.5	$232.0	$231.0

Additional Paid-in Capital:
Balance, beginning of year	$344.4	$319.5	$288.6
Dividend reinvestment plan	.9	1.0	1.1
Exercise of stock options	2.0	13.0	16.4
Issuance of shares	73.1	-	-
Stock option compensation	11.2	10.8	13.3
Treasury stock restored to unissued status	(26.8)	-	-
Balance, end of year	$405.0	$344.4	$319.5

Retained Earnings:
Balance, beginning of year	$3,900.1	$3,773.9	$3,444.9
Net income (loss)	(558.3)	272.4	464.8
Dividends on common stock: cash	(155.2)	(145.4)	(135.8)
Effects of changing pension plan measurement date
pursuant to FAS 158, net of tax	-	(.8)	-
Balance, end of year	$3,186.5	$3,900.1	$3,773.9

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year	$93.3	$44.6	$60.8
Foreign currency translation adjustments	(27.1)	20.7	(1.4)
Net unrealized gains (losses) on securities, net of tax	(78.1)	12.4	16.4
Net adjustment related to defined benefit pension plans,
net of tax	(29.8)	15.3	(31.1)
Balance, end of year	$(41.7)	$93.3	$44.6

Unallocated ESSOP Shares:
Balance, beginning of year	$-	$-	$-
Unallocated ESSOP shares issued	(50.0)	-	-
Balance, end of year	$(50.0)	$-	$-

Treasury Stock:
Balance, beginning of year	$(28.3)	$-	$-
Acquired during the year	-	(28.3)	-
Restored to unissued status	28.3	-	-
Balance, end of year	$-	$(28.3)	$-

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows ($ in Millions)

		Years Ended December 31,
		2008	2007	2006
	Cash flows from operating activities:
	Net income (loss)	$(558.3)	$272.4	$464.8
	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Deferred policy acquisition costs	20.3	21.2	(24.6)
	Premiums and other receivables	73.5	82.2	(85.5)
	Unpaid claims and related items	769.5	646.4	560.2
	Other policyholders’ benefits and funds	(36.5)	(1.3)	138.9
	Income taxes	(315.1)	(57.1)	(89.1)
	Prepaid federal income taxes	73.1	(68.1)	77.3
	Reinsurance balances and funds	(7.0)	(29.3)	(77.7)
	Realized investment (gains) losses	486.4	(70.3)	(19.0)
	Accounts payable, accrued expenses and other	59.6	66.5	59.6
	Total	565.6	862.5	1,004.7

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	853.3	692.0	729.1
	Sales	94.2	120.9	215.3
	Sales of:
	Equity securities	90.0	393.3	21.7
	Other – net	44.2	15.5	22.0
	Sale of a business	-	-	2.2
	Purchases of:
	Fixed maturity securities	(1,124.6)	(1,257.8)	(1,517.5)
	Equity securities	(111.2)	(604.6)	(50.7)
	Other – net	(30.9)	(30.4)	(28.9)
	Purchase of a business	(4.3)	(4.4)	(53.7)
	Net decrease (increase) in short-term investments	(427.2)	32.4	(218.2)
	Other-net	9.1	-	(8.9)
	Total	(607.3)	(643.0)	(887.4)

	Cash flows from financing activities:
	Issuance of debentures and notes	280.0	121.3	3.2
	Issuance of common shares	86.1	15.0	18.9
	Redemption of debentures and notes	(110.9)	(201.6)	(1.5)
	Issuance of unallocated ESSOP shares	(50.0)	-	-
	Dividends on common shares	(155.2)	(145.4)	(135.8)
	Purchase of treasury shares	-	(28.3)	-
	Other-net	1.6	1.8	1.2
	Total	51.5	(237.1)	(113.9)

	Increase (decrease) in cash:	9.9	(17.6)	3.3
	Cash, beginning of year	54.0	71.6	68.3
	Cash, end of year	$63.9	$54.0	$71.6

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$3.8	$7.1	$9.7
	Income taxes	$53.8	$162.5	$302.0

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

(a) Accounting Principles - The Company’s insurance subsidiaries are managed pursuant to the laws and regulations of the various states in which they operate. As a result, the subsidiaries maintain their accounts in conformity with accounting practices permitted by various states’ insurance regulatory authorities. Federal income taxes and dividends to shareholders are based on financial statements and reports complying with such practices. The statutory accounting requirements vary from generally accepted accounting principles (“GAAP”) in the following major respects: (1) the costs of selling insurance policies are charged to operations immediately, while the related premiums are taken into income over the terms of the policies; (2) investments in fixed maturity securities designated as available for sale are generally carried at amortized cost rather than their estimated fair value; (3) certain assets classified as “non-admitted assets” are excluded from the balance sheet through a direct charge to earned surplus; (4) changes in allowed deferred income tax assets or liabilities are recorded directly in earned surplus and not through the income statement; (5) mortgage guaranty contingency reserves intended to provide for future catastrophic losses are established as a liability through a charge to earned surplus; (6) title insurance premium reserves, which are intended to cover losses that will be reported at a future date are based on statutory formulas, and changes therein are charged in the income statement against each year’s premiums written; (7) the effect of discounting the medical and loss adjustment expense portion of workers’ compensation reserves is excluded from losses incurred; (8) certain required formula-derived liabilities are established for claim reserves in excess of amounts considered adequate by the Company as well as for credits taken relative to reinsurance placed with other insurance companies not licensed in the respective states, all of which are charged directly against earned surplus; and (9) surplus notes are classified as equity. In consolidating the statutory financial statements of its insurance subsidiaries, the Company has therefore made necessary adjustments to conform their accounts with GAAP. The following table reflects a summary of all such adjustments:

	Shareholders’ Equity		Net Income (Loss)
	December 31,		Years Ended December 31,
	2008	2007	2008	2007	2006
Statutory totals of insurance
company subsidiaries:
General	$2,112.4	$2,378.3	$(63.9)	$329.2	$240.3
Mortgage Guaranty	194.3	236.2	(595.6)	(99.6)	226.7
Title	156.4	173.6	(9.4)	21.5	34.9
Life & Health	58.3	70.6	3.0	7.2	5.3
Sub-total	2,521.4	2,858.7	(665.9)	258.3	507.2
GAAP totals of non-insurance company
subsidiaries and consolidation adjustments	215.0	261.4	(148.1)	(32.3)	(20.9)
Unadjusted totals	2,736.4	3,120.3	(814.2)	226.1	486.3

Adjustments to conform to GAAP statements:
Deferred policy acquisition costs	218.5	240.7	(19.7)	(21.4)	26.3
Fair value of fixed maturity securities	34.9	73.9	-	-	-
Non-admitted assets	47.6	48.2	-	-	-
Deferred income taxes	(273.9)	(539.7)	256.4	63.7	(62.0)
Mortgage contingency reserves	867.8	1,429.7	-	-	-
Title unearned premiums	336.1	356.1	(20.0)	(6.8)	3.8
Loss reserves	(243.0)	(254.1)	11.1	10.6	6.6
Surplus notes	(55.0)	(7.5)	-	-	-
Sundry adjustments	70.9	73.7	28.1	.2	3.8
Total adjustments	1,003.7	1,421.0	256.1	46.4	(21.5)
Consolidated GAAP totals	$3,740.3	$4,541.6	$(558.3)	$272.4	$464.8

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

(d) Investments - The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of December 31, 2008 and 2007, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and market value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden market value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company’s estimate of other-than-temporary impairments is insufficient at any point in time, future periods’ net income would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses. The Company recognized $482.3 of other-than-temporary impairments of investments for the year ended December 31, 2008 while recognizing no other-than-temporary impairments for the years ended December 31, 2007 and 2006.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
December 31, 2008:
U.S. & Canadian Governments	$631.6	$62.8	$-	$694.4
Tax-exempt	2,290.0	77.2	1.5	2,365.7
Utilities	1,136.5	7.7	36.0	1,108.1
Corporate	3,327.0	48.9	137.3	3,238.6
	$7,385.2	$196.8	$175.0	$7,406.9

December 31, 2007:
U.S. & Canadian Governments	$696.8	$26.6	$.3	$723.0
Tax-exempt	2,328.7	27.4	1.6	2,354.5
Utilities	985.2	10.2	7.5	987.8
Corporate	3,301.5	42.7	26.0	3,318.2
	$7,312.2	$106.9	$35.6	$7,383.6

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$1,032.5	$1,030.0
Due after one year through five years	3,769.1	3,763.5
Due after five years through ten years	2,560.6	2,590.5
Due after ten years	22.8	22.9
	$7,385.2	$7,406.9

Bonds and other investments with a statutory carrying value of $382.9 as of December 31, 2008 were on deposit with governmental authorities by the Company's insurance subsidiaries to comply with insurance laws.

A summary of the Company's equity securities reflecting reported cost net of other-than-temporary impairment adjustments of $355.8 and $0 at December 31, 2008 and 2007, respectively follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
Equity securities	$373.3	$49.6	$72.7	$350.3

December 31, 2007:
Equity securities	$807.3	$115.1	$80.4	$842.1

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s original cost at December 31, 2008 and 2007:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1.0	$-	$-	$-	$1.0	$-
Tax-exempt	60.8	1.4	7.7	-	68.5	1.5
Corporates	1,981.4	112.4	504.3	61.0	2,485.8	173.4
Subtotal	2,043.2	113.9	512.1	61.1	2,555.4	175.0
Equity Securities	247.8	72.7	-	-	247.9	72.7
Total	$2,291.1	$186.5	$512.1	$61.2	$2,803.3	$247.7

December 31, 2007:
Fixed Maturity Securities:
U.S. & Canadian Governments	$16.2	$-	$75.1	$.3	$91.4	$.3
Tax-exempt	30.3	.1	347.0	1.4	377.3	1.6
Corporates	317.1	4.9	1,405.8	28.6	1,722.9	33.6
Subtotal	363.7	5.2	1,828.0	30.4	2,191.8	35.6
Equity Securities	281.8	80.4	-	-	281.9	80.4
Total	$645.6	$85.6	$1,828.0	$30.4	$2,473.7	$116.0

At December 31, 2008, the Company held 554 fixed maturity and 8 equity securities in an unrealized loss position, representing 28.0% as to fixed maturities and 50.0% as to equity securities of the total number of such issues held by the Company. Of the 554 fixed maturity securities, 118 had been in a continuous unrealized loss position for greater than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairment, the Company considers its intent and ability to continue to hold investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations, thereby supporting its ability to continue to hold securities until their cost basis may be recovered.

Effective January 1, 2008, the Company adopted FAS 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value, and applies to existing accounting pronouncements that require or permit fair value measurements. FAS 157  defines fair  value as the  price that would  be received  to sell an asset  or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). In October 2008, the FASB issued Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” (“FSP 157-3”) This staff position clarifies the application of FAS 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FAS 157 and FSP 157-3 has had no impact on the Company’s consolidated financial statements. Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, net asset value (“NAV”) quoted mutual funds and a substantial portion of its short-term investments in highly liquid money market instruments and U.S. and Canadian Treasury bills. Level 2 securities generally include corporate bonds, municipal bonds and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the year ended December 31, 2008.

The following table shows a summary of assets measured at fair value segregated among the various input levels required by FAS 157:

	Fair value measurements as of December 31, 2008:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$289.6	$7,096.8	$20.5	$7,406.9
Equity securities	305.2	-	44.9	350.3
Short-term investments	$881.6	$-	$6.4	$888.0

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2008, the Company and its subsidiaries had  no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Years Ended December 31,
	2008	2007	2006
Investment income from:
Fixed maturity securities	$345.2	$332.9	$298.0
Equity securities	13.3	16.1	13.9
Short-term investments	16.5	28.2	26.6
Other sources	5.6	6.4	6.5
Gross investment income	380.8	383.8	345.1
Investment expenses (a)	3.4	3.8	3.5
Net investment income	$377.3	$379.9	$341.6

Realized gains (losses) on:
Fixed maturity securities:
Gains	$4.6	$2.4	$2.7
Losses	(41.2)	(.2)	(.6)
Net	(36.5)	2.2	2.0

Equity securities & other long-term investments	(449.8)	68.1	16.9
Total	(486.4)	70.3	19.0
Income taxes (credits)	(116.1)	24.6	6.6
Net realized gains (losses)	$(370.2)	$45.7	$12.3
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$(49.7)	$112.1	$(49.2)
Less: Deferred income taxes (credits)	(17.5)	39.2	(17.3)
Net changes in unrealized investment gains (losses)	$(32.1)	$72.9	$(31.9)

Equity securities & other long-term investments	$(70.6)	$(93.0)	$74.4
Less: Deferred income taxes (credits)	(24.6)	(32.5)	26.0
Net changes in unrealized investment gains (losses)	$(45.9)	$(60.5)	$48.3

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $.6, $1.1 and $1.0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company’s mortgage guaranty premiums stem principally from monthly installment policies. Accordingly, substantially all such premiums are generally written and earned in the month coverage is effective. With respect to annual or single premium policies, earned premiums are recognized on a pro-rata basis over the terms of the policies.

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent approximately 37% of 2008 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 63% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

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

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	Years Ended December 31,
	2008	2007	2006
Deferred, beginning of year	$246.5	$264.9	$240.0
Acquisition costs deferred:
Commissions – net of reinsurance	165.0	210.6	241.7
Premium taxes	80.8	78.5	68.2
Salaries and other marketing expenses	88.3	94.7	81.6
Sub-total	334.2	384.1	391.8
Amortization charged to income	(357.8)	(402.5)	(366.9)
Change for the year	(23.6)	(18.4)	24.9
Deferred, end of year	$222.8	$246.5	$264.9

(g) Unearned Premiums - Unearned premium reserves are generally calculated by application of pro-rata factors to premiums in force. At December 31, 2008 and 2007, unearned premiums consisted of the following:

	December 31,
	2008	2007
General Insurance Group	$1,022.0	$1,101.7
Mortgage Guaranty Group	90.2	80.4
Total	$1,112.3	$1,182.2

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

Old Republic's reserve estimates also include provisions for indemnity and settlement costs for various asbestosis and environmental impairment (“A&E”) claims that have been filed in the normal course of business against a number of its insurance subsidiaries. Many such claims relate to policies issued prior to 1985, including many issued during a short period between 1981 and 1982 pursuant to an agency agreement canceled in 1982. Over the years, the Company's property and liability insurance subsidiaries have typically issued general liability insurance policies with face amounts ranging between $1.0 and $2.0 and rarely exceeding $10.0. Such policies have, in turn, been subject to reinsurance cessions which have typically reduced the subsidiaries’ net retentions to $.5 or less as to each claim. Old Republic's exposure to A&E claims cannot, however, be calculated by conventional insurance reserving methods for a variety of reasons, including: a) the absence of statistically valid data inasmuch as such claims typically involve long reporting delays and very often uncertainty as to the number and identity of insureds against whom such claims have arisen or will arise; and b) the litigation history of such or similar claims for insurance industry members which has produced inconsistent court decisions with regard to such questions as when an alleged loss occurred, which policies provide coverage, how a loss is to be allocated among potentially responsible insureds and/or their insurance carriers, how policy coverage exclusions are to be interpreted, what types of environmental impairment or toxic tort claims are covered, when the insurer's duty to defend is triggered, how policy limits are to be calculated, and whether clean-up costs constitute property damage. In recent times, the Executive Branch and/or the Congress of the United States have proposed or considered changes in the legislation and rules affecting the determination of liability for environmental and asbestosis claims. As of December 31, 2008, however, there is no solid evidence to suggest that possible future changes might mitigate or reduce some or all of these claim exposures. Because of the above issues and uncertainties, estimation of reserves for losses and allocated loss adjustment expenses for A&E claims in particular is much more difficult or impossible to quantify with a high degree of precision. Accordingly, no representation can be made that the Company's reserves for such claims and related costs will not prove to be overstated or understated in the future. At December 31, 2008 and 2007, Old Republic’s aggregate indemnity and loss adjustment expense reserves specifically identified with A&E exposures amounted to $172.4 and $190.5 gross, respectively, and $145.0 and $158.1 net of reinsurance, respectively. Old Republic’s average five year survival ratios stood at 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008 and 7.7 years (gross) and 10.7 years (net of reinsurance) as of December 31, 2007. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims.

Mortgage guaranty insurance loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported. Further, the loss reserve estimating process also takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of policy rescissions for non-compliance with terms of the master policy, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand and extensions.

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

The following table shows an analysis of changes in aggregate reserves for the Company's losses, claims and settlement expenses for each of the years shown:

	Years Ended December 31,
	2008	2007	2006
Gross reserves at beginning of year	$6,231.1	$5,534.7	$4,939.8
Less: reinsurance losses recoverable	1,984.7	1,936.6	1,902.1
Net reserves at beginning of year	4,246.3	3,598.0	3,037.6
Incurred claims and claim adjustment expenses:
Provisions for insured events of the current year	2,807.8	2,224.2	1,646.4
Change in provision for insured events of prior years	(106.1)	(66.1)	(114.0)
Total incurred claims and claim adjustment expenses	2,701.6	2,158.1	1,532.5
Payments:
Claims and claim adjustment expenses attributable to
insured events of the current year	644.5	579.7	432.4
Claims and claim adjustment expenses attributable to
insured events of prior years	1,289.0	930.0	539.6
Total payments	1,933.5	1,509.8	972.1
Amount of reserves for unpaid claims and claim adjustment
expenses at the end of each year, net of reinsurance
losses recoverable	5,014.2	4,246.3	3,598.0
Reinsurance losses recoverable	2,227.0	1,984.7	1,936.6
Gross reserves at end of year	$7,241.3	$6,231.1	$5,534.7
For the three most recent calendar years, the above table indicates that the one-year development of consolidated reserves at the beginning of each year produced average favorable annual developments of 2.7%. The Company believes that the factors most responsible, in varying and continually changing degrees, for such redundancies or deficiencies included differences in originally estimated salvage and subrogation recoveries, in sales and prices of homes that can impact claim costs upon the sale of foreclosed properties, by changes in regional or local economic conditions and employment levels, by the extent of loan refinancing activity that can reduce the period of time over which a policy remains at risk, by lower than expected frequencies of claims incurred but not reported, by the effect of reserve discounts applicable to workers’ compensation claims, by higher than expected severity of litigated claims in particular, by governmental or judicially imposed retroactive conditions in the settlement of claims such as noted above in regard to black lung disease claims, by greater than anticipated inflation rates applicable to repairs and the medical portion of claims in particular, and by higher than expected claims incurred but not reported due to the slower and highly volatile emergence patterns applicable to certain types of claims such as those stemming from litigated, assumed reinsurance, or the A&E types of claims noted above.

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

The provision for combined current and deferred income taxes (credits) reflected in the consolidated statements of income does not bear the usual relationship to income before income taxes (credits) as the result of permanent and other differences between pretax income (loss) and taxable income (loss) determined under existing tax regulations. The more significant differences, their effect on the statutory income tax rate (credit), and the resulting effective income tax rates (credits) are summarized below:

	Years Ended December 31,
	2008	2007	2006
Statutory tax rate (credit)	(35.0)%	35.0%	35.0%
Tax rate increases (decreases):
Tax-exempt interest	(3.1)	(6.7)	(3.3)
Dividends received exclusion	(.4)	(.9)	(.4)
Valuation allowance (see below)	6.6	-	-
Other items - net	.1	.6	.4
Effective tax rate (credit)	(31.8)%	28.0%	31.7%

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax assets (liabilities) are as follows at the dates shown:
	December 31,
	2008	2007	2006
Deferred Tax Assets:
Losses, claims, and settlement expenses	$200.7	$207.6	$192.0
Pension and deferred compensation plans	46.5	27.9	30.3
Impairment losses on investments	124.5	-	-
Other timing differences	16.2	6.9	1.9
Total deferred tax assets before valuation allowance	388.1	242.5	224.3
Valuation allowance on impaired assets	(54.0)	-	-
Total deferred tax assets	334.1	242.5	224.3
Deferred Tax Liabilities:
Unearned premium reserves	23.3	23.4	22.6
Deferred policy acquisition costs	73.5	80.2	87.2
Mortgage guaranty insurers' contingency reserves	301.1	501.3	536.6
Fixed maturity securities adjusted to cost	7.2	9.3	7.6
Net unrealized investment gains	1.1	41.3	35.0
Title plants and records	5.0	4.4	4.4
Total deferred tax liabilities	411.4	660.3	693.7
Net deferred tax liabilities	$77.3	$417.7	$469.4

A valuation allowance of $54.0 was established against a deferred tax asset related to the Company’s realized losses on investments at December 31, 2008. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to realized losses, net of the existing valuation allowance at December 31, 2008.

Pursuant to special provisions of the Internal Revenue Code pertaining to mortgage guaranty insurers, a contingency reserve (established in accordance with insurance regulations designed to protect policyholders against extraordinary volumes of claims) is deductible from gross income. The tax benefits obtained from such deductions must, however, be invested in a special type of non-interest bearing U.S. Treasury Tax and Loss Bonds which aggregated $463.4 at December 31, 2008. For Federal income tax purposes, amounts deducted from the contingency reserve are taken into gross statutory taxable income in the period in which they are released. Contingency reserves may be released when incurred losses exceed thresholds established under state law or regulation, upon special request and approval by state insurance regulators, or in any event, upon the expiration of ten years. During 2008, the Company released net contingency reserves of $858.8 and consequently, $37.9 of U.S. Treasury Tax and Loss Bonds were redeemed in 2008 and $262.7 are to be redeemed during the first quarter of 2009.

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

(k) Property and Equipment - Property and equipment is generally depreciated or amortized over the estimated useful lives of the assets, (2 to 27 years), substantially by the straight-line method. Depreciation and amortization expenses related to property and equipment were $17.9, $18.3, and $18.5 in 2008, 2007, and 2006, respectively. Expenditures for maintenance and repairs are charged to income as incurred, and expenditures for major renewals and additions are capitalized.

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

(m) Goodwill and Intangible Assets - Goodwill resulting from business combinations is no longer amortizable against operations but must be tested annually for possible impairment of its continued value ($161.4 and $159.1 at December 31, 2008 and 2007, respectively). No impairment charges were required for any period presented.

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

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158 which requires that the funded status of pension and other postretirement plans be recognized in the consolidated balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations on a plan-by-plan basis. The funded status of an overfunded benefit plan is recognized as a net pension asset while the funded status for underfunded benefit plans is recognized as a net pension liability; offsetting entries are reflected as a component of shareholders’ equity in accumulated other comprehensive income, net of deferred taxes. Changes in the funded status of the plans are recognized in the period in which they occur. The adoption of FAS 158’s recognition provision resulted in a reduction to accumulated other comprehensive income of $20.0 in 2006.

The changes in the projected benefit obligation are as follows at the above measurement dates:

	2008	2007	2006

Projected benefit obligation at beginning of year	$242.0	$250.1	$230.9
Increases (decreases) during the year attributable to:
Service cost	7.9	9.6	9.3
Interest cost	15.3	15.2	13.0
Actuarial (gains) losses	8.6	(22.6)	5.9
Benefits paid	(10.8)	(10.4)	(9.1)
Net increase (decrease) for the year	21.0	(8.1)	19.1
Projected benefit obligation at end of year	$263.1	$242.0	$250.1

The changes in the fair value of net assets available for plan benefits as of the above measurement dates are as follows:

	2008	2007	2006
Fair value of net assets available for plan benefits
At beginning of the year	$219.9	$210.5	$195.6
Increases (decreases) during the year attributable to:
Actual return on plan assets	(20.1)	14.9	17.1
Sponsor contributions	4.0	5.0	6.8
Benefits paid	(10.8)	(10.4)	(9.1)
Administrative expenses	-	-	-
Net increase (decrease) for year	(26.9)	9.4	14.8
Fair value of net assets available for plan benefits
At end of the year	$193.0	$219.9	$210.5

The components of aggregate annual net periodic pension costs that take into account the above measurement dates consisted of the following:
	2008	2007	2006
Service cost	$7.9	$8.7	$9.3
Interest cost	15.3	14.1	13.0
Expected return on plan assets	(16.6)	(16.0)	(14.8)
Recognized loss	.7	3.2	3.4
Net cost	$7.4	$9.9	$10.9

The pretax amounts recognized in other comprehensive income consist of the following:

	Years Ended December 31,
	2008	2007	2006
Amounts arising during the period:
Net recognized gain (loss)	$(45.3)	$20.1	$-
Net prior service cost	-	-	-
Reclassification adjustment to components
of net periodic pension cost:
Net recognized loss	.7	3.2	-
Net prior service cost	-	-	-
Minimum pension liability	-	-	(16.9)
Net pretax amount recognized	$(44.6)	$23.3	$(16.9)

The amounts included in accumulated other comprehensive income that have not yet been recognized as components of net periodic pension cost consist of the following as of December 31:

	2008	2007
Net recognized loss	$(74.5)	$(29.8)
Net prior service cost	-	-
Total	$(74.5)	$(29.8)

The amounts included in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2009 consist of the following:

Net recognized loss	$(4.5)
Net prior service cost	-
Total	$(4.5)

The projected benefit obligations for the plans were determined using the following weighted-average assumptions as of the above measurement dates:
	2008	2007
Settlement discount rates	6.20%	6.50%
Rates of compensation increase	4.25%	4.25%

The net periodic benefit cost for the plans were determined using the following weighted-average assumptions, for the plan years taking into account the above measurement dates:
	2008	2007
Settlement discount rates	6.50%	5.75%
Rates of compensation increase	4.25%	3.92%
Long-term rates of return on plans’ assets	7.83%	7.83%

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

The accumulated benefit obligation for the plans was $234.8 and $214.1 for the 2008 and 2007 plan years taking into account the above measurement dates, respectively.

The following information is being provided for plans with projected benefit obligations in excess of plan assets as of the above measurement dates:

	2008	2007
Projected benefit obligations	$263.1	$160.0
Fair value of plan assets	$193.0	$134.0

The following information is being provided for plans with accumulated benefit obligations in excess of plan assets as of the above measurement dates:
	2008	2007
Projected benefit obligations	$263.1	$79.4
Accumulated benefit obligations	234.8	69.7
Fair value of plan assets	$193.0	$61.0

The benefits expected to be paid as of December 31, 2008 for the next 10 years are as follows: 2009: $11.8; 2010: $12.8; 2011: $13.3; 2012: $14.3; 2013: $15.3 and for the five years after 2013: $94.0.

The Companies made cash contributions of $4.0 to their pension plans in 2008 and expect to make cash contributions of approximately $8.9 in calendar year 2009.

The weighted-average asset allocations of the Plans as of the above measurement dates are as follows:

	Plan Assets		Investment Policy Asset
	2008	2007	Allocation % Range Target
Equity securities:
Common shares of Company stock	14.1%	- %
Other	41.8	52.9
Sub-total	55.9	52.9	30% to 70%
Debt securities	40.8	45.5	30% to 70%
Other (including short-term and
accrued interest and dividends)	3.3	1.6	1% to 20%
Total	100.0%	100.0%

Plan assets are managed pursuant to the investment policies set forth at Note 1(d).

The Company has a number of profit sharing and other incentive compensation programs for the benefit of a substantial number of its employees. The costs related to such programs are summarized below:

	Years Ended December 31,
	2008	2007	2006
Employees Savings and Stock Ownership Plan	$2.4	$2.5	$6.8
Other profit sharing plans	6.3	5.1	9.6
Cash and deferred incentive compensation	$16.4	$24.2	$25.7

The Company sponsors an Employees Savings and Stock Ownership Plan (ESSOP) in which a majority of its employees participate. Current Company contributions are directed to the open market purchase of its shares. Dividends on shares are allocated to participants as earnings, and likewise invested in Company stock. The Company's annual contributions are based on a formula that takes the growth in net operating income per share over consecutive five year periods into account. As of December 31, 2008, there were 15,323,642 Old Republic common shares owned by the ESSOP, of which 9,835,167 were allocated to employees’ account balances. There are no repurchase obligations in existence. See Note 3(b).

(o) Escrow Funds - Segregated cash deposit accounts and the offsetting liabilities for escrow deposits in connection with Title Insurance Group real estate transactions in the same amounts ($498.6 and $660.8 at December 31, 2008 and 2007, respectively) are not included as assets or liabilities in the accompanying consolidated balance sheets as the escrow funds are not available for regular operations.

(p) Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the year. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of income and number of shares used in basic and diluted earnings per share calculations.

		Years Ended December 31,
		2008	2007	2006
	Numerator:
	Net Income (loss)	$(558.3)	$272.4	$464.8
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(558.3)	272.4	464.8

	Effect of dilutive securities:
	Convertible preferred stock dividends	-	-	-

	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(558.3)	$272.4	$464.8

	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)	231,484,083	231,370,242	231,017,947

	Effect of dilutive securities:
	Stock options	-	1,542,486	2,017,039
	Convertible preferred stock	-	-	-
	Dilutive potential common shares	-	1,542,486	2,017,039

	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)	231,484,083	232,912,728	233,034,986

Earnings per share:	Basic (a)	$(2.41)	$1.18	$2.01
	Diluted (a)	$(2.41)	$1.17	$1.99

	Anti-dilutive outstanding stock option awards
	excluded from earning per share computations	15,279,782	4,864,000	1,517,025

(a)	All per share statistics have been restated to reflect all stock dividends or splits declared through December 31, 2008.

(q) Concentration of Credit Risk - The Company is not exposed to material concentrations of credit risks as to any one issuer.

(r) Stock Option Compensation - Effective April 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS No. 123” on a prospective basis (“FAS 148”). Under FAS 148, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year of adoption, as such awards become vested. Prior to April 1, 2003, the Company accounted for stock options under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) which permitted the inclusion of stock-based compensation as a pro forma disclosure in the financial statements.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-Revised “Share-Based Payment” (“FAS 123R”) using the modified prospective transition method. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock option awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Further, FAS 123R requires that compensation cost be recognized immediately for awards granted to the Company’s retirement eligible employees after January 1, 2006. Prior to adoption of FAS 123R, the Company recognized compensation cost for such awards on a straight line basis over the nominal vesting period. The cumulative effect of the initial adoption of FAS 123R on the Company’s financial statements and earnings per share information was immaterial.

The following table presents the stock based compensation expense and income tax benefit recognized in the financial statements:

	2008	2007	2006
Stock based compensation expense	$8.0	$10.5	$10.6
Income tax benefit	$2.8	$3.6	$3.7

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

	2008	2007	2006
Expected volatility	.21	.19	.25
Expected dividends	6.29%	3.56%	3.35%
Expected term (in years)	7	7	7
Risk-free rate	3.05%	4.43%	4.81%

A summary of stock option activity under the plan as of December 31, 2008, 2007 and 2006, and changes in outstanding options during the years then ended is presented below:

	As of and for the Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	14,570,577	$18.12	13,282,329	$17.26	12,266,170	$15.76
Granted	1,505,000	12.94	2,329,000	21.78	2,511,800	22.01
Exercised	222,795	10.21	932,593	14.98	1,419,404	12.56
Forfeited and canceled	573,000	15.82	108,159	19.47	76,238	18.66
Outstanding at end of year	15,279,782	17.81	14,570,577	18.12	13,282,329	17.26

Exercisable at end of year	10,311,431	$17.21	8,919,827	$16.38	8,077,223	$15.51

Weighted average fair value of
options granted during the year (a)	$ 1.18	per share	$ 3.73	per share	$ 5.12	per share

    (a) Based on the Black-Scholes option pricing model and the assumptions outlined above.

A summary of stock options outstanding and exercisable at December 31, 2008 follows:

		Options Outstanding			Options Exercisable
			Weighted - Average			Weighted
	Year(s)	Number	Remaining			Average
	Of	Out-	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Grant	Standing	Life	Price	Exercisable	Price
$10.40	1999	240,384	0.25	$10.40	240,384	$10.40
$ 6.40 to $ 7.23	2000	398,452	1.25	6.40	398,452	6.40
$14.36	2001	1,187,797	2.25	14.36	1,177,999	14.36
$16.85	2002	1,472,102	3.25	16.85	1,472,102	16.85
$14.37	2003	1,475,229	4.25	14.37	1,475,229	14.37
$19.32 to $20.02	2004	2,296,282	5.25	19.33	2,296,282	19.33
$18.41 to $20.87	2005	1,934,736	6.25	18.44	1,375,332	18.44
$21.36 to $22.35	2006	2,460,875	7.25	22.00	1,134,824	22.01
$21.78 to $23.16	2007	2,308,925	8.25	21.78	590,327	21.78
$ 7.73 to $12.95	2008	1,505,000	9.25	12.94	150,500	12.94
Total		15,279,782		$17.81	10,311,431	$17.21

Pursuant to the Company’s self-imposed limits, the maximum number of options available for future issuance as of December 31, 2008, is 5,873,078 shares.

 As of December 31, 2008, there was $8.9 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of approximately 3 years.

The cash received from stock option exercises, the total intrinsic value of stock options exercised, and the actual tax benefit realized for the tax deductions from option exercises are as follows:

	2008	2007	2006
Cash rceived from stock option exercise	$2.2	$13.9	$17.8
Intrinsic value of stock options exercised	.9	5.1	13.1
Actual tax benefit realized for tax deductions from stock options exercised	$.3	$1.7	$4.6

Note 2 - Debt - Consolidated debt of Old Republic and its subsidiaries is summarized below:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commercial paper due within 180 days with an
average yield of 2.65% and 5.09%, respectively	$199.5	$199.5	$59.8	$59.8
ESSOP debt with an average yield of 5.41% (Note 3(b))	29.5	29.5	-	-
Other miscellaneous debt	3.8	3.8	4.2	4.2
Total Debt	$233.0	$233.0	$64.1	$64.1

The Company currently has access to the commercial paper market for up to $215.0 of which $200.0 was outstanding as of December 31, 2008. The carrying amounts of the Company's commercial paper borrowings and ESSOP debt approximates their fair value.

Scheduled maturities of the above debt at December 31, 2008 are as follows: 2009: $202.5; 2010: $3.5; 2011: $3.1; 2012: $2.8; 2013: $2.8; 2014 and after: $18.0. During 2008, 2007 and 2006, $3.8, $6.8 and $9.8, respectively, of interest expense on debt was charged to consolidated operations.

Note 3 - Shareholders' Equity - All common and preferred share data herein has been retroactively adjusted as applicable for stock dividends or splits declared through December 31, 2008.

(a) Preferred Stock - The following table shows certain information pertaining to the Company's preferred shares issued and outstanding:
Convertible
Preferred Stock Series:	Series G(a)
Annual cumulative dividend rate per share	$ (a)
Conversion ratio of preferred into common shares	1 for .95
Conversion right begins	Anytime
Redemption and liquidation value per share	(a)
Redemption beginning in year	(a)
Total redemption value (millions)	(a)
Vote per share	one
Shares outstanding:
December 31, 2007	0
December 31, 2008	0

(a)
The Company has authorized up to 1,000,000 shares of Series G Convertible Preferred Stock for issuance pursuant to the Company's Stock Option Plan. Series G had been issued under the designation “G-2”. As of December 31, 2003, all Series “G-2” had been converted into shares of common stock. In 2001, the Company created a new designation, “G-3”, from which no shares have been issued as of December 31, 2008. Management believes this designation will be the source of possible future issuances of Series G stock. Except as otherwise stated, Series “G-2” and Series “G-3” are collectively referred to as Series “G”. Each share of Series G pays a floating rate dividend based on the prime rate of interest. At December 31, 2008, the annual dividend rate for Series “G-3” would have been 52 cents per share. Each share of Series G is convertible at any time, after being held six months, into .95 shares of Common Stock (See Note 3(d)). Unless previously converted, Series G shares may be redeemed at the Company's sole option five years after their issuance.

(b) Common Stock - At December 31, 2008, there were 500,000,000 shares of common stock authorized. At the same date, there were 100,000,000 shares of Class “B” common stock authorized, though none were issued or outstanding. Class “B” common shares have the same rights as common shares except for being entitled to 1/10th of a vote per share.  In August 2008, the Company cancelled 1,566,100 common shares previously reported as treasury stock and restored them to unissued status; this had no effect on total shareholders’ equity or the financial position of the Company.

During the final quarter of 2008, the Company issued 9,738,475 shares of its common stock for an aggregate consideration of $82.8 based on market quotations at date of issuance. Of this amount, $50.0 (5,488,475 shares) was acquired by the Old Republic Employees Savings and Stock Ownership Plan (“ESSOP”), and $32.8 (4,250,000 shares) by the Company’s three pension plans and its mutual insurance affiliate.

The ESSOP’s common stock purchases were financed by a $30.0 bank loan and by $20.0 of pre-fundings from ESSOP participating subsidiaries. Common stock held by the ESSOP is classified as a charge to the common shareholders’ equity account until it is allocated to participating employees’ accounts contemporaneously with the repayment of the ESSOP debt incurred for its acquisition. Such unallocated shares are not considered outstanding for purposes of calculating earnings per share. Dividends on unallocated shares are used to pay debt service costs. Dividends on allocated shares are credited to participants’ accounts.

(c) Cash Dividend Restrictions - The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiaries' statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is in turn generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. Based on year end 2008 data, the maximum amount of dividends payable to the Company by its insurance and a small number of non-insurance company subsidiaries during 2009 without the prior approval of appropriate regulatory authorities is approximately $245.7. Dividends declared during 2008, 2007 and 2006, to the Company by its subsidiaries amounted to $191.2, $175.8 and $362.3, respectively.

(d) Stock Option Plan - The Company has had stock option plans in effect for certain eligible key employees since 1978.  An amended plan adopted in 1992 was replaced at its expiration by a plan approved by the shareholders in 2002, and the 2002 plan was replaced by the 2006 Incentive Compensation Plan approved by the shareholders in May 2006. Under the current plan, options awarded at the date of grant together with options previously issued and then-outstanding may not exceed 9% of the Company’s outstanding common stock at the end of the month immediately preceding an option grant. Under the current plan, like its predecessors, the exercise price of stock options is equal to the closing market price of the Company’s common stock on the date of the grant, and the contractual life of the grant is generally ten years from the date of the grant. Options granted in 2001 and prior years under the 1992 plan may be exercised to the extent of 10% of the number of shares covered thereby on and after the date of grant, and cumulatively, to the extent of an additional 10% on and after each of the first through ninth subsequent calendar years. Options granted in 2002 and thereafter may be exercised to the extent of 10% of the number of shares covered thereby as of December 31st of the year of the grant and, cumulatively, to the extent of an additional 15%, 20%, 25% and 30% on and after the second through fifth calendar years, respectively. Options granted to employees who meet certain retirement eligibility provisions become fully vested upon retirement.

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

Except as noted in the following paragraph, reinsurance protection on property and liability coverages generally limits the net loss on most individual claims to a maximum of : $2.7 for workers' compensation; $2.6 for commercial auto liability; $2.6 for general liability; $8.0 for executive protection (directors & officers and errors & omissions); $1.1 for aviation; and $2.6 for property coverages. Roughly 49% of the mortgage guaranty traditional primary insurance in force is subject to lender sponsored captive reinsurance arrangements structured primarily on an excess of loss basis. All bulk and other insurance risk in force is retained. Exclusive of reinsurance, the average direct primary mortgage guaranty exposure is approximately (in whole dollars) $40,200. Title insurance risk assumptions are currently limited to a maximum of $500.0 as to any one policy. The vast majority of title policies issued, however, carry exposures of $1.0 or less.

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

As a result of the September 11, 2001 terrorist attack on America, the reinsurance industry eliminated coverage from substantially all contracts for claims arising from acts of terrorism. Primary insurers such as the Company thereby became fully exposed to such claims. Late in 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law, immediately establishing a temporary federal reinsurance program administered by the Secretary of the Treasury. The program applied to insured commercial property and casualty losses resulting from an act of terrorism, as defined in the TRIA. Congress extended and modified the program in late 2005 through the Terrorism Risk Insurance Revision and Extension Act of 2005 (the “TRIREA”). TRIREA expired on December 31, 2007. Congress enacted a revised program in December 2007 through the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIPRA”), a seven year extension through December 2014. The TRIA automatically voided all policy exclusions which were in effect for terrorism related losses and obligated insurers to offer terrorism coverage with most commercial property and casualty insurance lines. The TRIREA revised the definition of “property and casualty insurance” to exclude commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. TRIPRA did not make any further changes to the definition of property and casualty insurance, however, it does include domestic acts of terrorism within the scope of the program. Although insurers are permitted to charge an additional premium for terrorism coverage, insureds may reject the coverage. Under TRIPRA, the program’s protection is not triggered for losses arising from an act of terrorism until the industry first suffers losses of $100 billion in the aggregate during any one year. Once the program trigger is met, the program will pay 85% of an insurer’s terrorism losses that exceed an individual insurer’s deductible. The insurer’s deductible is 20% of direct earned premium on property and casualty insurance. Insurers may reinsure that portion of the risk they retain under the program. Effective January 1, 2008, the Company reinsured limits of $198.0 excess of $2.0 for claims arising from certain acts of terrorism for casualty clash coverage and catastrophe workers’ compensation liability insurance coverage.

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

Reinsurance recoverable asset balances represent amounts due from or credited by assuming reinsurers for paid and unpaid claims and premium reserves. Such reinsurance balances as are recoverable from non-admitted foreign and certain other reinsurers such as captive insurance companies owned by assureds, as well as similar balances or credits arising from policies that are retrospectively rated or subject to assureds’ high deductible retentions are substantially collateralized by letters of credit, securities, and other financial instruments. Old Republic evaluates on a regular basis the financial condition of its assuming reinsurers and assureds who purchase its retrospectively rated or self-insured deductible policies. Estimates of unrecoverable amounts totaling $28.2 as of December 31, 2008 and $28.7 as of December 31, 2007 are included in the Company’s net claim and claim expense reserves since reinsurance, retrospectively rated, and self-insured deductible policies and contracts do not relieve Old Republic from its direct obligations to assureds or their beneficiaries.

At December 31, 2008, the Company’s ten largest reinsurers represented approximately 61% of reinsurance recoverable on paid and unpaid losses, with Munich Re America, Inc. the largest reinsurer representing 29.9% of the total recoverable balance. Of the balance due from these ten reinsurers, 80.8% was recoverable from A or better rated reinsurance companies, 11.6% from industry-wide insurance assigned risk pools, and 7.6% from captive reinsurance companies.

The following information relates to reinsurance and related data for the General Insurance and Mortgage Guaranty Groups for the three years ended December 31, 2008. Reinsurance transactions of the Title Insurance Group and small life and health insurance operation are not material.

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

		Years Ended December 31,
		2008	2007	2006
General Insurance Group
Written premiums:	Direct	$2,655.7	$2,685.2	$2,389.4
	Assumed	15.2	61.5	137.8
	Ceded	$704.2	$634.7	$504.4

Earned premiums:	Direct	$2,702.0	$2,644.7	$2,345.4
	Assumed	29.1	173.4	30.7
	Ceded	$741.8	$663.0	$474.0
Claims ceded		$451.8	$366.2	$330.3

Mortgage Guaranty Group
Written premiums:	Direct	$708.6	$637.9	$534.9
	Assumed	-	-	.1
	Ceded	$106.5	$95.1	$81.0

Earned premiums:	Direct	$698.4	$612.7	$524.7
	Assumed	.3	.4	.6
	Ceded	$106.3	$94.9	$81.0
Claims ceded		$199.4	$1.9	$.3

Insurance in force as of December 31:
	Direct	$128,267.5	$124,738.4	$111,172.7
	Assumed	1,435.1	1,737.1	1,964.6
	Ceded	$7,425.2	$7,419.7	$6,940.7

(b) Leases - Some of the Company's subsidiaries maintain their offices in leased premises. Some of these leases provide for the payment of real estate taxes, insurance, and other operating expenses. Rental expenses for operating leases amounted to $42.6, $42.5 and $41.0 in 2008, 2007 and 2006, respectively. These expenses relate primarily to building leases of the Company. A number of the Company’s subsidiaries also lease other equipment for use in their businesses. At December 31, 2008, aggregate minimum rental commitments (net of expected sub-lease receipts) under noncancellable operating leases are summarized as follows: 2009: $38.5; 2010: $30.0; 2011: $22.7; 2012: $16.6; 2013: $13.2; 2014 and after: $49.0.

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

From time to time, in order to assure possible liquidity needs, the Company may guaranty the timely payment of principal and/or interest on certain intercompany balances, debt, or other securities held by some of its insurance, non-insurance, and ESSOP affiliates. At December 31, 2008, the aggregate principal amount of such guaranties was $299.5. $200.0 of such guaranties relate to commercial paper borrowings by one of its subsidiaries which may require liquidation during 2009.

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

Since early February 2008, approximately 80 purported consumer class action lawsuits have been filed nationwide against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of the suits also allege violations of the federal Real Estate Settlement Procedures Act (“RESPA”). The Company and its principal title insurance subsidiary, Old Republic National Title Insurance Company, are currently among the named defendants in 36 of these actions in 6 states, and are likely to be included in others. A second subsidiary, American Guaranty Title Insurance Company, was originally named in some of the same suits but has been dismissed from all such actions. No class has yet been certified in any of these suits.

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

At their present stage, the ultimate impact of these lawsuits, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

Note 5 - Consolidated Quarterly Results - Unaudited - Old Republic's consolidated quarterly operating data for the two years ended December 31, 2008 is presented below.

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

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2008:
Operating Summary:
Net premiums, fees, and other income	$855.4	$844.1	$842.4	$804.6
Net investment income and realized gains (losses)	96.1	(337.4)	100.5	31.5
Total revenues	951.6	506.9	943.1	836.1
Benefits, claims, and expenses	991.3	1,024.9	1,016.5	1,024.1
Net income (loss)	$(19.0)	$(364.7)	$(48.0)	$(126.5)
Net income (loss) per share: Basic	$(.08)	$(1.58)	$(.21)	$(.54)
Diluted	$(.08)	$(1.58)	$(.21)	$(.54)

Average shares outstanding:
Basic	230,495,852	230,702,352	230,735,600	233,763,723
Diluted	230,495,852	230,702,352	230,735,600	233,763,723

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2007:
Operating Summary:
Net premiums, fees, and other income	$879.2	$925.2	$930.7	$905.2
Net investment income and realized gains (losses)	94.4	107.0	99.0	149.5
Total revenues	973.9	1,032.2	1,029.8	1,054.9
Benefits, claims, and expenses	818.2	865.0	994.8	1,034.4
Net income	$107.7	$115.1	$29.2	$20.2
Net income per share: Basic	$.47	$.50	$.13	$.09
Diluted	$.46	$.49	$.12	$.09

Average shares outstanding:
Basic	231,388,190	231,558,161	231,014,468	230,458,010
Diluted	233,614,450	233,556,032	232,298,642	231,121,858

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

The General Insurance Group provides property and liability insurance primarily to commercial clients. Old Republic does not have a meaningful participation in personal lines of insurance. Commercial automobile (principally trucking) insurance is the largest type of coverage underwritten by the General Insurance Group, accounting for 28.5% of the Group’s direct premiums written in 2008. The remaining premiums written by the General Insurance Group are derived largely from a wide variety of coverages, including workers’ compensation, general liability, loan credit indemnity, general aviation, directors and officers indemnity, fidelity and surety indemnities, and home and auto warranties.

Private mortgage insurance produced by the Mortgage Guaranty Group protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. The Mortgage Guaranty Group insures only first mortgage loans, primarily on residential properties having one-to-four family dwelling units. The Mortgage Guaranty segment’s ten largest customers were responsible for 50.4%, 49.5% and 39.7% of traditional primary new insurance written in 2008, 2007 and 2006, respectively. The largest single customer accounted for 15.6% of traditional primary new insurance written in 2008 compared to 9.8% and 8.8% in 2007 and 2006, respectively.

The title insurance business consists primarily of the issuance of policies to real estate purchasers and investors based upon searches of the public records which contain information concerning interests in real property. The policy insures against losses arising out of defects, loans and encumbrances affecting the insured title and not excluded or excepted from the coverage of the policy.

The accounting policies of the segments parallel those described in the summary of significant accounting policies pertinent thereto.

Segment Reporting

	Years Ended December 31,
	2008	2007	2006
General Insurance:
Net premiums earned	$1,989.3	$2,155.1	$1,902.1
Net investment income and other income	266.6	282.9	236.5
Total revenues before realized gains or losses	$2,255.9	$2,438.0	$2,138.7
Income (loss) before income taxes (credits) and realized
investment gains or losses (a)	$294.3	$418.0	$401.6
Income tax expense (credits) on above	$82.7	$126.5	$123.2
Segment assets - at year end	$9,482.9	$9,769.9	$9,363.5

Mortgage Guaranty:
Net premiums earned	$592.5	$518.2	$444.3
Net investment income and other income	97.5	90.1	85.6
Total revenues before realized gains or losses	$690.0	$608.3	$529.9
Income (loss) before taxes (credits) and
realized investment gains or losses	$(594.3)	$(110.4)	$228.4
Income tax expense (credits) on above	$(213.6)	$(44.0)	$75.3
Segment assets - at year end	$2,973.1	$2,523.8	$2,189.6

Title Insurance:
Net premiums earned	$463.1	$638.5	$733.6
Title, escrow and other fees	192.9	212.1	246.3
Sub-total	656.1	850.7	980.0
Net investment income and other income	25.2	27.7	27.3
Total revenues before realized gains or losses	$681.3	$878.5	$1,007.3
Income (loss) before taxes (credits) and
realized investment gains or losses (a)	$(46.3)	$(14.7)	$31.0
Income tax expense (credits) on above	$(18.1)	$(6.4)	$9.9
Segment assets - at year end	$762.4	$770.4	$772.7

Segment Reporting (continued) – Reconciliations of Segmented Amounts to Consolidated Totals

	Years Ended December 31,
	2008	2007	2006
Consolidated Revenues:
Total revenues of above Company segments	$3,627.4	$3,925.0	$3,676.0
Other sources (b)	132.1	131.4	127.1
Consolidated net realized investment gains (losses)	(486.4)	70.3	19.0
Consolidation elimination adjustments	(35.3)	(35.8)	(27.9)
Consolidated revenues	$3,237.7	$4,091.0	$3,794.2

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(346.3)	$292.9	$661.2
Other sources - net (b)	13.5	15.1	-
Consolidated net realized investment gains (losses)	(486.4)	70.3	19.0
Consolidated income (loss) before income taxes (credits)	$(819.2)	$378.4	$680.1

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(148.9)	$75.9	$208.6
Other sources - net (b)	4.3	5.3	-
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(116.1)	24.6	6.6
Consolidated income tax expense (credits)	$(260.8)	$105.9	$215.2

	December 31,
	2008	2007
Consolidated Assets:
Total assets for above Company segments	$13,218.6	$13,064.2
Other assets (b)	509.5	437.9
Consolidation elimination adjustments	(462.0)	(211.5)
Consolidated assets	$13,266.0	$13,290.6

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $14.2, 15.4, and $3.0 for the years ended December 31, 2008, 2007 and 2006, respectively; Title - $2.6, 2.3, and $.1 for the years ended December 31, 2008, 2007, and 2006, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Old Republic International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, preferred stock and common shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Old Republic International Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A of the 2008 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2009

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

The independent registered public accounting firm has advised that it audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board, as stated in their report, included herein.

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

Changes in Internal Control

During the three month period ended December 31, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008. Their report is shown on the preceding page in this Annual Report.

Item 9B - Other Information

Pursuant to the requirements of Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company has filed the Annual CEO Certification with the New York Stock Exchange on June 10, 2008.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2008, regarding the senior executive officers of the Company:

Name	Age	Position
Charles S. Boone	55	Senior Vice President - Investments and Treasurer since August, 2001.

James A. Kellogg	57	President and Chief Operating Officer since July, 2006 and President of Old Republic Insurance Company since October, 2002.

Spencer LeRoy, III	62	Senior Vice President, Secretary and General Counsel since 1992.

Karl W. Mueller	49	Senior Vice President and Chief Financial Officer since October, 2004. Prior to joining Old Republic, Mr. Mueller was a partner with the public accounting firm of KPMG LLP.

Christopher S. Nard	45	Senior Vice President - Mortgage Guaranty since May, 2005. President and Chief Executive Officer of Republic Mortgage Insurance Companies since May, 2005.

R. Scott Rager	60	Senior Vice President - General Insurance and President and Chief Operating Officer of Old Republic General Insurance Companies since July, 2006.

Rande K. Yeager	60	Senior Vice President - Title Insurance since March, 2003; President and Chief Executive Officer of Old Republic Title Insurance Companies since March, 2002.

Aldo C. Zucaro	69	Chairman of the Board, Chief Executive Officer, and Director since 1993, 1990 and 1976, respectively.

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

The Company will file with the Commission prior to March 27, 2009 a definitive proxy statement pursuant to Regulation 14a in connection with its Annual Meeting of Shareholders to be held on May 22, 2009. A list of Directors appears on the “Signature” page of this report. Information about the Company’s directors is contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of shareholders, which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. A copy has been filed with the Commission and appears as Exhibit (14) in the exhibit index under item 15. The Company has also posted the text of its code of ethics on its internet website at www.oldrepublic.com.

Item 11 - Executive Compensation

Information with respect to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s proxy statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2009, which will be on file with the Commission by March 27, 2009.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference to the sections entitled “General Information” and “Principal Holders of Securities” in the Company’s proxy statement to be filed with the Commission by March 27, 2009, in connection with the Annual Meeting of Shareholders to be held on May 22, 2009.

Item 13 - Certain Relationships and Related Transactions

Information with respect to this Item is incorporated herein by reference to the section entitled “Principal Holders of Securities” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2009, which will be on file with the Commission by March 27, 2009.

Item 14 - Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference to the section entitled “Board Committees” in the Company’s Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 22, 2009, which will be on file with the Commission by March 27, 2009.

PART IV

Item 15 - Exhibits

Documents filed as a part of this report:
1.  Financial statements: See Item 8, Index to Financial Statements.
2.  See exhibit index on page 93 of this report.
3.  Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (Name, Title or Principal Capacity, and Date).

(Registrant):                                Old Republic International Corporation

By	:	/s/ A. C. Zucaro	2/27/09
		Aldo C. Zucaro, Chairman of the Board,	Date
Chief Executive Officer and Director

By	:	/s/ Karl W. Mueller	2/27/09
		Karl W. Mueller, Senior Vice President	Date
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (Name, Title or Principal Capacity, and Date).

/s/ Harrington Bischof	/s/ Arnold L. Steiner
Harrington Bischof, Director*	Arnold L. Steiner, Director*

/s/ Jimmy A. Dew	/s/ Fredicka Taubitz
Jimmy A. Dew, Director* Vice Chairman of Republic Mortgage Insurance Company	Fredricka Taubitz, Director*

/s/ John M. Dixon	/s/ Charles F. Titterton
John M. Dixon, Director*	Charles F. Titterton, Director*

/s/ Leo E. Knight, Jr.	/s/ Dennis P. Van Mieghem
Leo E. Knight, Jr., Director*	Dennis P. Van Mieghem, Director*

/s/ John W. Popp	/s/ Steven Walker
John W. Popp, Director*	Steven Walker, Director*

/s/ William A. Simpson
William A. Simpson, Director* Chairman of Republic Mortgage Insurance Company

*  By/s/Aldo C. Zucaro
   Attorney-in-fact
   Date: February 26, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule	I	-Summary of Investments - Other than Investments in Related Parties as of December 31, 2008

Schedule	II	-Condensed Financial Information of Registrant as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006

Schedule	III	-Supplementary Insurance Information for the years ended December 31, 2008, 2007 and 2006

Schedule	IV	-Reinsurance for the years ended December 31, 2008, 2007 and 2006

Schedule	V	-Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

Schedule	VI	-Supplemental Information Concerning Property - Casualty Insurance Operations for the years ended December 31, 2008, 2007 and 2006

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

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the accompanying index.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 27, 2009

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2008
($ in Millions)

Column A	Column B	Column C	Column D

			Amount at
			which shown
		Fair	in balance
Type of investment	Cost (1)	Value	sheet

Available for sale:
Fixed maturity securities:
United States Government and
government agencies and authorities	$486.0	$541.5	$541.5
States, municipalities and political subdivisions	2,290.0	2,365.7	2,365.7
Foreign government	145.5	152.9	152.9
Public utilities	1,136.5	1,108.1	1,108.1
Corporate, industrial and all other	3,327.0	3,238.6	3,238.6
	7,385.2	$7,406.9	7,406.9
Equity securities:
Non-redeemable preferred stocks	-	$-	-
Common stocks:
Public utilities	13.9	12.6	12.6
Banks, trusts and insurance companies	107.4	128.3	128.3
Industrial, miscellaneous and all other	34.2	38.7	38.7
Indexed mutual funds	217.6	170.4	170.4
	373.3	$350.3	350.3
Short-term investments	888.0		888.0
Miscellaneous investments	29.7		29.7
Total	8,676.3		8,675.0
Other investments	7.8		7.8
Total Investments	$8,684.2		$8,682.9

(1)
Represents original cost of equity securities, net of other-than-temporary impairment adjustments of $355.8, and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	December 31,
	2008	2007
Assets:
Bonds and notes	$20.5	$10.5
Short-term investments	129.1	36.4
Investments in, and indebtedness of related parties	3,978.6	4,575.9
Other assets	47.3	36.6
Total Assets	$4,175.7	$4,659.5

Liabilities and Common Shareholders' Equity:
Liabilities:
Accounts payable and accrued expenses	$95.0	$52.1
Debt and debt equivalents	29.5	-
Indebtedness to affiliates and subsidiaries	310.7	65.7
Commitments and contingent liabilities
Total Liabilities	435.3	117.9

Common Shareholders' Equity:
Common stock	240.5	232.0
Additional paid-in capital	405.0	344.4
Retained earnings	3,186.5	3,900.1
Accumulated other comprehensive income (loss)	(41.7)	93.3
Unallocated ESSOP shares (at cost)	(50.0)	-
Treasury stock (at cost)	-	(28.3)
Total Common Shareholders’ Equity	3,740.3	4,541.6
Total Liabilities and Common Shareholders’ Equity	$4,175.7	$4,659.5

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Investment income from subsidiaries	$19.6	$22.4	$15.3
Real estate and other income	4.2	4.1	3.9
Other income	2.4	2.1	1.0
Total revenues	26.4	28.8	20.3

Expenses:
Interest - subsidiaries	3.8	3.0	1.0
Interest - other	.1	3.7	8.1
Real estate and other expenses	3.6	3.3	3.2
General expenses, taxes and fees	11.5	13.9	12.4
Total expenses	19.1	24.1	24.8
Revenues, net of expenses	7.2	4.6	(4.5)

Federal income taxes (credits)	2.2	1.6	(1.5)
Income (loss) before equity in earnings (losses) of subsidiaries	5.0	3.0	(2.9)

Equity in Earnings (Losses) of Subsidiaries:
Dividends received	191.2	175.8	362.3
Earnings (losses) in excess of dividends	(754.6)	93.6	105.4

Net Income (Loss)	$(558.3)	$272.4	$464.8

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
OLD REPUBLIC INTERNATIONAL CORPORATION (PARENT COMPANY)
($ in Millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(558.3)	$272.4	$464.8
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accounts receivable	(.1)	-	.9
Income taxes - net	26.0	17.0	(6.9)
Excess of equity in net (income) loss
of subsidiaries over cash dividends received	754.2	(93.6)	(105.4)
Accounts payable, accrued expenses and other	9.1	(.6)	(14.6)
Total	230.8	195.3	338.7

Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(12.6)	-	-
Fixed assets for company use	-	(.6)	(1.0)
Net repayment (issuance) of
notes receivable with related parties	(118.1)	65.8	(243.8)
Net decrease (increase) in short-term investments	(92.7)	(33.7)	17.6
Investment in, and indebtedness of related parties-net	(77.1)	-	-
Total	(300.8)	31.5	(227.2)

Cash flows from financing activities:
Issuance of debt	30.0	-	-
Net issuance (repayment) of notes and loans to related parties	159.1	46.1	(.1)
Issuance of preferred and common stock	86.1	15.0	18.9
Redemption of debentures and notes	(.4)	(115.0)	-
Unallocated ESSOP shares	(50.0)	-	-
Dividends on common shares	(155.2)	(145.4)	(135.8)
Purchase of treasury stock	-	(28.3)	-
Other - net	.3	.2	2.5
Total	70.0	(227.3)	(114.4)

Increase (decrease) in cash	-	(.4)	(2.9)
Cash, beginning of year	-	.4	3.3
Cash, end of year	$-	$-	$.4

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
($ in Millions)

Note 1 - Summary of Significant Accounting Policies

Old Republic International Corporation’s condensed financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of Old Republic International Corporation and Subsidiaries included in its Annual Report on Form 10-K.

Note 2 - Investments in Consolidated Subsidiaries

Old Republic International Corporation’s investments in consolidated subsidiaries are reflected in the condensed financial statements in accordance with the equity method of accounting. Undistributed earnings in excess of dividends received are recorded as separate line items in the condensed statements of income.

Note 3 - Debt

Old Republic International Corporation currently has access to the commercial paper market through a wholly-owned subsidiary for up to $215.0 of which $200.0 was outstanding as of December 31, 2008. The average yield of the commercial paper outstanding at December 31, 2008 and 2007 was 2.65% and 5.09% respectively. In the fourth quarter 2008, the Company secured a $30.0 bank loan to leverage the ESSOP’s purchase of Old Republic International common stock.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2008, 2007 and 2006
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred	Losses,		Other
	Policy	Claims and		Policyholders’
	Acquisition	Settlement	Unearned	Benefits and	Premium
Segment	Costs	Expenses	Premiums	Funds	Revenue

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$147.7	$3,326.9	$889.9	$85.3	$1,989.3
Mortgage Insurance Group	38.0	1,382.6	89.4	-	592.5
Title Insurance Group	-	282.4	-	2.2	463.1
Corporate & Other (1)	37.0	22.2	-	57.2	80.1
Reinsurance Recoverable (2)	-	2,227.0	132.9	35.7	-
Consolidated	$222.8	$7,241.3	$1,112.2	$180.7	$3,125.1

Year Ended December 31, 2007:
Insurance Underwriting:
General Insurance Group	$158.5	$3,279.7	$931.9	$85.9	$2,155.1
Mortgage Insurance Group	42.9	644.9	79.8	-	518.2
Title Insurance Group	-	296.9	-	1.7	638.5
Corporate & Other (1)	44.9	24.7	-	64.2	77.0
Reinsurance Recoverable (2)	-	1,984.7	170.4	38.3	-
Consolidated	$246.5	$6,231.1	$1,182.2	$190.2	$3,389.0

Year Ended December 31, 2006:
Insurance Underwriting:
General Insurance Group	$174.6	$3,022.6	$955.8	$87.3	$1,902.1
Mortgage Insurance Group	46.0	249.5	55.2	-	444.3
Title Insurance Group	-	304.1	-	1.6	733.6
Corporate & Other (1)	44.2	21.6	-	61.9	74.1
Reinsurance Recoverable (2)	-	1,936.6	198.4	37.6	-
Consolidated	$264.9	$5,534.7	$1,209.4	$188.6	$3,154.1

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
Statement of Financial Accounting Standards (FAS) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.3 billion at December 31, 2008 and $2.1 billion at December 31, 2007 and 2006. FAS No. 113 does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2008, 2007 and 2006
($ in Millions)

Column A	Column G	Column H	Column I	Column J	Column K

		Benefits,	Amortization
		Claims,	of Deferred
	Net	Losses and	Policy	Other
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2008:
Insurance Underwriting:
General Insurance Group	$253.6	$1,452.3	$294.9	$214.2	$1,966.6
Mortgage Insurance Group	86.8	1,180.7	38.7	64.9	602.0
Title Insurance Group	25.1	45.6	-	681.9	463.1
Corporate & Other (1)	11.6	36.8	24.2	22.1	77.4
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$377.3	$2,715.7	$357.8	$983.3	$3,109.4

Year Ended December 31, 2007:
Insurance Underwriting:
General Insurance Group	$260.8	$1,461.4	$340.2	$218.2	$2,112.0
Mortgage Insurance Group	79.0	615.8	39.5	63.4	542.9
Title Insurance Group	27.3	56.0	-	837.2	638.5
Corporate & Other (1)	12.7	32.9	22.8	24.7	78.4
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$379.9	$2,166.2	$402.5	$1,143.7	$3,372.0

Year Ended December 31, 2006:
Insurance Underwriting:
General Insurance Group	$221.5	$1,254.2	$305.8	$176.9	$2,022.8
Mortgage Insurance Group	74.3	189.9	40.3	71.1	454.0
Title Insurance Group	26.9	58.1	-	918.1	733.6
Corporate & Other (1)	18.7	37.3	20.8	41.0	73.1
Reinsurance Recoverable (2)	-	-	-	-	-
Consolidated	$341.6	$1,539.6	$367.0	$1,207.3	$3,283.5

(1)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries and a small life & health insurance operation.
(2)
Statement of Financial Accounting Standards (FAS) No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” eliminates the reporting of assets and liabilities relating to reinsured contracts net of reinsurance ceded balances. Accordingly, reinsured losses and unearned premiums are to be reported as assets. Assets and liabilities were, as a result, increased by corresponding amounts of approximately $2.3 billion at December 31, 2008 and $2.1 billion at December 31, 2007 and 2006. FAS No. 113 does not have any effect on the Company’s results of operations.

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE
For the years ended December 31, 2008, 2007 and 2006
($ in Millions)

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	Assumed
	amount	companies	companies	amount	to net

Year Ended December 31, 2008:
Life insurance in force	$12,485.5	$6,434.6	$-	$6,050.8	-%

Premium Revenues:
General Insurance	$2,702.0	$741.8	$29.1	$1,989.3	1.5%
Mortgage Insurance	698.4	106.3	.3	592.5	.1
Title Insurance	460.2	.1	3.1	463.1	.7
Life and Health Insurance:
Life insurance	32.1	14.4	-	17.7	-
Accident and health insurance	76.1	13.7	-	62.3	-
Total Life & Health Insurance	108.3	28.2	-	80.1	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,969.0	$876.5	$32.6	$3,125.1	1.0%

Year Ended December 31, 2007:
Life insurance in force	$13,873.4	$7,064.8	$-	$6,808.5	-%

Premium Revenues:
General Insurance	$2,644.7	$663.0	$173.4	$2,155.1	8.0%
Mortgage Insurance	612.7	94.9	.4	518.2	.1
Title Insurance	635.9	-	2.7	638.5	.4
Life and Health Insurance:
Life insurance	32.8	15.6	-	17.2	-
Accident and health insurance	74.9	15.1	-	59.7	-
Total Life & Health Insurance	107.8	30.7	-	77.0	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$4,001.1	$788.7	$176.6	$3,389.0	5.2%

Year Ended December 31, 2006:
Life insurance in force	$14,536.4	$7,539.5	$-	$6,996.9	-%

Premium Revenues:
General Insurance	$2,345.4	$474.0	$30.7	$1,902.1	1.6%
Mortgage Insurance	524.7	81.0	.6	444.3	.1
Title Insurance	729.6	.1	4.0	733.6	.6
Life and Health Insurance:
Life insurance	35.3	15.8	-	19.4	-
Accident and health insurance	68.6	14.0	-	54.6	-
Total Life & Health Insurance	104.0	29.9	-	74.1	-
Consolidating adjustments	-	-	-	-	-
Consolidated	$3,703.8	$585.1	$35.4	$3,154.1	1.1%

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007 and 2006
($ in Millions)

Column A	Column B	Column C		Column D	Column E

			Charged
	Balance	Charged to	to Other		Balance
	Beginning of	Costs	Accounts -	Deductions -	at End of
Description	Period	Expenses	Describe	Describe	Period

Year Ended December 31, 2008:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$28.7	$(.4)	$-	$-	$28.2
Deferred tax asset valuation
allowance	$-	$54.0	$-	$-	$54.0

Year Ended December 31, 2007:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$30.2	$(1.5)	$-	$-	$28.7

Year Ended December 31, 2006:
Deducted from Asset Accounts:
Reserve for unrecoverable
reinsurance	$36.8	$(6.5)	$-	$-	$30.2

OLD REPUBLIC INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
($ in Millions)

Column A	Column B	Column C	Column D	Column E

		Reserves
		for Unpaid
	Deferred	Claims	Discount,
	Policy	and Claim	If Any,
	Acquisition	Adjustment	Deducted in	Unearned
Affiliation With Registrant (1)	Costs	Expenses (2)	Column C	Premiums (2)

Year Ended December 31:
2008	$147.7	$3,326.9	$156.8	$889.9
2007	158.5	3,279.7	148.5	931.9
2006	174.6	3,022.6	151.0	955.8

Column A	Column F	Column G	Column H

			Claims and Claim
			Adjustment Expenses
		Net	Incurred Related to
	Earned	Investment	Current	Prior
Affiliation With Registrant (1)	Premiums	Income	Year	Years

Year Ended December 31:
2008	$1,989.3	$253.6	$1,520.1	$(83.0)
2007	2,155.1	260.8	1,562.8	(110.6)
2006	1,902.1	221.5	1,363.7	(116.8)

Column A	Column I	Column J	Column K

	Amortization	Paid
	of Deferred	Claims
	Policy	and Claim
	Acquisition	Adjustment	Premiums
Affiliation With Registrant (1)	Costs	Expenses	Written

Year Ended December 31:
2008	$294.9	$1,389.8	$1,966.6
2007	340.2	1,195.0	2,112.0
2006	305.8	731.3	2,022.8

(1)
Includes consolidated property-casualty entities. The amounts relating to the Company’s unconsolidated property-casualty subsidiaries and the proportionate share of the registrant’s and its subsidiaries’ 50%-or-less owned property-casualty equity investees are immaterial and have, therefore, been omitted from this schedule.

(2)	See note (2) to Schedule III.

EXHIBIT INDEX

An index of exhibits required by Item 601 of Regulation S-K follows:

(3)	Articles of incorporation and by-laws.

(A)	*	Restated Certificate of Incorporation. (Exhibit 3(A) to Registrant’s Annual Report on Form 10-K for 2004).

(B)	*	By-laws, as amended. (Exhibit 99.2 to Form 8-K filed September 4, 2007).

(4) Instruments defining the rights of security holders, including indentures.

(A)	*
Amended and Restated Rights Agreement dated as of November 19, 2007 between Old Republic International Corporation and Wells Fargo Bank, NA. (Exhibit 4.1 to Registrant’s Form 8-A filed November 19, 2007).

(B)	*	Agreement to furnish certain long term debt instruments to the Securities & Exchange Commission upon request. (Exhibit 4(D) on Form 8 dated August 28, 1987).

(10) Material contracts.

**	(A)	*	Amended and Restated Old Republic International Corporation Key Employees Performance Recognition Plan. (Exhibit 10(A) to Registrant’s Annual Report on Form 10-K for 2002).

**	(B)	*	Old Republic International Corporation 2005 Key Employees Performance Recognition Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2006).

**	(C)	*	Amended and Restated 1992 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(B) to Registrant’s Annual Report on Form 10-K for 2002).

**	(D)	*	Amended and Restated 2002 Old Republic International Corporation Non-qualified Stock Option Plan. (Exhibit 10(C) to Registrant’s Annual Report on Form 10-K for 2005).

**	(E)	*	Old Republic International Corporation 2006 Incentive Compensation Plan. (Exhibit 99.1 to Form 8-K/A filed June 2, 2006).

**	(F)	Amended and Restated Old Republic International Corporation Executives Excess Benefits Pension Plan.

**	(G)	*	Form of Indemnity Agreement between Old Republic International Corporation and each of its directors and certain officers. (Exhibit 10 to Form S-3 Registration Statement No. 33-16836).

**	(H)	*	RMIC Corporation/Republic Mortgage Insurance Company Amended and Restated Key Employees Performance Recognition Plan. (Exhibit 10(I) to Registrant’s Annual Report on Form 10-K for 2000).

**	(I)	*	RMIC/Republic Mortgage Insurance Company 2005 Key Employees Performance Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2006).

**	(J)	Amended and Restated RMIC Corporation/Republic Mortgage Insurance Company Executives Excess Benefits Pension Plan.

**	(K)	*	Amended and Restated Old Republic Risk Management Key Employees Recognition Plan. (Exhibit 10(J) to Registrant’s Annual Report on Form 10-K for 2002).

(Exhibit Index, Continued)

**	(L)	*	Old Republic Risk Management, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(M) to Registrant’s Annual Report on Form 10-K for 2006).

**	(M)	*	Old Republic National Title Group Incentive Compensation Plan. (Exhibit 10(K) to Registrant’s Annual Report on Form 10-K for 2003).

**	(N)	*	ORI Great West Holdings, Inc. Key Employees Performance Recognition Plan. (Exhibit 10(O) to Registrant’s Annual Report on Form 10-K for 2006).

**	(O)	*	ORI Great West Holdings, Inc. 2005 Key Employees Performance Recognition Plan. (Exhibit 10(P) to Registrant’s Annual Report on Form 10-K for 2006).

(12)	Not applicable

(13)	Not applicable

(14)	*	Code of Ethics for the Principal Executive Officer and Senior Financial Officer. (Exhibit 14 to Registrant’s Annual Report on Form 10-K for 2003).

(21)	Subsidiaries of the registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(24)	Powers of attorney.

(31.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(31.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

(32.1)	Certification by Aldo C. Zucaro, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(32.2)	Certification by Karl W. Mueller, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(99.1)	*	Old Republic International Corporation Audit Committee Charter. (Exhibit 99.1 of Registrant’s Form 8-K filed February 27, 2006).

(99.2)	*	Old Republic International Corporation Nominating Committee Charter. (Exhibit 99.2 to Registrant’s Annual Report on Form 10-K for 2003).

(99.3)	*	Old Republic International Corporation Compensation Committee Charter. (Exhibit 99.2 of Registrant’s Form 8-K filed February 27, 2006).

(99.4)	*	Code of Business Conduct and Ethics. (Exhibit 99.4 to Registrant’s Annual Report on Form 10-K for 2003).

(99.5)	*	Corporate Governance Guidelines. (Exhibit 99.5 to Registrant’s Annual Report on Form 10-K for 2003).

*	Exhibit incorporated herein by reference.

**	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.