Form 10-Q
period 2009-03-31
OLD REPUBLIC INTERNATIONAL CORP
filed 2009-04-28
CIK 74260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: March 31, 2009 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding March 31, 2009
Common Stock / $1 par value	240,554,385

There are 38 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / March 31, 2009

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 12

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	13 - 34

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	35

	CONTROLS AND PROCEDURES	35

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	36

	ITEM 1A – RISK FACTORS	36

	ITEM 6 – EXHIBITS	36

SIGNATURE		37

EXHIBIT INDEX		38

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited) March 31, 2009	December 31, 2008
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (adjusted cost: $7,391.3 and $7,385.2)	$7,496.4	$7,406.9
	Equity securities (at fair value) (adjusted cost: $373.3 and $373.3)	271.9	350.3
	Short-term investments (at fair value which approximates cost)	1,083.2	888.0
	Miscellaneous investments	25.7	29.7
	Total	8,877.3	8,675.0
	Other investments	7.8	7.8
	Total investments	8,885.2	8,682.9

	Other Assets:
	Cash	59.7	63.9
	Securities and indebtedness of related parties	16.3	17.4
	Accrued investment income	107.4	108.2
	Accounts and notes receivable	817.9	806.7
	Federal income tax recoverable: Current	18.1	41.0
	Prepaid federal income taxes	221.4	463.4
	Reinsurance balances and funds held	62.0	67.6
Reinsurance recoverable:	Paid losses	60.9	52.2
	Policy and claim reserves	2,485.7	2,395.7
	Deferred policy acquisition costs	216.6	222.8
	Sundry assets	341.7	343.8
		4,408.3	4,583.1
	Total Assets	$13,293.5	$13,266.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,430.6	$7,241.3
	Unearned premiums	1,106.7	1,112.3
	Other policyholders' benefits and funds	182.1	180.7
	Total policy liabilities and accruals	8,719.4	8,534.3
	Commissions, expenses, fees, and taxes	250.9	264.5
	Reinsurance balances and funds	281.8	264.8
	Federal income tax payable: Deferred	24.0	77.3
	Debt	221.1	233.0
	Sundry liabilities	152.7	151.5
	Commitments and contingent liabilities
	Total Liabilities	9,650.2	9,525.7

	Preferred Stock:
	Convertible preferred stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.5	240.5
	Additional paid-in capital	407.2	405.0
	Retained earnings	3,092.7	3,186.5
	Accumulated other comprehensive income (loss)	(51.0)	(41.7)
	Unallocated ESSOP shares (at cost)	(46.1)	(50.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,643.2	3,740.3
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,293.5	$13,266.0

(1)
At March 31, 2009 and December 31, 2008, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 240,554,385 at March 31, 2009 and 240,520,251 at December 31, 2008 were issued. At March 31, 2009 and December 31, 2008, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of March 31, 2009 and December 31, 2008.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended March 31,
		2009	2008
	Revenues:
	Net premiums earned	$721.8	$804.1
	Title, escrow, and other fees	55.6	42.5
	Total premiums and fees	777.4	846.6
	Net investment income	93.4	95.2
	Other income	7.6	8.8
	Total operating revenues	878.5	950.7
	Realized investment gains (losses):
	From sales	-	.9
	From impairments	-	-
	Total realized investment gains (losses)	-	.9
	Total revenues	878.5	951.6

	Benefits, Claims and Expenses:
	Benefits, claims, and settlement expenses	649.2	646.0
	Dividends to policyholders	2.8	2.3
	Underwriting, acquisition, and other expenses	318.6	342.3
	Interest and other charges	.6	.6
	Total expenses	971.3	991.3
	Income (loss) before income taxes (credits)	(92.7)	(39.6)

	Income Taxes (Credits):
	Current	24.7	19.4
	Deferred	(63.5)	(40.0)
	Total	(38.8)	(20.5)

	Net Income (Loss)	$(53.9)	$(19.0)

	Net Income (Loss) Per Share:
	Basic:	$(.23)	$(.08)
	Diluted:	$(.23)	$(.08)

Average shares outstanding:	Basic	235,259,226	230,495,852
	Diluted	235,259,226	230,495,852
	Dividends Per Common Share:
	Cash	$.17	$.16

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) ($ in Millions)
	Quarters Ended March 31,
	2009	2008

Net income (loss) as reported	$(53.9)	$(19.0)

Other comprehensive income (loss):
Post-tax net unrealized gains (losses) on securities	(9.8)	(109.4)
Other adjustments	.5	(5.2)
Net adjustments	(9.2)	(114.7)

Comprehensive income (loss)	$(63.1)	$(133.7)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Quarters Ended March 31,
		2009	2008
	Cash flows from operating activities:
	Net income (loss)	$(53.9)	$(19.0)
	Adjustments to reconcile net income to
	net cash provided by operating activities:
	Deferred policy acquisition costs	6.1	6.2
	Premiums and other receivables	(11.4)	.6
	Unpaid claims and related items	118.3	217.2
	Other policyholders’ benefits and funds	(22.0)	(17.4)
	Income taxes	(40.8)	(24.4)
	Prepaid federal income taxes	241.9	35.2
	Reinsurance balances and funds	13.9	4.6
	Realized investment (gains) losses	-	(.9)
	Accounts payable, accrued expenses and other	11.2	(2.8)
	Total	263.3	199.3

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	208.8	233.1
	Sales	6.9	19.9
	Sales of:
	Equity securities	-	6.1
	Other – net	.3	27.8
	Purchases of:
	Fixed maturity securities	(232.6)	(183.9)
	Equity securities	-	(80.8)
	Other – net	(4.4)	(10.6)
	Purchase of a business	-	(4.3)
	Net decrease (increase) in short-term investments	(194.9)	(155.2)
	Other-net	.2	4.8
	Total	(215.6)	(142.9)

	Cash flows from financing activities:
	Issuance of debentures and notes	60.0	3.0
	Issuance of common shares	.3	.4
	Redemption of debentures and notes	(72.3)	(.2)
	Dividends on common shares	(39.9)	(36.8)
	Other-net	.1	.3
	Total	(51.8)	(33.3)

	Increase (decrease) in cash:	(4.2)	22.9
	Cash, beginning of period	63.9	54.0
	Cash, end of period	$59.7	$76.9

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$1.2	$.6
	Income taxes	$2.0	$1.7

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

The Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. The Company’s unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements and did not change significantly upon the adoption of FIN 48. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting under GAAP, other than possible interest and penalties, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company classifies interest and penalties as income tax expense in the consolidated statement of income. The Company’s consolidated Federal income tax returns through year-end 2004 are closed and no significant adjustments have resulted. On October 22, 2008 the IRS commenced their examination of the Company’s 2006 consolidated income tax return.

The Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) and FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), is discussed in Note 3 of the Notes to Consolidated Financial Statements. In addition, FAS 157 was also amended by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on at least an annual basis until fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 by the Company on January 1, 2009 did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions to provide additional technical guidance regarding the application of FAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These Staff Positions are effective for interim and annual periods ending after June 15, 2009. FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), supersedes FSP 157-3 and provides additional technical guidance regarding the factors that should be considered in estimating fair value in the current economic environment while reemphasizing that the objective of a fair value measurement remains an exit price. This Staff Position also contains additional interim and annual financial statement disclosure requirements which will result in more disaggregated disclosures than previously required under FAS 157. FASB Staff Position No. 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), modifies the requirements for recognizing other-than-temporarily-impaired debt securities and changes the existing impairment model for such securities. This Staff Position also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. FASB Staff Position No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”). This Staff Position increases the frequency of fair value disclosures from annual to quarterly in an effort to provide financial statement users with more timely information about the effects of current market conditions on financial instruments. The adoption of these Staff Positions by the Company in the second quarter of 2009 is not expected to have a significant impact on the consolidated financial statements.

The above accounting policy changes result primarily in additional financial statement disclosures for GAAP reporting purposes and do not have any effect on management’s conduct of the business, its financial condition or reported results.

2.	Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of the income (loss) and number of shares used in basic and diluted earnings per share calculations.
		Quarters Ended March 31,
		2009	2008
	Numerator:
	Net Income (loss)	$(53.9)	$(19.0)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(53.9)	(19.0)
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(53.9)	$(19.0)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	235,259,226	230,495,852
	Effect of dilutive securities – stock options	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	235,259,226	230,495,852
Earnings per share:	Basic	$(.23)	$(.08)
	Diluted	$(.23)	$(.08)

	Anti-dilutive outstanding stock option awards
	excluded from earning per share computations	16,030,334	15,527,938

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through March 31, 2009.
(b)
In calculating earnings per share, GAAP accounting rules require that common shares owned by the Company’s Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares, and may be sold at any time by the plan.

3.   Investments:

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value, and applies to existing accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). In October 2008, the FASB issued FSP 157-3. This Staff Position, which will be superseded upon the Company’s adoption of FSP 157-4 as discussed in Note 1, provides additional technical guidance regarding the application of FAS 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FAS 157 and FSP 157-3 has had no impact on the Company’s consolidated financial statements. Following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, net asset value (“NAV”) quoted mutual funds and a substantial portion of its short-term investments in highly liquid money market instruments and U.S. and Canadian Treasury bills. Level 2 securities generally include corporate bonds, municipal bonds and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the quarter ended March 31, 2009.

The following table shows a summary of assets measured at fair value segregated among the various input levels required by FAS 157:

	Fair value measurements as of March 31, 2009:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities	$285.4	$7,190.5	$20.5	$7,496.4
Equity securities	226.8	-	44.9	271.9
Short-term investments	1,076.8	-	6.3	1,083.2

Net unrealized gains (losses) on investments amounted to $1.2 at March 31, 2009. Unrealized appreciation (depreciation) of investments, before applicable deferred income taxes (credits) of $10.1 at March 31, 2009 included gross unrealized gains (losses) of $300.2 and $(299.0), respectively. For the three months ended March 31, 2009 and 2008, changes in net unrealized appreciation (depreciation) of investments, net of deferred income taxes (credits), amounted to $(9.8) and $(109.4), respectively. The amount of unrealized gains and losses is affected by the Company’s estimates of securities that have been classified as other-than-temporarily impaired (“OTTI”).

The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. The decline in value of a security deemed OTTI is included in the determination of net income and a new cost basis is established for financial reporting purposes. There were no write downs for other-than-temporary declines in the estimated fair value of investments for the quarters ended March 31, 2009 and 2008.

A valuation allowance of $64.0 was established against a deferred tax asset related to the Company’s losses on equity securities at March 31, 2009. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to equity investment losses, net of the existing valuation allowance at March 31, 2009.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made cash contributions of approximately $2.8 to their pension plans in the first quarter 2009, and expect to make cash contributions of approximately $2.9 to their pension plans in the remaining portion of calendar year 2009.

5.   Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The results of a small life & health insurance business are included with those of its corporate and minor service operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments, and these are aggregated in the consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended March 31,
	2009	2008
General Insurance Group:
Net premiums earned	$457.3	$512.7
Net investment income and other income	66.3	68.8
Total revenues before realized gains or losses	$523.7	$581.5
Income (loss) before income taxes (credits) and realized investment gains or losses (a)	$58.2	$89.8
Income tax expense (credits) on above	$15.6	$26.5

Mortgage Guaranty Group:
Net premiums earned	$145.3	$147.6
Net investment income and other income	25.9	24.7
Total revenues before realized gains or losses	$171.2	$172.4
Income (loss) before income taxes (credits) and realized investment gains or losses	$(144.6)	$(122.3)
Income tax expense (credits) on above	$(51.9)	$(44.2)

Title Insurance Group:
Net premiums earned	$98.6	$118.1
Title, escrow and other fees	55.6	42.5
Sub-total	154.3	160.7
Net investment income and other income	5.9	6.3
Total revenues before realized gains or losses	$160.2	$167.1
Income (loss) before income taxes (credits) and realized investment gains or losses (a)	$(9.0)	$(12.6)
Income tax expense (credits) on above	$(3.5)	$(4.9)

Consolidated Revenues:
Total revenues of above Company segments	$855.3	$921.1
Other sources (b)	35.1	38.4
Consolidated net realized investment gains (losses)	-	.9
Consolidation elimination adjustments	(11.9)	(8.8)
Consolidated revenues	$878.5	$951.6

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits) and realized investment gains or losses of above Company segments	$(95.4)	$(45.2)
Other sources – net (b)	2.6	4.6
Consolidated net realized investment gains (losses)	-	.9
Consolidated income (loss) before income taxes (credits)	$(92.7)	$(39.6)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits) for above Company segments	$(39.8)	$(22.5)
Other sources – net (b)	.9	1.6
Income tax expense (credits) on consolidated net realized investment gains (losses)	-	.3
Consolidated income tax expense (credits)	$(38.8)	$(20.5)

	March 31, 2009	December 31, 2008
Consolidated Assets:
General	$9,485.0	$9,482.9
Mortgage	3,055.7	2,973.1
Title	761.3	762.4
Other assets (b)	404.8	509.5
Consolidation elimination adjustments	(413.3)	(462.0)
Consolidated	$13,293.5	$13,266.0

In the above tables, net premiums earned on a GAAP basis differ slightly from statutory amounts due to certain differences in calculations of unearned premium reserves under each accounting method.
(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $2.6 and $3.5 for the quarters ended March 31, 2009 and 2008, respectively; Mortgage - $1.8 and $ - for the quarters ended March 31, 2009 and 2008, respectively; and Title - $.9 and $.7 for the quarters ended March 31, 2009 and 2008, respectively.

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

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suit in Texas also alleges violation of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the New Jersey and Pennsylvania actions, and a settlement agreement, which is not expected to cost ORNTIC more than $2.2, has received preliminary approval in the New Jersey action.

Since early February 2008, approximately 80 purported consumer class action lawsuits have been filed nationwide against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. The Company and ORNTIC are currently among the named defendants in 35 of these actions in 5 states. A second subsidiary, American Guaranty Title Insurance Company, was originally named in some of the same suits but has been dismissed from all such actions. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

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

Except in New Jersey where a preliminary settlement agreement has been approved, the ultimate impact of these lawsuits, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

A putative national class action suit has been filed against the Company’s subsidiary, Old Republic Home Protection Company (“ORHP”) in the California Superior Court, San Diego, on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, declaratory and injunctive relief. No class has been certified. ORHP has removed the action to the U.S. District Court for the Southern District of California. Similar suits, filed by the same law firm, are believed to be pending in California against two other home warranty companies. It is too early in the proceeding to evaluate ORHP’s exposure or the likely outcome of the case. ORHP intends to vigorously oppose class certification and to defend against the action.

7.	Subsequent Event:

On April 23 the Company announced the pricing of its public offering of $275.0 million aggregate principal amount of 8% convertible senior notes due 2012. Old Republic has granted the underwriters a 30-day option to purchase up to an additional $41.25 million aggregate principal amount of such convertible notes on the same terms and conditions to cover overallotments, if any.  The Company anticipates closing the transaction on April 29, 2009.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Quarters Ended March 31, 2009 and 2008
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.5% of consolidated operating revenues for the quarter ended March 31, 2009 and 1.9% of consolidated assets as of March 31, 2009, is included within the corporate and other caption of this report. The consolidated accounts are presented on the basis of generally accepted accounting principles (“GAAP”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Old Republic’s consolidated operating results, which exclude net realized investment gains, declined year over year. The reduced performance stemmed from ongoing weakness in the Company’s housing-related mortgage guaranty and title insurance lines, and from lower general insurance profits. As noted in each quarterly report since 2007’s third quarter, the substantial dislocations that have enveloped all businesses with housing and mortgage-lending exposures are likely to exert earnings pressures throughout 2009, and most likely into 2010 as well. In comparison with the final quarter of 2008, however, both mortgage guaranty and title insurance segments registered some improvement in underwriting performance, while year over year loss costs were greater for mortgage guaranty and slightly lower for title.  Year over year general insurance earnings were dampened by greater loss costs for nearly all coverages.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended March 31,
	2009	2008	Change
Operating revenues:
General insurance	$523.7	$581.5	-9.9%
Mortgage guaranty	171.2	172.4	-.7
Title insurance	160.2	167.1	-4.1
Corporate and other	23.2	29.6
Total	$878.5	$950.7	-7.6%
Pretax operating income (loss):
General insurance	$58.2	$89.8	-35.2%
Mortgage guaranty	(144.6) )	(122.3)	-18.2
Title insurance	(9.0) )	(12.6) )	28.7
Corporate and other	2.6	4.6
Sub-total	(92.8) )	(40.5))	-128.6
Realized investment gains (losses):
From sales	-	0.9
From impairments	-	-
Net realized investment gains (losses)	-	0.9
Consolidated pretax income (loss)	(92.7) )	(39.6)	-134.0
Income taxes (credits)	(38.8) )	(20.5)	-88.7
Net income (loss)	$(53.9) )	$(19.0)	-183.0%

Consolidated underwriting ratio:
Benefits and claims ratio	83.9%	76.6%
Expense ratio	39.6	39.1
Composite ratio	123.5%	115.7%

Components of diluted earnings per share:
Net operating income (loss)	$(0.23)	$(0.08)	-187.5%
Net realized investment gains (losses)	-	-
Net income (loss)	$(0.23)	$(0.08)	-187.5%

Cash dividends paid per share	$0.17	$0.16	6.3%

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

General Insurance Results – First quarter 2009 general insurance earnings were mainly affected by a lower earned premium base and the higher claim ratio shown in the following table:

	General Insurance Group
	Quarters Ended March 31,
	2009	2008	Change
Net premiums earned	$457.3	$512.7	-10.8%
Net investment income	63.4	64.5	-1.6
Pretax operating income (loss)	$58.2	$89.8	-35.2%

Claims ratio	74.8%	69.9%
Expense ratio	25.6	24.4
Composite ratio	100.4%	94.3%

A moderately declining rate environment for most commercial insurance prices in the past three years or so and the current economic slowdown have precluded meaningful additions to Old Republic’s premium base and made business retention more difficult. Most of the latest quarter’s decline in earned premiums stemmed from lower volumes of commercial auto (trucking), workers’ compensation, and consumer credit indemnity coverages. With respect to the latter, new premium production has been effectively curbed by much lower consumer credit extensions in the current recessionary environment.

The lower top line for this year’s first quarter was accompanied by an increase in the claims ratio to 74.8% from 69.9% in the same period last year, and from an average of 67.9% for the five most recent calendar years. The higher claims ratio was driven mostly by greater loss costs among Old Republic’s financial indemnity coverages, most prominently the consumer credit indemnity (CCI) and directors’ and officers’ (D&O) liability line. As noted in recent quarterly and annual financial reports, the CCI line continues to be impacted by higher loss costs emanating from the loan repayment difficulties encountered by increasingly large numbers of consumers. The rise in D&O claim costs was mainly caused by greater loss provisions on several older claims which the Company does not expect to re-occur in light of currently expected full year results.

The expense ratio of 25.6% in the first three months of 2009 increased slightly by comparison with that registered in last year’s first quarter, and the average of 24.4% for the most recent five calendar years. General Insurance Group net investment income was basically flat in this year’s first quarter and was influenced by a slightly lower invested asset base and lower yields on fixed maturity and equity holdings.

Mortgage Guaranty Results – The cyclical downturn in the economy and, in particular, in its housing and mortgage lending sectors continued to drive trends in mortgage guaranty earned premium and claim costs during this year’s first three months. Key indicators of the Mortgage Guaranty Group’s first quarter 2009 operating performance are shown in the following table:

	Mortgage Guaranty Group
	Quarters Ended March 31,
	2009	2008	Change
Net premiums earned	$145.3	$147.6	-1.6%
Net investment income	22.4	21.5	4.2
Pretax operating income (loss)	$(144.6)	$(122.3)	-18.2%

Claims ratio	199.9%	181.1%
Expense ratio	13.7	16.4
Composite ratio	213.6%	197.5%

The first quarter 2009 reduction in premium volume reflected the combination of more stringent underwriting guidelines we’ve imposed gradually since late 2007, a contracting mortgage lending market place, and broader acceptance of competing Federal Housing Administration (FHA) loan guaranty programs. These factors outweighed the favorable effect of higher business persistency, and led to a 3.4% decline of risk in force since year-end 2008.

Further declines in home values, diminished availability of mortgage financing, negative employment trends, and rising levels of reported loan defaults and paid claims, were most responsible for an 8.7% increase in incurred claim costs in this year’s first quarter vis-à-vis the same period of 2008. As of March 31, 2009, net claim reserves of $1.51 billion were 82.6% higher than they were twelve months earlier. The effect of varying amounts of periodic paid losses and reserve provisions on reported mortgage guaranty incurred loss ratios is shown in the following table:

	Quarters Ended
	March 31,
	2009	2008
Incurred loss ratio from:
Paid losses	107.1%	55.0%
Reserve provisions	92.8	126.1
Total	199.9%	181.1%

The expense ratio benefited primarily from lower operating costs, particularly those which respond to changes in production volumes and operating results. Positive operating cash flow for the quarter, attributable almost exclusively to the recovery of prepaid federal income taxes, was additive to the high quality and liquid invested asset base which reached $2.35 billion, up 22.8% from the level registered as of the end of March, 2008.

Title Insurance Results – Old Republic’s title insurance business registered an operating loss somewhat lower than we expected in this year’s first quarter. Key indicators of its results are shown in the following table:

	Title Insurance Group
	Quarters Ended March 31,
	2009	2008	Change
Net premiums and fees earned	$154.3	$160.7	-4.0%
Net investment income	5.8	6.4	-9.0
Pretax operating income (loss)	$(9.0)	$(12.6)	28.7%

Claims ratio	6.6%	7.0%
Expense ratio	102.9	104.5
Composite ratio	109.5%	111.5%

The cyclical downturn in the housing and related mortgage lending sectors of the U.S. economy also had a dampening effect on the title segment’s premiums and fees revenue. However, recently higher levels of loan refinancing activity and some market share improvements provided a positive offset to top line weakness and operating expense coverage.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a much lower gain in this year’s first quarter. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements. Substantially all of the year-over-year decline in earnings was due to foreign exchange adjustments for U.S. dollar conversions from the currency of Old Republic’s Canadian life and health insurance subsidiary.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

					% Change
		March	December	March	March '09/	March '09/
		2009	2008	2008	Dec '08	March '08
Cash and invested assets	: fair value basis	$9,052.4	$8,855.1	$8,895.1	2.2%	1.8%
	: original cost basis	$9,407.1	$9,210.0	$8,942.1	2.1%	5.2%

	Shareholders’ equity:
	Total	$3,643.2	$3,740.3	$4,376.7	-2.6%	-16.8%
	Per common share	$15.47	$15.91	$18.99	-2.8%	-18.5%

	Composition of shareholders’ equity per share:
	Equity before items below	$15.69	$16.10	$19.08	-2.5%	-17.8%
	Unrealized investment gains (losses) and other accumulated comprehensive income (loss)	(0.22)	(0.19)	(0.09)
	Total	$15.47	$15.91	$18.99	-2.8%	-18.5%

Consolidated cash flow from operating activities amounted to $263.3 for the first three months of 2009 versus $199.3 for the same period in 2008. Other than title insurance, each insurance segment remained cash flow-positive in this year’s first quarter, with General Insurance and Mortgage Guaranty contributing $39.4 and $233.5, respectively.

The investment portfolio reflects a current allocation of approximately 84% to fixed-maturity securities and 3% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on stability of capital accounts. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and changes in market valuations and impairments of invested assets during the periods shown below:

	Shareholders’ Equity
	Per Share
	Three Months Ended
	March 31,
	2009	2008
Beginning balance	$15.91	$19.71
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.23)	(0.08)
Net realized investment gains (losses)	-	-
Net unrealized investment gains (losses)	(0.04)	(0.48)
Total realized and unrealized investment gains (losses)	(0.04)	(0.48)
Cash dividends	(0.17)	(0.16)
Stock issuance, foreign exchange, and other transactions	-	-
Net change	(0.44)	(0.72)

Ending balance	$15.47	$18.99

Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group) account for a substantial portion of the realized and unrealized investment losses incurred in 2008, and reflected in the above and following tables. Unrealized losses, including losses on securities categorized as other-than-temporarily impaired (“OTTI”), represent the net difference between the most recently established cost and the fair values of the investments at a point in time. The aggregate costs, original and impaired, fair value, and latest reported underlying equity values of the aforementioned two mortgage guaranty investments are shown below.
		March 31,	December 31,
		2009	2008	2007
Total value of the two investments:	Original cost	$416.4	$416.4	$429.7
	Impaired cost	106.8	106.8	N/A
	Fair value	32.1	82.7	375.1
	Underlying equity(*)	$496.2	$515.9	$679.7

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

For external GAAP reporting purposes, however, Old Republic uses relatively short time frames in recognizing OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20% or greater decline for a six month period is considered OTTI. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by fair value gains on the previously impaired securities unless the gains are realized through actual sales. Such unrealized fair value gains can only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

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

Old Republic believes that its most critical accounting estimates relate to: a) the determination of other-than-temporary impairments in the value of fixed maturity and equity investments; b) the establishment of deferred acquisition costs which vary directly with the production of insurance premiums; c) the recoverability of reinsured paid and/or outstanding losses; and d) the establishment of reserves for losses and loss adjustment expenses. The major assumptions and methods used in setting these estimates are discussed in the Company’s 2008 Annual Report on Form 10K.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value. FAS 157 applies to existing accounting pronouncements that require or permit fair value measurements, and became effective for the Company in the first quarter of 2008. FAS 157 was amended by FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on at least an annual basis until fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 by the Company on January 1, 2009 did not have an impact on the consolidated financial statements. Additionally, in October 2008, the FASB issued Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Markets for That Asset is Not Active” (“FSP 157-3”). This Staff Position, which will be superseded upon the Company’s adoption of FSP 157-4 as discussed in Note 1 of the Notes to Consolidated Financial Statements, provides additional technical guidance regarding the application of FAS 157 in a market that is not active. The impact of the adoption of FAS 157 and FSP 157-3 is discussed in Note 3 of the Notes to Consolidated Financial Statements.

In April 2009, the FASB issued three related Staff Positions to provide additional technical guidance regarding the application of FAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These Staff Positions are effective for interim and annual periods ending after June 15, 2009 and are discussed further in Note 1 of the Notes to Consolidated Financial Statements.

The above accounting policy changes result primarily in additional financial statement disclosures and do not have any effect on management’s conduct of the business, its financial condition or reported results.

FINANCIAL POSITION

The Company’s financial position at March 31, 2009 reflected increases in assets and liabilities of .2% and 1.3%, respectively, and a decrease in common shareholders’ equity of 2.6% when compared to the immediately preceding year-end. Cash and invested assets represented 68.1% and 66.8% of consolidated assets as of March 31, 2009 and December 31, 2008, respectively. Consolidated operating cash flow was positive at $263.3 in the first quarter of 2009 compared to $199.3 in the same period of 2008. As of March 31, 2009, the invested asset base increased 2.3% to $8,885.2 principally as a result of positive operating cash flows.

Investments - During the first quarter of 2009 and 2008, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both March 31, 2009 and 2008, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous counter-party risk attributes. At March 31, 2009, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of March 31, 2009. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	March 31,	December 31,
	2009	2008
Aaa	13.6%	14.2%
Aa	27.9	28.7
A	33.6	33.4
Baa	23.0	22.1
Total investment grade	98.1	98.4
All other (b)	1.9	1.6
Total	100.0%	100.0%

(a)	Credit quality ratings used are those assigned primarily by Moody’s; other ratings are assigned by Standard & Poor’s and converted to equivalent Moody’s ratings classifications.
(b)	“All other” includes non-investment grade or non-rated small issues of tax-exempt bonds.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	March 31, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Industrial	$19.4		$4.7
Consumer Durables	33.3		4.3
Service	22.4		3.9
Retail	17.0		2.9
Other (includes 4 industry groups)	30.4		2.4
Total	$122.7	(c)	$18.4

(c)	Represents 1.7% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	March 31, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$261.2		$17.7
Finance	170.7		16.1
Basic Industry	112.2		13.7
REIT	78.9		12.9
Other (includes 14 industry groups)	1,286.6		65.6
Total	$1,909.8	(d)	$126.2

(d)	Represents 25.8% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	March 31, 2009
			Gross
	Adjusted		Unrealized
	Cost (g)		Losses
Equity Securities by Industry Concentration:
Insurance	$107.1		$74.8
Index Funds	217.6		68.3
Health Care	25.3		4.2
Utilities	13.9		1.5
Total	$364.0	(e)	$148.9	(f)

(e)	Represents 97.5% of the total equity securities portfolio.
(f)	Represents 39.9% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 12.7% of the portfolio.
(g)	Reported net of other-than-temporary impairment adjustments.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	March 31, 2009
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$281.7	$30.7	$4.3	$.3
Due after one year through five years	1,007.6	66.2	71.6	12.8
Due after five years through ten years	742.3	25.8	68.6	5.2
Due after ten years	.8	-	-	-
Total	$2,032.6	$122.7	$144.7	$18.4

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	March 31, 2009
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$18.9	$3.2	$3.3	$25.6
Seven to twelve months	44.3	12.8	3.1	60.3
More than twelve months	28.4	30.2	-	58.7
Total	$91.8	$46.3	$6.5	$144.7
Equity Securities:
One to six months	$9.4	$23.1	$74.7	$107.2
Seven to twelve months	-	41.4	-	41.4
More than twelve months	-	.1	-	.1
Total	$9.4	$64.7	$74.7	$148.9

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	116	4	1	121
Seven to twelve months	183	8	2	193
More than twelve months	93	19	-	112
Total	392	31	3	426	(h)
Equity Securities:
One to six months	4	2	2	8
Seven to twelve months	-	2	-	2
More than twelve months	-	1	-	1
Total	4	5	2	11	(h)

(h)	At March 31, 2009 the number of issues in an unrealized loss position represent 21.5% as to fixed maturities, and 68.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (March 31, 2009 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	March 31,	December 31,
	2009	2008
Maturity Ranges:
Due in one year or less	13.5%	14.0%
Due after one year through five years	52.3	51.0
Due after five years through ten years	33.8	34.7
Due after ten years through fifteen years	.4	.3
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration (i)	3.7	3.7

(i)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of March 31, 2009 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	March 31,	December 31,
	2009	2008
Fixed Maturity Securities:
Amortized cost	$7,391.3	$7,385.2
Estimated fair value	7,496.4	7,406.9
Gross unrealized gains	249.8	196.8
Gross unrealized losses	(144.7)	(175.0)
Net unrealized gains (losses)	$105.0	$21.7

Equity Securities:
Original cost	$729.2	$729.2
Impaired cost	373.3	373.3
Estimated fair value	271.9	350.3
Gross unrealized gains	47.4	49.6
Gross unrealized losses	(148.9)	(72.7)
Net unrealized gains (losses)	$(101.4)	$(23.0)

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $245.7 in dividends from its subsidiaries in 2009 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses at the holding company, and the near-term capital needs of its operating company subsidiaries. Old Republic can currently access the commercial paper market for up to $215.0, of which $190.0 was outstanding at March 31, 2009, to meet unanticipated liquidity needs.

Capitalization - Old Republic’s total capitalization of $3,864.4 at March 31, 2009 consisted of debt of $221.1 and common shareholders' equity of $3,643.2. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 27 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis throughout each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1. If a company’s risk to capital ratio exceeds the limit, it may be prohibited from writing new business until its risk to capital ratio falls below the limit. At March 31, 2009, the statutory risk to capital ratio was 18.6:1 on a combined basis. All of the segment’s mortgage guaranty insurance companies were within the 25:1 requirement. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio. Old Republic invested $150.0 of capital in its mortgage guaranty segment during the fourth quarter of 2008. The Company evaluates the trends in this ratio on a quarterly basis to determine the necessity of possible capital additions.

As of year-end 2008, additional capital funds of $35.0 were directed to the title insurance segment to support the expected growth of its business as part of the Old Republic’s capital management program.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At March 31, 2009, the Company’s consolidated debt to equity ratio was 6.1%. This relatively low level of financial leverage provides the Company with additional borrowing capacity to meet its capital commitments.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 43.5% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 56.5% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
Quarters Ended March 31:
2008	512.7	147.6	160.7	25.5	846.6	-2.7
2009	$457.3	$145.3	$154.3	$20.4	$777.4	-8.2%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2006	39.6%	21.7%	11.0%	10.7%	5.1%	11.9%
2007	35.0	23.5	13.8	9.3	7.8	10.6
2008	34.9	21.0	16.1	9.7	7.5	10.8
Quarters Ended March 31:
2008	34.0	22.1	16.9	9.5	7.8	9.7
2009	35.2%	22.5%	14.5%	9.7%	8.5%	9.6%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$17,187.0	$13,716.7	$583.7	$31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
Quarters Ended March 31:
2008	7,866.9	3.5	481.0	8,351.6
2009	$2,212.0	$-	$.5	$2,212.6

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$4,246.8	$1,146.6	$12.2	$5,405.7
2007	7,844.5	724.5	15.2	8,584.4
2008	4,815.0	.6	11.8	4,827.5
Quarters Ended March 31:
2008	1,837.9	.6	4.8	1,843.4
2009	$468.4	$-	$-	$468.4

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2006	$524.7	$444.3	73.1%	70.5%
2007	612.7	518.2	77.6	73.7
2008	698.4	592.5	83.9	88.4
Quarters Ended March 31:
2008	174.2	147.6	78.3	77.5
2009	$170.3	$145.3	83.3%	89.7%

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 9.0% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$14,582.1	$2,471.1	$578.9	$17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
Quarters Ended March 31:
2008	19,747.0	2,299.4	500.4	22,547.0
2009	$19,809.1	$2,006.8	$386.7	$22,202.7

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2006	8.5%	32.6%	54.6%	4.3%
2007	8.5	33.6	55.1	2.8
2008	7.0	30.5	60.5	2.0
As of March 31:
2008	8.0	32.9	56.5	2.6
2009	6.8%	30.2%	61.2%	1.8%

Bulk(a):
As of December 31:
2006	24.1%	35.7%	39.8%	.4%
2007	19.4	34.9	45.4	.3
2008	18.2	33.7	47.9	.2
As of March 31:
2008	19.5	34.1	46.2	.2
2009	18.0%	33.7%	48.1%	.2%

				LTV
	LTV less	LTV	LTV	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	than 85	85 to 90	90 to 95	than 95

Traditional Primary:
As of December 31:
2006	5.0%	37.4%	36.0%	21.6%
2007	4.7	34.4	32.0	28.9
2008	5.1	35.5	31.6	27.8
As of March 31:
2008	5.0	34.3	31.5	29.2
2009	5.2%	35.8%	31.4%	27.6%

Bulk(a):
As of December 31:
2006	63.4%	23.1%	9.0%	4.5%
2007	62.0	20.9	9.3	7.8
2008	63.5	20.1	8.6	7.8
As of March 31:
2008	62.2	20.9	9.0	7.9
2009	64.0%	19.8%	8.4%	7.8%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	9.0%	7.5%	5.8%	5.4%	3.7%	3.1%	3.1%	2.8%	4.8%	4.0%
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
As of March 31:
2008	8.8	7.8	5.2	5.1	3.3	5.1	3.1	2.9	4.4	3.7
2009	8.3%	8.1%	5.2%	5.1%	3.1%	5.7%	3.1%	2.9%	4.3%	3.9%

(a)	Bulk pool risk in-force, which represented 45.7% of total bulk risk in-force at March 31, 2009, has been allocated pro-rata based on insurance in-force.

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2006	9.4%	4.8%	3.6%	4.5%	3.4%	17.7%	3.2%	4.4%	2.8%	4.6%
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
As of March 31:
2008	9.5	4.6	4.1	4.0	3.1	18.0	3.4	4.3	3.0	5.3
2009	10.1%	4.6%	4.0%	3.9%	3.1%	18.2%	3.5%	4.3%	3.0%	5.4%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	mentation
Traditional Primary:
As of December 31:
2006	89.4%	10.6%
2007	88.0	12.0
2008	90.0	10.0
As of March 31:
2008	88.2	11.8
2009	90.1%	9.9%

Bulk (a):
As of December 31:
2006	51.9%	48.1%
2007	49.6	50.4
2008	49.1	50.9
As of March 31:
2008	49.9	50.1
2009	49.0%	51.0%

Risk in Force Distribution By Loan Type:	Fixed	Adjustable
	Rate	Rate
Traditional Primary:
As of December 31:
2006	92.3%	7.7%
2007	94.4	5.6
2008	95.8	4.2
As of March 31:
2008	94.9	5.1
2009	95.8%	4.2%

Bulk (a):
As of December 31:
2006	65.7%	34.3%
2007	70.9	29.1
2008	74.4	25.6
As of March 31:
2008	71.7	28.3
2009	74.8%	25.2%

(a)	Bulk pool risk in-force, which represented 45.7% of total bulk risk in-force at March 31, 2009, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2006	32.3%	67.7%
2007	32.1	67.9
2008	36.8	63.2
Quarters Ended March 31:
2008	34.2	65.8
2009	43.5%	56.5%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2007	$5,984.9	$1,795.8	$606.0	$252.9	$8,639.7	$121.4	$8,761.2
2008	5,618.7	2,099.7	545.8	417.5	8,681.8	1.0	8,682.9
As of March 31:
2008	6,018.1	1,885.5	599.4	256.3	8,759.5	(46.6)	8,712.8
2009	$5,625.9	$2,354.9	$564.0	$338.9	$8,883.9	$1.2	$8,885.2

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2006	$221.5	$74.3	$26.9	$18.7	$341.6	4.52%	4.47%
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
Quarters Ended
March 31:
2008	64.5	21.5	6.4	2.7	95.2	4.38	4.36
2009	$63.4	$22.4	$5.8	$1.6	$93.4	4.09%	4.25%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first quarters of 2009 and 2008, 96.8% and 92.1%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2006	$2.0	$16.9	$19.0	$-	$-	$-	$19.0
2007	2.2	68.1	70.3	-	-	-	70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
Quarters Ended
March 31:
2008	1.0	(.1)	.9	-	-	-	.9
2009	$-	$-	$-	$-	$-	$-	$-

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

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of March 31, 2009 and December 31, 2008:

	Claim and Loss Adjustment Expense Reserves
	March 31, 2009		December 31, 2008
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,036.1	$849.3	$1,035.7	$849.8
Workers’ compensation	2,234.3	1,274.0	2,241.6	1,271.8
General liability	1,240.6	624.8	1,209.2	612.3
Other coverages	679.0	460.0	709.7	487.9
Unallocated loss adjustment expense reserves	135.4	105.1	150.6	104.9
Total general insurance reserves	5,325.7	3,313.4	5,346.9	3,326.9

Mortgage guaranty	1,794.7	1,515.3	1,581.7	1,380.6
Title	255.3	255.3	261.2	261.2
Life and health	31.3	24.4	28.1	22.2
Unallocated loss adjustment expense reserves -
other coverages	23.4	23.4	23.2	23.2
Total claim and loss adjustment expense reserves	$7,430.6	$5,132.0	$7,241.3	$5,014.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$180.9	$142.6	$172.4	$145.0
% of total general insurance reserves	3.4%	4.3%	3.2%	4.4%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At March 31, 2009, such reserves accounted for 71.7% and 64.6% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2008 represented 73.8% and 66.3% of the respective consolidated amounts.

The Company’s reserve setting process reflects the nature of its insurance business and the decentralized basis upon which it is conducted. Old Republic’s general insurance operations encompass a large variety of lines or classes of commercial insurance; it has negligible exposure to personal lines such as homeowners or private passenger automobile insurance that exhibit wide diversification of risks, significant frequency of claim occurrences, and high degrees of statistical credibility. Additionally, the Company’s insurance subsidiaries do not provide significant amounts of insurance protection for premises; most of its property insurance exposures relate to cargo, incidental property, and insureds’ inland marine assets. Consequently, the wide variety of policies issued and commercial insurance customers served require that loss reserves be analyzed and established in the context of the unique or different attributes of each block or class of business produced by the Company. For example, accident liability claims emanating from insured trucking companies or from general aviation customers become known relatively quickly, whereas claims of a general liability nature arising from the building activities of a construction company may emerge over extended periods of time. Similarly, claims filed pursuant to errors and omissions or directors and officers’ (“E&O/D&O”) liability coverages are usually not prone to immediate evaluation or quantification inasmuch as many such claims may be litigated over several years and their ultimate costs may be affected by the vagaries of judged or jury verdicts. Approximately 84% of the general insurance group’s claim reserves stem from liability insurance coverages for commercial customers which typically require more extended periods of investigation and at times protracted litigation before they are finally settled. As a consequence of these and other factors, Old Republic does not utilize a single, overarching loss reserving approach.

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

Incurred Loss Experience

Management is of the opinion that the Company’s overall reserving practices have been consistently applied over many years. For at least the past ten years, previously established aggregate reserves have produced reasonable estimates of the cumulative ultimate net costs of claims incurred. However, there are no guarantees that such outcomes will continue, and accordingly, no representation is made that ultimate net claim and related costs will not develop in future years to be greater or lower than currently established reserve estimates. In management’s opinion, however, such potential development is not likely to have a material effect on the Company’s consolidated financial position, although it could affect materially its consolidated results of operations for any one annual or interim reporting period. See further discussion in the Company’s 2008 Annual Report on Form 10-K under Item 1A - Risk Factors.

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	65.9%	42.8%	5.9%	45.3%
2007	67.8	118.8	6.6	60.2
2008	73.0	199.3	7.0	81.8
Quarters Ended March 31:
2008	69.9	181.1	7.0	76.6
2009	74.8%	199.9%	6.6%	83.9%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2006	65.9%	75.4%	74.5%	40.6%	55.0%	57.5%	55.6%
2007	67.8	74.0	70.9	69.6	54.9	59.9	55.9
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
Quarters Ended
March 31:
2008	69.9	73.5	70.1	88.5	48.6	65.3	54.7
2009	74.8%	74.9%	69.6%	120.0%	57.8%	59.2%	58.2%

The overall general insurance claims ratio reflects reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2008, 2007, and in the first quarter 2009 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 8.7 years (gross) and 11.7 years (net of reinsurance) as of March 31, 2009 and 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.4% of general insurance group net incurred losses for the five years ended December 31, 2008.

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

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:
	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2006	$25,989	$21,846	4.41%	3.29%
2007	32,214	34,951	5.47	6.85
2008	43,532	56,481	10.34	17.17
Quarters Ended March 31:
2008	39,311	48,762	5.79	9.13
2009	$48,968	$61,806	11.47%	21.71%

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	2.7%	4.5%	6.1%	4.5%	7.8%	2.9%	4.1%	2.6%	4.6%	4.8%
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
As of March 31:
2008	10.0	4.3	7.2	5.9	7.8	8.8	5.9	4.3	4.3	5.2
2009	25.4%	6.9%	12.1%	12.2%	11.4%	23.7%	13.9%	9.3%	8.0%	8.2%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2006	1.6%	4.0%	4.4%	4.2%	9.3%	1.6%	3.5%	4.4%	3.3%	1.0%
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	6.6	5.8	5.1
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
As of March 31:
2008	12.0	6.1	9.6	10.8	12.5	10.3	8.9	8.0	6.8	7.4
2009	34.3%	12.2%	19.5%	22.8%	19.1%	30.0%	22.0%	18.0%	11.6%	25.1%

(b)	As determined by risk in force as of March 31, 2009, these 10 states represent approximately 49.8%, 60.1%, and 50.3%, of traditional primary, bulk, and total risk in force, respectively.

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2006	2.0%	4.1%	5.2%	3.1%	7.3%	1.4%	3.6%	4.0%	3.3%	4.3%
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	5.4	4.1	5.1
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
As of March 31:
2008	9.7	4.4	7.2	5.7	8.1	7.7	6.5	6.0	4.0	5.4
2009	25.9%	7.5%	12.5%	11.9%	12.3%	23.1%	15.5%	13.2%	7.4%	9.0%

(b)	As determined by risk in force as of March 31, 2009, these 10 states represent approximately 49.8%, 60.1%, and 50.3%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the mid single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim ratios in 2008 and 2007 are reflective of the continuing downturn in the housing and related mortgage lending industries.

Reinsurance Programs

To maintain premium production within its capacity and limit maximum losses and risks for which it might become liable under its policies, Old Republic may cede a portion or all of its premiums and liabilities on certain classes of insurance, individual policies, or blocks of business to other insurers and reinsurers. Further discussion of the Company’s reinsurance programs can be found in Part 1 of the Company’s 2008 Annual Report on Form 10-K.

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	24.4%	22.5%	93.6%	44.7%
2007	24.1	17.7	98.1	41.3
2008	24.2	15.7	103.6	39.1
Quarters Ended March 31:
2008	24.4	16.4	104.5	39.1
2009	25.6%	13.7%	102.9%	39.6%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	90.3%	65.3%	99.5%	90.0%
2007	91.9	136.5	104.7	101.5
2008	97.2	215.0	110.6	120.9
Quarters Ended March 31:
2008	94.3	197.5	111.5	115.7
2009	100.4%	213.6%	109.5%	123.5%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (41.9%) and (51.9%) in the first quarter of 2009 and 2008, respectively. The rates for each year reflect primarily the varying proportions of pretax operating income derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest) on the one hand, and the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, on the other hand. A valuation allowance of $64.0 was established against a deferred tax asset related to the Company’s losses on equity securities at March 31, 2009.

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

A more detailed listing and discussion of the risks and other factors which affect the Company’s risk-taking insurance business are included in Part I, Item 1A – Risk Factors, of the Company’s 2008 Annual Report to the Securities and Exchange Commission, which Item is specifically incorporated herein by reference.

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

Old Republic’s market risk exposures at March 31, 2009, have not materially changed from those identified in the Company’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended March 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

Old Republic International Corporation
(Registrant)
Date:	April 27, 2009

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