Form 10-Q
period 2009-06-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2009-07-31
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: June 30, 2009 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding June 30, 2009
Common Stock / $1 par value	240,585,644

There are 39 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / June 30, 2009

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 13

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	14 - 35

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	36

	CONTROLS AND PROCEDURES	36

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	37

	ITEM 1A – RISK FACTORS	37

	ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

	ITEM 6 – EXHIBITS	37

SIGNATURE		38

EXHIBIT INDEX		39

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		June 30,	December 31,
		2009	2008
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,599.1 and $7,385.2)	$7,834.5	$7,406.9
	Equity securities (at fair value) (adjusted cost: $373.3 and $373.3)	365.9	350.3
	Short-term investments (at fair value which approximates cost)	979.5	888.0
	Miscellaneous investments	23.7	29.7
	Total	9,203.8	8,675.0
	Other investments	7.8	7.8
	Total investments	9,211.7	8,682.9

	Other Assets:
	Cash	65.5	63.9
	Securities and indebtedness of related parties	18.3	17.4
	Accrued investment income	112.6	108.2
	Accounts and notes receivable	830.6	806.7
	Federal income tax recoverable: Current	16.8	41.0
	Prepaid federal income taxes	221.4	463.4
	Reinsurance balances and funds held	96.0	67.6
Reinsurance recoverable:	Paid losses	61.7	52.2
	Policy and claim reserves	2,516.6	2,395.7
	Deferred policy acquisition costs	216.0	222.8
	Sundry assets	350.9	343.8
		4,506.9	4,583.1
	Total Assets	$13,718.6	$13,266.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,577.5	$7,241.3
	Unearned premiums	1,110.9	1,112.3
	Other policyholders' benefits and funds	180.5	180.7
	Total policy liabilities and accruals	8,869.0	8,534.3
	Commissions, expenses, fees, and taxes	249.6	264.5
	Reinsurance balances and funds	302.9	264.8
	Federal income tax payable: Deferred	10.8	77.3
	Debt	372.2	233.0
	Sundry liabilities	160.7	151.5
	Commitments and contingent liabilities
	Total Liabilities	9,965.4	9,525.7

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.5	240.5
	Additional paid-in capital	408.8	405.0
	Retained earnings	3,036.8	3,186.5
	Accumulated other comprehensive income (loss)	112.0	(41.7)
	Unallocated ESSOP shares (at cost)	(45.0)	(50.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,753.1	3,740.3
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$13,718.6	$13,266.0

(1)
At June 30, 2009 and December 31, 2008, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 240,585,644 at June 30, 2009 and 240,520,251 at December 31, 2008 were issued. At June 30, 2009 and December 31, 2008, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of June 30, 2009 and December 31, 2008.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008
	Revenues:
	Net premiums earned	$737.7	$783.6	$1,459.5	$1,587.7
	Title, escrow, and other fees	74.0	51.9	129.7	94.4
	Total premiums and fees	811.8	835.5	1,589.3	1,682.2
	Net investment income	93.7	93.1	187.1	188.4
	Other income	6.6	8.6	14.2	17.4
	Total operating revenues	912.2	937.4	1,790.7	1,888.1
	Realized investment gains (losses):
	From sales	.3	6.8	.3	7.7
	From impairments	-	(437.3)	-	(437.3)
	Total realized investment gains (losses)	.3	(430.5)	.3	(429.6)
	Total revenues	912.6	506.9	1,791.1	1,458.5

	Benefits, Claims and Expenses:
	Benefits, claims, and settlement expenses	637.6	680.0	1,286.8	1,326.0
	Dividends to policyholders	1.9	5.4	4.8	7.8
	Underwriting, acquisition, and other expenses	353.3	338.6	671.9	680.9
	Interest and other charges	5.3	.7	5.9	1.4
	Total expenses	998.3	1,024.9	1,969.6	2,016.2
	Income (loss) before income taxes (credits)	(85.6)	(518.1)	(178.4)	(557.7)

	Income Taxes (Credits):
	Current	11.8	18.9	36.5	38.3
	Deferred	(81.6)	(172.1)	(145.2)	(212.2)
	Total	(69.8)	(153.3)	(108.6)	(173.9)

	Net Income (Loss)	$(15.8)	$(364.7)	$(69.8)	$(383.8)

	Net Income (Loss) Per Share:
	Basic:	$(.07)	$(1.58)	$(.30)	$(1.66)
	Diluted:	$(.07)	$(1.58)	$(.30)	$(1.66)

Average shares outstanding:	Basic	235,562,774	230,702,352	235,414,346	230,692,358
	Diluted	235,562,774	230,702,352	235,414,346	230,692,358
	Dividends Per Common Share:
	Cash	$.17	$.17	$.34	$.33

Consolidated Statements of Comprehensive Income (Unaudited)

	Net income (loss) as reported	$(15.8)	$(364.7)	$(69.8)	$(383.8)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	154.7	81.0	144.8	(28.3)
	Other adjustments	8.2	.7	8.8	(4.5)
	Net adjustments	163.0	81.8	153.7	(32.8)

	Comprehensive income (loss)	$147.1	$(282.9)	$83.9	$(416.6)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Six Months Ended
		June 30,
		2009	2008
	Cash flows from operating activities:
	Net income (loss)	$(69.8)	$(383.8)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	7.7	6.2
	Premiums and other receivables	(16.7)	23.2
	Unpaid claims and related items	240.9	405.9
	Other policyholders’ benefits and funds	(27.9)	(3.4)
	Income taxes	(121.1)	(213.7)
	Prepaid federal income taxes	241.9	35.2
	Reinsurance balances and funds	-	8.8
	Realized investment (gains) losses	(.3)	429.6
	Accounts payable, accrued expenses and other	25.9	20.7
	Total	280.4	328.8

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	488.9	477.8
	Sales	33.9	35.2
	Sales of:
	Equity securities	-	6.1
	Other – net	2.9	37.2
	Purchases of:
	Fixed maturity securities	(746.7)	(592.9)
	Equity securities	-	(93.8)
	Other – net	(9.6)	(21.3)
	Purchase of a business	-	(4.3)
	Net decrease (increase) in short-term investments	(90.6)	(93.5)
	Other-net	(7.0)	21.4
	Total	(328.2)	(227.9)

	Cash flows from financing activities:
	Issuance of debentures and notes	549.5	3.0
	Issuance of common shares	.6	2.6
	Redemption of debentures and notes	(411.1)	(1.0)
	Dividends on common shares	(79.9)	(76.0)
	Other-net	(9.6)	1.7
	Total	49.3	(69.6)

	Increase (decrease) in cash:	1.5	31.1
	Cash, beginning of period	63.9	54.0
	Cash, end of period	$65.5	$85.1

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$2.8	$1.2
	Income taxes	$12.4	$36.7

See accompanying Notes to Consolidated Financial Statements.

OLD REPUBLIC INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in Millions, Except Share Data)

1.	Accounting Policies and Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with the Accounting Standards Codification (“ASC”) promulgated by the Financial Accounting Standards Board (“FASB”) effective July 1, 2009. The ASC does not change accounting principles generally accepted in the United States of America (US GAAP), and basically reorganizes such principles into a compendium of rules grouped by topic.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. The accompanying financial statements incorporate new pronouncements which establish a framework for measuring the fair value of financial assets and provide guidance covering fair value measurements in the current economic environment, recognition of other-than-temporary impairments of debt securities, required disclosure of fair values of financial instruments in interim periods, and evaluation of subsequent events. The Company’s adoption of these pronouncements, which is reflected in the notes to financial statements, results primarily in additional disclosures and has no effect on the conduct of the business and its reported financial condition or net income (loss). The Company evaluated subsequent events through the date the accompanying financial statements were issued, July 31, 2009.

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the results have been recorded for the interim periods.  Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation.

2.	Common Share Data:

Earnings Per Share - Consolidated basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. The following table provides a reconciliation of the net income (loss) and number of shares used in basic and diluted earnings per share calculations.

		Quarters Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008
	Numerator:
	Net Income (loss)	$(15.8)	$(364.7)	$(69.8)	$(383.8)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(15.8)	(364.7)	(69.8)	(383.8)
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(15.8)	$(364.7)	$(69.8)	$(383.8)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	235,562,774	230,702,352	235,414,346	230,692,358
	Effect of dilutive securities – stock options	-	-	-	-
	Effect of dilutive securities – convertible senior notes	-	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	235,562,774	230,702,352	235,414,346	230,692,358
Earnings per share:	Basic	$(.07)	$(1.58)	$(.30)	$(1.66)
	Diluted	$(.07)	$(1.58)	$(.30)	$(1.66)

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock options	16,030,461	15,299,396	16,030,461	15,299,396
	Convertible senior notes	27,452,271	-	27,452,271	-
	Total	43,482,732	15,299,396	43,482,732	15,299,396

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through June 30, 2009.
(b)
In calculating earnings per share, pertinent accounting rules require that common shares owned by the Company’s Employee Savings and Stock Ownership Plan that are as yet unallocated to participants in the plan be excluded from the calculation. Such shares are issued and outstanding, have the same voting and other rights applicable to all other common shares, and may be sold at any time by the plan.

3.	Investments:

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of June 30, 2009 and December 31, 2008, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments (“OTTI”) in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for  OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The Company recognized no OTTI adjustments for the quarter and six months ended June 30, 2009 while recognizing $437.3 of such adjustments for the quarter and six months ended June 30, 2008.

During the second quarter of 2009, the Company has adopted new accounting pronouncements that provide additional technical guidance to the application of fair value measurements in the current economic environment, modifies the requirements for recognizing OTTI adjustments relating to debt securities, changes the existing impairment model for such securities, modifies the presentation of OTTI adjustments, increases the frequency of and expands already required disclosures relating to OTTI matters, and increases the frequency of fair value disclosures from annual to quarterly.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
June 30, 2009:
U.S. & Canadian Governments	$620.8	$41.9	$.1	$662.6
Tax-exempt	2,252.9	105.6	.6	2,357.8
Corporates	4,725.3	142.8	54.2	4,813.9
	$7,599.1	$290.4	$55.0	$7,834.5

December 31, 2008:
U.S. & Canadian Governments	$631.6	$62.8	$-	$694.4
Tax-exempt	2,290.0	77.2	1.5	2,365.7
Corporates	4,463.5	56.6	173.3	4,346.7
	$7,385.2	$196.8	$175.0	$7,406.9

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$862.6	$870.5
Due after one year through five years	4,048.9	4,175.2
Due after five years through ten years	2,660.5	2,761.0
Due after ten years	26.9	27.7
	$7,599.1	$7,834.5

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments of $355.8 at June 30, 2009 and December 31, 2008 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2009	$373.3	$49.5	$56.9	$365.9

December 31, 2008	$373.3	$49.6	$72.7	$350.3

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at June 30, 2009 and December 31, 2008:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$6.4	$-	$-	$-	$6.4	$-
Tax-exempt	36.9	.5	6.2	.1	43.2	.6
Corporates	681.8	25.6	470.4	28.6	1,152.2	54.2
Subtotal	725.2	26.2	476.6	28.8	1,201.9	55.0
Equity Securities	289.0	56.8	.1	.1	289.2	56.9
Total	$1,014.3	$83.0	$476.8	$28.9	$1,491.1	$112.0

December 31, 2008:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1.0	$-	$-	$-	$1.0	$-
Tax-exempt	60.8	1.4	7.7	-	68.5	1.5
Corporates	1,981.4	112.4	504.3	61.0	2,485.8	173.4
Subtotal	2,043.2	113.9	512.1	61.1	2,555.4	175.0
Equity Securities	247.8	72.7	-	-	247.9	72.7
Total	$2,291.1	$186.5	$512.1	$61.2	$2,803.3	$247.7

At June 30, 2009, the Company held 264 fixed maturity and 10 equity securities in an unrealized loss position, representing 13.1% as to fixed maturities and 62.5% as to equity securities of the total number of such issues held by the Company. Of the 264 fixed maturity securities, 102 had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairment, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

Effective January 1, 2008, the Company adopted an accounting pronouncement which establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). In 2009, the Company also adopted a related accounting pronouncement which provides guidance on fair value measurements in the current economic environment and results in more detailed disclosures relative to the Company’s fair value measurements. Following is a description of the valuation methodologies and general classification used for securities measured at fair value.

The Company uses quoted values and other data provided by a nationally recognized independent pricing source as inputs into its quarterly process for determining fair values of its fixed maturity and equity securities. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to: (i) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (ii) comparing the fair value estimates to its knowledge of the current market and to independent fair value estimates provided by the investment custodian. The independent pricing source obtains market quotations and actual transaction prices for securities that have quoted prices in active markets using its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, net asset value (“NAV”) quoted mutual funds and a substantial portion of short-term investments in highly liquid money market instruments and U.S. and Canadian Treasury bills. Level 2 securities generally include corporate bonds, municipal bonds and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the quarter ended June 30, 2009.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of June 30, 2009:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$281.0	$381.6	$-	$662.6
Tax-exempt	-	2,357.8	-	2,357.8
Corporates	-	4,793.4	20.5	4,813.9
Equity securities	320.9	-	44.9	365.9
Short-term investments	973.2	-	6.3	979.5

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At June 30, 2009, the Company and its subsidiaries had no non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Investment income from:
Fixed maturity securities	$90.4	$85.4	$179.1	$171.0
Equity securities	1.1	3.5	2.7	7.2
Short-term investments	1.5	3.9	4.1	9.0
Other sources	1.2	1.0	2.6	2.8
Gross investment income	94.5	94.0	188.6	190.2
Investment expenses (a)	.7	.8	1.4	1.7
Net investment income	$93.7	$93.1	$187.1	$188.4

Realized gains (losses) on:
Fixed maturity securities:
Gains	$1.0	$1.6	$1.0	$2.7
Losses	-	-	-	-
Net	.9	1.5	.9	2.6

Equity securities & other long-term investments	(.6)	(432.1)	(.6)	(432.2)
Total	.3	(430.5)	.3	(429.6)
Income taxes (credits)(b)	(33.3)	(115.7)	(33.3)	(115.4)
Net realized gains (losses)	$33.7	$(314.7)	$33.7	$(314.1)
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$130.0	$(152.2)	$213.3	$(64.9)
Less: Deferred income taxes (credits)	45.5	(53.3)	74.6	(22.7)
Net change	$84.5	$(98.9)	$138.6	$(42.1)

Equity securities & other long-term investments	$92.6	$277.0	$9.5	$21.1
Less: Deferred income taxes (credits)	22.4	97.0	3.3	7.4
Net change	$70.2	$179.9	$6.2	$13.7

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $ - and $ - compared to $.1 and $.3 for the quarter and six months ended June 30, 2009 and 2008, respectively.

(b)
Reflects primarily the varying proportions of pretax income derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made cash contributions of approximately $1.4 to their pension plans in the second quarter of 2009, and expect to make cash contributions of approximately $1.5 to their pension plans in the remaining portion of calendar year 2009.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
General Insurance Group:
Net premiums earned	$440.7	$494.2	$898.1	$1,007.0
Net investment income and other income	66.3	67.0	132.6	135.9
Total revenues before realized gains or losses	$507.0	$561.3	$1,030.8	$1,142.9
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$46.4	$56.3	$104.6	$146.1
Income tax expense (credits) on above	$11.7	$14.7	$27.3	$41.3

Mortgage Guaranty Group:
Net premiums earned	$141.5	$149.1	$286.8	$296.7
Net investment income and other income	24.9	24.5	50.9	49.3
Total revenues before realized gains or losses	$166.5	$173.6	$337.8	$346.1
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(137.9)	$(140.7)	$(282.5)	$(263.1)
Income tax expense (credits) on above	$(49.6)	$(50.6)	$(101.6)	$(94.8)

Title Insurance Group:
Net premiums earned	$138.9	$121.0	$237.5	$239.2
Title, escrow and other fees	74.0	51.9	129.7	94.4
Sub-total	213.0	172.9	367.3	333.7
Net investment income and other income	6.0	6.4	12.0	12.7
Total revenues before realized gains or losses	$219.0	$179.3	$379.3	$346.4
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$5.6	$(4.5)	$(3.4)	$(17.2)
Income tax expense (credits) on above	$1.5	$(1.8)	$(2.0)	$(6.8)

Consolidated Revenues:
Total revenues of above Company segments	$892.7	$914.4	$1,748.0	$1,835.5
Other sources (b)	32.9	30.6	68.1	69.1
Consolidated net realized investment gains (losses)	.3	(430.5)	.3	(429.6)
Consolidation elimination adjustments	(13.4)	(7.7)	(25.3)	(16.5)
Consolidated revenues	$912.6	$506.9	$1,791.1	$1,458.5

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(85.8)	$(88.9)	$(181.3)	$(134.2)
Other sources – net (b)	(.1)	1.4	2.4	6.0
Consolidated net realized investment gains (losses)	.3	(430.5)	.3	(429.6)
Consolidated income (loss)
before income taxes (credits)	$(85.6)	$(518.1)	$(178.4)	$(557.7)

Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(36.4)	$(37.7)	$(76.2)	$(60.3)
Other sources – net (b)	-	.1	.9	1.8
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(33.3)	(115.7)	(33.3)	(115.4)
Consolidated income tax expense (credits)	$(69.8)	$(153.3)	$(108.6)	$(173.9)

	June 30,	December 31,
	2009	2008
Consolidated Assets:
General	$9,760.6	$9,482.9
Mortgage	3,103.8	2,973.1
Title	812.7	762.4
Other assets (b)	494.7	509.5
Consolidation elimination adjustments	(453.2)	(462.0)
Consolidated	$13,718.6	$13,266.0

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $4.4 and $7.0 compared to $3.2 and $6.8 for the quarter and six months ended June 30, 2009 and 2008, respectively; Mortgage - $1.8 and $3.7 for the quarter and six months ended June 30, 2009, respectively; and Title - $1.3 and $2.3 compared to $.5 and $1.2 for the quarter and six months ended June 30, 2009 and 2008, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

6.	Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suit in Texas also alleges violation of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the New Jersey and Pennsylvania actions, and a settlement agreement, which is not expected to cost ORNTIC more than $2.2, has been approved in the New Jersey action.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 67 remain. The Company and ORNTIC are currently among the named defendants in 35 of these actions in 5 states. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

Also pending certification as a class action is a suit against ORNTIC and Old Republic Title, Ltd. in the U.S. District Court for the Western District of Washington. Filed in May, 2008, the suit alleges that ORNTIC and its affiliate deceptively charged fees for reconveyancing services they did not perform and split the fees with settlement service providers in violation of RESPA. The action seeks unspecified damages, declaratory and injunctive relief. No class has yet been certified in the action.

Putative national class action suits have been filed against the Company’s subsidiary, Old Republic Home Protection Company (“ORHP”) in the California Superior Court, San Diego, and the U.S. District Court in Birmingham, Alabama. The California suit has been filed on behalf of all persons who made a claim under an ORHP home warranty contract from March 6, 2003 to the present. The suit alleges breach of contract, breach of the implicit covenant of good faith and fair dealing, violations of certain California consumer protection laws and misrepresentation arising out of ORHP’s alleged failure to adopt and implement reasonable standards for the prompt investigation and processing of claims under its home warranty contracts. The suit seeks unspecified damages consisting of the rescission of the class members’ contracts, restitution of all sums paid by the class members, punitive damages, declaratory and injunctive relief. No class has been certified in either action. ORHP has removed the action to the U.S. District Court for the Southern District of California. The Alabama suit alleges that ORHP pays fees to the real estate brokers who market its home warranty contracts and that the payment of such fees is in violation of Section 8(a) of RESPA. The suit seeks unspecified damages, including treble damages under RESPA.

Except in New Jersey where a settlement agreement has been approved, the ultimate impact of these lawsuits, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

7.	Debt:

On April 29, 2009, the Company completed a public offering of $316.2 million aggregate principal amount of convertible senior notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible senior notes due 2012	$316.2	$332.0	$-	$-
Commercial paper due within 180 days with an
average yield of 2.21% and 2.65%, respectively	24.7	24.7	199.5	199.5
ESSOP debt with an average yield of 3.94%	27.9	27.9	29.5	29.5
Other miscellaneous debt	3.1	3.1	3.8	3.8
Total debt	$372.2	$388.0	$233.0	$233.0

The Company currently has access to the commercial paper market for up to $150.0 of which $24.8 was outstanding as of June 30, 2009.

8.	Income Taxes:

Significant uncertainty in a tax position taken or expected to be taken in a tax return by the Company is recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not affect the annual effective tax rate. The Company’s consolidated Federal income tax returns through year-end 2004 are closed and no significant adjustments have resulted; the IRS commenced its examination of the 2006 consolidated income tax return in October 2008.

A valuation allowance of $20.5 has been established against a deferred tax asset related to the Company’s losses on equity securities at June 30, 2009. In valuing the deferred tax asset, the Company considered certain factors including primarily the scheduled reversals of certain deferred tax liabilities and the impact of available carryback and carryforward periods. Based on these considerations, the Company believes that it is more likely than not that it will realize the benefits of the deferred tax assets related to equity investment losses, net of the existing valuation allowance at June 30, 2009.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2009 and 2008
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.3% of consolidated operating revenues for the six months ended June 30, 2009 and 1.8% of consolidated assets as of June 30, 2009, is included within the corporate and other caption of this report. The consolidated accounts are presented in conformity with the Accounting Standards Codification (“ASC”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

The Company’s second quarter operating results, which exclude net realized investment gains or losses, were basically flat year-over-year, while first half 2009 performance reflected a greater operating loss when compared to the same period one year ago. Second quarter operating results were enhanced mostly by lower production and operating expenses in Old Republic’s mortgage guaranty line and much stronger revenue growth in its title insurance segment. General insurance pretax earnings for both the quarter and year-to-date periods were dampened by the combination of lower earned premiums and moderately higher loss costs for certain coverages.

The net loss for the latest quarter and first half was reduced by deferred income tax credits that could not be recognized previously due to the requirements of accounting rules. The tax credits apply to losses from other-than-temporary investment impairments originally recorded in the second quarter of 2008.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Operating revenues:
General insurance	$507.0	$561.3	-9.7%	$1,030.8	$1,142.9	-9.8%
Mortgage guaranty	166.5	173.6	-4.1	337.8	346.1	-2.4
Title insurance	219.0	179.3	22.1	379.3	346.4	9.5
Corporate and other	19.5	22.9		42.7	52.5
Total	$912.2	$937.4	-2.7%	$1,790.7	$1,888.1	-5.2%
Pretax operating income (loss):
General insurance	$46.4	$56.3	-17.5%	$104.6	$146.1	-28.4%
Mortgage guaranty	(137.9)	(140.7)	2.0	(282.5)	(263.1)	-7.4
Title insurance	5.6	(4.5)	222.7	(3.4)	(17.2)	80.0
Corporate and other	(0.1)	1.4		2.4	6.0
Sub-total	(86.0)	(87.5)	1.7	(178.8)	(128.1)	-39.6
Realized investment gains (losses):
From sales	0.3	6.8		0.3	7.7
From impairments	-	(437.3)		-	(437.3)
Net realized investment
gains (losses)	0.3	(430.5)		0.3	(429.6)
Consolidated pretax income (loss)	(85.6)	(518.1)	83.5	(178.4)	(557.7)	68.0
Income taxes (credits)	(69.8)	(153.3)	54.5	(108.6)	(173.9)	37.5
Net income (loss)	$(15.8)	$(364.7)	95.6%	$(69.8)	$(383.8)	81.8%

Consolidated underwriting ratio:
Benefits and claims ratio	78.8%	82.0%	81.3%	79.3%
Expense ratio	42.3	39.1	41.0	39.1
Composite ratio	121.1%	121.1%	122.3%	118.4%

Components of diluted
earnings per share:
Net operating income (loss)	$(0.21)	$(0.22)	4.5%	$(0.44)	$(0.30)	-46.7%
Net realized investment
gains (losses)	0.14	(1.36)		0.14	(1.36)
Net income (loss)	$(0.07)	$(1.58)	95.6%	$(0.30)	$(1.66)	81.9%

Cash dividends paid per share	$0.17	$0.17	-%	$0.34	$0.33	3.0%

The above table shows both operating and net income (loss) to highlight the effects of realized investment gain or loss recognition and any non-recurring items on period-to-period comparisons. Operating income (loss), however, does not replace net income (loss) computed in accordance with the ASC as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time, can distort the comparability of the Company’s results from period to period. Accordingly, management uses net operating income (loss), a non-ASC financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results.

General Insurance Results – First half 2009 general insurance pretax operating earnings were largely affected by an approximate 11% reduction in premium volume and slightly higher claims and expense ratios. The following table shows these effects.

	General Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net premiums earned	$440.7	$494.2	-10.8%	$898.1	$1,007.0	-10.8%
Net investment income	63.5	62.6	1.4	127.0	127.1	-0.1
Pretax operating income (loss)	$46.4	$56.3	-17.5%	$104.6	$146.1	-28.4%

Claims ratio	75.9%	76.0%	75.3%	72.9%
Expense ratio	26.8	24.5	26.2	24.5
Composite ratio	102.7%	100.5%	101.5%	97.4%

Earned premiums for a large majority of insurance coverages continued to trend lower in this year’s first half. As in the recent past, premium growth has been constrained by the combination of a moderately declining rate environment during the last three years or so and by recessionary economic conditions. These conditions affect such factors as sales and employment levels, both of which are important bases upon which premium rates are applied.

Overall claim ratios did not change measurably quarter-over-quarter, but registered a 3.3% rise in the claim ratio to 75.3% in this year’s first half. Except for the consumer credit indemnity (“CCI”) coverage which continued to reflect increases in both loss frequencies and severity due to the downturn in the housing and financial services fields, aggregate claims experience for other coverages did not exhibit significantly adverse trends. Production and general operating expenses edged down in this year’s first half but nonetheless resulted in a moderately higher ratio as the expense reduction lagged the larger drop in earned premiums.

Mortgage Guaranty Results – Mortgage guaranty operating results benefited from lower production and operating expenses, but were affected adversely by slightly higher claim ratios. Key indicators of the Mortgage Guaranty Group’s evolving performance are shown in the following table.

	Mortgage Guaranty Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net premiums earned	$141.5	$149.1	-5.1%	$286.8	$296.7	-3.3%
Net investment income	22.2	21.4	3.5	44.6	42.9	3.8
Pretax operating income (loss)	$(137.9)	$(140.7)	2.0%	$(282.5)	$(263.1)	-7.4%

Claims ratio	197.7%	192.5%	198.8%	186.9%
Expense ratio	14.2	16.2	14.0	16.3
Composite ratio	211.9%	208.7%	212.8%	203.2%

The decline in earned premium in this year’s first half resulted mostly from the more selective underwriting criteria applied since late 2007, an overall decline in the industry’s business penetration, and from higher premium refunds related to claim rescissions. These factors were attenuated somewhat by rising persistency of business produced in prior years and a decline in reinsurance ceded premiums.

Claim ratios were up slightly year-over-year in both the second quarter and first half of 2009. Greater claim rescissions and a moderate decline in claim severity offset to some extent the impact on claim reserve provisions from a continuing uptrend in outstanding delinquent cases. The effect of periodic paid losses and reserve provisions on reported mortgage guaranty incurred loss ratios is shown in the following table:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Incurred loss ratio from:
Paid losses	111.6%	60.0%	109.3%	57.5%
Reserve provisions	86.1	132.5	89.5	129.4
Total	197.7%	192.5%	198.8%	186.9%

Mortgage guaranty production and operating expenses declined as a percentage of net premiums earned mostly due to lower personnel and certain other costs. Investment income trends benefited from a greater invested asset base.

Title Insurance Results – Old Republic’s title insurance business registered a quarterly operating gain for the first time since the second quarter of 2007. Key operating performance indicators are shown in the following table:

	Title Insurance Group
	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Net premiums and fees earned	$213.0	$172.9	23.1%	$367.3	$333.7	10.1%
Net investment income	6.0	6.3	-5.2	11.9	12.8	-7.1
Pretax operating income (loss)	$5.6	$(4.5)	222.7%	$(3.4)	$(17.2)	80.0%

Claims ratio	7.6%	6.8%	7.2%	6.9%
Expense ratio	92.2	99.4	96.7	101.9
Composite ratio	99.8%	106.2%	103.9%	108.8%

Growth in net premiums and fees resulted from a surge in refinance activity and the benefit of market share gains stemming from title industry dislocations and consolidations. Claims costs rose at a quicker pace however, as the Company added moderately to reserve provisions to address recent loss emergence trends. Production and general operating expenses, while relatively lower as a percentage of premium and fees revenues, rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a much lower gain in this year’s first half. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements. Substantially all of the year-over-year decline in earnings was due to foreign exchange adjustments for U.S. dollar conversions from the currency of Old Republic’s Canadian life and health insurance subsidiary.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:

				% Change
	June	December	June	June '09/	June '09/
	2009	2008	2008	Dec '08	June '08
Cash and invested assets: fair value basis	$9,389.9	$8,855.1	$8,691.0	6.0%	8.0%
: original cost basis	$9,521.9	$9,210.0	$9,050.6	3.4%	5.2%

Shareholders’ equity:
Total	$3,753.1	$3,740.3	$4,058.9	0.3%	-7.5%
Per common share	$15.93	$15.91	$17.59	0.1%	-9.4%

Composition of shareholders’ equity per share:
Equity before items below	$15.46	$16.10	$17.33	-4.0%	-10.8%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)	0.47	(0.19)	0.26
Total	$15.93	$15.91	$17.59	0.1%	-9.4%

Consolidated cash flow from operating activities amounted to $280.4 for the first half of 2009 versus $328.8 for the same period in 2008.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 4% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, as well as evaluations of their long-term effect on the stability of capital accounts. The portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and changes in market valuations and impairments of invested assets during the periods shown below:

	Shareholders’ Equity Per Share
	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009	2008
Beginning balance	$15.47	$15.91	$19.71
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.21)	(0.44)	(0.30)
Net realized investment gains (losses):
From sales	-	-	0.02
From impairments	0.14	0.14	(1.38)
Subtotal	0.14	0.14	(1.36)
Net unrealized investment gains (losses)	0.65	0.61	(0.13)
Total realized and unrealized investment gains (losses)	0.79	0.75	(1.49)
Cash dividends	(0.17)	(0.34)	(0.33)
Stock issuance, foreign exchange, and other transactions	0.05	0.05	-
Net change	0.46	0.02	(2.12)
Ending balance	$15.93	$15.93	$17.59

Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group) account for a substantial portion of the realized and unrealized investment losses incurred in 2008, as reflected in the above and following tables. Unrealized losses, including losses on securities categorized as other-than-temporarily impaired (“OTTI”), represent the net difference between the most recently established cost and the fair values of the investments at a point in time. The aggregate original cost, adjusted cost (net of OTTI adjustments), fair value, and latest reported underlying equity values of the aforementioned two mortgage guaranty investments are shown below.

		June 30,	December 31,
		2009	2008	2007
Total value of the two investments:	Original cost	$416.4	$416.4	$429.7
	Adjusted cost	106.8	106.8	N/A
	Fair value	100.1	82.7	375.1
	Underlying equity(*)	$430.2	$515.9	$679.7

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

When making investment decisions, management considers the Company’s ability to retain its holdings for a period sufficient to recover their cost and to obtain a competitive long-term total return. It also considers such factors as balance sheet effects of potential changes in market valuations, asset-liability matching objectives, long term ability to hold securities, tax planning considerations, and the investees’ reported book values and ability to continue as going concerns. The above-noted mortgage guaranty holdings were acquired as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a turn-around for the MI industry in 2010. In management’s judgment, the currently depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the recent dysfunctionality of the banking and mortgage lending industries.

For external financial reporting purposes, however, Old Republic uses relatively short time frames in recognizing OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20% or greater decline for a six month period is considered OTTI. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by fair value gains on the previously impaired securities unless the gains are realized through actual sales. Such unrealized fair value gains can only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

DETAILED MANAGEMENT ANALYSIS

FINANCIAL ACCOUNTING AND REPORTING POLICIES

The Company’s annual and interim financial statements incorporate a large number and types of estimates relative to matters which are highly uncertain at the time the estimates are made. The estimation process required of an insurance enterprise is by its very nature highly dynamic inasmuch as it necessitates a continuous evaluation, analysis, and quantification of factual data as it becomes known to the Company. As a result, actual experienced outcomes can differ from the estimates made at any point in time, and thus affect future periods’ reported revenues, expenses, net income (loss), and financial condition.

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

In recent years, the Financial Accounting Standards Board (“FASB”) has issued various releases requiring additional financial statement disclosures, and to provide guidance relative to the application of such releases. Of particular pertinence to the Company’s financial statements are certain disclosures relating to uncertainties affecting income tax provisions, and methodologies for establishing the fair value and recording of other-than-temporary impairments of securities. The requisite disclosures and explanations of those matters have been included in the footnotes to the Company’s financial statements.

FINANCIAL POSITION

The Company’s financial position at June 30, 2009 reflected increases in assets, liabilities, and common shareholders’ equity of 3.4%, 4.6% and .3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.4% and 66.8% of consolidated assets as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, cash and invested assets increased 6.0% to $9,389.9 as a result of positive operating cash flows, new funds from an April 2009 securities offering, and an increase in the fair value of fixed maturity investments.

Investments - During the first six months of 2009 and 2008, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both June 30, 2009 and 2008, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At June 30, 2009, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of June 30, 2009. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The fair value of the Company’s long-term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rate movements on the long-term fixed maturity investment portfolio generally affects net unrealized gains or losses. As a general rule, rising interest rates enhance currently available yields but typically lead to a reduction in the fair value of existing fixed maturity investments. By contrast, a decline in such rates reduces currently available yields but usually serves to increase the fair value of the existing fixed maturity investment portfolio. All such changes in fair value are reflected, net of deferred income taxes, directly in the shareholders’ equity account, and as a separate component of the statement of comprehensive income. Given the Company’s inability to forecast or control the movement of interest rates, Old Republic sets the maturity spectrum of its fixed maturity securities portfolio within parameters of estimated liability payouts, and focuses the overall portfolio on high quality investments. By so doing, Old Republic believes it is reasonably assured of its ability to hold securities to maturity as it may deem necessary in changing environments, and of ultimately recovering their aggregate cost.

Possible future declines in fair values for Old Republic’s bond and stock portfolios would negatively affect the common shareholders’ equity account at any point in time, but would not necessarily result in the recognition of realized investment losses. The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other-than-temporary impairment, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered other-than-temporarily-impaired. In the event the Company’s estimate of other-than-temporary impairments is insufficient at any point in time, future periods’ net income (loss) would be affected adversely by the recognition of additional realized or impairment losses, but its financial condition would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses.

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	June 30,	December 31,
	2009	2008
Aaa	18.9%	20.4%
Aa	21.3	24.5
A	32.2	31.4
Baa	25.1	22.0
Total investment grade	97.5	98.3
All other (b)	2.5	1.7
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s (“S&P”) for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications. In the second quarter of 2009, the Company changed its source of credit quality ratings from Moody’s to S&P for U.S. Municipal issuers due to their wider credit coverage. The December 31, 2008 disclosures have been restated to be comparable to the June 30 classifications. The effect of such change moderately improved the previously reported credit quality ratings.

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	June 30, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$23.0		$4.2
Industrial	25.9		2.3
Retail	24.6		2.1
Service	10.0		2.0
Other (includes 6 industry groups)	84.6		4.7
Total	$168.2	(c)	$15.5

(c)	Represents 2.2% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	June 30, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$156.0		$6.7
Basic Industry	108.8		5.9
REIT	60.3		4.6
Utilities	150.6		4.1
Other (includes 16 industry groups)	612.9		18.0
Total	$1,088.7	(d)	$39.4

(d)	Represents 14.3% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	June 30, 2009
			Gross
	Adjusted		Unrealized
	Cost (g)		Losses
Equity Securities by Industry Concentration:
Index Funds	$217.6		$45.9
Insurance	89.1		7.1
Health Care	25.3		2.2
Utilities	13.9		1.6
Total	$346.1	(e)	$56.9	(f)

(e)	Represents 92.7% of the total equity securities portfolio.
(f)	Represents 15.3% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 13.3% of the portfolio.
(g)	Reported net of other-than-temporary impairment adjustments.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	June 30, 2009
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$81.0	$29.0	$1.0	$1.3
Due after one year through five years	657.8	102.7	25.5	8.9
Due after five years through ten years	517.2	36.4	28.4	5.3
Due after ten years	.8	-	-	-
Total	$1,256.9	$168.2	$55.0	$15.5

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	June 30, 2009
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$5.0	$-	$-	$5.0
Seven to twelve months	18.2	2.9	-	21.1
More than twelve months	26.2	2.5	-	28.8
Total	$49.5	$5.5	$-	$55.0
Equity Securities:
One to six months	$9.2	$-	$-	$9.2
Seven to twelve months	6.4	41.1	-	47.5
More than twelve months	-	.1	-	.1
Total	$15.7	$41.2	$-	$56.9

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	62	-	-	62
Seven to twelve months	98	2	-	100
More than twelve months	101	1	-	102
Total	261	3	-	264	(h)
Equity Securities:
One to six months	3	-	-	3
Seven to twelve months	4	2	-	6
More than twelve months	-	1	-	1
Total	7	3	-	10	(h)

(h)	At June 30, 2009 the number of issues in an unrealized loss position represent 13.1% as to fixed maturities, and 62.5% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (June 30, 2009 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	June 30,	December 31,
	2009	2008
Maturity Ranges:
Due in one year or less	11.4%	14.0%
Due after one year through five years	53.3	51.0
Due after five years through ten years	35.0	34.7
Due after ten years through fifteen years	.3	.3
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.6	4.4
Duration (i)	3.8	3.7

(i)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.8 as of June 30, 2009 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.8%.

Composition of Unrealized Gains (Losses)

	June 30,	December 31,
	2009	2008
Fixed Maturity Securities:
Amortized cost	$7,599.1	$7,385.2
Estimated fair value	7,834.5	7,406.9
Gross unrealized gains	290.4	196.8
Gross unrealized losses	(55.0)	(175.0)
Net unrealized gains (losses)	$235.4	$21.7

Equity Securities:
Original cost	$729.2	$729.2
Adjusted cost	373.3	373.3
Estimated fair value	365.9	350.3
Gross unrealized gains	49.5	49.6
Gross unrealized losses	(56.9)	(72.7)
Net unrealized gains (losses)	$(7.4)	$(23.0)

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $245.7 in dividends from its subsidiaries in 2009 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses at the holding company, and the near-term capital needs of its operating company subsidiaries. Old Republic can currently access the commercial paper market for up to $150.0, of which $24.8 was outstanding at June 30, 2009, to meet unanticipated liquidity needs.

Capitalization - Old Republic’s total capitalization of $4,125.4 at June 30, 2009 consisted of debt of $372.2 and common shareholders' equity of $3,753.1. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 27 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis throughout each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and ASC earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under state insurance regulations, the Company’s mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1. If a company’s risk to capital ratio exceeds the limit, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit. At June 30, 2009, the statutory risk to capital ratio was 20.1:1 on a combined basis. All of the segment’s mortgage guaranty insurance companies were within the 25:1 requirement. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio. Old Republic invested $150.0 of capital in its mortgage guaranty segment during the fourth quarter of 2008. The Company evaluates the trends in this ratio on a quarterly basis to determine the necessity of possible capital additions.

During the second quarter of 2009, additional capital funds of $30.0 and $132.0 were directed to the title and general insurance segments, respectively, to support the expected growth of the business.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At June 30, 2009, the Company’s consolidated debt to equity ratio was 9.9%. This relatively low level of financial leverage provides the Company with additional borrowing capacity to meet its capital commitments.

RESULTS OF OPERATIONS

Revenues: Premiums & Fees

Pursuant to ASC applicable to the insurance industry, revenues are associated with the related benefits, claims, and expenses.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 43.0% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 57.0% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
Six Months Ended June 30:
2008	1,007.0	296.7	333.7	44.7	1,682.2	-5.7
2009	898.1	286.8	367.3	36.9	1,589.3	-5.5
Quarters Ended June 30:
2008	494.2	149.1	172.9	19.1	835.5	-8.5
2009	$440.7	$141.5	$213.0	$16.5	$811.8	-2.8%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2006	39.6%	21.7%	11.0%	10.7%	5.1%	11.9%
2007	35.0	23.5	13.8	9.3	7.8	10.6
2008	34.9	21.0	16.1	9.7	7.5	10.8
Six Months Ended June 30:
2008	34.4	21.3	16.1	9.7	7.8	10.7
2009	35.7	22.0	13.8	9.6	8.3	10.6
Quarters Ended June 30:
2008	34.9	20.5	15.3	9.8	7.7	11.8
2009	36.2%	21.5%	13.0%	9.5%	8.1%	11.7%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$17,187.0	$13,716.7	$583.7	$31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
Six Months Ended June 30:
2008	13,852.9	3.5	712.6	14,569.1
2009	4,785.2	-	.5	4,785.8
Quarters Ended June 30:
2008	5,986.0	-	231.5	6,217.5
2009	$2,573.2	$-	$-	$2,573.2

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$4,246.8	$1,146.6	$12.2	$5,405.7
2007	7,844.5	724.5	15.2	8,584.4
2008	4,815.0	.6	11.8	4,827.5
Six Months Ended June 30:
2008	3,213.5	.6	7.2	3,221.4
2009	1,011.2	-	-	1,011.2
Quarters Ended June 30:
2008	1,375.5	-	2.3	1,377.9
2009	$542.8	$-	$-	$542.8

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2006	$524.7	$444.3	73.1%	70.5%
2007	612.7	518.2	77.6	73.7
2008	698.4	592.5	83.9	88.4
Six Months Ended June 30:
2008	350.7	296.7	79.9	81.4
2009	335.8	286.8	83.3%	90.8%
Quarters Ended June 30:
2008	176.4	149.1
2009	$165.5	$141.5

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

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$14,582.1	$2,471.1	$578.9	$17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
Quarters Ended June 30:
2008	20,254.2	2,204.1	478.1	22,936.6
2009	$19,202.8	$1,941.5	$330.3	$21,474.6

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2006	8.5%	32.6%	54.6%	4.3%
2007	8.5	33.6	55.1	2.8
2008	7.0	30.5	60.5	2.0
As of June 30:
2008	7.5	32.1	58.0	2.4
2009	6.7%	29.7%	61.9%	1.7%

Bulk(a):
As of December 31:
2006	24.1%	35.7%	39.8%	.4%
2007	19.4	34.9	45.4	.3
2008	18.2	33.7	47.9	.2
As of June 30:
2008	18.9	34.1	46.8	.2
2009	17.8%	33.3%	48.7%	.2%

				LTV
	LTV less	LTV	LTV	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	than 85	85 to 90	90 to 95	than 95

Traditional Primary:
As of December 31:
2006	5.0%	37.4%	36.0%	21.6%
2007	4.7	34.4	32.0	28.9
2008	5.1	35.5	31.6	27.8
As of June 30:
2008	5.2	34.5	31.4	28.9
2009	5.3%	36.1%	31.4%	27.2%

Bulk(a):
As of December 31:
2006	63.4%	23.1%	9.0%	4.5%
2007	62.0	20.9	9.3	7.8
2008	63.5	20.1	8.6	7.8
As of June 30:
2008	62.7	20.5	9.0	7.8
2009	65.6%	18.6%	7.8%	8.0%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	9.0%	7.5%	5.8%	5.4%	3.7%	3.1%	3.1%	2.8%	4.8%	4.0%
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
As of June 30:
2008	8.6	7.9	5.2	5.2	3.3	5.3	3.1	2.9	4.4	3.7
2009	8.2%	8.3%	5.2%	5.1%	3.1%	5.7%	3.1%	2.9%	4.4%	3.9%

(a)	Bulk pool risk in-force, which represented 46.5% of total bulk risk in-force at June 30, 2009, has been allocated pro-rata based on insurance in-force.

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2006	9.4%	4.8%	3.6%	4.5%	3.4%	17.7%	3.2%	4.4%	2.8%	4.6%
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
As of June 30:
2008	9.7	4.6	4.0	4.0	3.1	18.1	3.4	4.3	3.0	5.4
2009	10.1%	4.7%	4.0%	3.9%	3.2%	17.8%	3.4%	4.2%	3.0%	5.5%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	Mentation
Traditional Primary:
As of December 31:
2006	89.4%	10.6%
2007	88.0	12.0
2008	90.0	10.0
As of June 30:
2008	89.0	11.0
2009	90.4%	9.6%

Bulk (a):
As of December 31:
2006	51.9%	48.1%
2007	49.6	50.4
2008	49.1	50.9
As of June 30:
2008	49.4	50.6
2009	49.2%	50.8%

Risk in Force Distribution By Loan Type:	Fixed	Adjustable
	Rate	Rate
Traditional Primary:
As of December 31:
2006	92.3%	7.7%
2007	94.4	5.6
2008	95.8	4.2
As of June 30:
2008	95.2	4.8
2009	95.9%	4.1%

Bulk (a):
As of December 31:
2006	65.7%	34.3%
2007	70.9	29.1
2008	74.4	25.6
As of June 30:
2008	73.0	27.0
2009	75.3%	24.7%

(a)	Bulk pool risk in-force, which represented 46.5% of total bulk risk in-force at June 30, 2009, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2006	32.3%	67.7%
2007	32.1	67.9
2008	36.8	63.2
Six Months Ended June 30:
2008	36.1	63.9
2009	43.0	57.0
Quarters Ended June 30:
2008	37.9	62.1
2009	42.6%	57.4%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2007	$5,984.9	$1,795.8	$606.0	$252.9	$8,639.7	$121.4	$8,761.2
2008	5,618.7	2,099.7	545.8	417.5	8,681.8	1.0	8,682.9
As of June 30:
2008	5,612.2	1,954.2	581.5	272.4	8,420.5	77.7	8,498.1
2009	$5,668.8	$2,342.4	$597.4	$378.6	$8,987.4	$224.3	$9,211.7

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2006	$221.5	$74.3	$26.9	$18.7	$341.6	4.52%	4.47%
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
Six Months Ended
June 30:
2008	127.1	42.9	12.8	5.4	188.4	4.31	4.37
2009	127.0	44.6	11.9	3.5	187.1	4.07	4.18
Quarters Ended
June 30:
2008	62.6	21.4	6.3	2.6	93.1	4.23	4.33
2009	$63.5	$22.2	$6.0	$1.9	$93.7	4.03%	4.14%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first six months of 2009 and 2008, 93.5% and 93.1%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2006	$2.0	$16.9	$19.0	$-	$-	$-	$19.0
2007	2.2	68.1	70.3	-	-	-	70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
Six Months Ended
June 30:
2008	2.6	5.0	7.7	-	(437.3)	(437.3)	(429.6)
2009	.9	(.6)	.3	-	-	-	.3
Quarters Ended
June 30:
2008	1.5	5.2	6.8	-	(437.3)	(437.3)	(430.5)
2009	$.9	$(.6)	$.3	$-	$-	$-	$.3

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

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of June 30, 2009 and December 31, 2008:

	Claim and Loss Adjustment Expense Reserves
	June 30, 2009		December 31, 2008
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,039.3	$848.7	$1,035.7	$849.8
Workers’ compensation	2,231.4	1,276.6	2,241.6	1,271.8
General liability	1,264.9	635.6	1,209.2	612.3
Other coverages	663.1	454.1	709.7	487.9
Unallocated loss adjustment expense reserves	137.0	104.3	150.6	104.9
Total general insurance reserves	5,335.9	3,319.5	5,346.9	3,326.9

Mortgage guaranty	1,936.0	1,637.1	1,581.7	1,380.6
Title	253.1	253.1	261.2	261.2
Life and health	28.8	22.1	28.1	22.2
Unallocated loss adjustment expense reserves -
other coverages	23.6	23.6	23.2	23.2
Total claim and loss adjustment expense reserves	$7,577.5	$5,255.6	$7,241.3	$5,014.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$180.4	$142.5	$172.4	$145.0
% of total general insurance reserves	3.4%	4.3%	3.2%	4.4%

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

Overview of Loss Reserving Process

Most of Old Republic’s consolidated claim and related expense reserves stem from its general insurance business. At June 30, 2009, such reserves accounted for 70.4% and 63.2% of consolidated gross and net of reinsurance reserves, respectively, while similar reserves at December 31, 2008 represented 73.8% and 66.3% of the respective consolidated amounts.

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are established only upon an instance of default, defined as an insured mortgage loan that has missed 2 or more consecutive monthly payments. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported (“IBNR”). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of policy rescissions for non-compliance with terms of the master policy, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Mortgage guaranty net claim and loss adjustment expense reserves reported as of June 30, 2009 and December 31, 2008 included $96.6 and $67.3 attributable to net IBNR claim estimates at each corresponding balance sheet date.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	65.9%	42.8%	5.9%	45.3%
2007	67.8	118.8	6.6	60.2
2008	73.0	199.3	7.0	81.8
Six Months Ended June 30:
2008	72.9	186.9	6.9	79.3
2009	75.3	198.8	7.2	81.3
Quarters Ended June 30:
2008	76.0	192.5	6.8	82.0
2009	75.9%	197.7%	7.6%	78.8%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2006	65.9%	75.4%	74.5%	40.6%	55.0%	57.5%	55.6%
2007	67.8	74.0	70.9	69.6	54.9	59.9	55.9
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
Six Months Ended
June 30:
2008	72.9	73.5	69.2	102.1	57.1	64.8	54.3
2009	75.3	72.0	72.9	120.1	61.1	60.4	58.1
Quarters Ended
June 30:
2008	76.0	73.3	68.2	117.3	65.5	64.2	53.9
2009	75.9%	69.2%	76.5%	120.3%	64.3%	61.7%	58.0%

The overall general insurance claims ratio reflects reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2008, 2007, and in the first six months 2009 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 9.0 years (gross) and 11.9 years (net of reinsurance) as of June 30, 2009 and 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.4% of general insurance group net incurred losses for the five years ended December 31, 2008.

The mortgage guaranty claims ratios have continued to rise in recent periods, principally as a result of higher reserve provisions and paid losses. Reserve additions have been increasing as a result of higher levels of reported delinquencies as well as increased expectations as to claim frequencies and severities. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk becoming delinquent along with a lower level of mitigation potential due to housing depreciation trends. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the level of rescission activity, the outlook for the housing market, tightening lending standards which affect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the overall declining state of the economy.

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2006	$25,989	$21,846	4.41%	3.29%
2007	32,214	34,951	5.47	6.85
2008	43,532	56,481	10.34	17.17
Six Months Ended June 30:
2008	39,358	52,458	6.92	11.29
2009	49,596	61,510	12.91%	24.57%
Quarters Ended June 30:
2008	39,403	55,550
2009	$50,212	$61,270

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	2.7%	4.5%	6.1%	4.5%	7.8%	2.9%	4.1%	2.6%	4.6%	4.8%
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
As of June 30:
2008	13.3	4.8	7.9	7.0	8.4	12.5	7.4	5.3	4.9	6.0
2009	27.9%	7.7%	13.7%	14.2%	12.5%	25.3%	15.8%	10.7%	9.0%	9.1%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2006	1.6%	4.0%	4.4%	4.2%	9.3%	1.6%	3.5%	4.4%	3.3%	1.0%
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	6.6	5.8	5.1
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
As of June 30:
2008	16.5	7.0	11.4	12.8	13.6	13.8	10.7	9.4	7.3	10.4
2009	38.5%	13.0%	20.8%	27.0%	19.9%	34.2%	25.8%	20.6%	13.1%	29.8%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2006	2.0%	4.1%	5.2%	3.1%	7.3%	1.4%	3.6%	4.0%	3.3%	4.3%
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	5.4	4.1	5.1
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
As of June 30:
2008	13.0	4.9	7.9	6.7	8.7	10.7	8.0	7.0	4.5	6.1
2009	29.7%	8.2%	14.2%	14.2%	13.4%	26.6%	18.0%	15.2%	8.4%	10.1%

(b)	As determined by risk in force as of June 30, 2009, these 10 states represent approximately 50.0%, 60.0%, and 50.4%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim ratios for the first six months of 2009 and the years 2008 and 2007 are reflective of the continuing downturn in the housing and related mortgage lending industries.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	24.4%	22.5%	93.6%	44.7%
2007	24.1	17.7	98.1	41.3
2008	24.2	15.7	103.6	39.1
Six Months Ended June 30:
2008	24.5	16.3	101.9	39.1
2009	26.2	14.0	96.7	41.0
Quarters Ended June 30:
2008	24.5	16.2	99.4	39.1
2009	26.8%	14.2%	92.2%	42.3%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	90.3%	65.3%	99.5%	90.0%
2007	91.9	136.5	104.7	101.5
2008	97.2	215.0	110.6	120.9
Six Months Ended June 30:
2008	97.4	203.2	108.8	118.4
2009	101.5	212.8	103.9	122.3
Quarters Ended June 30:
2008	100.5	208.7	106.2	121.1
2009	102.7%	211.9%	99.8%	121.1%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (81.5%) and (60.9%) in the second quarter and first six months of 2009, compared to (29.6%) and (31.2%) in the second quarter and first six months of 2008. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income,  and judgments about the recoverability of deferred tax assets.

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

Old Republic’s market risk exposures at June 30, 2009, have not materially changed from those identified in the Company’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended June 30, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of registrant’s shareholders was held on May 22, 2009.

(b)
Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Security Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and all such nominees were elected.

(c)	At the Annual Meeting of Shareholders (the Annual Meeting) held on May 22, 2009, shareholders voted on the following matters:

1.	The re-election of four Class 1 members of the Board of Directors for terms expiring in 2012 as follows:

	For	Withheld
Harrington Bischof	221,609,546	1,728,605
Leo E. Knight	221,830,084	1,508,067
Charles F. Titterton	205,643,806	17,694,345
Steven R. Walker	222,023,882	1,314,269

Other directors whose terms of office continued after the meeting were:

Class 2 Directors	Class 3 Directors
(Term expires 2010)	(Term expires 2011)
Jimmy A. Dew	William A. Simpson
John M. Dixon	Arnold L. Steiner
John W. Popp	Fredricka Taubitz
Dennis P. Van Mieghem	Aldo C. Zucaro

2.
The approval of the selection of PricewaterhouseCoopers, LLP as the Company’s auditors for 2009. There were 222,340,008 shares voted for, 816,161 shares voted against, and 181,988 shares that abstained. There were no Broker non-votes.

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

Old Republic International Corporation
(Registrant)
Date:	July 31, 2009

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