Form 10-Q
period 2009-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2009-11-06
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	Quarterly report pursuant to section 13 or 15(d) of the Security Exchange Act of 1934 for the quarterly period ended: September 30, 2009 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:☐ No:☒

Class	Shares Outstanding September 30, 2009
Common Stock / $1 par value	240,654,615

There are 39 pages in this report

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2009

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF INCOME	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 – 13

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	14 – 35

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	36

	CONTROLS AND PROCEDURES	36

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	37

	ITEM 1A – RISK FACTORS	37

	ITEM 6 – EXHIBITS	37

SIGNATURE		38

EXHIBIT INDEX		39

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		September 30,	December 31,
		2009	2008
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,706.2 and $7,385.2)	$8,177.5	$7,406.9
	Equity securities (at fair value) (adjusted cost: $373.3 and $373.3)	473.5	350.3
	Short-term investments (at fair value which approximates cost)	994.1	888.0
	Miscellaneous investments	23.8	29.7
	Total	9,669.0	8,675.0
	Other investments	7.5	7.8
	Total investments	9,676.5	8,682.9

	Other Assets:
	Cash	54.5	63.9
	Securities and indebtedness of related parties	23.8	17.4
	Accrued investment income	113.2	108.2
	Accounts and notes receivable	962.9	806.7
	Federal income tax recoverable: Current	9.7	41.0
	Prepaid federal income taxes	221.4	463.4
	Reinsurance balances and funds held	99.5	67.6
Reinsurance recoverable:	Paid losses	62.1	52.2
	Policy and claim reserves	2,518.9	2,395.7
	Deferred policy acquisition costs	214.0	222.8
	Sundry assets	351.9	343.8
		4,632.5	4,583.1
	Total Assets	$14,309.1	$13,266.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,806.5	$7,241.3
	Unearned premiums	1,191.3	1,112.3
	Other policyholders' benefits and funds	180.3	180.7
	Total policy liabilities and accruals	9,178.2	8,534.3
	Commissions, expenses, fees, and taxes	261.2	264.5
	Reinsurance balances and funds	363.7	264.8
	Federal income tax payable: Deferred	54.9	77.3
	Debt	372.2	233.0
	Sundry liabilities	177.3	151.5
	Commitments and contingent liabilities
	Total Liabilities	10,407.7	9,525.7

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.6	240.5
	Additional paid-in capital	410.7	405.0
	Retained earnings	2,950.5	3,186.5
	Accumulated other comprehensive income (loss)	343.3	(41.7)
	Unallocated ESSOP shares (at cost)	(43.8)	(50.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,901.3	3,740.3
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$14,309.1	$13,266.0

(1)
At September 30, 2009 and December 31, 2008, there were 75,000,000 shares of $0.01 par value preferred stock authorized, of which no shares were outstanding. As of the same dates, there were 500,000,000 shares of common stock, $1.00 par value, authorized, of which 240,654,615 at September 30, 2009 and 240,520,251 at December 31, 2008 were issued. At September 30, 2009 and December 31, 2008, there were 100,000,000 shares of Class B Common Stock, $1.00 par value, authorized, of which no shares were issued. There were no common shares classified as treasury stock as of September 30, 2009 and December 31, 2008.

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
	Revenues:
	Net premiums earned	$784.2	$784.7	$2,243.7	$2,372.5
	Title, escrow, and other fees	71.8	50.4	201.6	144.9
	Total premiums and fees	856.1	835.2	2,445.4	2,517.5
	Net investment income	96.7	93.8	283.9	282.3
	Other income	5.7	7.2	20.0	24.6
	Total operating revenues	958.6	936.3	2,749.4	2,824.5
	Realized investment gains (losses):
	From sales	.6	18.3	1.0	26.0
	From impairments	(1.5)	(11.5)	(1.5)	(448.9)
	Total realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
	Total revenues	957.6	943.1	2,748.8	2,401.6

	Benefits, Claims and Expenses:
	Benefits, claims, and settlement expenses	669.9	679.1	1,956.7	2,005.2
	Dividends to policyholders	1.2	4.0	6.0	11.9
	Underwriting, acquisition, and other expenses	388.3	333.2	1,060.3	1,014.1
	Interest and other charges	9.8	-	15.8	1.4
	Total expenses	1,069.4	1,016.5	3,039.0	3,032.8
	Income (loss) before income taxes (credits)	(111.7)	(73.4)	(290.2)	(631.1)

	Income Taxes (Credits):
	Current	10.9	13.5	47.5	51.8
	Deferred	(76.4)	(38.9)	(221.6)	(251.2)
	Total	(65.4)	(25.3)	(174.1)	(199.3)

	Net Income (Loss)	$(46.2)	$(48.0)	$(116.0)	$(431.8)

	Net Income (Loss) Per Share:
	Basic:	$(.20)	$(.21)	$(.49)	$(1.87)
	Diluted:	$(.20)	$(.21)	$(.49)	$(1.87)

Average shares outstanding:	Basic	235,761,056	230,735,600	235,563,448	230,716,219
	Diluted	235,761,056	230,735,600	235,563,448	230,716,219
	Dividends Per Common Share:
	Cash	$.17	$.17	$.51	$.50

Consolidated Statements of Comprehensive Income (Unaudited)

	Net income (loss) as reported	$(46.2)	$(48.0)	$(116.0)	$(431.8)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	222.9	(56.8)	367.8	(85.2)
	Other adjustments	8.3	(2.7)	17.2	(7.2)
	Net adjustments	231.3	(59.6)	385.1	(92.5)

	Comprehensive income (loss)	$185.0	$(107.6)	$269.0	$(524.3)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Nine Months Ended
		September 30,
		2009	2008
	Cash flows from operating activities:
	Net income (loss)	$(116.0)	$(431.8)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	10.5	11.3
	Premiums and other receivables	(155.0)	41.5
	Unpaid claims and related items	478.7	612.1
	Other policyholders’ benefits and funds	39.7	(8.3)
	Income taxes	(190.2)	(254.6)
	Prepaid federal income taxes	241.9	35.2
	Reinsurance balances and funds	56.7	7.9
	Realized investment (gains) losses	.5	422.8
	Accounts payable, accrued expenses and other	71.1	31.3
	Total	438.0	467.6

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	825.1	631.0
	Sales	81.5	72.4
	Sales of:
	Equity securities	-	79.2
	Other – net	3.5	42.7
	Purchases of:
	Fixed maturity securities	(1,239.2)	(814.7)
	Equity securities	-	(96.9)
	Other – net	(12.9)	(26.4)
	Purchase of a business	(5.0)	(4.3)
	Net decrease (increase) in short-term investments	(105.1)	(267.0)
	Other-net	(5.4)	(.4)
	Total	(457.5)	(384.5)

	Cash flows from financing activities:
	Issuance of debentures and notes	576.2	93.0
	Issuance of common shares	1.1	3.0
	Redemption of debentures and notes	(447.2)	(33.1)
	Dividends on common shares	(119.9)	(115.2)
	Other-net	-	1.9
	Total	10.0	(50.5)

	Increase (decrease) in cash:	(9.4)	32.5
	Cash, beginning of period	63.9	54.0
	Cash, end of period	$54.5	$86.5

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$4.0	$2.0
	Income taxes	$16.0	$54.9

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

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by the Public Company Accounting Oversight Board (United States), as may be modified or supplemented by the SEC. As previously announced by the Company, its registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) was unable to complete its review of the Company’s interim consolidated financial statements for the three and nine month periods ended September 30, 2009, in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X, due to the status of a disagreement with the Company’s accounting treatment of certain third quarter 2009 reinsurance transactions consummated by the Company’s Mortgage Guaranty Group. The nature of the disagreement and the potential impact to the Company’s consolidated financial statements is disclosed in its Form 8-K filing of November 5, 2009. The Company intends to petition the SEC for a resolution of the accounting matter. There is a risk that the Company may not prevail in its position. If unsuccessful in this regard, the Company will be required to restate its interim consolidated financial statements for the periods ended September 30, 2009 once the matter is resolved, the Company will file an amended Form 10-Q.

Because the required review has not been completed, the Company’s Form 10-Q for the quarterly periods ended September 30, 2009 is considered deficient. As a result, the Company is considered not to be timely or current in its filings under the Securities Exchange Act of 1934. Filing an amendment to the Company’s Form 10-Q for the periods ended September 30, 2009 when PwC’s review has been completed will eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Form S-3 to register securities unless the SEC waives the noncompliance issue or until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statements for those securities. The Company believes that the delay in obtaining a completed SAS 100 review of its financial statements and the fact that this Form 10-Q is considered deficient and untimely is not likely to have a material adverse effect on its bank credit agreements or the indentures governing its debt obligations.

Additionally, Section 906 of the Sarbanes-Oxley Act of 2002 requires the Company’s chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations. Before the Company’s officers can make such certifications, PwC is required to complete its review of the Company’s consolidated financial statements under SAS 100. Once the accounting issue has been resolved and PwC has completed its review under SAS 100, the Company expects to file an amendment to this Report pursuant to which the Company’s chief executive officer and chief financial officer will make the certifications required under Section 906 of the Sarbanes-Oxley Act.

Pertinent accounting and disclosure pronouncements issued from time to time by the FASB are adopted by the Company as they become effective. The accompanying financial statements incorporate new pronouncements which establish a framework for measuring the fair value of financial assets and provide guidance covering fair value measurements in the current economic environment, recognition of other-than-temporary impairments of debt securities, required disclosure of fair values of financial instruments in interim periods, and evaluation of subsequent events. The Company’s adoption of these pronouncements, which is reflected in the notes to financial statements, results primarily in additional disclosures and has no effect on the conduct of the business and its reported financial condition or net income (loss). As of the date of this report, the Company is not aware of any new accounting or disclosure requirements that would have a material effect on its consolidated financial statements or the conduct of its business.

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the results have been recorded for the interim periods.  Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation. Subsequent events have been evaluated through the issuance date (November 6, 2009) of the accompanying financial statements.

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

		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
	Numerator:
	Net Income (loss)	$(46.2)	$(48.0)	$(116.0)	$(431.8)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	(46.2)	(48.0)	(116.0)	(431.8)
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$(46.2)	$(48.0)	$(116.0)	$(431.8)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	235,761,056	230,735,600	235,563,448	230,716,219
	Effect of dilutive securities - stock options	-	-	-	-
	Effect of dilutive securities - convertible senior notes	-	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	235,761,056	230,735,600	235,563,448	230,716,219
Earnings per share:	Basic	$(.20)	$(.21)	$(.49)	$(1.87)
	Diluted	$(.20)	$(.21)	$(.49)	$(1.87)

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock options	15,843,895	15,284,846	15,843,895	15,284,846
	Convertible senior notes	27,452,271	-	27,452,271	-
	Total	43,296,166	15,284,846	43,296,166	15,284,846

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through September 30, 2009.
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

The Company may classify its invested assets in terms of those assets relative to which it either (1) has the positive intent and ability to hold until maturity, (2) has available for sale or (3) has the intention of trading. As of September 30, 2009 and December 31, 2008, substantially all the Company's invested assets were classified as “available for sale.”

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

The Company reviews the status and fair value changes of each of its investments on at least a quarterly basis during the year, and estimates of other-than-temporary impairments (“OTTI”) in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for  OTTI, the Company, in addition to a security’s market price history, considers the totality of such factors as the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations to reach its conclusions. Sudden fair value declines caused by such adverse developments as newly emerged or imminent bankruptcy filings, issuer default on significant obligations, or reports of financial accounting developments that bring into question the validity of previously reported earnings or financial condition, are recognized as realized losses as soon as credible publicly available information emerges to confirm such developments. Absent issuer-specific circumstances that would result in a contrary conclusion, any equity security with an unrealized investment loss amounting to a 20% or greater decline for a six month period is considered OTTI. In the event the Company’s estimate of OTTI is insufficient at any point in time, future periods’ net income (loss) would be adversely affected by the recognition of additional realized or impairment losses, but its financial position would not necessarily be affected adversely inasmuch as such losses, or a portion of them, could have been recognized previously as unrealized losses in shareholders’ equity. The

Company recognized OTTI adjustments of $1.5 for the quarter and nine months ended September 30, 2009 while recognizing $11.5 and $448.9 of such adjustments for the quarter and nine months ended September 30, 2008.

During the second quarter of 2009, the Company adopted new accounting pronouncements that provide additional technical guidance to the application of fair value measurements in the current economic environment, modifies the requirements for recognizing OTTI adjustments relating to debt securities, changes the existing impairment model for such securities, modifies the presentation of OTTI adjustments, increases the frequency of and expands already required disclosures relating to OTTI matters, and increases the frequency of fair value disclosures from annual to quarterly reports.

The amortized cost and estimated fair values of fixed maturity securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturity Securities:
September 30, 2009:
U.S. & Canadian Governments	$691.5	$48.3	$-	$739.8
Tax-exempt	2,225.8	150.6	-	2,376.4
Corporates	4,788.8	284.8	12.4	5,061.2
	$7,706.2	$483.8	$12.5	$8,177.5

December 31, 2008:
U.S. & Canadian Governments	$631.6	$62.8	$-	$694.4
Tax-exempt	2,290.0	77.2	1.5	2,365.7
Corporates	4,463.5	56.6	173.3	4,346.7
	$7,385.2	$196.8	$175.0	$7,406.9

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Fixed Maturity Securities:
Due in one year or less	$737.3	$747.8
Due after one year through five years	4,194.7	4,419.8
Due after five years through ten years	2,741.4	2,975.9
Due after ten years	32.7	33.8
	$7,706.2	$8,177.5

A summary of the Company's equity securities reflecting reported adjusted cost, net of OTTI adjustments totaling $355.8 at September 30, 2009 and December 31, 2008 follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009	$373.3	$120.3	$20.2	$473.5

December 31, 2008	$373.3	$49.6	$72.7	$350.3

The following table reflects the Company’s gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in an unrealized loss position employing closing market price comparisons with an issuer’s adjusted cost at September 30, 2009 and December 31, 2008:

	12 Months or Less		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
Fixed Maturity Securities:
U.S. & Canadian Governments	$26.3	$-	$-	$-	$26.3	$-
Tax-exempt	6.8	-	-	-	6.8	-
Corporates	102.7	.8	230.4	11.6	333.1	12.4
Subtotal	135.8	.8	230.4	11.6	366.3	12.5
Equity Securities	87.0	3.1	96.0	17.0	183.0	20.2
Total	$222.9	$4.0	$326.5	$28.6	$549.4	$32.7

December 31, 2008:
Fixed Maturity Securities:
U.S. & Canadian Governments	$1.0	$-	$-	$-	$1.0	$-
Tax-exempt	60.8	1.4	7.7	-	68.5	1.5
Corporates	1,981.4	112.4	504.3	61.0	2,485.8	173.4
Subtotal	2,043.2	113.9	512.1	61.1	2,555.4	175.0
Equity Securities	247.8	72.7	-	-	247.9	72.7
Total	$2,291.1	$186.5	$512.1	$61.2	$2,803.3	$247.7

At September 30, 2009, the Company held 81 fixed maturity and 7 equity securities in an unrealized loss position, representing 4.0% as to fixed maturities and 43.8% as to equity securities of the total number of such issues held by the Company. Of the 81 fixed maturity securities, 52 had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on these securities are primarily attributable to a post-purchase rising interest rate environment and a decline in the credit quality of some issuers. As part of its assessment of other-than-temporary impairment, the Company considers its intent to continue to hold and the likelihood that it will not be required to sell investment securities in an unrealized loss position until cost recovery, principally on the basis of its asset and liability maturity matching procedures. The Company has not sold nor does it expect to sell investments for purposes of generating cash to pay claim or expense obligations.

Beginning in 2008, the Company adopted an accounting pronouncement which establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. A fair value hierarchy is established that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1); observable inputs based on corroboration with available market data (Level 2); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3). In 2009, the Company also adopted a related accounting pronouncement which provides guidance on fair value measurements in the current economic environment and results in more detailed disclosures relative to the Company’s fair value measurements. Following is a description of the valuation methodologies and general classification used for securities measured at fair value.

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

Level 1 securities include U.S. and Canadian Treasury notes, publicly traded common stocks, the quoted net asset value (“NAV”) mutual funds, and most short-term investments in highly liquid money market instruments. Level 2 securities generally include corporate bonds, municipal bonds and certain U.S. and Canadian government agency securities. Securities classified within Level 3 include non-publicly traded bonds, short-term investments and common stocks. There were no significant changes in the fair value of assets measured with the use of significant unobservable inputs during the quarter ended September 30, 2009.

The following table shows a summary of assets measured at fair value segregated among the various input levels described above:

	Fair value measurements as of September 30, 2009:
	Level 1	Level 2	Level 3	Total
Available for sale:
Fixed maturity securities:
U.S. & Canadian Governments	$294.9	$444.8	$-	$739.8
Tax-exempt	-	2,376.4	-	2,376.4
Corporates	-	5,040.7	20.5	5,061.2
Equity securities	430.4	-	43.0	473.5
Short-term investments	987.7	-	6.3	994.1

Investment income is reported net of allocated expenses and includes appropriate adjustments for amortization of premium and accretion of discount on fixed maturity securities acquired at other than par value. Dividends on equity securities are credited to income on the ex-dividend date. Realized investment gains and losses, which result from sales or write-downs of securities, are reflected as revenues in the income statement and are determined on the basis of amortized value at date of sale for fixed maturity securities, and cost in regard to equity securities; such bases apply to the specific securities sold. Unrealized investment gains and losses, net of any deferred income taxes, are recorded directly as a component of accumulated other comprehensive income in shareholders’ equity. At September 30, 2009, the Company and its subsidiaries had no significant amount of non-income producing fixed maturity securities.

The following table reflects the composition of net investment income, net realized gains or losses, and the net change in unrealized investment gains or losses for each of the years shown.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Investment income from:
Fixed maturity securities	$94.8	$86.6	$273.9	$257.7
Equity securities	1.2	2.9	4.0	10.1
Short-term investments	.8	4.0	4.9	13.1
Other sources	.6	1.1	3.2	3.9
Gross investment income	97.5	94.7	286.2	284.9
Investment expenses (a)	.7	.8	2.2	2.6
Net investment income	$96.7	$93.8	$283.9	$282.3

Realized gains (losses) on:
Fixed maturity securities:
Gains	$.7	$1.3	$1.7	$4.0
Losses	(1.7)	-	(1.7)	-
Net	(1.0)	1.3	-	4.0

Equity securities & other long-term investments	-	5.4	(.5)	(426.8)
Total	(.9)	6.7	(.5)	(422.8)
Income taxes (credits)(b)	(20.8)	9.4	(54.1)	(105.9)
Net realized gains (losses)	$19.8	$(2.6)	$53.6	$(316.8)
Changes in unrealized investment gains (losses) on:
Fixed maturity securities	$235.2	$(101.6)	$448.5	$(166.6)
Less: Deferred income taxes (credits)	82.3	(35.5)	156.9	(58.3)
Net change	$152.9	$(66.0)	$291.6	$(108.2)

Equity securities & other long-term investments	$107.6	$14.1	$117.2	$35.3
Less: Deferred income taxes (credits)	37.6	4.9	41.0	12.3
Net change	$69.9	$9.2	$76.2	$22.9

(a)
Investment expenses consist of personnel costs and investment management and custody service fees, as well as interest incurred on funds held of $ - and $.1 compared to $.3 and $.7 for the quarter and nine months ended September 30, 2009 and 2008, respectively.

(b)
Reflects primarily the varying proportions of pretax income derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and judgments about the recoverability of deferred tax assets.

4.	Pension Plans:

The Company has three pension plans covering a portion of its work force. All three plans have been closed to new participants since December 31, 2004. It is the Company’s policy to fund the plans’ costs as they accrue. Plan assets are comprised principally of bonds, common stocks and short-term investments. The Companies made cash contributions of approximately $1.5 to their pension plans in the third quarter of 2009, and do not expect to make any additional cash contributions to their pension plans in the remaining portion of calendar year 2009.

5.	Information About Segments of Business:

The Company is engaged in the single business of insurance underwriting. It conducts its operations through a number of regulated insurance company subsidiaries organized into three major segments, namely its General Insurance (property and liability insurance), Mortgage Guaranty and Title Insurance Groups. The results of a small life & health insurance business are included with those of its corporate and minor service operations. Each of the Company’s segments underwrites and services only those insurance coverages which may be written by it pursuant to state insurance regulations and corporate charter provisions. Segment results exclude net realized investment gains or losses and other-than-temporary impairments as these are aggregated in the consolidated totals. The contributions of Old Republic’s insurance industry segments to consolidated totals are shown in the following table.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
General Insurance Group:
Net premiums earned	$446.7	$500.3	$1,344.9	$1,507.4
Net investment income and other income	67.6	65.3	200.3	201.2
Total revenues before realized gains or losses	$514.4	$565.7	$1,545.2	$1,708.7
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$43.7	$77.0	$148.4	$223.2
Income tax expense (credits) on above	$10.9	$22.0	$38.3	$63.3

Mortgage Guaranty Group:
Net premiums earned	$138.9	$148.4	$425.8	$445.2
Net investment income and other income	25.6	24.4	76.6	73.7
Total revenues before realized gains or losses	$164.6	$172.8	$502.4	$518.9
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(160.4)	$(152.8)	$(443.0)	$(415.9)
Income tax expense (credits) on above	$(57.4)	$(54.8)	$(159.1)	$(149.7)

Title Insurance Group:
Net premiums earned	$181.4	$117.9	$418.9	$357.1
Title, escrow and other fees	71.8	50.4	201.6	144.9
Sub-total	253.3	168.4	620.6	502.1
Net investment income and other income	6.4	6.3	18.4	19.1
Total revenues before realized gains or losses	$259.7	$174.7	$639.0	$521.2
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$4.0	$(9.7)	$.6	$(27.0)
Income tax expense (credits) on above	$1.0	$(3.8)	$(.9)	$(10.6)

Consolidated Revenues:
Total revenues of above Company segments	$938.7	$913.3	$2,686.8	$2,748.8
Other sources (b)	34.0	30.6	102.1	99.7
Consolidated net realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
Consolidation elimination adjustments	(14.1)	(7.6)	(39.5)	(24.1)
Consolidated revenues	$957.6	$943.1	$2,748.8	$2,401.6

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(112.6)	$(85.5)	$(293.9)	$(219.7)
Other sources – net (b)	1.8	5.3	4.3	11.4
Consolidated net realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
Consolidated income (loss)
before income taxes (credits)	$(111.7)	$(73.4)	$(290.2)	$(631.1)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(45.4)	$(36.6)	$(121.7)	$(97.0)
Other sources – net (b)	.8	1.8	1.7	3.6
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(20.8)	9.4	(54.1)	(105.9)
Consolidated income tax expense (credits)	$(65.4)	$(25.3)	$(174.1)	$(199.3)

	September 30,	December 31,
	2009	2008
Consolidated Assets:
General	$10,042.0	$9,482.9
Mortgage	3,235.5	2,973.1
Title	851.1	762.4
Other assets (b)	589.5	509.5
Consolidation elimination adjustments	(409.1)	(462.0)
Consolidated	$14,309.1	$13,266.0

(a)
Income (loss) before taxes (credits) is reported net of interest charges on intercompany financing arrangements with Old Republic’s holding company parent for the following segments: General - $5.4 and $12.5 compared to $3.5 and $10.3 for the quarter and nine months ended September 30, 2009 and 2008, respectively; Mortgage - $1.7 and $5.5 for the quarter and nine months ended September 30, 2009, respectively; and Title - $1.6 and $3.9 compared to $.5 and $1.8 for the quarter and nine months ended September 30, 2009 and 2008, respectively.

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

6.	Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

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

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 57 remain nationwide. ORNTIC is currently among the named defendants in 25 of these actions in 4 states and the Company is a named defendant in 9 of the actions in 2 states. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

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

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$392.4	$-	$-
Commercial paper due within 180 days with an
average yield of 1.96% and 2.65%, respectively	25.1	25.1	199.5	199.5
ESSOP debt with an average yield of 3.88%
and 5.41%, respectively	27.9	27.9	29.5	29.5
Other miscellaneous debt	2.8	2.8	3.8	3.8
Total debt	$372.2	$448.5	$233.0	$233.0

The Company currently has access to the commercial paper market for up to $150.0.

8.	Income Taxes:

Tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period. The Company views its income tax exposures as primarily consisting of timing differences whereby the ultimate deductibility of a taxable amount is highly certain but the timing of its deductibility is uncertain. Such differences relate principally to the timing of deductions for loss and premium reserves. As in prior examinations, the Internal Revenue Service (IRS) could assert that claim reserve deductions were overstated thereby reducing the Company’s statutory taxable income in any particular year. The Company believes that it establishes its reserves fairly and consistently at each balance sheet date, and that it would succeed in defending its tax position in these regards. Because of the impact of deferred tax accounting, the possible accelerated payment of tax to the IRS would not necessarily affect the annual effective tax rate. Examinations of the Company’s consolidated Federal income tax returns through year-end 2006 have been completed and no significant adjustments have resulted.

OLD REPUBLIC INTERNATIONAL CORPORATION
MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2009 and 2008
($ in Millions, Except Share Data)

OVERVIEW

This management analysis of financial position and results of operations pertains to the consolidated accounts of Old Republic International Corporation (“Old Republic” or “the Company”). The Company conducts its operations through three major regulatory segments, namely, its General (property and liability), Mortgage Guaranty, and Title insurance segments. A small life and health insurance business, accounting for 2.1% of consolidated operating revenues for the nine months ended September 30, 2009 and 1.8% of consolidated assets as of September 30, 2009, is included within the corporate and other caption of this report. The consolidated accounts are presented in conformity with the Accounting Standards Codification (“ASC”). This management analysis should be read in conjunction with the consolidated financial statements and the footnotes appended to them.

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

EXECUTIVE SUMMARY

Old Republic’s year-over-year operating results, which exclude net realized investment gains or losses, worsened in this year’s third quarter and first nine months. Results for 2009 reflected slightly higher loss costs in Old Republic’s mortgage guaranty line but benefited from much greater market share-driven revenues and a lower expense ratio in the title insurance segment. General insurance operating results throughout 2009 were dampened by the combination of lower earned premiums and higher loss costs for certain insurance coverages.

The net loss for the latest quarter and this year’s first nine months was reduced by deferred income tax credits of $20.5 ($0.08 per share) and $54.0 ($0.23 per share), respectively. The tax credits, which could not be recognized previously due to the requirements of accounting rules, stem from estimates of losses from other-than-temporary impairments of investments, most of which were originally recorded in the second quarter of 2008.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Operating revenues:
General insurance	$514.4	$565.7	-9.1%	$1,545.2	$1,708.7	-9.6%
Mortgage guaranty	164.6	172.8	-4.7	502.4	518.9	-3.2
Title insurance	259.7	174.7	48.7	639.0	521.2	22.6
Corporate and other	19.8	23.0	-13.9	62.6	75.6	-17.2
Total	$958.6	$936.3	2.4%	$2,749.4	$2,824.5	-2.7%
Pretax operating income (loss):
General insurance	$43.7	$77.0	-43.3%	$148.4	$223.2	-33.5%
Mortgage guaranty	(160.4)	(152.8)	-4.9	(443.0)	(415.9)	-6.5
Title insurance	4.0	(9.7)	142.0	0.6	(27.0)	102.4
Corporate and other	1.8	5.3	-65.7	4.3	11.4	-62.2
Sub-total	(110.7)	(80.1)	-38.2	(289.6)	(208.3)	-39.0
Realized investment gains (losses):
From sales	0.6	18.3		1.0	26.0
From impairments	(1.5)	(11.5)		(1.5)	(448.9)
Net realized investment
gains (losses)	(0.9)	6.7	N/M	(0.5)	(422.8)	N/M
Consolidated pretax income (loss)	(111.7)	(73.4)	-52.2	(290.2)	(631.1)	54.0
Income taxes (credits)	(65.4)	(25.3)	-158.0	(174.1)	(199.3)	12.6
Net income (loss)	$(46.2)	$(48.0)	3.7%	$(116.0)	$(431.8)	73.1%

Consolidated underwriting ratio:
Benefits and claims ratio	78.4%	81.8%	80.3%	80.1%
Expense ratio	44.4	38.8	42.2	39.0
Composite ratio	122.8%	120.6%	122.5%	119.1%

Components of diluted
earnings per share:
Net operating income (loss)	$(0.28)	$(0.20)	-40.0%	$(0.72)	$(0.50)	-44.0%
Net realized investment
gains (losses)	0.08	(0.01)	N/M	0.23	(1.37)	N/M
Net income (loss)	$(0.20)	$(0.21)	4.8%	$(0.49)	$(1.87)	73.8%

Cash dividends paid per share	$0.17	$0.17	-%	$0.51	$0.50	2.0%

N/M: Not meaningful

The above table shows both operating and net income (loss) to highlight the effects of realized investment gain or loss recognition and any non-recurring items on period-to-period comparisons. Operating income, however, does not replace net income computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as a measure of total profitability.

The recognition of realized investment gains or losses can be highly discretionary and arbitrary due to such factors as the timing of individual securities sales, recognition of estimated losses from write-downs for impaired securities, tax-planning considerations, and changes in investment management judgments relative to the direction of securities markets or the future prospects of individual investees or industry sectors. Likewise, non-recurring items which may emerge from time to time can distort the comparability of the Company’s results from period to period. Accordingly, management uses net operating income, a non-ASC financial measure, to evaluate and better explain operating performance, and believes its use enhances an understanding of Old Republic’s basic business results.

General Insurance Results – Pretax operating earnings for this year’s quarterly and year-to-date periods were affected mostly by reduced premium volume and moderately higher claim and expense ratios. The following table shows these effects:
	General Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net premiums earned	$446.7	$500.3	-10.7%	$1,344.9	$1,507.4	-10.8%
Net investment income	64.7	61.9	4.5	191.8	189.1	1.4
Pretax operating income (loss)	$43.7	$77.0	-43.3%	$148.4	$223.2	-33.5%

Claims ratio	77.5%	72.5%	76.1%	72.8%
Expense ratio	25.8	23.8	26.0	24.2
Composite ratio	103.3%	96.3%	102.1%	97.0%

Earned premiums for the large majority of insurance coverages continued to trend lower throughout 2009. As in the recent past, premium growth has been constrained by the combination of a moderately declining rate environment during the past three years or so, and by recessionary economic conditions. These conditions affect such factors as sales and employment levels, both of which are important bases upon which premium rates are applied.

General insurance investment income trends benefited from a greater invested asset base.

Overall claim ratios continued to trend moderately higher in this year’s third quarter and first nine months. 2009 claim experience for the consumer credit indemnity (“CCI”) coverage, however, remained at high levels, adding approximately 7.2 percentage points to the above claim ratios. By contrast CCI claim experience in the third quarter and first nine months of 2008 was additive to general insurance claim ratios by 5.1 and 6.8 percentage points, respectively. Aggregate claim experience for other coverages did not show significantly adverse trends. Production and general operating expenses edged down slightly in 2009 but nonetheless resulted in a higher ratio as the expense reduction lagged a larger drop in earned premiums.

Mortgage Guaranty Results – Year-to-date mortgage guaranty operating results benefited from lower production and operating expenses, but were hindered by moderately higher claim costs during 2009. Key indicators of this segment’s evolving performance are shown in the following table:

	Mortgage Guaranty Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net premiums earned	$138.9	$148.4	-6.4%	$425.8	$445.2	-4.3%
Net investment income	23.8	22.0	8.4	68.4	65.0	5.4
Pretax operating income (loss)	$(160.4)	$(152.8)	-4.9%	$(443.0)	$(415.9)	-6.5%

Claims ratio	214.0%	203.1%	203.8%	192.3%
Expense ratio	17.3	14.8	15.1	15.8
Composite ratio	231.3%	217.9%	218.9%	208.1%

Mortgage guaranty earned premiums declined in each of this year’s quarterly periods. The lower premium levels resulted mostly from the more selective underwriting criteria applied since late 2007, from an overall decline in the industry’s business penetration, and from higher premium refunds related to claim rescissions. These factors were attenuated somewhat by rising persistency of business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies. During this year’s third quarter, the Mortgage Guaranty Group recaptured business previously ceded to several captives. In substance, the transactions are cut-off reinsurance arrangements whereby the captives have remitted to the Company the reserves on existing claim obligations and a risk premium for claims that will occur after the recapture date.  Accordingly, the Company recorded proceeds of $148.9 and established a combination of claims reserves ($68.4) and premium reserves ($82.5) all of which resulted in little consequential effect on the pretax loss for the quarter or first nine months of 2009.

Mortgage guaranty investment income trends benefited from a greater invested asset base.

Claim ratios were up slightly year-over-year in both the third quarter and first nine months of 2009. Greater claim rescissions and a moderate decline in claim severity offset to some degree the impact on claim reserve provisions of a continuing uptrend in delinquent loans. The components of incurred mortgage guaranty claim ratios are shown in the following table. The recording of the above noted reinsurance recaptures had the effect of decreasing the paid claims ratios by 49.3 and 16.1 percentage points in this year’s third quarter and first nine months, respectively, and increasing the claim reserve provisions ratios by identical amounts.

	Mortgage Guaranty Group
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Incurred loss ratio from:
Paid losses	57.8%	84.7%	92.5%	66.6%
Reserve provisions	156.2	118.4	111.3	125.7
Total	214.0%	203.1%	203.8%	192.3%

Title Insurance Results – Old Republic’s title insurance business registered slightly better than break even results for the first nine months of 2009. Key operating performance indicators are shown in the following table:

	Title Insurance Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net premiums and fees earned	$253.3	$168.4	50.4%	$620.6	$502.1	23.6%
Net investment income	6.3	6.2	1.4	18.2	19.1	-4.3
Pretax operating income (loss)	$4.0	$(9.7)	142.0%	$.6	$(27.0)	102.4%

Claims ratio	8.3%	7.0%	7.6%	7.0%
Expense ratio	91.1	102.2	94.4	102.0
Composite ratio	99.4%	109.2%	102.0%	109.0%

Growth in title premiums and fees for 2009 periods resulted from greater refinance transactions earlier this year and from the benefit of market share gains emerging from title industry dislocations and consolidations. Claim costs rose at a quicker pace, however, as the Company added moderately to reserve provisions to address recent claim emergence trends. Production and general operating expenses, while relatively lower as a percentage of premium and fees revenues, rose dollar-wise in reflection of greater personnel and other production costs related to the higher revenues attained and anticipated.

Corporate and Other Operations – The Company’s small life and health insurance business and the net costs associated with the parent holding company and internal services subsidiaries produced a much lower gain in this year’s first nine months. Period-to-period variations in the results of these relatively minor elements of Old Republic’s operations usually stem from the volatility inherent to the small scale of its life and health business, fluctuations in the costs of external debt, and net interest on intra-system financing arrangements. A portion of the year-over-year decline in earnings was also due to foreign exchange adjustments for U.S. dollar conversions from the Canadian currency held by a life and health insurance subsidiary.

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:
					% Change
		September	December	September	Sept '09/	Sept '09/
		2009	2008	2008	Dec '08	Sept '08
Cash and invested assets:	fair value basis	$9,844.3	$8,855.1	$8,733.7	11.2%	12.7%
	original cost basis	$9,635.0	$9,210.0	$9,143.3	4.6%	5.4%

Shareholders’ equity:	Total	$3,901.3	$3,740.3	$3,914.3	4.3%	-0.3%
	Per common share	$16.54	$15.91	$16.96	4.0%	-2.5%

Composition of shareholders’ equity per share:
Equity before items below		$15.09	$16.10	$16.96	-6.3%	-11.0%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.45	(0.19)	-
Total		$16.54	$15.91	$16.96	4.0%	-2.5%

Consolidated cash flow from operating activities amounted to $438.0 for the first nine months of 2009 versus $467.6 for the same period in 2008.

The investment portfolio reflects a current allocation of approximately 85% to fixed-maturity securities and 5% to equities. As has been the case for many years, Old Republic’s invested assets are managed in consideration of enterprise-wide risk management objectives intended to assure solid funding of its subsidiaries’ long-term obligations to insurance policyholders and other beneficiaries, and evaluations of their long-term effect on the stability of capital accounts. The portfolio contains little or no direct insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes.

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:
	Shareholders’ Equity Per Share
	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009	2008
Beginning balance	$15.93	$15.91	$19.71
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.28)	(0.72)	(0.50)
Net realized investment gains (losses):
From sales	-	-	0.07
From impairments	0.08	0.23	(1.44)
Subtotal	0.08	0.23	(1.37)
Net unrealized investment gains (losses)	0.95	1.56	(0.37)
Total realized and unrealized investment gains (losses)	1.03	1.79	(1.74)
Cash dividends	(0.17)	(0.51)	(0.50)
Stock issuance, foreign exchange, and other transactions	0.03	0.07	(0.01)
Net change	0.61	0.63	(2.75)
Ending balance	$16.54	$16.54	$16.96

Old Republic’s significant investments in the stocks of two leading publicly held mortgage guaranty (“MI”) businesses (MGIC Investment Corp. and The PMI Group) account for a substantial portion of the 2008 realized and unrealized investment losses shown in the above and following tables. Unrealized losses, including losses on securities categorized as other-than-temporarily impaired (“OTTI”), represent the net difference between the most recently established cost and the fair values of the investments at each point in time. The aggregate original and impaired costs, fair value, and latest reported underlying equity values of the aforementioned two mortgage guaranty investments are shown below.

		September 30,	December 31,
		2009	2008	2007
Total value of the two MI investments:	Original cost	$416.4	$416.4	$429.7
	Impaired cost	106.8	106.8	N/A
	Fair value	177.0	82.7	375.1
	Underlying equity(*)	$354.7	$515.9	$679.7

(*) Underlying equity based on latest reports (which may lag by one quarter) issued by investees.

When making investment decisions, management considers the Company’s ability to retain its holdings for a period sufficient to recover their cost and to obtain a competitive long-term total return. It also considers such factors as balance sheet effects of potential changes in market valuations, asset-liability matching objectives, long term ability to hold securities, tax planning considerations, and the investees’ reported book values and ability to continue as going concerns. The above-noted mortgage guaranty holdings were acquired as passive long-term investment additions for a core segment of Old Republic’s business in anticipation of a recovery for the MI industry in 2010. In management’s judgment, the currently depressed market valuations of companies operating in the housing and mortgage-lending sectors of the American economy have been impacted significantly by the cyclical and macroeconomic conditions affecting these sectors, and by the recent dysfunctionality of the banking and mortgage lending industries.

For external financial reporting purposes, however, Old Republic uses relatively short time frames in recognizing OTTI adjustments in its income statement. In this context, absent issuer-specific circumstances that would result in a contrary conclusion, all unrealized investment losses pertaining to any equity security reflecting a 20 percent or greater decline for a six month period is considered OTTI. Unrealized losses that are deemed temporary and all unrealized gains are recorded directly as a separate component of the shareholders’ equity account and in the consolidated statement of comprehensive income. As a result of accounting idiosyncrasies, however, OTTI losses recorded in the income statement of one period can not be offset in the income statement of a subsequent period by fair value gains on the previously impaired securities unless the gains are realized through actual sales. Such unrealized fair value gains can only be recognized through direct credits in the shareholders’ equity account and in the consolidated statement of comprehensive income.

Recent Capital Raise – Early in this year’s second quarter the Company obtained gross proceeds of $316.25 through a public offering of 8% Convertible Senior Notes due in 2012. The funds were used mostly to enhance the capital base of the general and title insurance segments, and to repay a portion of commercial paper debt previously incurred to strengthen the capital of the mortgage guaranty segment as of year end 2008. Along with the growth oriented capital additions to businesses with good prospects for the long term, the new funds enhance the stability and resiliency of Old Republic’s consolidated capitalization.

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

FINANCIAL POSITION

The Company’s financial position at September 30, 2009 reflected increases in assets, liabilities, and common shareholders’ equity of 7.9%, 9.3% and 4.3%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.8% and 66.8% of consolidated assets as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, cash and invested assets increased 11.2% to $9,844.3 as a result of positive operating cash flows, new funds from an April 2009 securities offering, and an increase in the fair value of fixed maturity investments.

Investments - During the first nine months of 2009 and 2008, the Company committed substantially all investable funds to short to intermediate-term fixed maturity securities. At both September 30, 2009 and 2008, approximately 99% of the Company’s investments consisted of marketable securities. Old Republic continues to adhere to its long-term policy of investing primarily in investment grade, marketable securities. The portfolio contains little or no insurance risk-correlated asset exposures to real estate, mortgage-backed securities, collateralized debt obligations (“CDO’s”), derivatives, junk bonds, hybrid securities, or illiquid private equity investments. In a similar vein, the Company does not engage in hedging or securities lending transactions, nor does it invest in securities whose values are predicated on non-regulated financial instruments exhibiting amorphous or unfunded counter-party risk attributes. At September 30, 2009, the Company had no fixed maturity investments in default as to principal and/or interest.

Relatively high short-term maturity investment positions continued to be maintained as of September 30, 2009. Such positions reflect a large variety of seasonal and intermediate-term factors including current operating needs, expected operating cash flows, quarter-end cash flow seasonality, and investment strategy considerations. Accordingly, the future level of short-term investments will vary and respond to the interplay of these factors and may, as a result, increase or decrease from current levels.

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

The following tables show certain information relating to the Company’s fixed maturity and equity portfolios as of the dates shown:

Credit Quality Ratings of Fixed Maturity Securities (a)

	September 30,	December 31,
	2009	2008
Aaa	19.3%	20.4%
Aa	21.3	24.5
A	31.4	31.4
Baa	26.1	22.0
Total investment grade	98.1	98.3
All other (b)	1.9	1.7
Total	100.0%	100.0%

(a)
Credit quality ratings used are those assigned primarily by Moody’s for U.S. Governments, Agencies and Corporate issuers and by Standard & Poor’s (“S&P”) for U.S. and Canadian Municipal issuers, which are converted to equivalent Moody’s ratings classifications. In the second quarter of 2009, the Company changed its source of credit quality ratings from Moody’s to S&P for U.S. Municipal issuers due to their wider credit coverage. The December 31, 2008 disclosures have been restated to be comparable to the current period classifications. The effect of such change moderately improved the previously reported credit quality ratings.

(b)	“All other” includes non-investment grade or non-rated issuers.

Gross Unrealized Losses Stratified by Industry Concentration for Non-Investment Grade Fixed Maturity Securities

	September 30, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$23.0		$3.8
Retail	21.4		1.1
Industrial	25.8		1.0
Consumer Non-durables	10.6		.3
Other (includes 4 industry groups)	31.6		.7
Total	$112.6	(c)	$7.2

(c)	Represents 1.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Investment Grade Fixed Maturity Securities

	September 30, 2009
			Gross
	Amortized		Unrealized
	Cost		Losses
Fixed Maturity Securities by Industry Concentration:
Banking	$48.3		$1.9
REIT	34.9		1.6
Basic Industry	31.6		.3
Service	6.0		.2
Other (includes 13 industry groups)	145.2		1.1
Total	$266.2	(d)	$5.3

(d)	Represents 3.5% of the total fixed maturity securities portfolio.

Gross Unrealized Losses Stratified by Industry Concentration for Equity Securities

	September 30, 2009
			Gross
	Adjusted		Unrealized
	Cost (g)		Losses
Equity Securities by Industry Concentration:
Index Funds	$173.9		$18.6
Health Care	15.1		.7
Utilities	13.9		.6
Insurance	.2		-
Total	$203.2	(e)	$20.2	(f)

(e)	Represents 54.4% of the total equity securities portfolio.
(f)	Represents 5.4% of the adjusted cost of the total equity securities portfolio, while gross unrealized gains represent 32.2% of the portfolio.
(g)	Reported net of other-than-temporary impairment adjustments.

Gross Unrealized Losses Stratified by Maturity Ranges for All Fixed Maturity Securities

	September 30, 2009
	Amortized Cost
	of Fixed Maturity Securities		Gross Unrealized Losses
		Non-		Non-
		Investment		Investment
	All	Grade Only	All	Grade Only
Maturity Ranges:
Due in one year or less	$40.3	$15.6	$.3	$.3
Due after one year through five years	200.6	60.4	5.8	3.7
Due after five years through ten years	133.9	36.4	6.0	3.1
Due after ten years	3.9	-	.2	-
Total	$378.8	$112.6	$12.5	$7.2

Gross Unrealized Losses Stratified by Duration and Amount of Unrealized Losses

	September 30, 2009
	Amount of Gross Unrealized Losses
	Less than			Total Gross
	20% of	20% to 50%	More than	Unrealized
	Cost	of Cost	50% of Cost	Loss
Number of Months in Loss Position:
Fixed Maturity Securities:
One to six months	$.5	$-	$-	$.5
Seven to twelve months	.2	-	-	.2
More than twelve months	7.5	4.0	-	11.6
Total	$8.4	$4.0	$-	$12.5
Equity Securities:
One to six months	$-	$-	$-	$-
Seven to twelve months	3.1	-	-	3.1
More than twelve months	16.9	-	-	17.0
Total	$20.1	$-	$-	$20.2

Number of Issues in Loss Position:
Fixed Maturity Securities:
One to six months	21	-	-	21
Seven to twelve months	8	-	-	8
More than twelve months	49	3	-	52
Total	78	3	-	81	(h)
Equity Securities:
One to six months	-	-	-	-
Seven to twelve months	4	-	-	4
More than twelve months	2	1	-	3
Total	6	1	-	7	(h)

(h)
At September 30, 2009 the number of issues in an unrealized loss position represent 4.0% as to fixed maturities, and 43.8% as to equity securities of the total number of such issues held by the Company.

The aging of issues with unrealized losses employs closing market price comparisons with an issue’s original cost net of other-than-temporary impairment adjustments. The percentage reduction from such adjusted cost reflects the decline as of a specific point in time (September 30, 2009 in the above table) and, accordingly, is not indicative of a security’s value having been consistently below its cost at the percentages and throughout the periods shown.

Age Distribution of Fixed Maturity Securities

	September 30,	December 31,
	2009	2008
Maturity Ranges:
Due in one year or less	9.6%	14.0%
Due after one year through five years	54.4	51.0
Due after five years through ten years	35.6	34.7
Due after ten years through fifteen years	.4	.3
Due after fifteen years	-	-
Total	100.0%	100.0%

Average Maturity in Years	4.4	4.4
Duration (i)	3.7	3.7

(i)
Duration is used as a measure of bond price sensitivity to interest rate changes. A duration of 3.7 as of September 30, 2009 implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the fair value of the long-term fixed maturity investment portfolio of approximately 3.7%.

Composition of Unrealized Gains (Losses)

	September 30,	December 31,
	2009	2008
Fixed Maturity Securities:
Amortized cost	$7,706.2	$7,385.2
Estimated fair value	8,177.5	7,406.9
Gross unrealized gains	483.8	196.8
Gross unrealized losses	(12.5)	(175.0)
Net unrealized gains (losses)	$471.2	$21.7

Equity Securities:
Original cost	$729.2	$729.2
Adjusted cost	373.3	373.3
Estimated fair value	473.5	350.3
Gross unrealized gains	120.3	49.6
Gross unrealized losses	(20.2)	(72.7)
Net unrealized gains (losses)	$100.1	$(23.0)

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

Liquidity - The parent holding company meets its liquidity and capital needs principally through dividends paid by its subsidiaries. From time to time additional cash needs are also met by accessing Old Republic’s commercial paper program and/or the debt and equity capital markets. The insurance subsidiaries' ability to pay cash dividends to the parent company is generally restricted by law or subject to approval of the insurance regulatory authorities of the states in which they are domiciled. The Company can receive up to $245.7 in dividends from its subsidiaries in 2009 without the prior approval of regulatory authorities. The liquidity achievable through such permitted dividend payments is considered adequate to cover the parent holding company’s currently expected cash outflows represented mostly by interest and scheduled repayments on outstanding debt, quarterly cash dividend payments to shareholders, modest operating expenses, and the near-term capital needs of its operating company subsidiaries. Old Republic can currently access the commercial paper market for up to $150.0, of which $25.2 was outstanding at September 30, 2009, to meet unanticipated liquidity needs.

Capitalization - Old Republic’s total capitalization of $4,273.6 at September 30, 2009 consisted of debt of $372.2 and common shareholders' equity of $3,901.3. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 27 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis during each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

Under certain state insurance regulations, the Company’s three mortgage guaranty insurance subsidiaries are required to operate at a maximum risk to capital ratio of 25:1. If a company’s risk to capital ratio exceeds the limit, absent expressed regulatory approval, it may be prohibited from writing new business until its risk to capital ratio falls below the limit. At September 30, 2009, the statutory risk to capital ratio was 20.9:1 for the combined subsidiaries. All of the segment’s mortgage guaranty insurance companies were within the 25:1 requirement. A continuation of operating losses could further reduce statutory surplus thus increasing the risk to capital ratio which the Company evaluates on a quarterly basis. Old Republic invested $150.0 of capital in its mortgage guaranty segment during the fourth quarter of 2008.

During the second quarter of 2009, additional capital funds of $30.0 and $132.0 were directed to the title and general insurance segments, respectively, to support the expected growth of the business.

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At September 30, 2009, the Company’s consolidated debt to equity ratio was 9.5%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments.

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

Title premium and fee revenues stemming from the Company’s direct operations (which include branch offices of its title insurers and wholly owned agency subsidiaries) represent 40.0% of 2009 consolidated title business revenues. Such premiums are generally recognized as income at the escrow closing date which approximates the policy effective date. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. The remaining 60.0% of consolidated title premium and fee revenues is produced by independent title agents and underwritten title companies. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
Nine Months Ended September 30:
2008	1,507.4	445.2	502.1	62.7	2,517.5	-6.9
2009	1,344.9	425.8	620.6	54.0	2,445.4	-2.9
Quarters Ended September 30:
2008	500.3	148.4	168.4	18.0	835.2	-9.3
2009	$446.7	$138.9	$253.3	$17.0	$856.1	2.5%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2006	39.6%	21.7%	11.0%	10.7%	5.1%	11.9%
2007	35.0	23.5	13.8	9.3	7.8	10.6
2008	34.9	21.0	16.1	9.7	7.5	10.8
Nine Months Ended September 30:
2008	34.5	21.1	16.0	9.6	7.7	11.1
2009	35.9	22.0	13.4	9.5	8.2	11.0
Quarters Ended September 30:
2008	34.8	20.8	15.7	9.3	7.4	12.0
2009	36.3%	22.0%	12.6%	9.3%	8.1%	11.7%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$17,187.0	$13,716.7	$583.7	$31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
Nine Months Ended September 30:
2008	18,171.6	3.5	1,096.2	19,271.4
2009	6,778.9	-	.5	6,779.4
Quarters Ended September 30:
2008	4,318.6	-	383.6	4,702.2
2009	$1,993.6	$-	$-	$1,993.6

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$4,246.8	$1,146.6	$12.2	$5,405.7
2007	7,844.5	724.5	15.2	8,584.4
2008	4,815.0	.6	11.8	4,827.5
Nine Months Ended September 30:
2008	4,213.2	.6	11.2	4,225.2
2009	1,439.4	-	-	1,439.4
Quarters Ended September 30:
2008	999.7	-	4.0	1,003.8
2009	$428.1	$-	$-	$428.1

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2006	$524.7	$444.3	73.1%	70.5%
2007	612.7	518.2	77.6	73.7
2008	698.4	592.5	83.9	88.4
Nine Months Ended September 30:
2008	526.0	445.2	81.4	86.3
2009	413.5	425.8	83.4%	89.3%
Quarters Ended September 30:
2008	175.3	148.4
2009	$77.7	$138.9

While there is no consensus in the marketplace as to the precise definition of “sub-prime”, Old Republic generally views loans with credit (FICO) scores less than 620, loans underwritten with reduced levels of documentation and loans with loan to value ratios in excess of 95% as having a higher risk of default. Risk in force concentrations by these attributes are disclosed in the following tables for both traditional primary and bulk production. Premium rates for loans exhibiting greater risk attributes are typically higher in anticipation of potentially greater defaults and claim costs. Additionally, bulk insurance policies, which represent 8.6% of total net risk in force, are frequently subject to deductibles and aggregate stop losses which serve to limit the overall risk on a pool of insured loans. As the decline in the housing markets has accelerated and mortgage lending standards have tightened, rising defaults and the attendant increases in reserves and paid claims on higher risk loans have become more significant drivers of increased claim costs.

Net Risk in Force
	Traditional
Net Risk in Force By Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$14,582.1	$2,471.1	$578.9	$17,632.2
2007	18,808.5	2,539.9	511.1	21,859.5
2008	20,463.0	2,055.0	457.0	22,975.1
Quarters Ended September 30:
2008	20,489.5	2,116.8	458.8	23,065.2
2009	$19,279.6	$1,849.1	$297.5	$21,426.4

Analysis of Risk in Force
			FICO
	FICO less	FICO 620	Greater	Unscored/
Risk in Force Distribution By FICO Scores:	than 620	to 680	than 680	Unavailable

Traditional Primary:
As of December 31:
2006	8.5%	32.6%	54.6%	4.3%
2007	8.5	33.6	55.1	2.8
2008	7.0	30.5	60.5	2.0
As of September 30:
2008	7.2	31.2	59.5	2.1
2009	6.6%	29.1%	62.7%	1.6%

Bulk(a):
As of December 31:
2006	24.1%	35.7%	39.8%	.4%
2007	19.4	34.9	45.4	.3
2008	18.2	33.7	47.9	.2
As of September 30:
2008	18.6	33.8	47.4	.2
2009	17.7%	33.2%	48.9%	.2%

				LTV
	LTV less	LTV	LTV	Greater
Risk in Force Distribution By Loan to Value (“LTV”) Ratio:	than 85	85 to 90	90 to 95	than 95

Traditional Primary:
As of December 31:
2006	5.0%	37.4%	36.0%	21.6%
2007	4.7	34.4	32.0	28.9
2008	5.1	35.5	31.6	27.8
As of September 30:
2008	5.2	35.1	31.5	28.2
2009	5.3%	36.4%	31.5%	26.8%

Bulk(a):
As of December 31:
2006	63.4%	23.1%	9.0%	4.5%
2007	62.0	20.9	9.3	7.8
2008	63.5	20.1	8.6	7.8
As of September 30:
2008	63.2	20.3	8.7	7.8
2009	65.5%	18.6%	7.9%	8.0%

Risk in Force Distribution By Top Ten States:

	Traditional Primary
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	9.0%	7.5%	5.8%	5.4%	3.7%	3.1%	3.1%	2.8%	4.8%	4.0%
2007	8.9	7.7	5.3	5.2	3.4	4.5	3.1	2.8	4.5	3.8
2008	8.3	8.1	5.2	5.2	3.2	5.5	3.1	2.9	4.4	3.8
As of September 30:
2008	8.4	8.0	5.2	5.2	3.2	5.4	3.1	2.9	4.4	3.8
2009	8.1%	8.4%	5.2%	5.1%	3.1%	5.6%	3.1%	2.9%	4.5%	3.9%

(a)	Bulk pool risk in-force, which represented 46.5% of total bulk risk in-force at September 30, 2009, has been allocated pro-rata based on insurance in-force.

	Bulk (a)
	FL	TX	GA	IL	OH	CA	NJ	AZ	CO	NY
As of December 31:
2006	9.4%	4.8%	3.6%	4.5%	3.4%	17.7%	3.2%	4.4%	2.8%	4.6%
2007	9.3	4.8	4.2	4.1	3.1	17.5	3.4	4.2	3.0	5.5
2008	10.0	4.6	4.0	3.9	3.1	18.2	3.4	4.3	2.9	5.4
As of September 30:
2008	9.9	4.6	4.0	4.0	3.1	18.2	3.4	4.3	3.0	5.3
2009	10.3%	4.7%	4.0%	4.0%	3.2%	17.8%	3.4%	4.2%	3.0%	5.3%

	Full	Reduced
Risk in Force Distribution By Level of Documentation:	Docu-	Docu-
	mentation	Mentation
Traditional Primary:
As of December 31:
2006	89.4%	10.6%
2007	88.0	12.0
2008	90.0	10.0
As of September 30:
2008	89.6	10.4
2009	90.8%	9.2%

Bulk (a):
As of December 31:
2006	51.9%	48.1%
2007	49.6	50.4
2008	49.1	50.9
As of September 30:
2008	49.3	50.7
2009	49.5%	50.5%

Risk in Force Distribution By Loan Type:	Fixed	Adjustable
	Rate	Rate
Traditional Primary:
As of December 31:
2006	92.3%	7.7%
2007	94.4	5.6
2008	95.8	4.2
As of September 30:
2008	95.6	4.4
2009	96.1%	3.9%

Bulk (a):
As of December 31:
2006	65.7%	34.3%
2007	70.9	29.1
2008	74.4	25.6
As of September 30:
2008	73.6	26.4
2009	75.4%	24.6%

(a)	Bulk pool risk in-force, which represented 46.5% of total bulk risk in-force at September 30, 2009, has been allocated pro-rata based on insurance in-force.

The following table shows the percentage distribution of Title Group premium and fee revenues by production sources:

Title Premium and Fee Production by Source
		Independent
		Title
	Direct	Agents &
	Operations	Other
Years Ended December 31:
2006	32.3%	67.7%
2007	32.1	67.9
2008	36.8	63.2
Nine Months Ended September 30:
2008	36.4	63.6
2009	40.0	60.0
Quarters Ended September 30:
2008	37.1	62.9
2009	35.7%	64.3%

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

						Fair	Invested
	Invested Assets at Adjusted Cost					Value	Assets at
				Corporate		Adjust-	Fair
	General	Mortgage	Title	and Other	Total	ment	Value
As of December 31:
2007	$5,984.9	$1,795.8	$606.0	$252.9	$8,639.7	$121.4	$8,761.2
2008	5,618.7	2,099.7	545.8	417.5	8,681.8	1.0	8,682.9
As of September 30:
2008	5,645.5	1,983.7	576.9	343.5	8,549.4	(9.7)	8,539.6
2009	$5,706.0	$2,378.0	$596.7	$427.7	$9,108.6	$567.9	$9,676.5

	Net Investment Income					Yield at
				Corporate		Original	Fair
	General	Mortgage	Title	and Other	Total	Cost	Value
Years Ended
December 31:
2006	$221.5	$74.3	$26.9	$18.7	$341.6	4.52%	4.47%
2007	260.8	79.0	27.3	12.7	379.9	4.58	4.52
2008	253.6	86.8	25.1	11.6	377.3	4.27	4.33
Nine Months Ended
September 30:
2008	189.1	65.0	19.1	9.0	282.3	4.28	4.35
2009	191.8	68.4	18.2	5.3	283.9	4.09	4.12
Quarters Ended
September 30:
2008	61.9	22.0	6.2	3.6	93.8	4.21	4.40
2009	$64.7	$23.8	$6.3	$1.7	$96.7	4.11%	4.10%

Revenues: Net Realized Gains (Losses)

The Company's investment policies have not been designed to maximize or emphasize the realization of investment gains. Rather, these policies aim for a stable source of income from interest and dividends, protection of capital, and the providing of sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future. Dispositions of fixed maturity securities arise mostly from scheduled maturities and early calls; for the first nine months of 2009 and 2008, 91.0% and 89.7%, respectively, of all such dispositions resulted from these occurrences. Dispositions of securities at a realized gain or loss reflect such factors as ongoing assessments of issuers’ business prospects, rotation among industry sectors, changes in credit quality, and tax planning considerations. Additionally, the amount of net realized gains and losses registered in any one accounting period are affected by the aforementioned assessments of securities’ values for other-than-temporary impairment. As a result of the interaction of all these factors and considerations, net realized investment gains or losses can vary significantly from period-to-period, and in the Company’s view are not indicative of any particular trend or result in the basics of its insurance business.

The following table reflects the composition of net realized gains or losses for the periods shown. A significant portion of Old Republic’s indexed stock portfolio was sold at a gain during 2007, with proceeds redirected to a more concentrated, select list of common stocks expected to provide greater long-term total returns.

	Realized Gains (Losses) on
	Disposition of Securities			Impairment Losses on Securities
		Equity			Equity
		securities			securities		Net
	Fixed	and miscell-		Fixed	and miscell-		realized
	maturity	aneous		maturity	aneous		gains
	securities	investments	Total	securities	investments	Total	(losses)
Years Ended
December 31:
2006	$2.0	$16.9	$19.0	$-	$-	$-	$19.0
2007	2.2	68.1	70.3	-	-	-	70.3
2008	(25.0)	20.9	(4.1)	(11.5)	(470.7)	(482.3)	(486.4)
Nine Months Ended
September 30:
2008	4.0	22.0	26.0	(11.5)	(437.3)	(448.9)	(422.8)
2009	1.5	(.5)	1.0	(1.5)	-	(1.5)	(.5)
Quarters Ended
September 30:
2008	1.3	17.0	18.3	(11.5)	-	(11.5)	6.7
2009	$.5	$-	$.6	$(1.5)	$-	$(1.5)	$(.9)

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

The following table shows a breakdown of gross and net of reinsurance claim reserve estimates for major types of insurance coverages as of September 30, 2009 and December 31, 2008:

	Claim and Loss Adjustment Expense Reserves
	September 30, 2009		December 31, 2008
	Gross	Net	Gross	Net

Commercial automobile (mostly trucking)	$1,058.0	$863.6	$1,035.7	$849.8
Workers’ compensation	2,238.8	1,275.1	2,241.6	1,271.8
General liability	1,276.5	640.9	1,209.2	612.3
Other coverages	668.9	450.0	709.7	487.9
Unallocated loss adjustment expense reserves	141.9	105.6	150.6	104.9
Total general insurance reserves	5,384.3	3,335.4	5,346.9	3,326.9

Mortgage guaranty	2,111.4	1,854.0	1,581.7	1,380.6
Title	259.7	259.7	261.2	261.2
Life and health	27.0	20.9	28.1	22.2
Unallocated loss adjustment expense reserves -
other coverages	23.9	23.9	23.2	23.2
Total claim and loss adjustment expense reserves	$7,806.5	$5,494.0	$7,241.3	$5,014.2
Asbestosis and environmental claim reserves included
in the above general insurance reserves:
Amount	$176.4	$138.7	$172.4	$145.0
% of total general insurance reserves	3.3%	4.2%	3.2%	4.4%

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

Mortgage guaranty insurance reserves for unpaid claims and claim adjustment expenses are established only upon an instance of default, defined as an insured mortgage loan that has missed 2 or more consecutive monthly payments. Loss reserves are based on statistical calculations that take into account the number of reported insured mortgage loan defaults as of each balance sheet date, as well as experience-based estimates of loan defaults that have occurred but have not as yet been reported (“IBNR”). Further, the loss reserve estimating process takes into account a large number of variables including trends in claim severity, potential salvage recoveries, expected cure rates for reported loan delinquencies at various stages of default, the level of policy rescissions for non-compliance with terms of the master policy, and management judgments relative to future employment levels, housing market activity, and mortgage loan interest costs, demand, and extensions. Mortgage guaranty net claim and loss adjustment expense reserves reported as of September 30, 2009 and December 31, 2008 included $106.1 and $67.3 attributable to net IBNR claim estimates at each corresponding balance sheet date.

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	65.9%	42.8%	5.9%	45.3%
2007	67.8	118.8	6.6	60.2
2008	73.0	199.3	7.0	81.8
Nine Months Ended September 30:
2008	72.8	192.3	7.0	80.1
2009	76.1	203.8	7.6	80.3
Quarters Ended September 30:
2008	72.5	203.1	7.0	81.8
2009	77.5%	214.0%	8.3%	78.4%

The percentage of net claims, benefits and related settlement expenses measured against premiums earned by major types of general insurance coverage were as follows:

	General Insurance Claims Ratios by Type of Coverage
		Commercial			Inland
		Automobile			Marine
	All	(mostly	Workers’	Financial	and	General
	Coverages	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended
December 31:
2006	65.9%	75.4%	74.5%	40.6%	55.0%	57.5%	55.6%
2007	67.8	74.0	70.9	69.6	54.9	59.9	55.9
2008	73.0	76.1	69.4	95.0	60.5	64.4	53.9
Nine Months Ended
September 30:
2008	72.8	74.8	67.4	98.9	62.3	61.1	53.7
2009	76.1	72.1	71.5	119.0	64.0	65.7	60.0
Quarters Ended
September 30:
2008	72.5	77.3	63.8	92.5	72.8	53.4	52.6
2009	77.5%	72.2%	68.5%	116.7%	70.0%	76.5%	63.6%

The overall general insurance claims ratio reflects reasonably consistent trends for the past three years. To a large extent this major cost factor reflects pricing and risk selection improvements that have been applied since 2001, together with elements of reduced loss severity and frequency. The higher claim ratio for financial indemnity coverages in 2008, 2007, and in the first nine months 2009 was driven principally by greater claim frequencies experienced in Old Republic’s consumer credit indemnity coverage. During the three most recent calendar years, the general insurance group experienced favorable development of prior year loss reserves primarily due to the commercial automobile and the E&O/D&O (financial indemnity) lines of business; these were partially offset by unfavorable development in excess workers’ compensation coverages and for ongoing development of asbestos and environmental (“A&E”) exposures (general liability). Unfavorable developments attributable to A&E claim reserves are due to periodic re-evaluations of such reserves as well as subsequent reclassifications of other coverages’ reserves, typically workers’ compensation, deemed assignable to A&E types of losses.

Except for a small portion that emanates from ongoing primary insurance operations, a large majority of the A&E claim reserves posted by Old Republic stem mainly from its participations in assumed reinsurance treaties and insurance pools which were discontinued fifteen or more years ago and have since been in run-off status. With respect to the primary portion of gross A&E reserves, Old Republic administers the related claims through its claims personnel as well as outside attorneys, and posted reserves reflect its best estimates of ultimate claim costs. Claims administration for the assumed portion of the Company’s A&E exposures is handled by the claims departments of unrelated primary or ceding reinsurance companies. While the Company performs periodic reviews of certain claim files managed by third parties, the overall A&E reserves it establishes respond to the paid claim and case reserve activity reported to the Company as well as available industry statistical data such as so-called survival ratios. Such ratios represent the number of years’ average paid losses for the three or five most recent calendar years that are encompassed by an insurer’s A&E reserve level at any point in time. According to this simplistic appraisal of an insurer’s A&E loss reserve level, Old Republic’s average five year survival ratios stood at 8.4 years (gross) and 11.5 years (net of reinsurance) as of September 30, 2009 and 7.3 years (gross) and 9.9 years (net of reinsurance) as of December 31, 2008. Fluctuations in this ratio between years can be caused by the inconsistent pay out patterns associated with these types of claims. Incurred net losses for A&E claims have averaged 2.4% of general insurance group net incurred losses for the five years ended December 31, 2008.

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

Average mortgage guaranty paid claims, and certain delinquency ratio data as of the end of the periods shown are listed below:

	Average Paid Claim
	Amount (a)		Delinquency Ratio
	Traditional		Traditional
	Primary	Bulk	Primary	Bulk
Years Ended December 31:
2006	$25,989	$21,846	4.41%	3.29%
2007	32,214	34,951	5.47	6.85
2008	43,532	56,481	10.34	17.17
Nine Months Ended September 30:
2008	41,401	56,047	8.36	13.80
2009	48,389	60,804	15.04%	27.57%
Quarters Ended September 30:
2008	44,649	61,023
2009	$45,919	$59,640

(a)	Amounts are in whole dollars.

	Traditional Primary Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	VA	NC	PA
As of December 31:
2006	2.7%	4.5%	6.1%	4.5%	7.8%	2.9%	4.1%	2.6%	4.6%	4.8%
2007	7.7	4.5	7.2	5.4	8.1	6.7	5.4	4.1	4.8	5.2
2008	21.9	7.1	11.1	10.8	11.0	19.8	11.4	8.1	7.6	7.7
As of September 30:
2008	17.1	5.7	9.2	8.5	9.5	15.9	9.1	6.5	6.0	6.6
2009	31.2%	9.2%	16.2%	17.1%	14.7%	28.5%	18.9%	12.5%	10.8%	10.6%

	Bulk Delinquency Ratios for Top Ten States (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	CO	AZ
As of December 31:
2006	1.6%	4.0%	4.4%	4.2%	9.3%	1.6%	3.5%	4.4%	3.3%	1.0%
2007	7.8	5.4	7.3	8.6	10.6	7.0	6.6	6.6	5.8	5.1
2008	27.0	10.2	16.3	19.1	17.1	22.4	16.0	13.8	9.8	18.2
As of September 30:
2008	21.4	8.0	13.3	15.7	15.0	17.6	12.9	11.5	8.0	13.9
2009	42.5%	14.5%	23.6%	31.3%	21.1%	37.5%	30.0%	23.7%	15.2%	34.0%

	Total Delinquency Ratios for Top Ten States (includes “other” business) (b):
	FL	TX	GA	IL	OH	CA	NJ	NY	NC	PA
As of December 31:
2006	2.0%	4.1%	5.2%	3.1%	7.3%	1.4%	3.6%	4.0%	3.3%	4.3%
2007	6.9	4.5	6.7	5.0	8.0	5.5	5.5	5.4	4.1	5.1
2008	21.3	7.2	11.2	10.2	11.4	17.2	12.1	10.8	6.8	8.1
As of September 30:
2008	16.7	5.8	9.3	8.2	9.8	13.6	9.7	8.8	5.4	6.9
2009	33.3%	9.7%	16.6%	17.8%	15.4%	30.9%	21.6%	17.8%	10.0%	11.7%

(b)	As determined by risk in force as of September 30, 2009, these 10 states represent approximately 50.0%, 59.9%, and 50.4%, of traditional primary, bulk, and total risk in force, respectively.

The title insurance loss ratios remain in the single digits due to a continuation of favorable trends in claims frequency and severity for business underwritten since 1992 in particular. Though still reasonably contained, the increases in claim ratios for the first nine months of 2009 and the years 2008 and 2007 are reflective of the continuing downturn in the housing and related mortgage lending industries.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	24.4%	22.5%	93.6%	44.7%
2007	24.1	17.7	98.1	41.3
2008	24.2	15.7	103.6	39.1
Nine Months Ended September 30:
2008	24.2	15.8	102.0	39.0
2009	26.0	15.1	94.4	42.2
Quarters Ended September 30:
2008	23.8	14.8	102.2	38.8
2009	25.8%	17.3%	91.1%	44.4%

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

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	90.3%	65.3%	99.5%	90.0%
2007	91.9	136.5	104.7	101.5
2008	97.2	215.0	110.6	120.9
Nine Months Ended September 30:
2008	97.0	208.1	109.0	119.1
2009	102.1	218.9	102.0	122.5
Quarters Ended September 30:
2008	96.3	217.9	109.2	120.6
2009	103.3%	231.3%	99.4%	122.8%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (58.6)% and (60.0)% in the third quarter and first nine months of 2009, compared to (34.6%) and (31.6%) in the third quarter and first nine months of 2008. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

Old Republic’s market risk exposures at September 30, 2009, have not materially changed from those identified in the Company’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

During the three month period ended September 30, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Old Republic International Corporation
(Registrant)
Date:	November 6, 2009

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