Form 10-Q/A
period 2009-09-30
OLD REPUBLIC INTERNATIONAL CORP
filed 2010-02-05
CIK 74260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

There are 43 pages in this report

Explanatory Note

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by the Public Company Accounting Oversight Board (United States), as may be modified or supplemented by the SEC. As indicated in the Company’s November 3, 2009 press release, its registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) was unable to complete its review of the Company’s interim consolidated financial statements for the three and nine month periods ended September 30, 2009, in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X, due to the status of a disagreement with the Company’s accounting treatment of certain third quarter 2009 reinsurance transactions consummated by the Company’s Mortgage Guaranty Group. The nature of the disagreement and the potential impact to the Company’s consolidated financial statements had been disclosed in its Form 8-K filing of November 5, 2009.

On January 21, 2010, Old Republic International Corporation concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the three and nine month periods ended September 30, 2009, to reflect the resolution of a revenue recognition accounting issue relating to the termination of certain reinsurance agreements (“commutations”) during 2009’s third quarter. The financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated accordingly.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. The restatement also has an effect on previously disclosed data relative to overall and per share earnings as well as segment information. Accordingly, Notes 3 and 6 to the consolidated financial statements have been revised to reflect the restated financial information. Additionally, certain comparative data included in management’s discussion and analysis has been adjusted to reflect the restated financial information. Refer to Note 2 of the consolidated financial statements, “Restatement of Previously Issued Financial Statements,” for the specific line items restated and a more detailed description of the nature of the restatement.

OLD REPUBLIC INTERNATIONAL CORPORATION

Report on Form 10-Q / September 30, 2009

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION:

	CONSOLIDATED BALANCE SHEETS	4

	CONSOLIDATED STATEMENTS OF INCOME	5

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 16

	MANAGEMENT ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	17 – 39

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	40

	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION:

	ITEM 1 – LEGAL PROCEEDINGS	41

	ITEM 1A – RISK FACTORS	41

	ITEM 6 – EXHIBITS	41

SIGNATURE		42

EXHIBIT INDEX		43

Old Republic International Corporation and Subsidiaries Consolidated Balance Sheets ($ in Millions, Except Share Data)
		(Unaudited)
		September 30,	December 31,
		2009	2008
		(As Restated)
	Assets
	Investments:
	Available for sale:
	Fixed maturity securities (at fair value) (amortized cost: $7,706.2 and $7,385.2)	$8,177.5	$7,406.9
	Equity securities (at fair value) (adjusted cost: $373.3 and $373.3)	473.5	350.3
	Short-term investments (at fair value which approximates cost)	994.1	888.0
	Miscellaneous investments	23.8	29.7
	Total	9,669.0	8,675.0
	Other investments	7.5	7.8
	Total investments	9,676.5	8,682.9

	Other Assets:
	Cash	54.5	63.9
	Securities and indebtedness of related parties	23.8	17.4
	Accrued investment income	113.2	108.2
	Accounts and notes receivable	962.9	806.7
	Federal income tax recoverable: Current	9.7	41.0
	Prepaid federal income taxes	221.4	463.4
	Reinsurance balances and funds held	99.5	67.6
Reinsurance recoverable:	Paid losses	62.1	52.2
	Policy and claim reserves	2,518.9	2,395.7
	Deferred policy acquisition costs	214.0	222.8
	Sundry assets	351.9	343.8
		4,632.5	4,583.1
	Total Assets	$14,309.1	$13,266.0

	Liabilities, Preferred Stock, and Common Shareholders’ Equity
	Liabilities:
	Losses, claims, and settlement expenses	$7,806.5	$7,241.3
	Unearned premiums	1,108.8	1,112.3
	Other policyholders' benefits and funds	180.3	180.7
	Total policy liabilities and accruals	9,095.6	8,534.3
	Commissions, expenses, fees, and taxes	261.2	264.5
	Reinsurance balances and funds	363.7	264.8
	Federal income tax payable: Deferred	83.8	77.3
	Debt	372.2	233.0
	Sundry liabilities	177.3	151.5
	Commitments and contingent liabilities
	Total Liabilities	10,354.0	9,525.7

	Preferred Stock (1)	-	-

	Common Shareholders’ Equity:
	Common stock (1)	240.6	240.5
	Additional paid-in capital	410.7	405.0
	Retained earnings	3,004.2	3,186.5
	Accumulated other comprehensive income (loss)	343.3	(41.7)
	Unallocated ESSOP shares (at cost)	(43.8)	(50.0)
	Treasury stock (at cost)(1)	-	-
	Total Common Shareholders' Equity	3,955.0	3,740.3
	Total Liabilities, Preferred Stock and Common Shareholders’ Equity	$14,309.1	$13,266.0

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

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) ($ in Millions, Except Share Data)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
		(As Restated)		(As Restated)
	Revenues:
	Net premiums earned	$866.8	$784.7	$2,326.3	$2,372.5
	Title, escrow, and other fees	71.8	50.4	201.6	144.9
	Total premiums and fees	938.7	835.2	2,528.0	2,517.5
	Net investment income	96.7	93.8	283.9	282.3
	Other income	5.7	7.2	20.0	24.6
	Total operating revenues	1,041.2	936.3	2,831.9	2,824.5
	Realized investment gains (losses):
	From sales	.6	18.3	1.0	26.0
	From impairments	(1.5)	(11.5)	(1.5)	(448.9)
	Total realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
	Total revenues	1,040.2	943.1	2,831.4	2,401.6

	Benefits, Claims and Expenses:
	Benefits, claims, and settlement expenses	669.9	679.1	1,956.7	2,005.2
	Dividends to policyholders	1.2	4.0	6.0	11.9
	Underwriting, acquisition, and other expenses	388.3	333.2	1,060.3	1,014.1
	Interest and other charges	9.8	-	15.8	1.4
	Total expenses	1,069.4	1,016.5	3,039.0	3,032.8
	Income (loss) before income taxes (credits)	(29.1)	(73.4)	(207.6)	(631.1)

	Income Taxes (Credits):
	Current	10.9	13.5	47.5	51.8
	Deferred	(47.5)	(38.9)	(192.7)	(251.2)
	Total	(36.5)	(25.3)	(145.2)	(199.3)

	Net Income (Loss)	$7.4	$(48.0)	$(62.3)	$(431.8)

	Net Income (Loss) Per Share:
	Basic:	$.03	$(.21)	$(.26)	$(1.87)
	Diluted:	$.03	$(.21)	$(.26)	$(1.87)

Average shares outstanding:	Basic	235,761,056	230,735,600	235,563,448	230,716,219
	Diluted	235,878,936	230,735,600	235,563,448	230,716,219
	Dividends Per Common Share:
	Cash	$.17	$.17	$.51	$.50

Consolidated Statements of Comprehensive Income (Unaudited)
		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
		(As Restated)		(As Restated)

	Net income (loss) as reported	$7.4	$(48.0)	$(62.3)	$(431.8)

	Other comprehensive income (loss):
	Post-tax net unrealized gains (losses) on securities	222.9	(56.8)	367.8	(85.2)
	Other adjustments	8.3	(2.7)	17.2	(7.2)
	Net adjustments	231.3	(59.6)	385.1	(92.5)

	Comprehensive income (loss)	$238.7	$(107.6)	$322.7	$(524.3)

See accompanying Notes to Consolidated Financial Statements.

Old Republic International Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) ($ in Millions)
		Nine Months Ended
		September 30,
		2009	2008
		(As Restated)
	Cash flows from operating activities:
	Net income (loss)	$(62.3)	$(431.8)
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Deferred policy acquisition costs	10.5	11.3
	Premiums and other receivables	(155.0)	41.5
	Unpaid claims and related items	478.7	612.1
	Other policyholders’ benefits and funds	(42.7)	(8.3)
	Income taxes	(161.3)	(254.6)
	Prepaid federal income taxes	241.9	35.2
	Reinsurance balances and funds	56.7	7.9
	Realized investment (gains) losses	.5	422.8
	Accounts payable, accrued expenses and other	71.1	31.3
	Total	438.0	467.6

	Cash flows from investing activities:
	Fixed maturity securities:
	Maturities and early calls	825.1	631.0
	Sales	81.5	72.4
	Sales of:
	Equity securities	-	79.2
	Other – net	3.5	42.7
	Purchases of:
	Fixed maturity securities	(1,239.2)	(814.7)
	Equity securities	-	(96.9)
	Other – net	(12.9)	(26.4)
	Purchase of a business	(5.0)	(4.3)
	Net decrease (increase) in short-term investments	(105.1)	(267.0)
	Other-net	(5.4)	(.4)
	Total	(457.5)	(384.5)

	Cash flows from financing activities:
	Issuance of debentures and notes	576.2	93.0
	Issuance of common shares	1.1	3.0
	Redemption of debentures and notes	(447.2)	(33.1)
	Dividends on common shares	(119.9)	(115.2)
	Other-net	-	1.9
	Total	10.0	(50.5)

	Increase (decrease) in cash:	(9.4)	32.5
	Cash, beginning of period	63.9	54.0
	Cash, end of period	$54.5	$86.5

	Supplemental cash flow information:
Cash paid during the period for:	Interest	$4.0	$2.0
	Income taxes	$16.0	$54.9

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

The financial accounting and reporting process relies on estimates and on the exercise of judgment. In the opinion of management all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the results have been recorded for the interim periods. Amounts shown in the consolidated financial statements and applicable notes are stated (except as otherwise indicated and as to share data) in millions, which amounts may not add to totals shown due to truncation. Necessary reclassifications are made in prior periods’ financial statements whenever appropriate to conform to the most current presentation. Subsequent events have been evaluated through the issuance dates of both the originally filed (November 6, 2009) and the restated (February 5, 2010) financial statements.

2.	Restatement of Previously Issued Financial Statements:

Subsequent to the filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, the Company resolved a revenue recognition accounting issue relating to the termination of certain reinsurance agreements (“commutations”) which occurred during 2009’s third quarter. The resolution of this issue resulted in the conclusion that GAAP requires that certain commutation reinsurance premiums of $82.5 received by Old Republic’s mortgage guaranty insurance subsidiary from lenders’ captive insurers to cover future period’s losses, should have been recognized immediately as income as of the effective date of the reinsurance commutation agreements. Under GAAP, the commutations are treated as the termination of reinsurance arrangements, rather than as transactions in which Old Republic takes on new insurance risk. As a result, premiums received in excess of reinsurance-related receivables previously recorded must be recognized as a gain. In effect, Old Republic recognizes income of $82.5 currently as a result of the commutations, and will recognize the losses that it is now exposed to because of the termination of the reinsurance in future periods’ results when related claim costs are incurred.

Old Republic had originally concluded that the economic substance of the captive commutation agreements called for the deferral of the $82.5 of premiums. The premiums so deferred would have been recognized as income over the future periods during which risk would exist and claims would occur.

Resolution of the issue now requires that Old Republic restate its financial statements for the quarter and nine months ended September 30, 2009. As shown in the following table, the restatement results in an increase of previously reported consolidated premium income of $82.5, and a decrease of the reported post-tax loss by $53.6 ($0.23 per share) for both the third quarter and the first nine months of 2009. As a further result, the common shareholders’ equity account will also be increased by $53.6 ($0.23 per share) as of September 30, 2009.

As a result of the restatement, the following financial statement line items were adjusted:

	As Previously
	Reported	Adjustments	As Restated
Consolidated Balance Sheets at September 30, 2009:
Unearned premiums	$1,191.3	$(82.5)	$1,108.8
Federal income tax payable: deferred	54.9	28.8	83.8
Total liabilities	10,407.7	(53.6)	10,354.0
Retained earnings	2,950.5	53.6	3,004.2
Total common shareholders’ equity	3,901.3	53.6	3,955.0

Consolidated Statements of Income
Quarter ended September 30, 2009
Net premiums earned	$784.2	$82.5	$866.8
Total revenues	957.6	82.5	1,040.2
Income (loss) before income taxes (credits)	(111.7)	82.5	(29.1)
Income taxes (credits): deferred	(76.4)	28.8	(47.5)
Net income (loss)	(46.2)	53.6	7.4
Net income (loss) per share:
Basic	(0.20)	0.23	0.03
Diluted	(0.20)	0.23	0.03
Average shares outstanding: diluted	235,761,056	117,880	235,878,936

Consolidated Statements of Income
Nine months ended September 30, 2009
Net premiums earned	$2,243.7	$82.5	$2,326.3
Total revenues	2,748.8	82.5	2,831.4
Income (loss) before income taxes (credits)	(290.2)	82.5	(207.6)
Income taxes (credits): deferred	(221.6)	28.8	(192.7)
Net income (loss)	(116.0)	53.6	(62.3)
Net income (loss) per share:
Basic	(0.49)	0.23	(0.26)
Diluted	(0.49)	0.23	(0.26)

Consolidated Statements of Comprehensive Income
Net income (loss) as reported	$(46.2)	$53.6	$7.4
Comprehensive income (loss)	185.0	53.6	238.7

Consolidated Statements of Comprehensive Income
Nine months ended September 30, 2009
Net income (loss) as reported	$(116.0)	$53.6	$(62.3)
Comprehensive income (loss)	269.0	53.6	322.7

Consolidated Statement of Cash Flows
Nine months ended September 30, 2009
Net income (loss)	$(116.0)	$53.6	$(62.3)
Other policyholders' benefits and funds	39.7	(82.5)	(42.7)
Income taxes	(190.2)	28.8	(161.3)
Total cash flows from operating activities	438.0	-	438.0

3.	Common Share Data:

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

		Quarters Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
		(As Restated)		(As Restated)
	Numerator:
	Net Income (loss)	$7.4	$(48.0)	$(62.3)	$(431.8)
	Numerator for basic earnings per share -
	income (loss) available to common stockholders	7.4	(48.0)	(62.3)	(431.8)
	Numerator for diluted earnings per share -
	income (loss) available to common stockholders
	after assumed conversions	$7.4	$(48.0)	$(62.3)	$(431.8)
	Denominator:
	Denominator for basic earnings per share -
	weighted-average shares (a)(b)	235,761,056	230,735,600	235,563,448	230,716,219
	Effect of dilutive securities - stock options	117,880	-	-	-
	Effect of dilutive securities - convertible senior notes	-	-	-	-
	Denominator for diluted earnings per share -
	adjusted weighted-average shares
	and assumed conversions (a)(b)	235,878,936	230,735,600	235,563,448	230,716,219
Earnings per share:	Basic	$.03	$(.21)	$(.26)	$(1.87)
	Diluted	$.03	$(.21)	$(.26)	$(1.87)

	Anti-dilutive common share equivalents
	excluded from earning per share computations:
	Stock options	14,510,299	15,284,846	15,843,895	15,284,846
	Convertible senior notes	27,452,271	-	27,452,271	-
	Total	41,962,570	15,284,846	43,296,166	15,284,846

(a)	All per share statistics have been restated to reflect all stock dividends and splits declared through September 30, 2009.
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

4.	Investments:

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

5.	Pension Plans:

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

6.	Information About Segments of Business:

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
General Insurance Group:
Net premiums earned	$446.7	$500.3	$1,344.9	$1,507.4
Net investment income and other income	67.6	65.3	200.3	201.2
Total revenues before realized gains or losses	$514.4	$565.7	$1,545.2	$1,708.7
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$43.7	$77.0	$148.4	$223.2
Income tax expense (credits) on above	$10.9	$22.0	$38.3	$63.3

Mortgage Guaranty Group:
Net premiums earned	$221.5	$148.4	$508.4	$445.2
Net investment income and other income	25.6	24.4	76.6	73.7
Total revenues before realized gains or losses	$247.2	$172.8	$585.0	$518.9
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$(77.8)	$(152.8)	$(360.4)	$(415.9)
Income tax expense (credits) on above	$(28.5)	$(54.8)	$(130.2)	$(149.7)

Title Insurance Group:
Net premiums earned	$181.4	$117.9	$418.9	$357.1
Title, escrow and other fees	71.8	50.4	201.6	144.9
Sub-total	253.3	168.4	620.6	502.1
Net investment income and other income	6.4	6.3	18.4	19.1
Total revenues before realized gains or losses	$259.7	$174.7	$639.0	$521.2
Income (loss) before income taxes (credits) and
realized investment gains or losses (a)	$4.0	$(9.7)	$.6	$(27.0)
Income tax expense (credits) on above	$1.0	$(3.8)	$(.9)	$(10.6)

Consolidated Revenues:
Total revenues of above Company segments	$1,021.3	$913.3	$2,769.3	$2,748.8
Other sources (b)	34.0	30.6	102.1	99.7
Consolidated net realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
Consolidation elimination adjustments	(14.1)	(7.6)	(39.5)	(24.1)
Consolidated revenues	$1,040.2	$943.1	$2,831.4	$2,401.6

Consolidated Income (Loss) Before Taxes (Credits):
Total income (loss) before income taxes (credits)
and realized investment gains or losses of
above Company segments	$(30.0)	$(85.5)	$(211.3)	$(219.7)
Other sources – net (b)	1.8	5.3	4.3	11.4
Consolidated net realized investment gains (losses)	(.9)	6.7	(.5)	(422.8)
Consolidated income (loss)
before income taxes (credits)	$(29.1)	$(73.4)	$(207.6)	$(631.1)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Consolidated Income Tax Expense (Credits):
Total income tax expense (credits)
for above Company segments	$(16.5)	$(36.6)	$(92.8)	$(97.0)
Other sources – net (b)	.8	1.8	1.7	3.6
Income tax expense (credits) on
consolidated net realized investment gains (losses)	(20.8)	9.4	(54.1)	(105.9)
Consolidated income tax expense (credits)	$(36.5)	$(25.3)	$(145.2)	$(199.3)

	September 30,	December 31,
	2009	2008
Consolidated Assets:
General	$10,042.0	$9,482.9
Mortgage	3,235.5	2,973.1
Title	851.1	762.4
Other assets (b)	589.5	509.5
Consolidation elimination adjustments	(409.1)	(462.0)
Consolidated	$14,309.1	$13,266.0

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

(b)	Represents amounts for Old Republic’s holding company parent, minor corporate services subsidiaries, and a small life and health insurance operation.

7.	Commitments and Contingent Liabilities:

Legal proceedings against the Company and its subsidiaries routinely arise in the normal course of business and usually pertain to claim matters related to insurance policies and contracts issued by its insurance subsidiaries. Other, non-routine legal proceedings which may prove to be material to the Company or a subsidiary are discussed below.

Purported class action lawsuits are pending against the Company’s principal title insurance subsidiary, Old Republic National Title Insurance Company (“ORNTIC”) in state and federal courts in Connecticut, New Jersey, Ohio, Pennsylvania and Texas. The plaintiffs allege that ORNTIC failed to give consumers reissue and/or refinance credits on the premiums charged for title insurance covering mortgage refinancing transactions, as required by rate schedules filed by ORNTIC or by state rating bureaus with the state insurance regulatory authorities. The suit in Texas also alleges violation of the federal Real Estate Settlement Procedures Act (“RESPA”). Substantially similar lawsuits are also pending against other unaffiliated title insurance companies in these and other states as well, and additional lawsuits based upon similar allegations could be filed against ORNTIC in the future. Classes have been certified in the Pennsylvania action, and settlement agreements have been reached in the Connecticut and New Jersey actions. Neither settlement is expected to exceed $2.9.

Since early February 2008, some 80 purported consumer class action lawsuits have been filed against the title industry’s principal title insurance companies, their subsidiaries and affiliates, and title insurance rating bureaus or associations in at least 10 states. The suits are substantially identical in alleging that the defendant title insurers engaged in illegal price-fixing agreements to set artificially high premium rates and conspired to create premium rates which the state insurance regulatory authorities could not evaluate and therefore, could not adequately regulate. A number of them have been dismissed and others consolidated. Approximately 57 remain nationwide. ORNTIC is currently among the named defendants in 35 of these actions in 5 states and the Company is a named defendant in 8 of the actions in 1 state. No class has yet been certified in any of these suits against the Company and ORNTIC, and none of the actions against them allege RESPA violations.

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

On December 19, 2008, Old Republic Insurance Company and Old Republic Insured Credit Services, Inc. (“Old Republic”) filed suit against Countrywide Bank FSB and Countrywide Home Loans, Inc. (“Countrywide”) in the Circuit Court, Cook County, Illinois seeking a declaratory judgment to rescind or terminate various credit indemnity policies issued to insure loans which Countrywide had securitized. In February of 2009 Countrywide filed a counterclaim alleging a breach of contract, bad faith and seeking a declaratory judgment challenging the factual and procedural bases that Old Republic has relied upon to deny or rescind coverage for individual defaulted loans under those policies. To date, Old Republic has rescinded or denied coverage on more than 11,500 defaulted loans, based upon material misrepresentations either by Countrywide as to the credit characteristics of the loans or by the borrowers in their loan applications.

On December 31, 2009, two of the Company’s mortgage insurance subsidiaries, Republic Mortgage Insurance Company and Republic Mortgage Insurance Company of North Carolina (together “RMIC”) filed a Complaint for Declaratory Judgment in the Supreme Court of the State of New York, County of New York, against Countrywide Financial Corporation, Countrywide Home Loans, Inc., The Bank of New York Mellon Trust Company, N.A., BAC Home Loans Servicing, LP, and Bank of America, N.A. as successor in interest to Countrywide Bank, N.A. (together, “Countrywide”). The suit relates to five mortgage insurance master policies (the “Policies”) issued by RMIC to Countrywide or to The Bank of New York Mellon Trust Company as co-trustee for trusts containing securitized mortgage loans that were originated or purchased by Countrywide. RMIC has rescinded its mortgage insurance coverage on over 1,500 of the loans originally covered under the Policies based upon material misrepresentations of the borrowers in their loan applications or the negligence of Countrywide in its loan underwriting practices or procedures. Each of the rescissions occurred after a borrower had defaulted and RMIC reviewed the claim and loan file submitted by Countrywide. The suit seeks the Court’s review and interpretation of the Policies’ incontestability provisions and its validation of RMIC’s investigation procedures with respect to the claims and underlying loan files.

On January 29, 2010, in response to RMIC’s suit, Countrywide served RMIC with a demand for arbitration under the arbitration clauses of the same Policies. The demand proposes arbitration in Los Angeles, California, and raises largely the same issues as those raised in RMIC’s suit against Countrywide, as well as Countrywide’s and RMIC’s compliance with the terms, provisions and conditions of the Policies. The demand includes a prayer for punitive, compensatory and consequential damages.

Except in the Connecticut and New Jersey actions against the title companies, where settlement agreements have been approved, the ultimate impact of these lawsuits and the arbitration, all of which seek unquantified damages, attorneys’ fees and expenses, is uncertain and not reasonably estimable. The Company and its subsidiaries intend to defend vigorously against each of the aforementioned actions. Although the Company does not believe that these lawsuits will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance in those regards.

8.	Debt:

On April 29, 2009, the Company completed a public offering of $316.25 aggregate principal amount of Convertible Senior Notes. The notes bear interest at a rate of 8.0% per year, mature on May 15, 2012, and are convertible at any time prior to maturity by the holder into 86.8056 shares of common stock per one thousand dollar note.

Consolidated debt of Old Republic and its subsidiaries is summarized below:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8% Convertible Senior Notes due 2012	$316.2	$392.4	$-	$-
Commercial paper due within 180 days with an
average yield of 1.96% and 2.65%, respectively	25.1	25.1	199.5	199.5
ESSOP debt with an average yield of 3.88%
and 5.41%, respectively	27.9	27.9	29.5	29.5
Other miscellaneous debt	2.8	2.8	3.8	3.8
Total debt	$372.2	$448.5	$233.0	$233.0

The Company currently has access to the commercial paper market for up to $150.0.

9.	Income Taxes:

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

EXECUTIVE SUMMARY

Third quarter and year-to-date 2009 mortgage guaranty and consolidated operating results benefited from a GAAP accounting requirement that premiums received for certain, largely non-recurring reinsurance contract terminations (“commutations”), be recognized immediately as income. As a consequence, 2009 pretax operating earnings benefited by $82.5 ($53.6 after tax or $0.23 per share) from such premiums. Substantially all of these premiums will likely be absorbed by loss costs related to the future years’ risk exposures they are designed to cover. Results for 2009 also benefited from much greater market share-driven revenues and a lower expense ratio in the title insurance segment. General insurance operating results throughout 2009 were dampened by the combination of lower earned premiums and higher loss costs for certain insurance coverages.

Net earnings for the latest quarter benefited from and the net loss for this year’s first nine months was reduced by deferred income tax credits of $20.5 ($0.08 per share) and $54.0 ($0.23 per share), respectively. The tax credits, which could not be recognized previously due to the requirements of accounting rules, stem from estimates of losses from other-than-temporary impairments of investments, most of which were originally recorded in the second quarter of 2008.

Consolidated Results – The major components of Old Republic’s consolidated results and other data for the periods reported upon are shown below:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Operating revenues:
General insurance	$514.4	$565.7	-9.1%	$1,545.2	$1,708.7	-9.6%
Mortgage guaranty	247.2	172.8	43.0	585.0	518.9	12.7
Title insurance	259.7	174.7	48.7	639.0	521.2	22.6
Corporate and other	19.8	23.0	-13.9	62.6	75.6	-17.2
Total	$1,041.2	$936.3	11.2%	$2,831.9	$2,824.5	.3%
Pretax operating income (loss):
General insurance	$43.7	$77.0	-43.3%	$148.4	$223.2	-33.5%
Mortgage guaranty	(77.8)	(152.8)	49.1	(360.4)	(415.9)	13.4
Title insurance	4.0	(9.7)	142.0	0.6	(27.0)	102.4
Corporate and other	1.8	5.3	-65.7	4.3	11.4	-62.2
Sub-total	(28.1)	(80.1)	64.8	(207.0)	(208.3)	.6
Realized investment gains (losses):
From sales	0.6	18.3		1.0	26.0
From impairments	(1.5)	(11.5)		(1.5)	(448.9)
Net realized investment
gains (losses)	(0.9)	6.7	N/M	(0.5)	(422.8)	N/M
Consolidated pretax income (loss)	(29.1)	(73.4)	60.3	(207.6)	(631.1)	67.1
Income taxes (credits)	(36.5)	(25.3)	-44.1	(145.2)	(199.3)	27.1
Net income (loss)	$7.4	$(48.0)	115.5%	$(62.3)	$(431.8)	85.6%

Consolidated underwriting ratio:
Benefits and claims ratio	71.5%	81.8%	77.6%	80.1%
Expense ratio	40.5	38.8	40.8	39.0
Composite ratio	112.0%	120.6%	118.4%	119.1%

Components of diluted
earnings per share:
Net operating income (loss)	$(0.05)	$(0.20)	75.0%	$(0.49)	$(0.50)	2.0%
Net realized investment
gains (losses)	0.08	(0.01)	N/M	0.23	(1.37)	N/M
Net income (loss)	$0.03	$(0.21)	114.3%	$(0.26)	$(1.87)	86.1%

Cash dividends paid per share	$0.17	$0.17	-%	$0.51	$0.50	2.0%

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

Mortgage Guaranty Results – Year-to-date mortgage guaranty operating results benefited from the captive reinsurance premiums receipts previously noted. Key indicators of this segment’s evolving performance are shown in the following table:

	Mortgage Guaranty Group
	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Net premiums earned	$221.5	$148.4	49.3%	$508.4	$445.2	14.2%
Net investment income	23.8	22.0	8.4	68.4	65.0	5.4
Pretax operating income (loss)	$(77.8)	$(152.8)	49.1%	$(360.4)	$(415.9)	13.4%

Claims ratio	134.2%	203.1%	170.7%	192.3%
Expense ratio	10.9	14.8	12.6	15.8
Composite ratio	145.1%	217.9%	183.3%	208.1%

Absent the aforementioned effect of the reinsurance commutations, mortgage guaranty earned premiums declined in each of this year’s quarterly periods. The lower premium levels resulted mostly from the more selective underwriting criteria applied since late 2007, from an overall decline in the industry’s business penetration, and from higher premium refunds related to claim rescissions. These factors were attenuated somewhat by relatively high persistency levels for business produced in prior years, and by a continuing decline in premiums ceded to lender-owned (captive) reinsurance companies.

During 2009’s third quarter, Old Republic’s Mortgage Guaranty Group entered into reinsurance termination agreements (“commutations”) with four lender-owned captive reinsurers. As part of the transactions, the Company received reinsurance premiums of $82.5 million to cover losses expected to occur after the contract termination date. Under GAAP, these reinsurance commutations have been treated as the termination of risk transfer reinsurance arrangements rather than transactions in which the Company takes on new or additional insurance risk. As a result of this GAAP characterization, the premiums received have been booked as current income rather than being deferred and subsequently recognized in the future periods during which the related risk will exist and expected claims will occur. The Company estimates that substantially all of these premiums will likely be absorbed by related claim costs thus negating the current appearance of a gain from the transactions. In the above table, the up front recognition of the $82.5 of premiums also has the effect of portraying an increase in net premiums earned for the latest quarter and first nine months of 2009 of 49.3% and 14.2%,respectively, whereas their exclusion through deferral to future at risk periods would have shown an  actual  6.4% and 4.3% decline, respectively. As a further consequence of this GAAP premium recognition methodology, the 2009 loss ratio for the latest quarter and first nine months dropped from 214.0% and 203.8%, respectively, to 134.2% and 170.7%, respectively, and the 2009 pretax operating loss for the third quarter and first nine months of 2009 was reduced from $160.4 and $443.0, respectively, to $77.8 and $360.4, respectively. Excluding these premium recognition effects, quarterly claim ratios for the first nine months of 2009 averaged 203.9% versus a comparable average of 192.2% for 2008. Greater claim rescissions and a moderate decline in expected claim severity during 2009 offset to some degree the impact on claim reserve provisions of a continued uptrend in reported delinquent loans. The components of incurred mortgage guaranty claim ratios are shown in the following table.

	Mortgage Guaranty Group
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Incurred loss ratio from:
Paid claims	57.8%	84.7%	92.5%	66.6%
Claim reserve provisions	156.2	118.4	111.3	125.7
Effect of commutations	-79.8	-	-33.1	-
Total	134.2%	203.1%	170.7%	192.3%

Mortgage guaranty investment income trends benefited from a greater invested asset base.

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

Cash, Invested Assets, and Shareholders’ Equity – The following table reflects Old Republic’s consolidated cash and invested assets as well as shareholders’ equity at the dates shown:
					% Change
		September	December	September	Sept '09/	Sept '09/
		2009	2008	2008	Dec '08	Sept '08
Cash and invested assets:	fair value basis	$9,844.3	$8,855.1	$8,733.7	11.2%	12.7%
	original cost basis	$9,635.0	$9,210.0	$9,143.3	4.6%	5.4%

Shareholders’ equity:	Total	$3,955.0	$3,740.3	$3,914.3	5.7%	1.0%
	Per common share	$16.77	$15.91	$16.96	5.4%	-1.1%

Composition of shareholders’ equity per share:
Equity before items below		$15.32	$16.10	$16.96	-4.8%	-9.7%
Unrealized investment gains (losses) and other
accumulated comprehensive income (loss)		1.45	(0.19)	-
Total		$16.77	$15.91	$16.96	5.4%	-1.1%

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

Substantially all changes in the shareholders’ equity account reflect the Company’s net income or loss, dividend payments to shareholders, and impairments or changes in market valuations of invested assets during the periods shown below:
	Shareholders’ Equity Per Share
	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009	2008
Beginning balance	$15.93	$15.91	$19.71
Changes in shareholders’ equity for the periods:
Net operating income (loss)	(0.05)	(0.49)	(0.50)
Net realized investment gains (losses):
From sales	-	-	0.07
From impairments	0.08	0.23	(1.44)
Subtotal	0.08	0.23	(1.37)
Net unrealized investment gains (losses)	0.95	1.56	(0.37)
Total realized and unrealized investment gains (losses)	1.03	1.79	(1.74)
Cash dividends	(0.17)	(0.51)	(0.50)
Stock issuance, foreign exchange, and other transactions	0.03	0.07	(0.01)
Net change	0.84	0.86	(2.75)
Ending balance	$16.77	$16.77	$16.96

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

FINANCIAL POSITION

The Company’s financial position at September 30, 2009 reflected increases in assets, liabilities, and common shareholders’ equity of 7.9%, 8.7% and 5.7%, respectively, when compared to the immediately preceding year-end. Cash and invested assets represented 68.8% and 66.8% of consolidated assets as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, cash and invested assets increased 11.2% to $9,844.3 as a result of positive operating cash flows, new funds from an April 2009 securities offering, and an increase in the fair value of fixed maturity investments.

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

Capitalization - Old Republic’s total capitalization of $4,327.2 at September 30, 2009 consisted of debt of $372.2 and common shareholders' equity of $3,955.0. Changes in the common shareholders’ equity account reflect primarily operating results for the period then ended, dividend payments, and changes in market valuations of invested assets. Old Republic has paid cash dividends to its shareholders without interruption since 1942, and has increased the annual rate in each of the past 27 calendar years. The dividend rate is reviewed and approved by the Board of Directors on a quarterly basis during each year. In establishing each year’s cash dividend rate the Company does not follow a strict formulaic approach. Rather, it favors a gradual rise in the annual dividend rate that is largely reflective of long-term consolidated operating earnings trends. Accordingly, each year’s dividend rate is set judgmentally in consideration of such key factors as the dividend paying capacity of the Company’s insurance subsidiaries, the trends in average annual statutory and GAAP earnings for the five most recent calendar years, and management’s long-term expectations for the Company’s consolidated business.

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

The Company has access to various capital resources including dividends from its subsidiaries, holding company investments, undrawn capacity under its commercial paper program, and access to debt and equity capital markets. At September 30, 2009, the Company’s consolidated debt to equity ratio was 9.4%. This relatively low level of financial leverage should provide the Company with additional borrowing capacity to meet its capital commitments.

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

The major sources of Old Republic’s earned premiums and fees for the periods shown were as follows:

	Earned Premiums and Fees
						% Change
						from prior
	General	Mortgage	Title	Other	Total	period
Years Ended December 31:
2006	$1,902.1	$444.3	$980.0	$74.1	$3,400.5	.4%
2007	2,155.1	518.2	850.7	77.0	3,601.2	5.9
2008	1,989.3	592.5	656.1	80.1	3,318.1	-7.9
Nine Months Ended September 30:
2008	1,507.4	445.2	502.1	62.7	2,517.5	-6.9
2009	1,344.9	508.4	620.6	54.0	2,528.0	.4
Quarters Ended September 30:
2008	500.3	148.4	168.4	18.0	835.2	-9.3
2009	$446.7	$221.5	$253.3	$17.0	$938.7	12.4%

The percentage allocation of net premiums earned for major insurance coverages in the General Insurance Group was as follows:

	General Insurance Earned Premiums by Type of Coverage
	Commercial			Inland
	Automobile			Marine
	(mostly	Workers’	Financial	and	General
	trucking)	Compensation	Indemnity	Property	Liability	Other
Years Ended December 31:
2006	39.6%	21.7%	11.0%	10.7%	5.1%	11.9%
2007	35.0	23.5	13.8	9.3	7.8	10.6
2008	34.9	21.0	16.1	9.7	7.5	10.8
Nine Months Ended September 30:
2008	34.5	21.1	16.0	9.6	7.7	11.1
2009	35.9	22.0	13.4	9.5	8.2	11.0
Quarters Ended September 30:
2008	34.8	20.8	15.7	9.3	7.4	12.0
2009	36.3%	22.0%	12.6%	9.3%	8.1%	11.7%

The following tables provide information on production and related risk exposure trends for Old Republic’s Mortgage Guaranty Group:

Mortgage Guaranty Production by Type
	Traditional
New Insurance Written:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$17,187.0	$13,716.7	$583.7	$31,487.5
2007	31,841.7	10,800.3	901.6	43,543.7
2008	20,861.9	3.5	1,123.5	21,989.0
Nine Months Ended September 30:
2008	18,171.6	3.5	1,096.2	19,271.4
2009	6,778.9	-	.5	6,779.4
Quarters Ended September 30:
2008	4,318.6	-	383.6	4,702.2
2009	$1,993.6	$-	$-	$1,993.6

	Traditional
New Risk Written by Type:	Primary	Bulk	Other	Total
Years Ended December 31:
2006	$4,246.8	$1,146.6	$12.2	$5,405.7
2007	7,844.5	724.5	15.2	8,584.4
2008	4,815.0	.6	11.8	4,827.5
Nine Months Ended September 30:
2008	4,213.2	.6	11.2	4,225.2
2009	1,439.4	-	-	1,439.4
Quarters Ended September 30:
2008	999.7	-	4.0	1,003.8
2009	$428.1	$-	$-	$428.1

	Earned Premiums		Persistency
Premium and Persistency Trends by Type:			Traditional
Years Ended December 31:	Direct	Net	Primary	Bulk
2006	$524.7	$444.3	73.1%	70.5%
2007	612.7	518.2	77.6	73.7
2008	698.4	592.5	83.9	88.4
Nine Months Ended September 30:
2008	526.0	445.2	81.4	86.3
2009	496.1	508.4	83.4%	89.3%
Quarters Ended September 30:
2008	175.3	148.4
2009	$160.2	$221.5

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

The percentage of net claims, benefits and related settlement expenses incurred as a percentage of premiums and related fee revenues of the Company’s three major operating segments and for its consolidated results were as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	65.9%	42.8%	5.9%	45.3%
2007	67.8	118.8	6.6	60.2
2008	73.0	199.3	7.0	81.8
Nine Months Ended September 30:
2008	72.8	192.3	7.0	80.1
2009	76.1	170.7	7.6	77.6
Quarters Ended September 30:
2008	72.5	203.1	7.0	81.8
2009	77.5%	134.2%	8.3%	71.5%

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

The mortgage guaranty claims ratios, absent the effect of the third quarter 2009 reinsurance commutation transactions, have continued to rise in recent periods, principally as a result of higher reserve provisions and paid losses. Reserve additions have been increasing as a result of higher levels of reported delinquencies as well as increased expectations as to claim frequencies and severities. Claim severity has trended upward primarily due to loans with larger unpaid principal balances and corresponding risk becoming delinquent along with a lower level of mitigation potential due to housing depreciation trends. Expectations of greater claim frequency are impacted by several factors, including the number of loans entering into default, the level of rescission activity, the outlook for the housing market, tightening lending standards which affect borrowers’ ability to refinance troubled loans, the aging of the bulk business, and the overall declining state of the economy. As a consequence of the previously mentioned GAAP accounting requirement for reinsurance contract terminations, the 2009 loss ratio for the latest quarter and first nine months dropped from 214.0% and 203.8%, respectively, to 134.2% and 170.7%, respectively.

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

Expenses: Underwriting Acquisition and Other Expenses

The following table sets forth the expense ratios registered by each major business segment and in consolidation for the periods shown:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	24.4%	22.5%	93.6%	44.7%
2007	24.1	17.7	98.1	41.3
2008	24.2	15.7	103.6	39.1
Nine Months Ended September 30:
2008	24.2	15.8	102.0	39.0
2009	26.0	12.6	94.4	40.8
Quarters Ended September 30:
2008	23.8	14.8	102.2	38.8
2009	25.8%	10.9%	91.1%	40.5%

Variations in the Company’s consolidated expense ratios reflect a continually changing mix of coverages sold and attendant costs of producing business in the Company’s three largest business segments. To a significant degree, expense ratios for both the general and title insurance segments are mostly reflective of variable costs, such as commissions or similar charges, that rise or decline along with corresponding changes in premium and fee income, as well as changes in general operating expenses which can contract or expand in differing proportions due to varying levels of operating efficiencies and expense management opportunities in the face of changing market conditions. As a consequence of the previously mentioned GAAP accounting requirement for reinsurance contract terminations, the 2009 expense ratio for the latest quarter and first nine months dropped from 17.3% and 15.1%, respectively, to 10.9% and 12.6%, respectively.

Expenses: Total

The composite ratios of the above summarized net claims, benefits and underwriting expenses that reflect the sum total of all the factors enumerated above have been as follows:

	General	Mortgage	Title	Consolidated
Years Ended December 31:
2006	90.3%	65.3%	99.5%	90.0%
2007	91.9	136.5	104.7	101.5
2008	97.2	215.0	110.6	120.9
Nine Months Ended September 30:
2008	97.0	208.1	109.0	119.1
2009	102.1	183.3	102.0	118.4
Quarters Ended September 30:
2008	96.3	217.9	109.2	120.6
2009	103.3%	145.1%	99.4%	112.0%

Expenses: Income Taxes

The effective consolidated income tax rates (credits) were (125.5)% and (70.0)% in the third quarter and first nine months of 2009, compared to (34.6%) and (31.6%) in the third quarter and first nine months of 2008. The rates for each year reflect primarily the varying proportions of pretax operating income (loss) derived from partially tax sheltered investment income (principally state and municipal tax-exempt interest), the combination of fully taxable investment income, realized investment gains or losses, and underwriting and service income, and judgments about the recoverability of deferred tax assets.

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

OLD REPUBLIC INTERNATIONAL CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information contained in Note 7 “Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements filed as Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Old Republic International Corporation
(Registrant)
Date:	February 5, 2010

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